Form 10-K/A
period 2008-12-31
CENTERLINE HOLDING CO
filed 2009-04-30
CIK 1043325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________

FORM 10-K/A
(Amendment No. 1)
_____________

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-13237
______________

CENTERLINE HOLDING COMPANY
(Exact name of registrant as specified in its charter)
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

Shares of Beneficial Interest

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

The aggregate market value of common equity held by non-affiliates of the registrant as of June 30, 2008 was approximately $81.7 million (based on the closing price of $1.67 per share as reported by the New York Stock Exchange on that date).

As of February 27, 2009, there were 53.0 million outstanding shares of the registrant’s shares of beneficial interest.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORM 10-K/A

Index

			Page
PART III
	Item 10.	Directors, Executive Officers and Corporate Governance	3
	Item 11.	Executive Compensation	7
	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	32
	Item 13.	Certain Relationships and Related Transactions, and Director Independence	36
	Item 14.	Principal Accounting Fees and Services	42

PART IV
	Item 15.	Exhibits, Financial Statement Schedules	43

SIGNATURES

EX-31.1

EX-31.2

- i -

EXPLANATORY NOTE

Centerline Holding Company (OTC: CLNH) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”) on March 10, 2009, for the purpose of including the information that was to be incorporated by reference in the Form 10-K via its inclusion in its definitive proxy statement relating to its 2009 Annual Meeting of Shareholders.  This Amendment hereby amends Part III, Items 10 through 14. We are also including as exhibits the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Except as otherwise expressly stated herein, this Amendment does not reflect events occurring after the date of the Form 10-K, nor does it modify or update the disclosure contained in the Form 10-K in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment should be read in conjunction with the Form 10-K and the Company’s other filings made with the SEC on or subsequent to March 10, 2009.

Unless the context requires otherwise, the terms “we”, “us”, “our” or “the Company” as used throughout this document may mean the business as a whole or a subsidiary, while the term “parent trust” refers only to Centerline Holding Company as a stand-alone entity.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

As of the date of this Amendment, our trustees and executive officers are as follows:

Name	Age	Offices Held	Independence	Year First Became Officer/Trustee	Term Expires

Robert J. Dolan	60	Managing Trustee	Independent	2007	2010
Jerome Y. Halperin	79	Managing Trustee	Independent	2003	2009
Robert L. Loverd	67	Managing Trustee	Independent	2003	2011
Robert A. Meister	68	Managing Trustee	Independent	2003	2010
Thomas W. White	71	Managing Trustee	Independent	2000	2011
Jeff T. Blau	41	Managing Trustee	Non-Independent	2003	2010
Stephen M. Ross	68	Managing Trustee Non-Executive Chairman of the Board	Non-Independent	1999	2009
Marc D. Schnitzer	48	Managing Trustee Chief Executive Officer and President	Non-Independent	2003	2011
Robert L. Levy	43	Chief Financial Officer	Not applicable	2006	Not applicable
Donald J. Meyer	58	Executive Managing Director	Not applicable	2007	Not applicable
Paul G. Smyth	46	Executive Managing Director	Not applicable	2008	Not applicable
Andrew J. Weil	38	Executive Managing Director	Not applicable	2007	Not applicable

Jeff T. Blau is a managing trustee of our Company.  Mr. Blau is also a Managing Trustee and the President of The Related Companies LP (“TRCLP”).  Over the past 15 years, Mr. Blau has been responsible for directing and overseeing new developments worth over $15 billion in virtually every sector of the real estate industry. In his position as President of TRCLP, Mr. Blau is responsible for new development origination and for strategic oversight of the firm’s affiliated group of companies. Mr. Blau completed his undergraduate studies at the University of Michigan and received his Master’s Degree in Business Administration from the Wharton School of the University of Pennsylvania. Mr. Blau is an active member of numerous professional and charitable organizations and currently sits on the board of directors of the Doe Fund, the 14th Street Local Development Corporation/Business Improvement District, ABO, Equinox Holdings, Inc. (an affiliate of TRCLP) and the YMCA of Greater New York.  Mr. Blau is also a member of our finance committee.

Robert J. Dolan is a managing trustee (independent trustee) of our Company.  Mr. Dolan is the Dean of the Stephen M. Ross School of Business at the University of Michigan, a post he has held since 2001.  During his tenure at the University of Michigan, Mr. Dolan served as the Gilbert and Ruth Whitaker Professor of Business Administration.  Currently, he serves as the Stephen M. Ross Professor of Business, the President of the William Davidson Institute, the Chair of the University Development Subcommittee and an Executive Committee member of the Institute for Social Research.  Prior to joining the University of Michigan, Mr. Dolan spent 21 years as a Professor at the Harvard University Graduate School of Business and four years as an Assistant Professor at the University of Chicago Graduate School of Business.  Mr. Dolan has published eight text books on marketing management and has authored numerous journal articles for marketing and business publications.  Mr. Dolan received a Bachelor of Arts degree from Boston College, a Master of Science degree from the Graduate School of Management at the University of Rochester and his PhD from the Graduate School of Management at the University of Rochester.  Mr. Dolan is a member of our audit committee and our compensation committee.

Jerome Y. Halperin is a managing trustee (independent trustee) of our Company.  Mr. Halperin is a retired partner of PricewaterhouseCoopers, LLP (“PricewaterhouseCoopers”), the international accounting firm, where he spent 39 years in varied positions. Mr. Halperin’s final position at PricewaterhouseCoopers was Chairman of the international actuarial, benefits and compensation services group. After his retirement from PricewaterhouseCoopers, Mr. Halperin was the president of the Detroit Investment Fund, a private investment fund established to stimulate economic growth in the city of Detroit. Currently, Mr. Halperin is a consultant on various real estate projects. He serves on the board of directors of several charitable organizations and was the Chairman of the Michigan Tax Forms Revisions Committee, a position he was appointed to by the Governor of the State of Michigan. Mr. Halperin is the co-author of “Tax Planning for Real Estate Transactions”. Mr. Halperin received a Bachelor of Business Administration from the University of Michigan and a Juris Doctor from Harvard Law School. Mr. Halperin is the chairman of our audit committee and is a member of our finance committee.

Robert L. Loverd is a managing trustee (independent trustee) of our Company.  Mr. Loverd is the former Group Chief Financial Officer and a Founding Partner of MC European Capital (Holdings), a London investment banking and securities firm, which was established in 1995 and substantially sold in 2000.  From 1979-1994, Mr. Loverd held various positions in New York and London in the Investment Banking Department of Credit Suisse First Boston. Prior to that, Mr. Loverd was a shareholder in the International Investment Banking Department of Kidder, Peabody & Co. Incorporated. Mr. Loverd is a member of the Board of Directors of Harbus Investors. Mr. Loverd received a Bachelor of Arts degree from Princeton University and a Master’s in Business Administration from Harvard Business School. Mr. Loverd is the independent lead trustee of the board of trustees (the “Board”), the chairman of our compensation committee and a member of our nominating and governance committee and our audit committee.

Robert A. Meister is a managing trustee (independent trustee) of our Company.  Mr. Meister is the Vice Chairman of Aon Risk Services Companies, Inc. (“Aon”), an insurance brokerage, risk consulting, reinsurance and employee benefits company and a subsidiary of Aon Corporation, and has served in this position since 1991. Prior to Aon, Mr. Meister was the Vice Chairman and a Director of Sedgwick James from 1985–1991 and the Vice Chairman of Alexander & Alexander from 1975–1985. Mr. Meister is a member of the board of directors of Ramco-Gershenson Properties (NYSE: RPT) and Universal Health Services (NYSE: UHS) and serves on each company’s compensation committee. Mr. Meister has served on the board of directors of several charitable organizations. Mr. Meister received a Bachelor of Science degree in Business Administration from Pennsylvania State University. Mr. Meister is the chairman of our nominating and governance committee and is a member of our compensation committee.

Stephen M. Ross is a managing trustee and the Non-Executive Chairman of the Board of our Company.  Mr. Ross is the founder, Chairman, Chief Executive Officer and Managing General Partner of TRCLP. Mr. Ross began his career working for the accounting firm of Coopers & Lybrand in Detroit as a tax attorney. Later, he moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments before founding TRCLP in 1972. Mr. Ross graduated from The University of Michigan School of Business with a Bachelor’s degree in Business Administration and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Law degree in Taxation from the New York University School of Law. Mr. Ross endowed the “Stephen M. Ross School of Business” at The University of Michigan. Mr. Ross is a member of the Executive Committee of the Board of Directors of the Real Estate Board of New York and is a trustee of the National Building Museum. Mr. Ross also serves on the Board of Directors of Kerzner International Ltd., Equinox Holdings, Inc. (an affiliate of TRCLP), the Juvenile Diabetes Research Foundation, the Jackie Robinson Foundation and the Guggenheim Museum.

Marc D. Schnitzer is a managing trustee, Chief Executive Officer and President of our Company.  Mr. Schnitzer directs the day-to-day operations of the Company and is responsible for corporate development and strategic planning.  Mr. Schnitzer is a member of the Executive Committee of the Board of Directors of the National Multihousing Council, a board member of the Affordable Housing Tax Credit Coalition and a member of the Real Estate Roundtable. From 1983 to 1986, Mr. Schnitzer was a Financial Analyst with First Boston Corporation, an international investment bank. Mr. Schnitzer joined Centerline’s predecessor company in 1988, after earning the Master of Business Administration from The Wharton School of The University of Pennsylvania. He earned the Bachelor of Science in Business Administration, summa cum laude, from the Boston University School of Management.

Thomas W. White is a managing trustee (independent trustee) of our Company. Mr. White retired as a Senior Vice President of Fannie Mae in the multifamily activities department, where he was responsible for the development and implementation of policies and procedures for all Fannie Mae multifamily programs, including the delegated underwriting and servicing program, prior approval program and negotiated swap and negotiated cash purchases product lines. He was also responsible for asset management of multifamily loans in a portfolio of mortgage-backed securities. Prior to joining Fannie Mae in November 1987, Mr. White served as an investment banker with Bear Stearns, Inc. He was also the executive vice president of the National Council of State Housing Agencies and chief underwriter for the Michigan State Housing Development Authority.  Mr. White also served as a state legislator in the state of Michigan. From 2001-2008 we hired Mr. White as a consultant.  Mr. White serves on the Board of Directors of Enterprise Community Investment, Inc.  Mr. White is the chairman of our finance committee and a member of our nominating and governance committee.

Robert L. Levy is the Chief Financial Officer of our Company. Mr. Levy is responsible for overseeing the Company’s corporate finance and accounting functions.  Mr. Levy joined the Company in November of 2001 as the Director of Capital Markets.  From 1998 through 2001, Mr. Levy was a Vice President in the Real Estate Equity Research and Investment Banking Departments at Robertson Stephens, an investment banking firm in San Francisco.  Prior to 1998, Mr. Levy was employed by Prudential Securities in the Real Estate Equity Research Group and at the Prudential Realty Group, the real estate investment arm of the Prudential Insurance Company. He received his Master’s in Business Administration from the Leonard N. Stern School of Business at New York University and his Bachelor of Arts from

Donald J. Meyer is an Executive Managing Director of a subsidiary of our Company and the CEO of Centerline Real Estate Solutions, an affiliate of Centerline Servicing Inc., a wholly-owned subsidiary of our Company.  Mr. Meyer was previously the Chief Investment Officer for Centerline Capital Group Inc. (“CCG”), a subsidiary of Centerline Holding Company.  Mr. Meyer is also Chief Executive Officer and Chief Investment Officer of American Mortgage Acceptance Company, a commercial mortgage REIT managed by an affiliate of our Company.  Mr. Meyer has 33 years of real estate investment experience. Prior to joining Centerline’s predecessor company, Mr. Meyer was the Chief Investment Officer of Capri Capital Advisors, LLC, a pension fund advisory firm with over $2 billion in assets under management.  Mr. Meyer’s experience includes serving as Managing Director and head of the Capital Markets unit of Cohen Financial, a nationwide mortgage banking firm, Managing Director and Chief Investment Officer of Capital Trust, a NYSE-listed mezzanine lender and 18 years at First National Bank of Chicago. During his tenure at First National Bank of Chicago, Mr. Meyer served as Senior Credit Officer for the bank’s $7-billion real estate loan portfolio, head of the real estate loan workout group and head of the Corporate Investments unit responsible for high yielding real estate assets. Mr. Meyer earned the Bachelor of Science in Finance, with Honors, from the University of Illinois.

Paul G. Smyth is an Executive Managing Director of our Company and the Head of the Portfolio Management Group. Mr. Smyth oversees the Primary Servicing, Special Servicing, Affordable Asset Management, Construction Monitoring and Portfolio Oversight functions. Mr. Smyth was previously President and Chief Operating Officer of Centerline REIT.  Mr. Smyth also serves as Chief Executive Officer of Centerline Servicing, Inc., a highly-rated commercial real estate mortgage loan servicing subsidiary that includes primary and special loan servicing, and surveillance services for a portfolio comprising over $100 billion commercial mortgage-backed securities (CMBS), government sponsored entities (GSE) or agency loans, and loans for private investors. Mr. Smyth was previously President and Chief Operating Officer of ARCap REIT, a full-service real estate finance and servicing company acquired by Centerline’s predecessor company in 2006.  Prior to joining ARCap in 2002, Mr. Smyth served as Managing Director-Servicing for Banc One Mortgage Capital Markets, LLC (formerly ORIX Capital Markets, LLC) and oversaw its $50 billion master, primary and special servicing platform, including 40 sub-servicers and 180 servicing employees, along with an FDIC national warehouse for loans from failed institutions.  During his long tenure at Banc One, he also served as a Senior Portfolio Manager-Special Servicing (1996 – 2002), where he managed numerous contracts and assets in conjunction with FDIC oversight. From 1992 through 1995 at Banc One New Hampshire Asset Management he managed a team handling an over $450 million problem loan portfolio comprising over 2,000 commercial, franchise and real estate loans located throughout New England and along the east coast. From 1989-1992, Mr. Smyth was in the Real Estate Division of Bonnet Resources Corporation, where he managed a team handling a $250 million problem loan/REO portfolio located in Texas and the Southeast. He began his career in 1986 as a credit analyst and Vice President in the Real Estate Lending Division of Bank One Texas. Mr. Smyth earned the Bachelor of Business Administration in Finance and Real Estate from Baylor University.

Andrew J. Weil is an Executive Managing Director of our Company, the Head of the Affordable Housing Group and the Chief Executive Officer of Centerline Financial, the Company’s Credit Risk Products Group. Mr. Weil is responsible for overseeing the day-to-day operations of the Affordable Housing Group, including the acquisition of properties with Low-Income Housing Tax Credits and the origination and structuring of institutional funds. Prior to joining the Company’s predecessor in January 1994, Mr. Weil was a Financial Analyst for The Heights Management Company, where he specialized in the analysis of potential investments and property management. Mr. Weil received a Bachelor of Science degree in Economics with a concentration in Finance from The Wharton School of The University of Pennsylvania.

Centerline Affordable Housing Advisors LLC

Our Board directs the management of the business of our Company but retains Centerline Affordable Housing Advisors LLC (“CAHA”) to manage our day-to-day affairs.

We and our subsidiaries operate our day-to-day activities utilizing the services and advice provided by our subsidiary, CAHA, subject to the supervision and review of our Board and our subsidiaries’ board of trustees (or directors), as applicable.

Executive Officers

As of the date of this Amendment, the sole executive officers of CAHA were:

Name	Age	Office
Marc D. Schnitzer	48	Chief Executive Officer
Andrew J. Weil	38	Executive Managing Director

Biographical information with respect to Messrs. Schnitzer and Weil may be found above.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and trustees, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by regulation of the SEC to furnish us with copies of all Section 16(a) forms they file.

During the fiscal year ended December 31, 2008, our trustees, executive officers and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements, except that each of the following executive officers inadvertently filed (a) one Form 4 with one late transaction:  Mr. Meyer, (b) one Form 4 with two late transactions: Messrs. Meister, Loverd, Halperin, Dolan and Weil, (c) one Form 4 with four late transactions: Mr. Schnitzer, and (d) one Form 4 with seven late transactions Mr. Levy.

Code of Conduct and Code of Ethics

We have adopted a Code of Business Conduct and Ethics as defined under the rules of the SEC that applies to our executive officers and all professionals in finance and finance-related departments, as well as our trustees and officers and employees of our subsidiaries.

We regularly monitor developments in the area of corporate governance and continue to enhance our corporate governance structure based upon a review of new developments and recommended best practices. Our corporate governance materials, including our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Whistle Blower Policy (which is incorporated in our Code of Business Conduct and Ethics) and charters for the audit, compensation, and nominating and governance committees may be found on our website at http://www.centerline.com in the “Investor Relations” section (under “Corporate Governance”). Copies of these materials are also available to shareholders upon written request to our Secretary, Centerline Holding Company, 625 Madison Avenue, New York, New York 10022. Material amendments to and waivers from either, if any, will be disclosed in the Investor Relations section.

Nominations for trustees

There have been no material changes to the procedures by which security holders may recommend nominees to our Board since those procedures were described in the Proxy Statement for our 2008 annual meeting of the shareholders.

Audit Committee

We have a separately designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act.  The audit committee’s duties include the periodic review of our financial statements and meetings with our independent registered public accounting firm. The ongoing administration of the Corporate Governance Guidelines and the Code of Business Conduct and Ethics for our Company is overseen by the audit committee. The audit committee must have at least three members and be comprised solely of independent trustees. The audit committee is currently comprised of Mr. Halperin (chair), Mr. Dolan and Mr. Loverd.  Our Board has determined that all three committee members are independent within the meaning of the SEC rules and regulations.  In addition, our Board has determined that Mr. Halperin is qualified as an audit committee financial expert within the meaning of the SEC rules and regulations.

Item 11.  Executive Compensation.

EXECUTIVE COMPENSATION
Compensation Discussion and Analysis

Overview of Compensation Program

The compensation committee of the Board has furnished the following report on compensation for fiscal 2008 for the executive officers named in the Summary Compensation Table in this report.  Throughout this report, such executives are referred to as the “named executive officers.”

Fiscal 2008 was a difficult year for Centerline.  Unprecedented conditions, both for the global economy and the U.S. financial services and commercial real estate industries, buffeted every aspect of the Company.  As a result, our financial performance suffered and our share price plummeted.  This report discusses our overall compensation philosophy and practices, as well as fiscal 2008 results in this challenging time.

Roles and Responsibilities

The primary purpose of the compensation committee is to conduct reviews of the Company’s general executive compensation policies and strategies and to oversee and evaluate the Company’s overall compensation structure and programs. Direct responsibilities include, but are not limited to:

•
evaluating and approving goals and objectives relevant to the compensation of the Chief Executive Officer and other executive officers and evaluating the performance of the executives in light of those goals and objectives;

•	determining and approving the compensation level for the Chief Executive Officer;

•	evaluating and approving compensation levels of other executive officers;

•	evaluating and approving all grants of equity-based compensation to executive officers; and

•
reviewing performance-based and equity-based incentive plans for the Chief Executive Officer and other executive officers and reviewing other benefit programs presented to the compensation committee by the Chief Executive Officer.

The role of the Chief Executive Officer is to provide reviews and recommendations for the compensation committee’s consideration and to manage the Company’s executive compensation programs, policies and governance.  The Chief Executive Officer’s direct responsibilities include reviewing the effectiveness of the Company’s compensation programs, including competitiveness and alignment with the Company’s objectives, and recommending compensation awards for named executive officers other than the Chief Executive Officer.

From time to time, the compensation committee may delegate decision making to the Chief Executive Officer and other executives if compensation determinations are within specified thresholds established by the compensation committee.  In addition, under the compensation programs approved by the compensation committee, certain awards may be made by the Chief Executive Officer (see “Executive Compensation Philosophy and Process-Compensation Programs Under the 2007 Plan” below).

From time to time, the compensation committee has retained SMG Advisory Group LLC (the “Outside Consultant”) as its compensation consultant to assist in the development and evaluation of compensation policies and the compensation committee’s determination of compensation for executive officers.  However, the compensation committee did not retain the Outside Consultant to determine fiscal 2008 compensation in part because (a) base salaries of the executive officers are determined by employment agreements and (b) the Company’s flexibility regarding executive compensation issues with respect to which the Outside Consultant might have been consulted was, and is, limited by (i) the deteriorating economic environment, (ii) the limitations placed on the Company by its bank financing and (iii) the limited share capacity available under the 2007 Plan.

Executive Compensation Philosophy and Process

Overall Program Objectives

Our success depends on developing, motivating and retaining individuals who have the skills and expertise to lead our Company. The compensation committee evaluates both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of our peer companies.  The Company designs its compensation programs to:

•
Encourage long-term focus on the ultimate objective of improving shareholder value.  Employees at a higher level have an increasing proportion of their compensation based on equity incentives tied to the long-term performance of the Company because they are in a position to have greater influence on long-term results.

•
Align executives’ interests with those of shareholders.  To that end, the compensation committee believes executive compensation packages provided by the Company to its executives, including the named executive officers, should include both cash and share-based compensation.

•	Retain and recruit executive talent. To attract and retain highly skilled executives, we must remain competitive with the pay of other employers who compete with us for talent.

•
Reward performance.  Each year, we assess performance based on a variety of factors, including growth in earnings per share and other business results, leadership, management skills and technical expertise.  Our compensation program should reward exemplary performance and deliver less when performance lags.

•
Focus all employees on company-wide results.  Our compensation programs should encourage employees to improve the performance of the whole company, not only their particular groups, including earnings per share.  To further this goal, the compensation committee typically approves compensation programs that focus on company-wide results (see “-Compensation Programs Under the 2007 Plan” and “Fiscal Year 2009 Changes” below).

The Company seeks to achieve these objectives through three key compensation elements:

•	base salary;

•	annual bonus, which often consists of a combination of cash and equity awards (restricted common shares or share options), which typically are subject to time-based vesting requirements; and

•
grants of long-term, equity-based compensation (i.e., longer-term compensation, such as restricted common shares or share options) pursuant to the Annual Incentive Bonus Programs, which are based on meeting performance objectives and are subject to time-based vesting requirements.

The Company also maintains incentive compensation plans in which designated employees participate in a pool comprised of shares of cash flow of certain investment funds managed by Centerline REIT, which are received by one of our subsidiaries after investors have received a specified return under the fund agreements.  In this report, we refer to these shares of cash flow as “promotes.”  The compensation plans are described below under the heading “Centerline REIT Incentive Compensation Plans.”

In June 2007, the shareholders of the Company approved the 2007 Plan (see “-2007 Incentive Share Plan” below), which is intended to provide the Company with sufficient flexibility to implement new compensation programs intended to achieve two principal objectives:

•	strengthen the link between compensation and performance, measured at the Company-wide level; and

•	support the Company’s business strategy and business plan by clearly communicating what is expected of executives with respect to goals and results by rewarding achievement.

The Compensation Committee’s Process

The compensation committee has established a number of processes to assist it in ensuring that the Company’s executive compensation program is achieving its objectives.  Among those are:

•
Assessment of Company Performance and General Economic Factors.  The compensation committee evaluates the Chief Executive Officer’s performance, and the performance of other named executive officers, in light of the Company’s goals and objectives, and its overall performance in meeting those goals and objectives.  In establishing the compensation of the Chief Executive Officer and other named executive officers, the compensation committee considers various measures of Company and industry performance and general economic factors but focuses primarily on growth in earnings per share and individual contributions to Company-wide performance.

•
Consideration of the Company’s Actual 2008 Results and Implications for Reduction in Budgeted Executive Compensation.  The Company’s actual results for 2008 were significantly less than management’s budgeted 2008 earnings.  In addition, the Company’s principal lenders imposed restraints on the Company’s ability to use its cash for executive bonus compensation for fiscal 2008.  These two factors resulted in significant reductions to the bonus pool available for executive officer bonuses.  As a result, bonuses paid to the Chief Executive Officer and the other named executive officers decreased by approximately 70% year-to-year compared to 2007.  See “Principal Components of Executive Compensation for 2008-Annual Bonuses.”

•
Total Compensation Review. During 2006, the compensation committee reviewed the total compensation of the Chief Executive Officer, the Chief Financial Officer and other executive officers, including reviews of base pay, bonus and equity incentives as well as perquisites and payments that would be required under various severance and change-in-control scenarios. In furtherance of this review, the compensation committee engaged the Outside Consultant to conduct a review of its total compensation program for the Chief Executive Officer and the Chief Financial Officer, as well as for other executive officers.  The compensation committee does not engage in benchmarking of total compensation or elements thereof, but the Outside Consultant provided the compensation committee with relevant market data and alternatives to consider when making compensation decisions for the Chief Executive Officer and the Chief Financial Officer.  The compensation committee considered the recommendations being made by the Company’s management for executives other than the Chief Executive Officer and the Chief Financial Officer.  Following the 2006 review, the compensation committee approved employment agreements for the Chief Executive Officer, the Chief Financial Officer and the Chief Operating Officer during 2006, and for the remaining executive officers during 2007, after determining that these elements of compensation were reasonable in the aggregate. In 2008, the Company entered into amendments to the employment agreements of each of the executive officers of the Company providing for a reduction in their respective base salaries effective April 21, 2008.  The salary reductions were implemented as part of the Company’s overall cost reduction initiative and terminated on December 31, 2008, at which time the base salaries increased to their pre-reduction levels.  Mr. Levy’s base salary subsequently was increased by an amendment to his employment agreement approved by the compensation committee (see “Principal Components of Executive Compensation for 2008-Base Salary-Fiscal Year 2008 Decisions”).

•
Assessment of Individual Performance. Individual performance has a strong impact on the compensation of all employees, including the Chief Executive Officer.  With respect to the Chief Executive Officer, the compensation committee reviews the Chief Executive Officer’s performance based on his achievement of Company goals and other leadership accomplishments.  The primary economic goal upon which the Chief Executive Officer’s performance is measured is growth in earnings per share.  The Chief Executive Officer’s 2008 bonus was reduced by approximately 70% compared to his 2007 bonus due to the Company’s financial and share price performance in 2008 and as a result of cash flow constraints imposed by the Company’s lenders.  See “Annual Bonuses-Fiscal Year 2008 Decisions.”

•
Competitive Considerations.  In making compensation decisions with respect to each element of compensation, the compensation committee considers the competitive market for executives and compensation levels provided by comparable companies.  The compensation committee does not attempt to set each compensation element for each executive within a particular range related to levels provided by industry peers.

A significant percentage of total compensation is allocated to incentives as a result of the philosophy mentioned above.  There is no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation. Rather, the compensation committee reviewed information provided by management to determine the appropriate level and mix of incentive compensation.

Timing of Decisions

The compensation committee makes its decisions regarding the base salary of each named executive officer when it approves the employment agreement of such executive, which employment agreement may also provide for a long-term equity grant that vests over time.  The compensation committee’s procedure for timing of annual bonus equity grants (restricted Common Share awards and share options) is as follows:  the annual bonus equity grant date for all eligible employees, including named executive officers is in early March.  This date will be established by the Company and the compensation committee in advance-typically at the compensation committee’s February meeting.  In February 2009, the compensation committee met and approved the dollar amounts of the executive officers’ cash bonuses, and incentive compensation grants, with the number of shares of and incentive compensation grants, to be determined at the close of business of March 10, 2009.  In the event of grants to new hires, the grants are effective on the first day of employment.  The Company does not time, or plan to time, its release of material non-public information for the purpose of affecting the value of executive compensation.
2007 Incentive Share Plan

The shareholders approved the 2007 Plan at the annual meeting of shareholders held on June 13, 2007.  The 2007 Plan is designed to attract, retain and motivate employees and to provide incentives and rewards for superior performance. The 2007 Plan authorizes the granting of share options, share appreciation rights, restricted shares, restricted share units, unrestricted shares, deferred share units and performance awards (collectively, the “Awards”) to employees, non-employee trustees, non-employees to whom an offer of employment has been extended and consultants and includes the authority to grant Awards that qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code, if applicable.  Subject to earlier termination by the Board, the 2007 Plan will terminate on June 13, 2017.

The 2007 Plan provides that, subject to capital adjustments, the maximum number of the Company’s common shares that may be issued under the 2007 Plan for future Awards is equal to ten percent (10%) of the Total Shares (as defined below) outstanding as of the December 31st preceding any issuance of shares pursuant to an Award. “Total Shares” means (i) shares of beneficial interest (common and preferred) and (ii) other securities issued by the Company and its affiliates that have economic attributes similar to common shares, including, without limitation, the special common units and special common interests issued by the Company’s subsidiaries. Shares that are subject to any Award that expires or is forfeited, cancelled or becomes unexercisable under the 2007 Plan (as well as under the 1997 Plan, along with any shares that are not paid or delivered under either plan) will again be available for subsequent Awards, except as prohibited by law. Based on the foregoing formula (except for the reissuance of forfeited grants), the total number of Awards that could be granted for the life of the plan is 8,621,460 shares, based on 10% of Total Shares of 86,214,602 as of December 31, 2008.

The Board has delegated general administrative authority for the 2007 Plan to the compensation committee. Subject to the terms of the 2007 Plan, the compensation committee has express authority to determine who will receive awards, the number of shares, units or dollars to be covered by each Award and the terms and conditions of Awards. The compensation committee has broad discretion to prescribe, amend and rescind rules relating to the 2007 Plan and its administration, to interpret and construe the 2007 Plan and the terms of all Award agreements and to take all actions necessary or advisable to administer the 2007 Plan. Within the limits of the 2007 Plan, the compensation committee may accelerate the vesting of any Award, allow the exercise of unvested Awards and modify, replace, cancel or renew Awards. The compensation committee has delegated authority to the Chief Executive Officer to approve Awards to employees (other than executive officers designated by the compensation committee) under the compensation programs described below.

The foregoing description of the 2007 Plan does not purport to be complete and is qualified in its entirety by reference to the more detailed description of the 2007 Plan contained in the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 23, 2007 in connection with the Company’s 2007 Annual Meeting of Shareholders, as well as the full text of the 2007 Plan (attached as Appendix A to the 2007 Proxy Statement).

Compensation Programs under the 2007 Plan

For fiscal 2008, the compensation committee approved the award of bonuses under two Annual Incentive Bonus Programs (denominated as “A” and “B”).  The members of the “B” bonus pool included the ten members of the Company’s executive committee (which includes all of the named executive officers) plus six additional senior executives.  The aggregate amount of the “B” bonus pool was $2,337,500, which equated to a decrease of approximately 82% of the total “B” cash bonus pool for 2007 and a decrease of approximately 70% of the aggregate cash bonuses received by the currently employed executive officer group for fiscal 2007 (fewer officers participated in the reduced pool for fiscal 2008 versus fiscal 2007).

The Annual Incentive Bonus Programs (each, an “Incentive Program”) establish cash bonus pools for the payment of annual bonuses of cash and restricted common shares to the Company’s employees. The Chief Executive Officer is responsible for making allocations of cash-based and/or share-based participation percentages under the Incentive Programs to employees who are not reporting persons for Securities and Exchange Commission Rule 16 purposes. Restricted Common Share grants are subject to accelerated vesting under certain conditions set forth in the 2007 Plan and the Incentive Program plan documents. The participants under Incentive Program “B” are members of the Company’s senior management team, and participants under Incentive Program “A” are staff members. The determination of who will participate in which incentive plan may vary from year to year and will be determined by the compensation committee and/or the Chief Executive Officer. The compensation committee is responsible under Incentive Program “B” for making allocations of participation percentages to SEC Rule 16 reporting persons.

The foregoing description of the 2007 Plan does not purport to be complete and is qualified in its entirety by reference to the more detailed description of such plans contained in the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 23, 2007 in connection with the Company’s 2007 Annual Meeting of Shareholders.  In 2008, the aggregate amount of “B” cash bonus pool was set as a fixed amount rather than calculated based on the formulaic provisions of the “B” bonus plan, due to financial conditions referred to below (See “-Fiscal Year 2008 Decisions”.)

Principal Components of Executive Compensation for 2008

The compensation committee evaluated and set 2008 executive compensation in the context of the company’s performance, the current global economic and real estate industry recession and constraints on bonus payments imposed as a result of the Company’s discussions with its principal lenders.

For 2008, the principal components of compensation for named executive officers were:

•	base salary; and

•
annual bonus, consisting of a combination of cash and equity awards (restricted common shares), which typically are subject to time based vesting requirements and which are issued in accordance with Incentive Compensation Program B.

In prior years, the components of executive compensation included grants of long-term equity-based compensation.  Last year, that program was known as the 2007 Outperformance Program.  For fiscal 2008, management did not ask the compensation committee to approve another annual installment of the Outperformance Program.

The compensation committee believes that the program described above balances both the mix of cash and equity compensation, and the mix of currently paid and longer-term compensation in a way that furthers the compensation objectives discussed above. Following is a discussion of the committee’s considerations in establishing each of the components for the named executive officer.

Base Salary

Purpose.  The Company provides named executive officers and other employees with a base salary to compensate them for services rendered during the fiscal year.  The objective of base salary is to reflect job responsibilities, value to the Company and individual performance with respect to market competitiveness.

Considerations.  The base salaries of the named executive officers are designated in employment agreements with those officers.  The base salaries and the amounts of any increases to base salaries are determined by the compensation committee based on a variety of factors, including:

•	the nature and responsibilities of the position and, to the extent available, salary norms for persons in comparable positions at comparable companies;

•	the expertise of the individual executive;

•	the competitiveness of the market for the executive’s services; and

•	the recommendations of the Chief Executive Officer (except in the case of his own compensation).

Fiscal Year 2008 Decisions.  The named executive officers are employed pursuant to employment agreements approved by the compensation committee which provide for annual base salaries.  These employment agreements are described under “Employment Agreements of Named Executives Officers” below.

Effective January 1, 2007, Mr. Schnitzer, our Chief Executive Officer, entered into an employment agreement with a subsidiary of the Company pursuant to which Mr. Schnitzer was to receive an annual base salary of $675,000 for 2008 and $725,000 for 2009.  Mr. Schnitzer subsequently entered into an amendment to his employment agreement whereby he voluntarily reduced his base salary for the period of 2008 to $562,500 effective April 21, 2008 as part of an across-the-board expense reduction effort.  This voluntary salary reduction provision terminated on December 31, 2008, and Mr. Schnitzer’s base salary for 2009 returned to $725,000 pursuant to his employment agreement.

During November 2006, Mr. Levy entered into an employment agreement with a subsidiary of the Company pursuant to which Mr. Levy serves as our Chief Financial Officer and was to receive a base salary of $325,000.  Mr. Levy subsequently entered into an amendment to his employment agreement whereby he voluntarily reduced his base salary for the period of 2008 to $315,000 effective April 21, 2008 as part of an across-the-board expense reduction effort.  This voluntary salary reduction provision terminated on December 31, 2008, and, in March 2009 Mr. Levy and the Company entered into a further amendment to his employment agreement increasing his base salary from $325,000 to $400,000 effective January 1, 2009, based upon a review of the compensation of other comparable chief financial officers.

Effective January 1, 2007, Mr. Meyer, our former Chief Investment Officer, entered into an employment agreement with a subsidiary of the Company pursuant to which Mr. Meyer was to receive an annual base salary of $400,000 for 2008.  Mr. Meyer subsequently entered into an amendment to his employment agreement whereby he voluntarily reduced his base salary for the period of 2008 to $360,000 effective April 21, 2008 as part of an across-the-board expense reduction effort.  This voluntary salary reduction provision terminated on December 31, 2008, but Mr. Meyer subsequently entered into further amendments to his employment agreement (a) reducing his base salary to $325,000 effective January 1, 2009 and (b) relinquishing his Chief Investment Officer title.  Mr. Meyer retained the title of Executive Managing Director.

Effective January 1, 2007, Mr. Smyth, an Executive Managing Director and the Group Head of the Portfolio Management Group, entered into an employment agreement with a subsidiary of the Company pursuant to which Mr. Smyth was to receive an annual base salary of $300,000 for 2008.  Mr. Smyth subsequently entered into an amendment to his employment agreement whereby he voluntarily reduced his base salary for the period of 2008 to $279,000 effective April 21, 2008 as part of an across-the-board expense reduction effort.  This voluntary salary reduction provision terminated on December 31, 2008, but Mr. Smyth subsequently entered into a further amendment to his employment agreement increasing his base salary to $350,000 effective March 9, 2009 based on his promotion as Executive Managing Director and his increased responsibilities.

Effective January 1, 2007, Mr. Weil, an Executive Managing Director and the Group Head of the Affordable Housing Group, entered into an employment agreement with a subsidiary of the Company pursuant to which Mr. Weil was to receive an annual base salary of $400,000 for 2008.  Mr. Weil subsequently entered into an amendment to his employment agreement whereby he voluntarily reduced his base salary for the period of 2008 to $360,000 effective April 21, 2008 as part of an across-the-board expense reduction effort.  This voluntary salary reduction provision terminated on December 31, 2008, returning Mr. Weil’s base salary to $400,000 effective January 1, 2009.

Any future merit-based or market-based increases to salaries of named executive officers will be based on the compensation committee’s assessment of the individual’s performance, the Company’s performance, competitive positioning (comparing the Company’s salary structure with salaries paid by comparable companies) and general economic factors.  Specific considerations are expected to include growth in earning per share, increased total return to shareholders and contributions to Company-wide achievement.  The base salaries of the named executive officers cannot be modified without approval of the compensation committee and amendments to their respective employment agreement.

Annual Bonuses

Purpose.  The Company provides annual bonuses paid part in cash and part in equity awards that typically vest over a period of time.  The objective of the program is to compensate individuals for performance and contributions to the performance of the Company.  The annual bonus of the Company’s executive officers is issued pursuant to Incentive Program “B”, which is more fully described above (see “Executive Compensation Philosophy and Process—Compensation Programs Under the 2007 Plan”).

Considerations.  The bonuses our executives receive in large part depend on the executives’ individual performance and level of responsibility.  Consistent with our executive compensation philosophy, we allocate a significant percentage of annual bonus compensation to equity awards that vest over several years to align the compensation of named executive officers with the long term performance of the Company and return to shareholders.  In determining bonuses, the compensation committee assesses the performance of the Chief Executive Officer and other key executives, taking into account the recommendations of the Chief Executive Officer (other than with respect to the Chief Executive Officer’s bonus) and reviews comparable market data compiled by the Outside Consultant if one is utilized.

Fiscal Year 2008 Decisions.  For fiscal 2008, the compensation committee determined the aggregate amount of the annual bonus for the named executive officers based on the Company’s financial performance and the compensation committee’s judgment of their individual performance during 2008.  The Company was also subject to constraints on its use of cash flow for compensation as required by the Company’s lenders.  The compensation committee required management to reduce the bonuses of the named executive officers and other key executives by approximately 70% year-to-year compared to 2007 due to the year-to-year decline in earnings.

In February 2009, the compensation committee approved the annual bonuses of the Chief Executive Officer, the Chief Financial Officer and the other named executive officers, each of whom received a combination of cash bonuses and restricted Common Shares as set forth in the table below.

Executive Officer	Cash Bonus(1)	Value of Restricted Common Shares(2)	Number of Restricted Common Shares
Marc D. Schnitzer	$330,000	$71,996	479,976
Robert L. Levy	$258,000	$40,094	267,292
Donald J. Meyer	$177,000	$36,607	244,050
Paul G. Smyth	$200,000	$36,607	244,050
Andrew J. Weil	$225,000	$54,222	361,478

(1)
Each executive officer will receive one-fourth of the above-stated cash bonus on March 11, 2009, and one-forth on each of the following dates if such executive officer is employed by the Registrant on such dates: June 1, 2009, August 1, 2009 and October 1, 2009.

(2)
The restricted common share grants were granted on the same date as the cash bonus amounts were approved.  Grants for Mr. Schnitzer and Mr. Weil were made in connection with the cancellation of share options granted in prior years.  All common shares granted to the executives will vest over a two-year period, with 50% vesting on January 1, 2010 and 50% vesting on January 1, 2011.  The number of common shares issued to each executive officer was determined using a grant price of $0.15 per share, which was the closing price of the Company’s common shares on the trading date prior to the grant date.

This year the compensation committee did not include restricted share grants as part of the 2008 bonuses due to significant reductions in the overall bonus amounts of the named executive officers versus 2007, but the committee approved long-term incentive compensation in the form of restricted share grants to encourage retention and economically align the interests of the executives with the long-term interests and goals of the Company.  See “-Long-Term Incentive Compensation”.

Long-Term Incentive Compensation

Purpose.  The Company issues equity awards to the named executive officers for the purpose of aligning compensation for named executive officers over a multi-year period directly with the interests of shareholders of the Company.  These equity awards are also issued to motivate and reward the creation and preservation of long-term shareholder value.  For fiscal 2008, the Company issued part of the annual bonuses paid to certain named executive officers in the form of restricted common shares (see “Annual Bonuses - Fiscal Year 2008 Decisions” above).

Restricted Common Shares.  The number of restricted common shares or options granted to executive officers, including the Chief Executive Officer, is based on individual performance and level of responsibility. For this purpose, the compensation committee measures performance the same way as described above for cash bonuses. The compensation committee’s view is that long-term incentive awards should be sufficient in size to provide a strong incentive for executives to work for long-term business interests. Restricted common shares granted as long-term incentive compensation to named executive officers generally vest over the course of two or three years, with equal pro-rated portions of the grant vesting on each anniversary.  In the event of grants to new hires, the grants are effective on the first day of employment.

Share Options.  Share options align employee incentives with shareholders because options have value only if the share price increases over time. The Company’s 10-year options, granted at the market price on the date of grant, help focus employees on long-term growth. In addition, options are intended to help retain key employees because they typically vest ratably over the course of three years and, if not exercised, are forfeited if the employee leaves the Company before retirement.  The compensation committee will not grant share options with exercise prices below the market price of the Company’s common shares on the date of the grant, which under the 2007 Plan will be the closing price of common shares on the issuance date.  The Company will not reduce the price of options (except in connection with adjustments to reflect recapitalizations, share or extraordinary dividends, share splits, mergers, spin-offs and similar events permitted by the 2007 Plan).  Likewise, if the Common Share price declines after the grant date, we do not replace options.  The Company did not issue any options to named executive officers in 2008 and cancelled all options previously issued to them.

Mix of Restricted Common Shares and Share Options.  Although the Company has the discretion to issue share options to executive officers, and may do so in the future, the Company did not issue any share options to the named executive officers as part of their fiscal 2008 annual bonuses and instead issued only long-term awards in the form of restricted common shares pursuant to Incentive Plan “B”.

Fiscal Year 2008 Decisions.  The Company issued one type of long-term grants to the named executive officers:  the grants of restricted Common Shares granted to the executive officers in March 2008.  The annual grants are described above (see “Annual Bonuses—Fiscal Year 2008 Decisions” above).

Fiscal Year 2009 Changes

As described above, certain of the named executive officers entered into voluntary reduction amendments to their employment agreements that modified base salaries (see “Base Salary – Fiscal Year 2008 Decisions” above).

Perquisites

The Company does not provide significant perquisites or personal benefits to the named executive officers, except as follows:

•	The Company provides an automobile allowance to (i) Mr. Schnitzer of $25,000 per year, payable in monthly installments, and (ii) Mr. Levy of $1,500 per month.

•	The Company provides life insurance coverage to (i) Mr. Schnitzer in the amount of $3,000,000 and (ii) Mr. Levy in the amount of $500,000.

•	Mr. Schnitzer and Mr. Levy receive reimbursement for the preparation of income tax returns.

•	The Company provides supplemental long-term disability insurance coverage providing benefits to age 65 to each of the named executive officers in the amount of $15,000 per month.

•
During 2008, the Company paid the named executive officers distributions with respect to non-vested share grants as follows: $128,175 for Mr. Schnitzer; $50,834 for Mr. Levy; $43,246 for Mr. Meyer; $95,974 for Mr. Smyth; and $40,392 for Mr. Weil.

•	During 2008, Mr. Weil received a referral bonus of $47,500 in connection with loans originated by a subsidiary of the Company.

Severance Benefits

The Company has entered into employment agreements with the named executive officers that provide for severance payments and other benefits if their employment is terminated under certain circumstances, including in connection with a change in control of the Company.  These severance provisions are designed to promote stability and continuity of senior management, and the compensation committee considers them to be fair and appropriate.  Information regarding applicable payments under such agreements for the named executive officers is provided below under the heading “Potential Payments Upon Termination or Change in Control.”

Centerline REIT Incentive Compensation Plans

Centerline REIT and its subsidiaries sponsor and manage funds that invest in high-yield real estate instruments.  These subsidiaries earn promotes (shares of cash flow) from equity investments in the sponsored funds.  Centerline REIT has established incentive compensation plans that pool a portion of the promotes earned by our subsidiaries from the funds. Under the incentive compensation plans, participants are eligible to earn units over the life of the respective funds. A participant is eligible for payments under the plans based on the participant’s proportionate number of units owned at the time Centerline REIT receives payment of the promotes.  A participant who voluntarily terminates, or is terminated with cause, will forfeit participation in the plans with forfeited units being available for reallocation.  A participant who dies, becomes disabled, terminates for good reason or upon normal retirement or is terminated without cause will be entitled to retain units allocated to him/her and participate in the future receipt of promotes under the plans.  In the event of a participant’s death, payments will be made to his/her designated beneficiary or the participant’s estate if the participant fails to designate a beneficiary.  A designated beneficiary or heirs, as the case may be, will be treated as a participant under the plans.  Future awards, or lack thereof, may potentially alter the proportionate share of units owned by a participant.  The amount of future payments, if any, under the incentive compensation plans is entirely dependent on both the participant’s proportionate share of the number of units in the plans and on the promotes received by Centerline REIT.  There is no guarantee as to the amount that may be received by Centerline REIT.

Other Matters

Share Retention Guidelines; Hedging Prohibition

Share retention guidelines help to foster a focus on long-term growth. We expect our executive officers to retain all net shares received from share options and performance awards, net of taxes, for at least one year. Consistent with this objective, equity awards generally are issued in the form of restricted common shares that are subject to vesting schedules and to forfeiture if the executive leaves the Company prior to vesting, except by reason of termination without cause, death, disability or retirement. Employees are not permitted to hedge their economic exposure to the common shares that they own.

Deductibility Cap on Executive Compensation

Our policy is to qualify our incentive compensation programs for full corporate deductibility to the extent feasible and consistent with our overall compensation goals as reflected in the summary compensation table below.  We may be prohibited under U.S. federal income tax law, if applicable; from taking a tax deduction for certain compensation paid in excess of $1,000,000 to the named executive officers listed in the summary compensation table below. However, performance-based compensation, as defined in the tax law, is fully deductible if the programs are approved by shareholders and meet other requirements.

Executive Compensation Recovery Policy

The compensation committee has adopted as part of the 2007 Plan an executive compensation recovery policy applicable to executive officers. Under this policy, the Company may recover incentive compensation (cash or equity) that was based on achievement of financial results that were subsequently the subject of a restatement if an executive officer engaged in intentional misconduct that caused or partially caused the need for the restatement and if the effect of the wrongdoing was to increase the amount of bonus or incentive compensation. This policy covers income related to cash bonuses and performance awards.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2008, the compensation committee consisted of Messrs. Loverd, Meister, Dolan and Gantcher, who resigned as a member of the Board, effective October 31, 2008.  No compensation committee member had any interlocking relationships requiring disclosure under applicable rules and regulations.  No compensation committee member was employed by the Company as an officer or employee during 2008.  No executive officer of the Company serves as a member of the board of directors or compensation committee of any other company that has one or more executive officers serving as a member of our Board or the compensation committee.  The Company’s executive officers routinely provide the compensation committee with recommendations regarding incentives, including the 2007 Plan and the compensatory programs described above.  They may participate in discussions of proposed plans and arrangements but have no vote with respect to their individual awards or compensation.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the compensation committee recommended to the Board that the Compensation Discussion and Analysis be included in this report.

THE COMPENSATION COMMITTEE

Robert L. Loverd, Chairman
Robert A. Meister
Robert J. Dolan

Notwithstanding anything to the contrary set forth in any of the Company’s previous or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate by reference this report or future filings made by the Company under those statutes, the Compensation Committee Report is not deemed filed with the SEC and shall not be deemed incorporated by reference into any of those prior filings or into any future filings made by the Company under those statutes.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid or earned by each of the named executive officers for the fiscal years ended December 31, 2008, 2007 and 2006 (but only for 2008 for Messrs. Meyer, Smyth and Weil because they were not named executive officers in 2007 or 2006).

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Marc D. Schnitzer	2008	$599,327	$359,639	$1,388,578	$44,430	$--	$--	$237,881	$2,629,854
Chief Executive Officer and President	2007	$622,769	$1,100,000	$2,257,344	$156,900	$--	$--	$368,178	$4,505,191
	2006	$544,123	$750,000	$384,299	$355,361	$--	$--	$112,003	$2,145,786

Robert L. Levy	2008	$303,750	$274,352	$519,272	$--	$--	$--	$81,050	$1,178,424
Chief Financial Officer	2007	$336,058	$670,000	$812,699	$--	$--	$--	$172,028	$1,990,785
	2006	$200,000	$650,000	$257,352	$--	$--	$--	$47,408	$1,154,760

Donald J. Meyer	2008	$373,846	$193,352	$466,885	$--	$--	$--	$55,062	$1,089,146
Executive Managing Director

Paul G. Smyth	2008	$295,385	$442,793	$875,750	$--	$--	$--	$107,790	$1,721,717
Executive Managing Director

Andrew J. Weil	2008	$373,846	$241,352	$432,723	$217,225	$--	$--	$99,708	$1,364,854
Executive Managing Director

(1)
The amounts in column (d) in 2008 and 2007 include the payments to the named executive officer under a plan by which certain employees participate in the profits we realize from investment funds we sponsor (see “Centerline REIT Incentive Compensation Plans” above.)

(2)
The amounts in columns (e) and (f) reflect the dollar amount recognized for financial statement reporting purposes, in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“FAS 123 (R)”) of awards pursuant to the Company’s 1997 Amended and Restated Incentive Share Plan (the “1997 Plan”) and the Company’s 2007 Incentive Share Plan (the “2007 Plan”) (collectively, the “Incentive Share Plans” and thus may include amounts from awards granted in and prior to 2006.

(3)	The amount shown in column (i) reflects for each named executive officer:

Name	Year	401(k) Matching Contributions	Long-term Disability and Other Insurance Benefits	Distributions with Respect to Non-vested Share Grants	Tax Preparation and Financial Planning	Automobile or Transportation Allowances	Referral Bonus	Total
Marc D. Schnitzer	2008	$11,500	$4,706	$128,175	$68,500	$25,000	$--	$237,881
	2007	$11,250	$1,677	$265,750	$64,500	$25,000	$--	$368,178
	2006	$6,000	$--	$46,360	$39,000	$20,643	$--	$112,003

Robert L. Levy	2008	$11,500	$316	$50,834	$400	$18,000	$--	$81,050
	2007	$11,250	$214	$142,564	$--	$18,000	$--	$172,028
	2006	$6,000	$--	$39,908	$--	$1,500	$--	$47,408

Donald J. Meyer	2008	$11,500	$316	$43,246	$--	$--	$--	$55,062

Paul G. Smyth	2008	$11,500	$316	$95,974	$--	$--	$--	$107,790

Andrew J. Weil	2008	$11,500	$316	$40,392	$--	$--	$47,500	$99,708

GRANTS OF PLAN-BASED AWARDS

The following table sets forth summary information concerning all grants of plan-based awards made to the named executive officers during the fiscal year ended December 31, 2008.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#) (1)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Stock and Option Awards ($) (2)

Marc D. Schnitzer	3/10/2008	--	--	--	--	--	--	67,721	--	--	$282,397

Robert L. Levy	3/10/2008	--	--	—	--	--	--	38,375	--	--	$160,024

Donald J. Meyer	3/10/2008	--	--	—	--	--	--	24,831	--	--	$103,545

Paul G. Smyth	3/10/2008	--	--	—	--	--	--	47,405	--	--	$197,679

Andrew J. Weil	3/10/2008	--	--	—	--	--	--	45,147	--	--	$188,263

(1)	The amounts shown in column (i) reflect the number of shares granted to each named executive officer pursuant to the Incentive Share Plans.

(2)	The amounts shown in column (l) reflect the grant date fair value of share and option awards as determined in accordance with FAS 123(R).

*****

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth summary information concerning outstanding equity awards held by each of the named executive officers as of December 31, 2008.

(a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)(2)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)(2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Marc D. Schnitzer	220,765	--	--	$24.44	1/3/2015	(1)	195,460	$29,319	--	--
	128,164	64,081	--	$22.03	1/3/2016		--	--	--	--

Robert L. Levy	--	--	--				85,854	$12,878	--	--

Donald J. Meyer	--	--	--				66,872	$10,031	--	--

Paul G. Smyth	--	--	--				135,578	$20,337	--	--

Andrew J. Weil	53,507	53,507	--	$19.06	3/1/2017	(2)	80,508	$12,076	--	--

(1)	The options granted to Mr. Schnitzer vested at a rate of 33 1/3% per year over the first three years of the ten-year option term. The options were terminated in March 2009.

(2)	The options granted to Mr. Weil vested at a rate of 50% per year over the first two years of the ten-year option term. The options were terminated in March 2009.

OPTION EXERCISES AND STOCK VESTED

The following table sets forth summary information concerning option exercises and vesting of stock awards for each of the named executive officers during the year ended December 31, 2008.  None of the Company’s named executive officers exercised any share options during the fiscal year ended December 31, 2008.

(a)	(b)	(c)	(d)	(e)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Marc D. Schnitzer	--	--	67,721	$282,397

Robert L. Levy	--	--	38,375	$160,024

Donald J. Meyer	--	--	24,831	$103,545

Paul G. Smyth	--	--	47,405	$197,679

Andrew J. Weil	--	--	45,147	$188,263

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

Each named executive officer has an employment agreement that provides for severance payments and other benefits, including automatic vesting of unvested equity awards, if the executive’s employment is terminated on specified grounds.  The table below reflects the amount of compensation payable to each of the named executive officers of the Company in the event of termination of such executive’s employment. The amounts shown assume that such termination was effective as of December 31, 2008, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation from the Company.

Potential Payments upon Termination of Employment (As Per Employment Agreements)

		Cash Severance Payment	Continuation of Medical/ Welfare Benefits (actual value)	Acceleration and Continuation of Equity Awards*	Excise Tax Gross-Up	Total Termination Benefits

Marc D. Schnitzer	Termination Upon Death	$2,075,000	$-	$19,161	$-	$2,094,161
	Termination Upon Disability	2,075,000	8,464	19,161	-	2,102,625
	Termination With Cause or Without Good Reason	-	-	-	-	-
	Termination Without Cause or For Good Reason	2,075,000	8,464	19,161	-	2,102,625
	Termination in Connection With a Change of Control (COC)	4,150,000	16,929	19,161	-	4,186,090

Robert L. Levy	Termination Upon Death	1,190,000	-	12,878	-	1,202,878
	Termination Upon Disability	1,190,000	8,464	12,878	-	1,211,342
	Termination With Cause or Without Good Reason	-	-	-	-	-
	Termination Without Cause or For Good Reason	1,190,000	8,464	12,878	-	1,211,342
	Termination in Connection With a Change of Control (COC)	1,960,000	16,928	12,878	-	1,989,806

Donald J. Meyer	Termination Upon Death	950,000	8,464	10,031	-	968,495
	Termination Upon Disability	950,000	8,464	10,031	-	968,495
	Termination With Cause or Without Good Reason	-	-	-	-	-
	Termination Without Cause or For Good Reason	950,000	8,464	10,031	-	968,495
	Termination in Connection With a Change of Control (COC)	1,625,000	16,928	10,031	-	1,651,958

Paul Smyth	Termination Upon Death	1,180,000	8,464	20,337	-	1,208,800
	Termination Upon Disability	1,180,000	8,464	20,337	-	1,208,800
	Termination With Cause or Without Good Reason	-	-	-	-	-
	Termination Without Cause or For Good Reason	1,180,000	8,464	20,337	-	1,208,800
	Termination in Connection With a Change of Control (COC)	1,920,000	16,928	20,337	-	1,957,264

Andrew J. Weil	Termination Upon Death	1,360,000	8,464	12,076	-	1,380,540
	Termination Upon Disability	1,360,000	8,464	12,076	-	1,380,540
	Termination With Cause or Without Good Reason	-	-	-	-	-
	Termination Without Cause or For Good Reason	1,360,000	8,464	12,076	-	1,380,540
	Termination in Connection With a Change of Control (COC)	2,240,000	16,928	12,076	-	2,269,004

*
Executives are entitled to participate in an incentive compensation plan through a fund promote structure (see “Centerline REIT Incentive Compensation Plans” above.) Participants are entitled to receive a proportionate share of promotes received by the Company based upon the provisions of the Plan and their respective percentage interest in the Plan as the Company receives promotes from the Fund. A Participant whose employment is terminated other than (i) in connection with his death, disability or normal retirement, (ii) termination without cause or (iii) for good reason forfeits all Units previously awarded to him.  A Participant who dies, terminates employment by reason of disability, elects normal retirement, is terminated without cause or terminates his employment for good reason continues to share in the Promote Shares, but is not be entitled to any additional awards subsequent to the close of the fiscal year in which the date of his termination of employment occurs. Units held by the executives are as follows: Mr. Schnitzer: Fund I: 0 Units, Fund II: 725 Units, Mr. Levy: Fund I: 0 Units, Fund II: 800 Units, Mr. Meyer: Fund I: 0 Units, Fund II: 900 Units, Mr. Smyth: Fund I: 5,950 Units, Fund II: 4,750 Units and Mr. Weil: Fund I: 0 Units, Fund II: 800 Units. As of 12/31/08, Fund I shares were valued at $0/share, Fund II shares were valued at $0/share.

Notes to Table of Potential Payments upon Termination of Employment (As Per Employment Agreements)

(1)  Marc D. Schnitzer

Type of Termination	Cash Severance Payment	Continuation of Medical/Welfare Benefits (present value)	Acceleration and Continuation of Equity Awards	Excise Tax Gross-Up

Upon Death	• 12 months of the Executive's then current salary • 100% of the amount of the Executive's most recently declared and paid Discretionary Bonus	• Nothing	• Any unvested restricted stock, promote units or options shall fully and immediately vest	• No

Upon Disability	• 12 months of the Executive's then current salary • 100% of the amount of the Executive's most recently declared and paid Discretionary Bonus	• 12 months or at the discretion of the Company, a cash payment can be made in lieu of such benefits	• Any unvested restricted stock, promote units or options shall fully and immediately vest	• No

With Cause or Without Good Reason	• Nothing	• Nothing	• Nothing	• No

Without Cause or For Good Reason	• 12 months of the Executive's then current salary • 100% of the amount of the Executive's most recently declared and paid Discretionary Bonus	• 12 months or at the discretion of the Company, a cash payment can be made in lieu of such benefits	• Any unvested restricted stock, promote units or options shall fully and immediately vest	• No

In Connection With a Change of Control (COC)	• 24 months of the Executive's then current salary • 200% of the amount of the Executive's most recently declared and paid Discretionary Bonus	• 24 months or at the discretion of the Company, a cash payment can be made in lieu of such benefits	• Any unvested restricted stock, promote units or options shall fully and immediately vest	• Yes

(2) Robert L. Levy

Type of Termination	Cash Severance Payment	Continuation of Medical/Welfare Benefits (present value)	Acceleration and Continuation of Equity Awards	Excise Tax Gross-Up

Upon Death	• 12 months of the Executive's then current salary • 100% of the amount of the Executive's most recently declared and paid Discretionary Bonus	• Nothing	• Any unvested restricted stock, promote units or options shall fully and immediately vest	• No

Upon Disability	• 12 months of the Executive's then current salary • 100% of the amount of the Executive's most recently declared and paid Discretionary Bonus	• 12 months or at the discretion of the Company, a cash payment can be made in lieu of such benefits	• Any unvested restricted stock, promote units or options shall fully and immediately vest	• No

With Cause or Without Good Reason	• Nothing	• Nothing	• Nothing	• No

Without Cause or For Good Reason	• 12 months of the Executive's then current salary • 100% of the amount of the Executive's most recently declared and paid Discretionary Bonus	• 12 months or at the discretion of the Company, a cash payment can be made in lieu of such benefits	• Any unvested restricted stock, promote units or options shall fully and immediately vest	• No

In Connection With a Change of Control (COC)	• 24 months of the Executive's then current salary • 150% of the amount of the Executive's most recently declared and paid Discretionary Bonus	• 24 months or at the discretion of the Company, a cash payment can be made in lieu of such benefits	• Any unvested restricted stock, promote units or options shall fully and immediately vest	• No

(3) Donald J. Meyer

Type of Termination	Cash Severance Payment	Continuation of Medical/Welfare Benefits (present value)	Acceleration and Continuation of Equity Awards	Excise Tax Gross-Up

Upon Death	• 12 months of the Executive's then current salary • 100% of the amount of the Executive's most recently declared and paid Annual Bonus	• 12 months	• Any unvested restricted stock, promote units or options shall fully and immediately vest	• No

Upon Disability	• 12 months of the Executive's then current salary • 100% of the amount of the Executive's most recently declared and paid Annual Bonus	• 12 months	• Any unvested restricted stock, promote units or options shall fully and immediately vest	• No

With Cause or Without Good Reason	• Nothing	• Nothing	• Nothing	• No

Without Cause or For Good Reason	• 12 months of the Executive's then current salary • 100% of the amount of the Executive's most recently declared and paid Annual Bonus	• 12 months	• Any unvested restricted stock, promote units or options shall fully and immediately vest	• No

In Connection With a Change of Control (COC)	• 24 months of the Executive's then current salary • 150% of the amount of the Executive's most recently declared and paid Annual Bonus	• 24 months or at the discretion of the Company, a cash payment can be made in lieu of such benefits	• Any unvested restricted stock, promote units or options shall fully and immediately vest	• No

(4) Paul Smyth

Type of Termination	Cash Severance Payment	Continuation of Medical/Welfare Benefits (present value)	Acceleration and Continuation of Equity Awards	Excise Tax Gross-Up

Upon Death	• 12 months of the Executive's then current salary • 100% of the amount of the Executive's most recently declared and paid Annual Bonus	• 12 months	• Any unvested restricted stock, promote units or options shall fully and immediately vest	• No

Upon Disability	• 12 months of the Executive's then current salary • 100% of the amount of the Executive's most recently declared and paid Annual Bonus	• 12 months	• Any unvested restricted stock, promote units or options shall fully and immediately vest	• No

With Cause or Without Good Reason	• Nothing	• Nothing	• Nothing	• No

Without Cause or For Good Reason	• 12 months of the Executive's then current salary • 100% of the amount of the Executive's most recently declared and paid Annual Bonus	• 12 months	• Any unvested restricted stock, promote units or options shall fully and immediately vest	• No

In Connection With a Change of Control (COC)	• 24 months of the Executive's then current salary • 150% of the amount of the Executive's most recently declared and paid Annual Bonus	• 24 months or at the discretion of the Company, a cash payment can be made in lieu of such benefits	• Any unvested restricted stock, promote units or options shall fully and immediately vest	• No

(5) Andrew J. Weil

Type of Termination	Cash Severance Payment	Continuation of Medical/Welfare Benefits (present value)	Acceleration and Continuation of Equity Awards	Excise Tax Gross-Up

Upon Death	• 12 months of the Executive's then current salary 100% of the amount of the Executive's most recently declared and paid Annual Bonus	• 12 months	• Any unvested restricted stock, promote units or options shall fully and immediately vest	• No

Upon Disability	• 12 months of the Executive's then current salary • 100% of the amount of the Executive's most recently declared and paid Annual Bonus	• 12 months	• Any unvested restricted stock, promote units or options shall fully and immediately vest	• No

With Cause or Without Good Reason	• Nothing	• Nothing	• Nothing	• No

Without Cause or For Good Reason	• 12 months of the Executive's then current salary • 100% of the amount of the Executive's most recently declared and paid Annual Bonus	• 12 months	• Any unvested restricted stock, promote units or options shall fully and immediately vest	• No

In Connection With a Change of Control (COC)	• 24 months of the Executive's then current salary • 150% of the amount of the Executive's most recently declared and paid Annual Bonus	• 24 months or at the discretion of the Company, a cash payment can be made in lieu of such benefits	• Any unvested restricted stock, promote units or options shall fully and immediately vest	• No

Payments Made upon Termination

Regardless of the manner in which a named executive officer’s employment terminates, he is entitled to receive amounts earned during his term of employment. Such amounts include:

•	accrued but unpaid base salary;

•	unreimbursed expenses that are eligible for reimbursement under Company policy;

•	any accrued but unpaid annual bonus;

•	any unpaid transportation allowance for the year in question (Mr. Schnitzer only) or any accrued automobile allowance (Mr. Levy only);

•	any rights to which the executive is entitled under employee benefit or similar plans; and

•	unused vacation pay.

Payments Made upon Death or Disability

In the event of the death or disability of a named executive officer, in addition to the benefits listed under the heading “Potential Payments Made upon Termination” above, each of the named executive officers is entitled to receive a payment equal to one year’s annual base salary plus 100% of his most recently paid annual bonus. In addition, the employment agreements of each of Mr. Schnitzer and Mr. Levy provide that the Company will continue his medical, dental, disability and life insurance for twelve months following his disability or, at the Company’s discretion, make a payment in lieu of continuing such benefits.

Payments Made upon Termination without Cause or for Good Reason

The named executive officers will receive severance payments if they are terminated by us without cause or by them for “good reason”.  Each of the named executive officers will receive a payment equal to one year’s annual base salary plus 100% of his most recently paid annual bonus upon such termination.  In addition, the Company will pay COBRA payments for the named executive officers for the lesser of one year or until they are ineligible for COBRA benefits.  In addition, the employment agreements of each of the named executive officers provide that the Company will continue his medical, dental, disability and life insurance for twelve months following his disability or, at the Company’s discretion, make a payment in lieu of continuing such benefits.

Payments Made upon a Change of Control

The named executive officers’ employment agreements provide for severance payments if an executive’s employment is terminated in connection with a change of control (other than termination by the Company for cause or by reason of death or disability).  Each of the named executive officers will receive a payment equal to two years’ annual base salary plus 150% (in the case of Mr. Schnitzer, 200%) of his most recently paid annual bonus upon a termination that occurs three months prior to (in the case of Mr. Schnitzer, sixth months prior to, and in the case of Mr. Levy, “in anticipation of”) or one year after a change of control.  In addition, the employment agreements of each of the named executive officers provide that the Company will continue his medical, dental, disability and life insurance for twenty-four months following termination in connection with a change of control or, at the Company’s discretion, make a payment in lieu of continuing such benefits.

Generally, pursuant to the agreements, a change of control is deemed to occur:

(i)	if any person acquires 50% or more of the Company’s voting securities (other than securities acquired directly from the Company or its affiliates);

(ii)	if a majority of the trustees as of the date of the agreement are replaced other than in specific circumstances;

(iii)	upon the consummation of a merger of the Company in which shareholders of the Company prior to such merger own less than 50% of the Company’s voting power immediately after such transaction; or

(iv)	upon the liquidation or sale of substantially all of the Company’s assets.

provided that no change of control will be deemed to occur with respect to any of the above-referenced events if after such event the executive continues to be an employee of a company that is affiliated with the Company and continues to have duties and functions and compensation consistent with such executive’s employment agreement (unless such executive terminates his employment without good reason).

Equity Awards

The employment agreements of the named executive officers provide for the immediate vesting of restricted common shares and share options issued under the Incentive Share Plans and any promote shares under a co-investment program following termination in specified circumstances.  Such awards granted to the named executive officers will fully vest upon death, disability or termination without cause or for “good reason” (as defined in the employment agreements).  Under the 2007 Outperformance Program and the Incentive Programs A and B, a participant may receive awards of unrestricted common shares in satisfaction of the participant’s rights under the 2007 Outperformance Plan in the event of a change of control or upon termination of employment without cause, by the participant for good reason or by reason of the participant’s retirement, death or disability.

Employment Agreements of the Named Executive Officers

Marc D. Schnitzer

On February 1, 2007, Mr. Schnitzer entered into an employment agreement with a subsidiary of the Company pursuant to which he will continue to serve as, and have the title of, Chief Executive Officer and President of the Company and will have the title of Executive Managing Director of CAHA.  During his employment, Mr. Schnitzer will report to the Board for the term of approximately three years until December 31, 2009 (the “Initial Period”).  At the end of such three years, the term will automatically extend annually for one year (the “Additional Period”) unless the Company delivers a notice of termination at least sixty days prior to the end of the employment period.

Pursuant to this agreement, Mr. Schnitzer would receive an annual base salary of $625,000 during the first year of the Initial Period, $675,000 during the second year of the Initial Period, and $725,000 during the third year of the Initial Period, subject to increases in the sole and absolute discretion of the compensation committee.  Mr. Schnitzer’s salary for any Additional Periods will be subject to negotiation between the parties, but in no event will the salary for any Additional Period be less than the salary for the final year of the Initial Period. Mr. Schnitzer will also be eligible for an annual bonus subject to the compensation committee’s discretion. Mr. Schnitzer subsequently entered into an amendment to his employment agreement whereby he voluntarily reduced his base salary for the period of 2008 to $562,500 effective April 21, 2008 as part of an across-the-board expense reduction effort.  This voluntary salary reduction provision terminated on December 31, 2008, and Mr. Schnitzer’s base salary for 2009 returned to $725,000 pursuant to his employment agreement.

The discretionary bonus target will be 200%–400% of Mr. Schnitzer’s base salary, with any portion below 200% paid out in cash and any portion above 200% paid out 50% in cash and 50% in restricted common shares, which will vest ratably over three years in three equal cumulative installments of one-third on each of the three anniversaries of the grant date.  In addition, his employment agreement provides that Mr. Schnitzer is entitled to receive, among other benefits, an automobile allowance of $25,000 per year, a term life insurance policy in the amount of not less than $3,000,000 (of which Mr. Schnitzer or his designee will be the owner) and supplemental, long-term disability insurance which will provide Mr. Schnitzer with full disability benefits to age 65 of $15,000 per month after an exclusion period of 90 days.  In addition, Mr. Schnitzer will receive directors’ and officers’ insurance coverage for six years after the termination of his employment and reimbursement for tax preparation expenses.

Pursuant to the employment agreement, Mr. Schnitzer was granted on February 1, 2007 an award of approximately $3,000,000 worth of restricted common shares, which will vest over three years in three equal cumulative installments of one-third on each of the first three anniversaries of the grant date. In the case of a “Change of Control”, termination without “Cause” or if Mr. Schnitzer leaves for “Good Reason”, as defined in the employment agreement, any unvested restricted common shares awarded or other unvested equity or options will become fully vested.  If Mr. Schnitzer is terminated without “Cause” or he leaves for “Good Reason”, he will be entitled to a year’s base salary plus 100% of the amount of his most recently declared and paid bonus and continuous coverage under his medical, dental and life insurance plans for twelve months. If Mr. Schnitzer is terminated within six months prior to, or within one year after, a “Change of Control”, he will be entitled to two year’s base salary plus 200% of the amount of his most recently declared and paid bonus and continuous coverage under medical, dental and life insurance plans for twenty-four months. Upon death or “Disability”, as defined in his agreement, Mr. Schnitzer will be entitled to receive the same severance as if he were terminated without “Cause”. A delivery of a mutual release by Mr. Schnitzer and CAHA is a condition for payment of severance if he is terminated without “Cause” or pursuant to a “Change of Control”. If Mr. Schnitzer is terminated for “Cause” or resigns without “Good Reason”, he will not receive severance payments, and his unvested securities will be forfeited.

The employment agreement also contains provisions for the protection of the Company and its affiliates relating to non-competition, protection of confidential information and non-solicitation of employees. These provisions will extend for up to twelve months following termination of his employment in certain circumstances.

If any amount or benefit paid with respect to Mr. Schnitzer as a result of any change in ownership of the Company covered by Internal Revenue Code Section 280G(b)(2) (collectively, the “Covered Payments”) is subject to the excise tax imposed by Section 4999 of the Internal Revenue Code and any comparable excise tax imposed under state, local or foreign law, and/or any interest or penalties with respect to any such excise tax (such excise tax is hereinafter referred to as the “Excise Tax”), the Company will pay to Mr. Schnitzer an additional payment (the “Tax Reimbursement Payment”) in an amount such that after payment by Mr. Schnitzer of all taxes (including, without limitation, income taxes and any Excise Tax) imposed upon the Tax Reimbursement Payment, Mr. Schnitzer retains an amount of the Tax Reimbursement Payment equal to the Excise Tax imposed upon the Covered Payments.

Upon request of the Company, Mr. Schnitzer has acquired and hereafter will acquire and hold interests in various entities on terms reasonably acceptable to the Company and Mr. Schnitzer. Prior to transferring any such interest, Mr. Schnitzer will afford the Company the right to acquire such interests, and the Company will, within 30 days of written notice from Mr. Schnitzer, inform Mr. Schnitzer whether the Company or its designee will acquire such interests (in which case such interests will be acquired within 30 days thereafter). The amount payable by the Company or its designee for any such interest will be the fair market value as determined in accordance with the employment agreement. The employment agreement provides that Mr. Schnitzer will be entitled to a tax gross-up payment from the Company to cover any tax liability he may incur as a result of the acquisition, ownership or disposition of such interests.

Robert L. Levy

During November 2006, Mr. Levy entered into an employment agreement with a subsidiary of the Company pursuant to which Mr. Levy serves as our Chief Financial Officer, for a term of five years, and was to receive a base salary of $325,000.  At the end of five years, the term will automatically extend annually for one year unless the Company delivers a notice of termination at least sixty days prior to the end of the employment period.

Mr. Levy subsequently entered into an amendment to his employment agreement whereby he voluntarily reduced his base salary for the period of 2008 to $315,000 effective April 21, 2008 as part of an across-the-board expense reduction effort.  This voluntary salary reduction provision terminated on December 31, 2008, and, in March 2009 Mr. Levy and the Company entered into a further amendment to his employment agreement increasing his base salary from $325,000 to $400,000 effective January 1, 2009, based upon a review of the compensation of other comparable chief financial officers.  Mr. Levy will also be eligible for an annual bonus subject to the Chief Executive Officer’s discretion.  The discretionary bonus target will be 300% of his base salary, with any portion below 200% paid out in cash and any portion above 200% paid out 50% in cash and 50% in restricted common shares, which will vest over three years in three equal cumulative installments of one-third on each of the three anniversaries of the grant date. In addition, Mr. Levy’s employment agreement provides that he is entitled to receive, among other benefits, an automobile allowance of $1,500 per month, a term life insurance policy in the amount of not less than $500,000, directors’ and officers’ insurance coverage for six years after the termination of his employment and reimbursement for tax preparation expenses.  On July 25, 2007, Mr. Levy’s employment agreement was amended to add supplemental, long-term disability insurance coverage which will provide him with full disability benefits to age 65 of $15,000 per month after an exclusion period of 90 days.

Pursuant to his employment agreement, Mr. Levy was granted on November 28, 2006 an award of approximately $1,250,000 worth of restricted common shares, which will vest over five years in five equal cumulative installments of 20% on each of the five anniversaries of the grant date. In the case of a “Change of Control”, termination without “Cause” or if Mr. Levy leaves for “Good Reason”, as defined in his employment agreement, any unvested options and common shares will become fully vested. Furthermore, if Mr. Levy is terminated without “Cause” or he leaves for “Good Reason”, Mr. Levy will be entitled to a year’s base salary plus 100% of the amount of his most recently declared and paid bonus and continuous coverage under his medical, dental and life insurance plans for twelve months. If Mr. Levy is terminated in anticipation of, or within one year after, a “Change of Control”, Mr. Levy will be entitled to two years’ base salary plus 150% of the amount of his most recently declared and paid bonus and continuous coverage under medical, dental and life insurance plans for twenty-four months. Upon death or “Disability,” as defined in his employment agreement, Mr. Levy will be entitled to receive the same severance as if he were terminated without “Cause”. A delivery of a mutual release by Mr. Levy and the Company is a condition for payment of severance if he is terminated without “Cause” or pursuant to a “Change of Control”. If Mr. Levy is terminated for “Cause” or resigns without “Good Reason”, he will not receive severance payments and his unvested securities will be forfeited.

Mr. Levy’s employment agreement also contains provisions for the protection of the Company and its affiliates relating to non-competition, protection of confidential information and non-solicitation of employees. These provisions will extend for up to one year following termination of this employment in certain circumstances.

Donald J. Meyer

Effective January 1, 2007, Mr. Meyer, our former Chief Investment Officer, entered into an employment agreement with a subsidiary of the Company pursuant to which Mr. Meyer was to receive an annual base salary of $400,000 for 2008.  Mr. Meyer subsequently entered into an amendment to his employment agreement whereby he voluntarily reduced his base salary for the period of 2008 to $360,000 effective April 21, 2008 as part of an across-the-board expense reduction effort.  This voluntary salary reduction provision terminated on December 31, 2008, but Mr. Meyer subsequently entered into further amendments to his employment agreement (a) reducing his base salary to $325,000 effective January 1, 2009 and (b) relinquishing his Chief Investment Officer title.  Mr. Meyer retained the title of Executive Managing Director.

In addition, Mr. Meyer will be eligible to participate in long-term deferred compensation programs established by the Company and may be offered an opportunity to co-invest with the Company or its subsidiaries in funds sponsored by the Company.  In addition, Mr. Meyer’s employment agreement provides that he is entitled to receive supplemental, long-term disability insurance in the amount of $15,000 per month and reimbursement of expenses incurred by him in connection with the performance of his duties.

If Mr. Meyer is terminated without “Cause” or he leaves for “Good Reason”, he will be entitled to a year’s base salary plus 100% of the amount of his most recently declared and paid bonus and continuous coverage under his medical, dental and life insurance plans for twelve months. If Mr. Meyer is terminated in anticipation of, or within one year after, a “Change of Control”, Mr. Meyer will be entitled to two years’ base salary plus 150% of the amount of his most recently declared and paid bonus and continuous coverage under medical, dental and life insurance plans for twenty-four months. Upon death or “Disability,” as defined in his employment agreement, Mr. Meyer will be entitled to receive the same severance as if he were terminated without “Cause”. A delivery of a mutual release by Mr. Meyer and the Company is a condition for payment of severance if he is terminated without “Cause” or pursuant to a “Change of Control”. If Mr. Meyer is terminated for “Cause” or resigns without “Good Reason”, he will not receive severance payments and his unvested securities will be forfeited.  In the case of a termination due to death or “Disability” or without “Cause” or if Mr. Meyer leaves for “Good Reason”, as defined in his employment agreement, any unvested options, common shares and promote shares under a co-investment will become fully vested.

Mr. Meyer’s employment agreement contains provisions relating to non-competition, protection of the Company’s confidential information and intellectual property, and non solicitation of employees, which provisions extend for up to one year following termination in certain circumstances.

Paul G. Smyth

Effective January 1, 2007, Mr. Smyth, an Executive Managing Director and the Group Head of the Portfolio Management Group, entered into an employment agreement with a subsidiary of the Company pursuant to which Mr. Smyth was to receive an annual base salary of $300,000 for 2008.  Mr. Smyth subsequently entered into an amendment to his employment agreement whereby he voluntarily reduced his base salary for the period of 2008 to $279,000 effective April 21, 2008 as part of an across-the-board expense reduction effort.  This voluntary salary reduction provision terminated on December 31, 2008, but Mr. Smyth subsequently entered into a further amendment to his employment agreement increasing his base salary to $350,000 effective March 9, 2009 based on his promotion as Executive Managing Director and his increased responsibilities.

In addition, Mr. Smyth will be eligible to participate in long-term deferred compensation programs established by the Company and may be offered an opportunity to co-invest with the Company or its subsidiaries in funds sponsored by the Company.  In addition, Mr. Smyth’s employment agreement provides that he is entitled to receive supplemental, long-term disability insurance in the amount of $15,000 per month and reimbursement of expenses incurred by him in connection with the performance of his duties.

If Mr. Smyth is terminated without “Cause” or he leaves for “Good Reason”, he will be entitled to a year’s base salary plus 100% of the amount of his most recently declared and paid bonus and continuous coverage under his medical, dental and life insurance plans for twelve months. If Mr. Smyth is terminated in anticipation of, or within one year after, a “Change of Control”, Mr. Smyth will be entitled to two years’ base salary plus 150% of the amount of his most recently declared and paid bonus and continuous coverage under medical, dental and life insurance plans for twenty-four months. Upon death or “Disability,” as defined in his employment agreement, Mr. Smyth will be entitled to receive the same severance as if he were terminated without “Cause”. A delivery of a mutual release by Mr. Smyth and the Company is a condition for payment of severance if he is terminated without “Cause” or pursuant to a “Change of Control”. If Mr. Smyth is terminated for “Cause” or resigns without “Good Reason”, he will not receive severance payments and his unvested securities will be forfeited.  In the case of a termination due to death or “Disability” or without “Cause” or if Mr. Smyth leaves for “Good Reason”, as defined in his employment agreement, any unvested options, common shares and promote shares under a co-investment will become fully vested.

Mr. Smyth’s employment agreement contains provisions relating to non-competition, protection of the Company’s confidential information and intellectual property, and non solicitation of employees, which provisions extend for up to one year following termination in certain circumstances.

Andrew J. Weil

Effective January 1, 2007, Mr. Weil, an Executive Managing Director and the Group Head of the Affordable Housing Group, entered into an employment agreement with a subsidiary of the Company pursuant to which Mr. Weil was to receive an annual base salary of $400,000 for 2008.  Mr. Weil subsequently entered into an amendment to his employment agreement whereby he voluntarily reduced his base salary for the period of 2008 to $360,000 effective April 21, 2008 as part of an across-the-board expense reduction effort.  This voluntary  salary reduction provision terminated on December 31, 2008, returning Mr. Weil’s base salary to $400,000 effective January 1, 2009.

In addition, Mr. Weil will be eligible to participate in long-term deferred compensation programs established by the Company and may be offered an opportunity to co-invest with the Company or its subsidiaries in funds sponsored by the Company.  In addition, Mr. Weil employment agreement provides that he is entitled to receive supplemental long-term disability insurance in the amount of $15,000 per month, and reimbursement of expenses incurred by him in connection with the performance of his duties.

If Mr. Weil is terminated without “Cause” or he leaves for “Good Reason”, he will be entitled to a year’s base salary plus 100% of the amount of his most recently declared and paid bonus and continuous coverage under his medical, dental and life insurance plans for twelve months. If Mr. Weil is terminated in anticipation of, or within one year after, a “Change of Control”, Mr. Weil will be entitled to two years’ base salary plus 150% of the amount of his most recently declared and paid bonus and continuous coverage under medical, dental and life insurance plans for twenty-four months. Upon death or “Disability,” as defined in his employment agreement, Mr. Weil will be entitled to receive the same severance as if he were terminated without “Cause”. A delivery of a mutual release by Mr. Weil and the Company is a condition for payment of severance if he is terminated without “Cause” or pursuant to a “Change of Control”. If Mr. Weil is terminated for “Cause” or resigns without “Good Reason”, he will not receive severance payments and his unvested securities will be forfeited.  In the case of a termination due to death or “Disability” or without “Cause” or if Mr. Weil leaves for “Good Reason”, as defined in his employment agreement, any unvested options, common shares and promote shares under a co-investment will become fully vested.

Mr. Weil’s employment agreement contains provisions relating to non-competition, protection of the Company’s confidential information and intellectual property, and non solicitation of employees, which provisions extend for up to one year following termination in certain circumstances.

TRUSTEE COMPENSATION

The Company uses a combination of cash and share-based incentive compensation to attract and retain qualified candidates to serve on the Board. In setting trustee compensation, the Company considers the significant amount of time that trustees expend in fulfilling their duties to the Company as well as the skill level required by the Company of members of the Board.

Compensation Paid to Board Members

During 2008, each of our independent trustees received annual compensation at the rate of $80,000. Mr. Loverd was paid an additional annual fee of $40,000 in consideration for his service as Lead Trustee of the Board. In addition, the independent trustees received annual compensation for service on committees of the Board as set forth in the chart below.

Committee	Chair	Member

Audit	$25,000	$15,000
Compensation	$20,000	$12,000
Nominating and Governance	$15,000	$10,000
Investment	$10,000	$7,000
Capital Markets	$10,000	$7,000

Trustee compensation is currently payable in cash and common shares having an aggregate value, based on the fair market value at the date of issuance, of not less than 20% of such compensation.  Trustees have the option of receiving up to 100% of their compensation payable in common shares provided that a trustee must elect to receive any Common Share compensation above the 20% minimum in 5% increments.

Trustee Summary Compensation Table

The table below summarizes the compensation paid by the Company to trustees for the fiscal year ended December 31, 2008.

(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)
Name (1)	Fees Earned or Paid in Cash ($)		Shares Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert J. Dolan	$61,525	(3)	$45,475	$--	$--	$--	$--	$107,000
Nathan Gantcher (4)	$45,000		$45,000	$--	$--	$--	$--	$90,000
Jerome Y. Halperin	$64,400		$47,600	$--	$--	$--	$--	$112,000
Robert L. Loverd	$85,962	(5)	$63,538	$--	$--	$--	$--	$149,500
Robert A. Meister	$58,650		$43,350	$--	$--	$--	$--	$102,000
Janice Cook Roberts (6)	$25,500	(6)	$25,500	$--	$--	$--	$--	$51,000
Thomas W. White (7)	$31,525		$16,975	$--	$--	$--	$54,167	$102,667

(1)
Mr. Ross, the Company’s Chairman of the Board, Mr. Schnitzer and Mr. Blau are not included in this table as they are or were non-independent trustees and thus receive no compensation for their services as trustees. The compensation received by Mr. Schnitzer as an employee of the Company is shown in the Summary Compensation Table above.

(2)
Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008 in accordance with FAS 123(R). These share units for each trustee are included in the Security Ownership Table below.

(3)	Mr. Dolan elected to receive $8,025 of the cash portion of fees due to him as additional share awards with the same value.

(4)	Mr. Gantcher resigned from the Board on October 31, 2008.

(5)	Mr. Loverd elected to receive $13,637 of the cash portion of fees due to him as additional share awards with the same value.

(6)	Ms. Roberts resigned from the Board on June 12, 2008. She also elected to receive $25,500 of the cash portion of fees due to her as additional share awards with the same value.

(7)	Mr. White earned consulting fees pursuant to an agreement dated January 1, 2003, as amended. After the agreement was terminated in 2008 he receives fees in his capacity as a trustee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

[T
Securities authorized for issuance under equity compensation plans

The following table provides information related to our incentive share plans as of December 31, 2008:

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)(1)
Equity compensation plans approved by security holders	2,386,888	$20.51	4,608,632
Equity compensation plans not approved by security holders	--	--	--
Totals	2,386,888	$20.51	4,608,632

(1)   Our 2007 Incentive Share Plan authorizes us to issue options or other share-based compensation equal to 10% of the total shares outstanding (as defined in the plan) as of December 31 of the year preceding the issuance of new grants or options.

Securities ownership of certain beneficial owners and management and related shareholders

In each of the next two tables, the amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities with respect to which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.  Except as otherwise indicated in the footnotes to the tables, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares.

The amounts and percentages reported in the “Number of Voting Shares” and the “Voting Ownership Percentage” columns in each of the following two tables represent common shares and the Special Preferred Voting Shares beneficially owned by each person.  The Special Preferred Voting Shares are entitled to vote, on a one-for-one basis, on all matters subject to a vote of the holders of our common shares, but the Special Preferred Voting Shares are not convertible into our common shares.  Each owner of Special Preferred Voting Shares also owns a like number of Special Common Units (“SCUs”) issued by Centerline Capital Company LLC, one of our affiliates. Each holder of SCUs has the right to exchange all or a portion of their SCUs for cash and to receive cash for any accrued but unpaid distributions for the quarterly period in which the exchange occurs.  We may exchange SCUs for common shares on a one-for-one basis.  However, a holder of SCUs is not deemed to beneficially own any common shares relating to their SCUs because SCUs may be exchanged for common shares only at our discretion.  Likewise, the numbers in the table below do not reflect 267,755 Special Common Interests (“SCIs”) outstanding as of April 1, 2009.  SCIs, like the SCUs, may be exchanged by the holder for cash, but may only be exchanged for common shares at our discretion. Unlike SCUs, SCIs are not associated with a voting security.

For the purposes of the following two tables, except as noted otherwise in the footnotes to the tables, the terms below are defined as follows:

•
“Total Common Shares” consist of 62,260,829 shares outstanding as of April 1, 2009, including (i) 53,368,106 common shares and (ii) 8,922,723 restricted common shares but exclude the following CRA Preferred Shares, some of which are convertible into common shares:

a.	998,336 outstanding Convertible CRA Shares, which are convertible into 933,567 common shares;

b.	5,473,391 outstanding Series A CRA Shares, of which 5,202,829 are convertible into the same number of common shares; and

c.	2,160,000 outstanding 4.4% Convertible CRA Shares, of which 1,060,000 are convertible into 1,916,124 common shares

•
“11% Preferred Shares” consist of the 11,213,963 shares of our 11.0% Cumulative Convertible Preferred Shares, Series A-1, outstanding as of April 1, 2009, which are convertible into 12,205,277 common shares

•	“Special Preferred Voting Shares” consist of 13,131,465 shares of our Special Preferred Voting Shares outstanding as of April 1, 2009

The following table provides information as of April 1, 2009 with respect to the persons who beneficially own more than 5% of our outstanding common shares or more than 5% of the aggregate of our common shares and our Special Preferred Voting Shares.

Name and Address	Amount and Nature of Beneficial Ownership of Common Shares	Percent of Common Shares Beneficially Owned		Amount and Nature of Beneficial Ownership of Special Preferred Voting Shares	Number of Voting Shares	Voting Ownership Percentage(1)
Related General II, L.P.(2) 60 Columbus Circle New York, NY 10023	685	*	(3)	10,194,400	10,195,085	11.6%
Related Special Assets LLC(4) 60 Columbus Circle New York, NY 10023	11,802,057	15.9	%(5)	—	11,802,057	13.5%
Weiss Multi-Strategy Advisers LLC One State Street Hartford, CT 06103	4,069,689	6.5	%(3)	—	4,069,689	4.6%

_________________

*	Less than 1% of the outstanding common shares.

(1)  Based on Total common shares plus (i) Special Preferred Voting Shares and (ii) 11% Preferred Shares.
(2)      Related General II, L.P. is owned by TRCLP. Mr. Ross owns approximately 62% of TRCLP and Mr. Blau owns approximately 18% of TRCLP.
(3)  Based on Total Common Shares; excludes 11% Preferred Shares.
(4)  Related Special Assets, LLC owns 10,843,492 of the 11% Preferred Shares, which are convertible into 11,802,057 common shares.  Mr. Ross shares voting and dispositive power with respect to such shares with Mr. Blau and Bruce A. Beal, as the terms of Related Special Assets’ operating agreement require that its investment and voting decisions must be unanimously approved by a committee of three persons, currently consisting of Messrs. Ross, Blau and Beal.
(5)  Based on Total Common Shares plus the 11% Preferred Shares held by Related Special Assets, LLC (see footnote 4 above).

The following table provides information as of April 1, 2009 with respect to the beneficial ownership of our common shares and Special Preferred Voting Shares by our trustees, our named executive officers and our executive officers and trustees as a group.

Name and Title	Amount and Nature of Beneficial Ownership of Common Shares		Percent of Common Shares Beneficially Owned		Amount and Nature of Beneficial Ownership of Special Preferred Voting Shares	Number of Voting Shares	Voting Ownership Percentage

Stephen M. Ross Chairman	13,480,387	(1)	18.0%		10,194,400	23,674,787	26.8%

Marc D. Schnitzer Managing Trustee, Chief Executive Officer and President	741,463	(2)	1.2%		864,229	1,605,692	2.1%

Robert L. Levy Chief Financial Officer	391,369	(3)	*		--	391,369	*

Jeff T. Blau Managing Trustee	12,062,742	(4)	19.4%		10,234,400	22,297,142	29.6%

Robert J. Dolan Managing Trustee (independent trustee)	44,919		*		--	44,919	*

Jerome Y. Halperin Managing Trustee (independent trustee)	52,616		*		--	52,616	*

Robert L. Loverd Managing Trustee (independent trustee)	75,587		*		--	75,587	*

Robert A. Meister Managing Trustee (independent trustee)	81,535	(5)	*		--	81,535	*

Thomas W. White Managing Trustee (independent trustee)	21,372		*		--	21,372	*

Donald. J. Meyer Executive Managing Director	330,509	(6)	*		--	330,509	*

Paul G. Smyth Executive Managing Director	405,467	(7)	*		--	405,467	*

Andrew J. Weil Executive Managing Director	437,546	(8)	*		73,136	510,682	*

All Executive Officers and Trustees of the Company as a group (12 persons)	16,322,770	(9)	21.6	%(10)	11,171,765	27,494,535	30.9	%(11)

*	Less than 1% of the outstanding common shares.
(1)
Includes (i) 877,645 common shares owned directly by Mr. Ross; (ii) 685 common shares owned by Related General II, L.P. (see footnote (2) to preceding table); (iii) 10,843,492 11% Preferred Shares (which are convertible into 11,802,057 common shares) owned by Related Special Assets, LLC (see footnote (4) to preceding table) and (iv) 800,000 options exercisable for common shares on a one-for-one basis (which are exercisable within 60 days of April 1, 2009).  This total does not include 10,194,400 SCUs (which SCUs are pledged as security for a line of credit) owned by Related General II, L.P.

(2)
Includes (i) 155,876 common shares owned directly by Mr. Schnitzer; (ii) 47,348 restricted common shares which vest on February 1, 2010; (iii) 13,116 restricted common shares which vest on March 1, 2010; (iv) 45,147 restricted common shares, of which 22,573 vest on March 10, 2010 and 22,574 vest on March 10, 2011 and (v) 479,976 restricted common shares, of which 239,988 vest on January 1, 2010 and 239,988 vest on January 1, 2011. This total does not include 864,229 SCUs owned by Marc Associates, LP, of which Mr. Schnitzer owns 100%.

(3)
Includes (i) 58,408 common shares owned directly by Mr. Levy; (ii) 35,714 restricted common shares, of which 11,904 vest on November 28, 2009, 11,905 vest on November 28, 2010, and 11,905 vest on November 28, 2011; (iii) 4,372 restricted common shares which vest on March 1, 2010; (iv) 25,583 restricted common shares, of which 12,791 vest on March 10, 2010 and 12,792 vest on March 10, 2011 and (v) 267,292 restricted common shares, of which 133,646 vest on January 1, 2010 and 133,646 vest on January 1, 2011.

(4)
Includes (i) 260,000 common shares owned directly by Mr. Blau; (ii) 685 common shares owned by Related General II, L.P. (see footnote (2) to preceding table) and (iii) 10,843,492 11%  Preferred Shares (which are convertible into 11,802,057 common shares) owned by Related Special Assets, LLC (see footnote (4) to preceding table).  This total does not include 40,000 SCUs owned directly by Mr. Blau and 10,194,400 SCUs (which SCUs are pledged as security for a line of credit) owned by Related General II, L.P.

(5)
Includes (i) 70,755 common shares owned directly by Mr. Meister; (ii) 1,734 restricted common shares, which vest on June 30, 2009; (iii) 1,514 restricted common shares, which vest on January 3, 2010; (iv) 2,642 restricted common shares, which vest on June 15, 2010 and (v) 4,890 restricted common shares, which vest on December 18, 2010.

(6)
Includes (i) 49,640 common shares owned directly by Mr. Meyer; (ii) 20,265 restricted common shares, which vest on March 1, 2010; (iii) 16,554 restricted common shares, of which 8,277 vest on March 10, 2010, and 8,277 vest on March 10, 2011 and (iv) 244,050 restricted common shares, of which 122,025 vest on January 1, 2010, and 122,025 vest on January 1, 2011.

(7)
Includes (i) 41,641 common shares owned directly by Mr. Smyth; (ii) 88,173 restricted common shares, of which 44,086 vest on August 15, 2009 and 44,087 vest on August 15, 2010; (iii) 31,603 restricted common shares, of which 15,801 vest on March 10, 2010, and 15,802 vest on March 10, 2011 and (iv) 244,050 restricted common shares, of which 122,025 vest on January 1, 2010, and 122,025 vest on January 1, 2011.

(8)
Includes (i) 28,290 common shares owned directly by Mr. Weil; (ii) 17,680 restricted common shares, which vest on March 1, 2010; (iii) 30,098 restricted common shares, of which 15,049 vest on March 10, 2010, and 15,049 vest on March 10, 2011 and (iv) 361,478 restricted common shares, of which 180,739 vest on January 1, 2010, and 180,739 vest on January 1, 2011. This total does not include 73,136 SCUs owned directly by Mr. Weil.

(9)
Includes (i) 685 common shares owned by Related General II, L.P.; (ii) 800,000 options exercisable for common shares on a one-for-one basis (which are exercisable within 60 days of April 1, 2009); (iii) 10,843,492 11% Preferred Shares owned by Related Special Assets, LLC that are convertible into 11,802,057 common shares and (iv) 1,983,279 restricted common shares.

(10)
Based on the Total Common Shares plus (i) 1,397,995 common shares issuable upon the exercise of all options to purchase common shares that are exercisable within 60 days of April 1, 2009 and (ii) 10,843,492 11% Preferred Shares held by Related Special Assets, LLC that are convertible into 11,802,057 common shares.

(11)
Based on Total Common Shares plus (i) 1,397,995 common shares issuable upon the exercise of all options to purchase common shares which are exercisable within 60 days of April 1, 2009; (ii) 13,131,465 Special Preferred Voting Shares and (iii) 11,213,963 11% Preferred Shares outstanding that are convertible into 12,205,277 common shares.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Review and Approval of Related Person Transactions

The nominating and governance committee of our board of trustees (and from time to time subcommittees created by the independent trustees) reviews, monitors and approves any transactions by us in which a trustee or officer of us, CAHA, or any of CAHA’s affiliates has a direct or indirect personal interest, oversees compliance with the Future Relations Agreement between us and TRCLP, which, together with its affiliates, is our only shareholder owning more than 5% of our outstanding voting shares, and reviews disputes that may arise from any of the agreements related to our acquisition of our manager.  The charter of our nominating and governance committee contains the written policy requiring the committee’s review of the related person transactions.  Our legal staff is primarily responsible for the development and implementation of processes and controls to obtain information from the trustees and executive officers with respect to related person transactions and for then determining, based on the facts and circumstances, whether we or a related person has a direct or indirect material interest in the transaction.

During the year ended December 31, 2008 we had certain relationships with our manager and our other affiliates as detailed below, and we expect we will continue to have such or similar relationships in the future.

Management and Servicing Agreements

We and our subsidiaries operate our day-to-day activities utilizing the services and advice provided by our subsidiaries, CAHA and CCG, subject to the supervision and review of our board of trustees and our subsidiaries’ board of trustees, or directors, as applicable. Although our board of trustees and each board of trustees, or directors, of our subsidiaries has continuing exclusive authority over the respective entity’s management, affairs and disposition of assets, our board of trustees, and the board of trustees or directors of our subsidiaries, as applicable, has delegated to CAHA and CCG the power and duty to perform some or all of the following management services pursuant to management agreements and servicing agreements:

(i)	manage the day-to-day operations of us and our subsidiaries;

(ii)	acquire, retain or sell our and our subsidiaries’ assets;

(iii)	seek out, present and recommend investment opportunities consistent with our and our subsidiaries’ investments or the dispositions thereof;

(iv)
when appropriate, cause an affiliate to serve as the mortgagee of record for mortgage investments of us and our subsidiaries and in that capacity hold escrow on behalf of mortgagors in connection with the servicing of mortgages;

(v)
obtain for us and our subsidiaries such services as may be required in acquiring and disposing of investments, disbursing and collecting the funds of such entity, paying the debts and fulfilling the obligations of such entity and handling, prosecuting and settling any claims of such entity, including foreclosing and otherwise enforcing mortgages and other liens securing investments;

(vi)	obtain for us and our subsidiaries such services as may be required for property management, mortgage brokerage and servicing and other activities relating to our investment portfolio;

(vii)	evaluate, structure and negotiate prepayments or sales of our and our subsidiaries’ investments;

(viii)	monitor operations and expenses; and

(ix)	perform the foregoing services.

The term of our management agreement with CAHA ended on November 17, 2008 (although we have not terminated the agreement). The term of each of our subsidiaries’ management and servicing agreements with CAHA and CCG, respectively, ended on November 17, 2008 (although we have not terminated the agreements), provided, however, that if our management agreement with CAHA is terminated or not renewed, we may terminate each of the management agreements with such subsidiaries. We are continuing to operate under the terms of the management agreements. The management agreements and servicing agreements may be renewed, subject to evaluation and approval by the relevant entity’s board of trustees or directors, as applicable. Each management agreement may be terminated:

(i)	with or without cause by CAHA, or

(ii)	for cause by a majority of the applicable entity’s independent trustees, in each case without penalty and each upon 60 days’ prior written notice to the non-terminating party.

Each servicing agreement may be terminated:

(i)	with or without cause by either party upon 30 days’ prior written notice to the non-terminating party, or

(ii)	upon the occurrence of a servicer default upon five days’ prior written notice to CCG.

Each management and servicing agreement provides that each entity will indemnify the manager and its affiliates under certain circumstances.

Management and Servicing Fees

Under our management agreement with CAHA, or its designees, is entitled to receive reimbursement of all costs incurred by CAHA and its designees in performing services for us under the management agreement plus an amount equal to a market-based percentage, as jointly determined from time to time by us and CAHA.

Under the management agreements with our subsidiaries, CAHA is entitled to receive a management fee equal to 0.10% of the aggregate original amount invested from time to time in investments plus reimbursement for its reasonable, actual out-of-pocket expenses incurred in connection with its duties under the management agreements; provided, however, that the amounts paid under the management agreements will be credited against the amounts owed by us to CAHA pursuant to our management agreement with CAHA. Under our and our subsidiaries’ servicing agreements with CCG, CCG is entitled to receive a revenue bond servicing fee equal to 0.15% per annum of the outstanding principal amount of revenue bonds held by such subsidiary. CCG is also permitted to earn miscellaneous compensation which may include, without limitation, construction fees, escrow interest, property management fees, leasing commissions and insurance brokerage fees. The payment of any such compensation is generally limited to the competitive rate for the services being performed.

Other Affiliated Transactions

Private Offering of 11% Preferred Shares to Related

On December 19, 2007, the board of trustees (other than Messrs. Ross and Blau), including all members of the nominating and governance committee approved the entry into an equity commitment letter with TRCLP. Subsequently, in light of shareholder concerns conveyed in our December 28, 2007 investor conference call, we commenced work on a rights offering with respect to the preferred convertible shares and, to this end, on January 17, 2008 our board of trustees, other than Messrs. Ross and Blau, approved the rights offering and established a rights offering committee composed of certain independent members of our board of trustees to review and approve the final terms of the rights offering and the final documents governing the private offering to TRCLP, including the securities purchase agreement and registration rights agreement discussed below. The final terms of the rights offering and the final documents governing the private offering to TRCLP were approved by the rights offering committee on January 25, 2008.

On January 25, 2008, we and Related Special Assets LLC, which we refer to as TRCLP, entered into a securities purchase agreement for the issuance and sale in a private offering of $131,234,548 in aggregate principal amount of our 11% Preferred Shares at a purchase price of $11.70 per share.

Pursuant to the securities purchase agreement, we consummated the rights offering to holders of our eligible securities, in each case other than TRCLP, Messrs. Ross and Blau and Related General II, L.P. or any of their affiliates.

In accordance with the securities purchase agreement and the certificate of designation for the 11% Preferred Shares, we redeemed from TRCLP, together with its affiliates and successors in interest, 373,126 11% Preferred Shares (which is equal to the number of 11% Preferred Shares subscribed for in the rights offering) at a redemption price of $4,471,074, which is equal to 100% of the liquidation amount (i.e. $11.70), plus accrued and unpaid distributions to, but excluding, the redemption date, and TRCLP and its affiliates and successors in interest retained the balance of the 11% Preferred Shares that we did not redeem.

In addition, the securities purchase agreement provides that, so long as TRCLP, together with its affiliates and successors in interest, collectively owns at least 50% of such convertible shares, we agreed, subject to and in accordance with the provisions of our trust agreement, Delaware law acting through our board of trustees, consistent with and subject to their duties under Delaware law and our trust agreement, to take all actions necessary to cause the nomination by the board of trustees of one representative, designated by TRCLP for election by the holders of our common shares and any other shares entitled to vote with our common shares in the election of trustees to the board; provided, that, such designee qualifies as “independent” and that in addition the board of trustees has affirmatively determined that such designee had no material relationship with us or our affiliates or any member of our senior management or their affiliates. In addition, the holders of a majority of the outstanding 11% Preferred Shares also have the right, upon certain defaults by us, together with holders of other securities having similar rights, to appoint two trustees to our board of trustees for so long as such default is continuing. Upon the cure of such defaults, the two additional trustees will immediately cease to be trustees and the size of our board of trustees will be reduced by two members.

We have agreed to indemnify Related and its affiliates, and their respective directors, officers, shareholders and other equity holders, partners, members, attorneys, accountants, agents, advisors, representatives and employees and, as applicable, their respective heirs, successors and permitted assigns for certain liabilities incurred by them in connection with breaches of our representations, warranties and covenants under the securities purchase agreement, as well as with respect to any losses to which they may become subject, arising out of or in connection with the transactions contemplated by the securities purchase agreement, or any proceedings, including, without limitation, any shareholder derivative claim or any “phantom income” to our shareholders as a result of the provisions of the securities purchase agreement. In addition, we have agreed to reimburse TRCLP for its reasonable legal fees and disbursements incurred in connection with the negotiation and documentation of the purchase of the 11% Preferred Shares purchased under the securities purchase agreement and have agreed to bear all transfer, stamp and other similar taxes.

Registration Rights

In connection with the private offering to TRCLP on January 25, 2008, we and TRCLP entered into a registration rights agreement. Pursuant to the registration rights agreement, we agreed, subject to certain exceptions, to file not later than 90 days after January 25, 2008, a shelf registration statement registering the 11% Preferred Shares sold to TRCLP and the common shares into which the 11% Preferred Shares convert under the Securities Act, which we refer to collectively as the registrable securities. We also agreed to use commercially reasonable efforts to keep the shelf registration statement continuously effective under the Securities Act for a period expiring on the date on which all of the registrable securities covered by the shelf registration statement have been sold pursuant to the shelf registration statement or the holders of the registrable securities are eligible to sell such registrable securities pursuant to Rule 144(k) promulgated under the Securities Act.  The Company has not filed the shelf registration statement pending resolution of the outstanding class action and derivative litigation.

In addition, if we propose to file certain registration statements under the Securities Act in connection with an underwritten offering solely by selling shareholders of common shares for cash, the holders of registrable securities are entitled to notice of the proposed registration and, subject to certain exceptions, to include their registrable securities in the registration statement.

We are generally required to pay all of the expenses in connection with the registration of registrable securities, other than underwriting discounts and commissions and taxes of any kind.

Relationships with AMAC

We manage and hold an investment in American Mortgage Acceptance Company (“AMAC”), a publicly-traded REIT, for which one of our affiliates acts as the outside advisor, and one of our executives, Mr. Meyer, is a member of AMAC’s board of trustees. Mr. Meyer also serves as chairman, chief executive officer and chief investment officer of AMAC and Robert L. Levy, our chief financial officer, performs the same role for AMAC. In the past, AMAC has engaged in lending transactions with certain affiliates of Mr. Ross. A subsidiary of ours advises AMAC, and in consideration for its services collects asset management, incentive management and expense reimbursement from AMAC pursuant to an advisory agreement. These fees, which are included in our fee income, totaled approximately $1.2 million in 2007. Effective March 2007, we entered into a new advisory agreement whereby the basis of certain of the fees we earn has changed.

In addition, in March 2007, we entered into a share purchase plan under Rule 10b5-1 under the Securities Exchange Act, whereby we may purchase up to 9.8% of the outstanding common shares of AMAC in open-market purchases based on pre-determined parameters. Through December 31, 2008, we purchased approximately 600 thousand common shares (for $5.3 million) under this plan, or 6.9% of the outstanding common shares of beneficial interests. Furthermore, in July 2007, we purchased approximately 300 thousand shares of 7.25% Series A Cumulative Convertible Preferred Shares (41.2% of the class) issued by AMAC for $7.0 million in connection with AMAC’s public offering of such shares.

In April 2007, we increased the capacity of the revolving credit facility to AMAC from $50.0 million to $80.0 million and extended the term to June 2008 with a one-year optional extension. This facility, bearing interest at LIBOR plus 3.0%, is used by AMAC to purchase new investments and for general corporate purposes.  In the opinion of management, the terms of this facility are consistent with similar transactions with independent third parties.  During July 2008, the revolving credit facility was amended to extend the maturity date to June 2009.  A forbearance agreement was also entered into whereby the Company agreed to forbear any remedies under the loan agreement and not call the outstanding balance of the loan provided interest payments remain current and provided that no lenders of debt on any other facility demand repayment due to default.  As a result of this agreement, AMAC has agreed to be charged a default interest rate of LIBOR plus 7.0%.  An additional 4.0% of interest over the contract rate of LIBOR plus 3.0% is compounded monthly retroactively to January 1, 2008, the initial event of default, and payable upon demand.

During 2007, AMAC suspended investment activity due to volatility in credit markets that led to significant margin calls on its debt facilities and interest rate swaps.  As a result, it sold certain assets, recorded impairment charges on others and recorded a substantial net loss.  In addition, AMAC has recorded unrealized losses on some of its remaining assets and interest rate derivatives.  In October 2008, AMAC was unable to refinance its repurchase financing arrangements and sold assets to repay the debt.  As a result of AMAC’s inability to obtain financing other than our loan, its board began the process of determining a plan of liquidation. As we are one of two creditors likely to recover any of AMAC’s assets, we recorded an impairment charge of $70.3 million, reducing our carrying value to our current estimate of $9.6 million in repayment.  Additionally, we recorded a charge to reduce our investment in AMAC shares to zero, ceased accruing asset management fees receivable and wrote off the remaining balance of the intangible asset associated with the management agreement.  AMAC’s financial position and share price steadily deteriorated and its common shares and 7.25% Series A Cumulative Convertible Preferred Shares were delisted from the NYSE Alternext US LLC (formerly the American Stock Exchange).  Now trades on the pink quotes under the symbol “AMOA”.

We serve as the collateral manager for AMAC’s $400.0 million CDO and service all of the loans in AMAC’s investment portfolio, performing all primary and special servicing functions. Pursuant to the servicing agreement, we receive fees from AMAC based on the dollar amount of loans we service.

During December 2007, Centerline Real Estate Special Situations Mortgage Fund LLC (“CRESS”), purchased investments from AMAC for $7.9 million. In January and February 2008, CRESS purchased additional investments from AMAC for $55.0 million. During 2008, CRESS also purchased investments with a principal amount of $33.4 million from AMAC for a purchase price of $31.7 million, in a manner consistent with transactions with independent third parties.

During 2008, we purchased mortgage revenue bond investments with a principal amount of $4.5 million from AMAC for a purchase price of $2.0 million.

Co-investment in Centerline Urban Capital I LLC

Centerline Urban Capital I LLC  (“CUC”), is an investment fund with the California Public Employees’ Retirement System (“Calpers”), as majority investor, focusing on investments in multifamily properties in major urban markets. Our membership interest includes a co-investment obligation amounting to 2.5% of capital invested. Remaining funding commitments under this obligation are insignificant.

Unconsolidated Partnerships

We loaned monies to certain tax credit fund partnerships to allow them to provide financial support to property partnerships in which they invest.  We expect the tax credit fund partnerships will repay those loans from the release of reserves, proceeds from asset sales and other operating sources.  Loans we made (net of recoveries) were $31.6 million in 2008, $45.1 million in 2007 and $57.6 million in 2006. A portion of these advances relates to the financial difficulties of three developers and our subsequent actions to protect our investments in the properties that were under development and for which we assumed the general partner interest.

Other Agreements with Affiliates of TRCLP

Messrs. Ross and Blau are managing trustees of our company. In addition, each of Messrs. Ross and Blau are affiliates of TRCLP, which, through its affiliates, is a significant shareholder of ours.  The beneficial ownership of our voting shares by Messrs. Ross and Blau is set forth in the beneficial ownership table included in this Amendment.  See “Security Ownership of Certain Beneficial Owners and Management and Related Shareholders” above.

Furthermore, on the record date for the rights offering, the Related Group owned 24,220,152 common shares and common share equivalents and controlled approximately 30.4% of our voting power. Prior to the private offering of 11% Preferred Shares, the Related Group owned 12,011,974 common shares and common share equivalents and controlled approximately 17.8% of our voting power.

In addition, a subsidiary of TRCLP earned fees for performing property management services for various properties held in tax credit fund partnerships we manage.

During the year ended December 31, 2008, tax credit fund partnerships that we consolidate provided equity financing to properties developed by a subsidiary of TRCLP.  CRESS funded an additional $8.3 million on two loans secured by properties developed by TRCLP, with no additional future funding obligations.

During 2008, CRESS, AMAC and CUC recorded impairment charges pertaining to properties developed by TRCLP.  In November 2008, TRCLP informed us that two of its developments (Snowmass Village and CityNorth) were being significantly impacted by current economic conditions such that both projects would likely require significant financial restructuring.  This means that the mezzanine loans held by AMAC and CRESS are compromised in value.  CRESS holds aggregate mezzanine loans in the amount of $23.6 million secured by interests in the entity which owns the CityNorth project and aggregate mezzanine loans in the amount of $43.5 million secured by the interests in the entity which owns the Snowmass project.  AMAC also holds mezzanine loans related to these properties (aggregating of $50.7 million) and CUC has an equity investment in the CityNorth development in the amount of $18.0 million.  Based on our discussions with TRCLP, we have determined that the investments related to CityNorth have no residual value and that the likelihood of recoveries related to Snowmass is limited.  As a result, the following events took place in 2008:

•	CRESS recorded aggregate impairment charges of $63.9 million, of which our proportionate share is $3.2 million;

•	CUC recorded an impairment charge of $18.0 million, of which our proportionate share is $0.5 million; and

•	AMAC recorded aggregate impairment charges of $47.4 million, which is one of the factors in determining the estimated recovery amount for the revolving credit facility we had extended (see above).

During 2008, an affiliate of TRCLP provided over 14.0% of the tax credit properties for which we arranged equity financing.

Arrangements with Executive Officers

The employment agreement of Mr. Schnitzer, our chief executive officer and president and a managing trustee of our board, requires him to acquire and hold the equity interests in certain entities with respect to which we will serve and may in the future serve, as the non-equity manager and be entitled to receive economic benefits related to such equity ownership.  These entities are entitled to fee income sufficient to pay reasonable taxes and other maintenance expenses.  Three other executives, including Messrs. Levy and Weil also hold such equity interests.

Certain employees, including the named executive officers, participate in a pool of profits, or promotes, earned by Centerline REIT, Inc., which we refer to, together with its parent Centerline Investors I, LLC and its subsidiaries, as Centerline REIT, and certain of its subsidiaries that sponsor and manage funds that invest in high-yield real estate investments.  During 2008, Mr. Schnitzer received $29,639, Mr. Levy received $16,352, Mr. Meyer received $16,352, Mr. Smyth received $242,793, and Mr. Weil received $16,352 in connection with their promote participation in Centerline REIT.

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

In connection with the 2002 refinancing of a property partly owned by Mr. Ross, we entered into an agreement which allows a revenue bond to be put to us should the owner of the underlying property default on the bond.  We, in turn, entered into agreements which allow us to put the bond to the general partners of the owner who are our affiliates controlled by Mr. Ross.  This right is secured by collateral assignments of the general partners’ partnership interests in the limited partnership that owns the underlying property

Trustee Independence

Our Board has adopted a formal set of Categorical Standards for Determining Trustee Independence (the “Categorical Standards”) with respect to the determination of trustee independence.  In accordance with these Categorical Standards, a trustee must be determined to have no material relationship with our Company other than as a trustee. The Categorical Standards specify the criteria by which the independence of our trustees will be determined, including strict guidelines for trustees and their immediate families with respect to past employment or affiliation with the Company or its independent registered public accounting firm. The Categorical Standards also limit commercial relationships of all trustees with the Company. All trustees are required to deal at arm’s length with the Company and its subsidiaries and to disclose any circumstance that might be perceived as a conflict of interest.  These Categorical Standards were adopted when our common shares were listed on the NYSE, and they meet the listing standards of the NYSE.

In accordance with these Categorical Standards, the Board undertook its annual review of trustee independence. During this review, the Board considered transactions and relationships between each trustee or any member of his or her immediate family and the Company and its subsidiaries and affiliates. The Board also considered whether there were any transactions or relationships between trustees or any member of their immediate family (or any entity of which a trustee or an immediate family member is an executive officer, general partner or significant equity holder). As provided in the Categorical Standards, the purpose of this review was to determine whether any such relationships or transactions existed that were inconsistent with a determination that the trustee is independent.

As a result of this review, the Board affirmatively determined that Messrs. Dolan, Halperin, Loverd, Meister and White are independent of the Company and its management under the criteria set forth in the Categorical Standards.  In making these determinations, the Board considered that, in the ordinary course of business, transactions may occur between the Company and its subsidiaries and the trustees, or companies or institutions at which some of our trustees are or have been officers. In each case, the amount of transactions from these companies in each of the last three years did not exceed the thresholds set forth in the Categorical Standards.

Item 14.  Principal Accounting Fees and Services.

Fees Paid to Independent Registered Public Accounting Firm

The following table presents fees for professional audit services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte”) for the audit of our financial statements for the years ended December 31, 2008 and December 31, 2007, and fees for other services rendered by Deloitte during those periods.

	2008	2007
Audit Fees (a)	$4,492,733	$4,769,183
Audit-Related Fees	--
Tax Fees	--
All Other Fees (b)	60,000	1,399,593
Total	$4,552,733	$6,168,776

(a)  Fees for audit services billed for 2008 and 2007 consisted of the audit of our annual financial statements and internal controls, reviews of our quarterly financial statements, comfort letters, consents and other services related to SEC matters.

(b)  Other fees in 2008 are related to agreed upon procedures associated with the operations of Centerline Financial LLC, a subsidiary in our Credit Risk Products Group, and CUC. Other fees in 2007 principally represent advisory fees related to our financial reengineering initiatives and also include $15,000 related to agreed upon procedures associated with the operations of Centerline Financial, LLC.

All audit-related services, tax services and other services were pre-approved by the audit committee, which concluded that the provision of those services by Deloitte was compatible with the maintenance of Deloitte’s independence in the conduct of its auditing functions.

Policy on Pre-Approval of Independent Registered Public Accounting Firm Services

The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm.  The audit committee has established a policy regarding pre-approval of all audit and non-audit services provided by our independent registered public accounting firm.

On an on-going basis, management communicates specific projects and categories of service for which the advance approval of the audit committee is requested.  The audit committee reviews these requests and advises management if the audit committee approves the engagement of the independent registered public accounting firm.  The audit committee may also delegate the ability to pre-approve audit and permitted non-audit services to one or more of its members, provided that any pre-approvals are reported to the audit committee at its next regularly scheduled meeting.

PART IV
Item 15.	Exhibits, Financial Statement Schedules.
(a)(3)	Exhibit Index:
Exhibit Number	Description of Document
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTERLINE HOLDING COMPANY

(Registrant)

Date:	April 30, 2009	By:	/s/ Marc D. Schnitzer
Marc D. Schnitzer Managing Trustee, Chief Executive Officer and President (Principal Executive Officer)

Date:	April 30, 2009	By:	/s/ Robert L. Levy
Robert L. Levy Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

CENTERLINE HOLDING COMPANY

(Registrant)

Date:	April 30, 2009	By:	/s/ Marc D. Schnitzer
Marc D. Schnitzer Managing Trustee, Chief Executive Officer and President (Principal Executive Officer)

Date:	April 30, 2009	By:	/s/ Robert L. Levy
Robert L. Levy Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of us and in the capacities and on the dates indicated:

Signature	Title	Date

*
Stephen M. Ross	Managing Trustee and Chairman of the Board	April 30, 2009
/s/ Marc D. Schnitzer
Marc D. Schnitzer	Managing Trustee, Chief Executive Officer and President	April 30, 2009
*
Jeff T. Blau	Managing Trustee	April 30, 2009
*
Robert J. Dolan	Managing Trustee	April 30, 2009
*
Jerome Y. Halperin	Managing Trustee	April 30, 2009
*
Robert L. Loverd	Managing Trustee	April 30, 2009
*
Robert A. Meister	Managing Trustee	April 30, 2009
*
Thomas W. White	Managing Trustee	April 30, 2009

*	/s/ Marc D. Schnitzer
Marc D. Schnitzer
Attorney-in-fact