Form 10-Q
period 2009-03-31
CENTERLINE HOLDING CO
filed 2009-05-15
CIK 1043325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

______________

FORM 10-Q

______________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-13237

______________

CENTERLINE HOLDING COMPANY
(Exact name of Registrant as specified in its Trust Agreement)
______________

Delaware	13-3949418
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

625 Madison Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(212) 317-5700
Registrant’s telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act):

Large accelerated filer ☐	Accelerated filer ☑
Non - accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  o       No  ☑

As of May 8, 2009, there were 53,410,662 outstanding shares of the registrant’s shares of beneficial interest.

Table of Contents

CENTERLINE HOLDING COMPANY

FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$105,675	$103,879
Restricted cash	10,800	10,852
Investments:
Available-for-sale (Note 6)	568,936	539,213
Equity method (Note 7)	9,050	31,367
Other (Note 8)	153,811	134,227
Investments in and loans to affiliates, net (Note 24)	16,563	19,222
Goodwill and intangible assets, net (Note 9)	346,090	351,766
Deferred costs and other assets, net (Note 10)	129,525	135,679
Consolidated partnerships (Note 11):
Investments:
Available-for-sale	181,502	225,884
Held to maturity	295,197	288,960
Equity method	4,066,323	4,234,251
Other	239,380	248,469
Land, buildings and improvements, net	691,661	697,422
Other assets	375,024	373,932
Total assets	$7,189,537	$7,395,123
LIABILITIES AND EQUITY
Liabilities:
Notes payable (Note 12)	$355,227	$358,061
Financing arrangements and secured financing (Note 13)	460,450	411,413
Accounts payable, accrued expenses and other liabilities (Note 14)	212,433	218,580
Preferred shares of subsidiary (subject to mandatory repurchase)	273,500	273,500
Consolidated partnerships (Note 15):
Financing arrangements	1,121,475	1,121,475
Notes payable	575,276	672,730
Repurchase agreements	26,525	39,125
Due to property partnerships	407,375	577,160
Other liabilities	202,300	208,664
Total liabilities	3,634,561	3,880,708
Redeemable securities (Note 16)	327,940	326,379
Commitments and contingencies (Note 26)
Equity:
Centerline Holding Company beneficial owners’ deficit:
Convertible CRA preferred shares; no par value; 519 shares issued and outstanding in 2009 and 2008	2,952	3,144
Special preferred voting shares; no par value; 13,131 shares issued and outstanding in 2009 and 2008	131	131
Common shares; no par value; 160,000 shares authorized; 57,236 issued and 53,368 outstanding in 2009 and 56,662 issued and 52,970 outstanding in 2008	312,541	338,619
Treasury shares of beneficial interest – common, at cost; 3,868 shares in 2009 and 3,692 shares in 2008	(65,312)	(65,283)
Accumulated other comprehensive loss (Note 18)	(1,155,886)	(1,144,122)
Centerline Holding Company total	(905,574)	(867,511)
Non-controlling interests (Note 17)	4,132,610	4,055,547
Total equity	3,227,036	3,188,036
Total liabilities and equity	$7,189,537	$7,395,123

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
Interest income	$18,013	$26,116
Fee income	14,432	17,406
Other	1,032	1,898
Consolidated partnerships (Note 21):
Interest income	60,481	70,136
Rental income	16,922	16,989
Other	1,857	1,642
Total revenues	112,737	134,187
Expenses:
General and administrative (Note 19)	34,638	43,902
Interest	13,415	27,149
Interest – distributions to preferred shareholders of subsidiary	4,724	4,724
Depreciation and amortization	11,939	11,901
Loss on impairment of assets (Note 20)	15,155	8,023
Consolidated partnerships (Note 21):
Interest	29,770	34,892
Loss on impairment of assets	176,604	688
Other expenses	34,830	31,858
Total expenses	321,075	163,137
Loss before other income	(208,338)	(28,950)
Other (loss) income:
Equity and other (loss) income, net	(6,926)	(1,895)
Gain (loss) from repayment or sale of investments, net	2,746	(5,170)
Other losses from consolidated partnerships (Note 21)	(115,839)	(94,113)
Loss before income taxes	(328,357)	(130,128)
Income tax (provision) benefit	(115)	(1,049)
Net loss	(328,472)	(131,177)
Net loss attributable to non-controlling interests (Note 17)	301,524	109,538
Net loss attributable to Centerline Holding Company shareholders	(26,948)	(21,639)
Dividends for preferred and participating securities (including dividends in arrears)	(5,013)	(5,276)
Effect of redeemable share conversions	(1,562)	(11,920)
Net loss for earnings per share calculations	$(33,523)	$(38,835)
Net loss per share (Note 22):
Basic	$(0.62)	$(0.75)
Diluted	$(0.62)	$(0.75)
Weighted average shares outstanding (Note 22):
Basic	53,654	51,864
Diluted	53,654	51,864
Dividends declared per common share	$--	$0.15

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands)
(Unaudited)

	4.4% Convertible CRA preferred	Convertible CRA Shares	Special Preferred Voting Shares	Common Shares		Treasury Shares	Accumulated Other Comprehensive Income/(loss)	Non-Controlling Interests	Total	Comprehensive Income/(loss)
				Shares
January 1, 2009	$--	$3,144	$131	52,970	$338,619	$(65,283)	$(1,144,122)	$4,055,547	$3,188,036	$--
Net loss	--	--	--	--	(26,948)	--	--	(301,524)	(328,472)	(328,472)
Allocation of earnings	--	(192)	--	--	192	--	--	--	--	--
Unrealized losses (gains)	--	--	--	--	--	--	(11,764)	125,533	113,769	113,769
Share-based compensation	--	--	--	574	2,240	--	--	--	2,240	--
Fair value accretion	--	--	--	--	(1,562)	--	--	--	(1,562)	--
Contributions	--	--	--	--	--	--	--	254,787	254,787	--
Treasury shares	--	--	--	(176)	--	(29)	--	--	(29)	--
Distributions	--	--	--	--	--	--	--	(1,733)	(1,733)	--
March 31, 2009	$--	$2,952	$131	53,368	$312,541	$(65,312)	$(1,155,886)	$4,132,610	$3,227,036	$(214,703)

	4.4% Convertible CRA preferred	Convertible CRA Shares	Special Preferred Voting Shares	Common Shares		Treasury Shares	Accumulated Other Comprehensive Income/(loss)	Non-Controlling Interests	Total	Comprehensive Income/(loss)
				Shares
January 1, 2008	$51,281	$66,879	$143	50,567	$592,505	$(64,312)	$(105,904)	$4,065,428	$4,606,020	$--
Net loss	--	--	--	--	(21,639)	--	--	(109,538)	(131,177)	(131,177)
Allocation of earnings	22	(361)	--	--	(4,508)	--	--	--	(4,847)	--
Unrealized losses	--	--	--	--	--	--	(163,599)	(331,854)	(495,453)	(495,453)
Share-based compensation	--	--	--	408	5,006	--	--	--	5,006	--
Conversions or redemptions	--	--	(2)	166	1,245	--	--	(1,245)	(2)	--
Reclassification to redeemable securities	(49,346)	(58,036)	--	--	(10,448)	--	--	--	(117,830)	--
Fair value accretion	--	--	--	--	(1,472)	--	--	--	(1,472)	--
Contributions	--	--	--	--	--	--	--	425,424	425,424	--
Treasury shares	--	--	--	(127)	--	(175)	--	--	(175)	--
Distributions	(22)	(161)	--	--	(14,624)	--	--	(19,757)	(34,564)	--
March 31, 2008	$1,935	$8,321	$141	51,014	$546,065	$(64,487)	$(269,503)	$4,028,458	$4,250,930	$(626,630)

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(328,472)	$(131,177)
Reconciling items:
Net non-cash losses of consolidated partnerships	302,319	101,030
(Gain) loss from repayment or sale of investments	(2,746)	5,170
Impairment of investments and other assets	15,155	8,023
Depreciation and amortization	11,939	11,901
Equity in losses of unconsolidated entities, net	6,926	1,895
Share-based compensation expense	2,235	5,006
Non-cash interest expense, net	773	1,413
Other non-cash expense, net	(622)	3,702
Deferred taxes	--	(356)
Reserves for bad debts, net of reversals	1,860	1,250
Changes in fair value of interest rate derivatives	(4,860)	9,149
Changes in operating assets and liabilities:
Mortgage loans held for sale	(32,878)	(111,897)
Deferred revenues	(5,831)	(8,706)
Receivables	1,014	(7,260)
Other assets	(385)	6,065
Accounts payable, accrued expenses and other liabilities	6,251	(27,183)
Net cash flow from operating activities	(27,322)	(131,975)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale and repayment of available-for-sale securities	1,633	6,844
Purchases of available-for-sale securities	--	(3,664)
Acquisition of mortgage loans held for investment	--	(649)
Sale and repayments of mortgage loans held for investment	1,687	4,954
Advances to partnerships	(2,788)	(12,973)
Collection of advances to partnerships	18,425	27,251
Sale and repayment of other investments	1,088	3,117
Deferred investment acquisition costs	--	(746)
Decrease (increase) in restricted cash, escrows and other cash collateral	12,018	(45,136)
Return of capital from equity investees	--	127
Acquisition of furniture, fixtures and leasehold improvements	(325)	--
Loan to AMAC	--	(1,146)
Equity investments and other investing activities	2,480	(65,706)
Net cash flow from investing activities	34,218	(87,727)

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of financing arrangements	(151)	--
Distributions to equity holders	(1,898)	(36,277)
Repayment of term loan	(24,813)	(15,000)
Proceeds from term loan	--	10,000
Increase in mortgage loan warehouse line and ASAP Plus facility	33,037	112,367
Decrease in other notes payable	(11,058)	(11,002)
Non-controlling interests contribution	--	1,800
Proceeds from 11.0% Preferred shares	--	131,235
Deferred financing and equity offering costs	(217)	(970)
Net cash flow from financing activities	(5,100)	192,153
Net increase (decrease) in cash and cash equivalents	1,796	(27,549)
Cash and cash equivalents at the beginning of the period	103,879	137,111
Cash and cash equivalents at the end of the period	$105,675	$109,562
Non-cash investing and financing activities:
Recognized sale of re-securitized mortgage revenue bonds:
Reduction in secured financing liability	$--	$14,415
Reduction in mortgage revenue bonds	$--	$15,172
Increase in Series B Freddie Mac Certificates	$--	$1,345
Increase in mortgage servicing rights	$1,430	$2,161
Re-recognition of previously re-securitized mortgage revenue bonds:
Increase in secured financing liability	$49,723	$23,255
Increase in mortgage revenue bonds	$(61,353)	$(28,582)
Decrease in Series B Freddie Mac Certificates	$--	$2,503
Decrease in Series A-1 Freddie Mac Certificates	$11,630	$2,794
Share grants issued	$--	$5,077
Conversion of non-controlling interests to common shares	$--	$2,977
Treasury stock purchase via employee withholding	$29	$636

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – Description of Business and Basis of Presentation

A.  Description of Business

Centerline Holding Company, together with its subsidiaries, provides real estate financial and asset management services, including institutional debt and equity fund management, mortgage banking, and primary and special loan servicing. We have more than $14.3 billion of assets under management. We conduct substantially all of our business through our subsidiaries, generally under the designation Centerline Capital Group.  For ease of readership the term “we” (as well as “us”, “our” or “the Company”) as used throughout this document may mean a subsidiary or the business as a whole, while the term “parent trust” refers only to Centerline Holding Company as a stand-alone entity.

We manage our operations through six reportable segments including two segments not involved in direct operations.  Our four operating segments include:

Affordable Housing, which provides debt and equity financing and investment products for the affordable multifamily rental industry and manages the related assets;

Commercial Real Estate, which provides a broad spectrum of financing and investment products for multifamily, office, retail, industrial, mixed-use and other properties;

Portfolio Management, which comprises the monitoring, management and servicing of the Commercial Real Estate assets for our own account, for funds we manage and for third parties; and

Credit Risk Products, which provides credit intermediation, through our subsidiaries, to affordable housing debt and equity products.

Our Corporate group, comprised of Executive, Finance, Legal, Corporate Communications, and Operations departments, supports these four business groups.

Consolidated Partnerships comprises certain funds we control, notwithstanding the fact that we may only have a minority or no economic interest in such entities. For segment purposes, the Consolidated Partnerships segment includes the investment fund partnerships we originate and manage through the Affordable Housing and Commercial Real Estate Groups and certain property partnerships, all of which we are required to consolidate in accordance with various accounting pronouncements.  The Consolidated Partnerships invest in low income housing tax credit (“LIHTC”) properties or other structures aimed at promoting the development of multifamily properties (collectively “Tax Credit”), high-yield commercial mortgage backed securities (“CMBS”), collateralized debt obligation (“CDO”) equity and high-yield debt.

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

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”), which contains a summary of our significant accounting policies.  Certain footnote detail is also omitted from the condensed consolidated financial statements unless there is a material change from the information included in the 2008 Form 10-K.

With the exception of the adoption of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”) and FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”), there have been no material changes to these policies since December 31, 2008.  New accounting pronouncements pending adoption that could impact future presentation or results are described below.  See Note 22 regarding the adoption of FSP EITF 03-6-1 and Note 17 regarding the adoption of SFAS 160. Both pronouncements were effective for us on January 1, 2009 and all prior-period data presented have been adjusted retrospectively.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Certain amounts from the prior year have been reclassified to conform to the 2009 presentation, principally due to the adoption of SFAS 160.  In addition, the reserve for our estimated exposure for mortgage loan loss sharing, which was previously reflected as a reduction to the balance of mortgage servicing rights (“MSRs”), has been reclassified to accounts payable, accrued expenses and other liabilities.

C.  Accounting Pronouncements to be Adopted

In April 2009, the FASB issued three FSPs.  All three FSPs are effective for us in the second quarter of 2009 and must be adopted and applied at the same time:

(1)
FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidance on the application of fair value accounting and establishes criteria to determine when a market has varied from normal conditions to the extent that observable transactions may not be determinative of fair value.  In such cases, more reliance must be placed on management’s judgment as to what would represent fair value in an orderly transaction.

(2)
FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, addresses other-than-temporary impairment (“OTTI”) of debt securities.  FSP FAS 115-2 and FAS 124-2 modifies the determination of OTTI to isolate the amount attributable to credit factors as opposed to market liquidity factors.  Only the portion of OTTI associated with credit losses would be recognized as a charge in the statement of operations.  The remainder of OTTI would be recorded in other comprehensive income.

(3)
FSP FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments, expands the disclosures called for by FASB Statement No. 107, Disclosures About Fair Value of Financial Instruments, as a quarterly requirement.

We are currently evaluating the impact of the FSPs on our consolidated financial statements.

NOTE 2 – Market Conditions and Liquidity

Recent economic events have limited our liquidity in three key areas:

•
a significant decline in transaction related revenues, primarily due to fewer investors for our Affordable Housing and Commercial Real Estate funds, as many of our earnings streams involve establishing and managing such funds while many of our costs are fixed;

•	a sharp decline in our common share price and the general environment for equity offerings have made obtaining equity capital extremely difficult; and

•	a decline in available debt financing and an increase in cost.

Further to the last point, turbulence in the credit markets that began in 2007 has led to decreased availability of many forms of financing.  Specifically, since mid-2007 we have experienced more constrained credit in the following areas:

•
for asset-backed financing (such as we use to fund Fannie Mae and Freddie Mac mortgage originations in our Commercial Real Estate and Affordable Housing groups), the capacity of our financing facilities has decreased while the cost of borrowing has increased.  In addition, we anticipate a further increase in the cost of funds and lower capacity upon renewal of the facility in the second quarter of 2009;

•
for our Term Loan and Revolving Credit Facility, the terms include a higher rate of interest and more stringent covenants (including restrictions on funding new business opportunities and incurring any additional debt without lender approval) than had been the norm in prior periods. In addition, with the exception of dividends related to our Equity Issuer Trust I (“Equity Issuer”) subsidiary and distributions from our REIT subsidiary, our Term Loan and Revolving Credit Facility prohibit us from paying common and preferred dividends; and

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
under the terms of our Term Loan and Revolving Credit Facility, we are required to utilize any excess cash available (as defined in the agreement)  to pay down the debt each quarter end, which creates capacity on the revolver that may be drawn upon for working capital purposes.  We were also required to generate specified levels of cash from sale or collection of certain non-core assets, although we satisfied this requirement prior to March 31, 2009.  In addition, we were required to reduce the balance of the Term Loan to $39.0 million by July 15, 2009; as of April 30, 2009, we had already reduced it beyond that level.

Our ability to execute our business operations is dependent upon making required amortization payments on or refinancing our debt and improving liquidity. Management continues to actively pursue strategies to maintain and improve our liquidity, particularly during periods of market disruption.  Steps and strategies we are pursuing include:

•	increasing revenues by leveraging our operational expertise in the areas of mortgage originations, asset management and special servicing;

•	exploring financing alternatives for investments that are not pledged as security for asset-based borrowings (which is subject to lender approval);

•	instituting measures to reduce general and administrative expenses;

•	continuing to sell investments that do not meet our long-term investment criteria, and

•	exploring alternatives that would allow the release of cash in escrow associated with various historical transactions.

Our access to capital markets can be affected by factors outside our control, as discussed above.  In addition, with respect to both short and long-term business needs, access to capital markets is impacted by market conditions, and the short- and long-term debt ratings assigned by independent rating agencies.  As previously disclosed, we do not expect to continue obtaining ratings for Centerline Holding Company for the foreseeable future.

NOTE 3 – Fair Value Disclosures

A.  General

We have categorized our assets and liabilities recorded at fair value based upon the fair value hierarchy specified by SFAS No. 157, Fair Value Measurements (“SFAS 157”). The levels of fair value hierarchy are as follows:

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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

B.  Assets and Liabilities of Operating Groups

The following tables present the information about our financial assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2009, and indicate the fair value hierarchy of the valuation techniques we utilize to determine fair value:

(in thousands)	Level 1	Level 2	Level 3	Balance as of March 31, 2009

Measured on a recurring basis:
Assets
Available-for-sale investments:
Freddie Mac Certificates:
Series A-1	$--	$--	$317,564	$317,564
Series B	--	--	109,365	109,365
Mortgage revenue bonds	--	--	131,076	131,076
Retained CMBS Certificates	--	--	6,600	6,600
CMBS	--	--	2,394	2,394
Syndicated corporate debt	--	1,937	--	1,937
Total available-for-sale investments	$--	$1,937	$566,999	$568,936
Derivatives	$--	$764	$--	$764
Liabilities
Derivatives	$--	$34,145	$--	$34,145

Measured on a non-recurring basis:
Assets
Mortgage loans held-for-sale	$--	$79,790	$--	$79,790
Mortgage loans held for investment - impaired	--	400	--	400
Goodwill	--	--	248,978	248,978
Mortgage servicing rights	--	--	63,506	63,506
Other intangible assets	--	--	33,606	33,606

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents additional information about assets measured at fair value on a recurring basis and for which we utilized Level 3 inputs to determine fair value:

	Three Months Ended March 31, 2009
(in thousands)	Series A-1 Freddie Mac Certificates	Series B Freddie Mac Certificates		Mortgage revenue bonds		Retained CMBS certificates	CMBS	Total
Balance at January 1, 2009	$335,047	$123,122		$69,217		$7,313	$2,550	$537,249
Total realized and unrealized gains or (losses):
Included in earnings	--	(8,549	)(1)	571	(2)	--	(6,592)	(14,570)
Included in other comprehensive loss	(5,853)	(4,320)		33		(630)	6,460	(4,310)
Amortization or accretion	--	(1,669)		117		(83)	(24)	(1,659)
Purchases, issuances, settlements and other adjustments	(11,630)	781		61,138		--	--	50,680
Net transfers in and/or out of Level 3	--	--		--		--	--	--
Balance at March 31, 2009	$317,564	$109,365		$131,076		$6,600	$2,394	$566,999
Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2009	$--	$(8,549	)(1)	$180		$--	$(6,592)	$(14,961)

(1)	Recorded in “Loss on impairment of assets” in the Condensed Consolidated Statement of Operations.

(2)	Recorded in “Gain (loss) from repayment or sale of investments, net” in the Condensed Consolidated Statement of Operations.

	Three Months Ended March 31, 2008
(dollars in thousands)	Series B Freddie Mac Certificates	Mortgage revenue bonds		Retained CMBS certificates	CMBS	Total
Balance at January 1, 2008	$153,468	$376,432		$75,328	$13,361	$618,589
Total realized and unrealized gains or (losses):
Included in earnings(1)	--	(6,832)		--	--	(6,832)
Included in other comprehensive income	(960)	(884)		204	(5,775)	(7,415)
Amortization or accretion	(1,420)	38		(1,860)	163	(3,079)
Purchases, issuances, settlements and other adjustments	(327)	(15,840)		--	3,664	(12,503)
Net transfers in and/or out of Level 3	--	--		--	--	--
Balance at March 31, 2008	$150,761	$352,914		$73,672	$11,413	$588,760
Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2008	$--	$(6,832	)(1)	$--	$--	$(6,832)

(1)	Recorded in “Loss on impairment of assets” in the Condensed Consolidated Statement of Operations.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

C.  Assets and Liabilities of Consolidated Partnerships

The following tables present the information about assets and liabilities of consolidated partnerships measured at fair value on a recurring or non-recurring basis as of March 31, 2009:

(in thousands)	Level 1	Level 2	Level 3	Balance as of March 31, 2009

Measured on a recurring basis:

Assets
Available-for-sale investments:
CMBS	$--	$--	$157,975	$157,975
Retained CMBS certificates	--	--	10,034	10,034
CDO debt and equity	--	--	13,493	13,493
Total available-for-sale investments	$--	$--	$181,502	$181,502
Measured on a non-recurring basis:
Assets
Mortgage loans held for investment – impaired	$--	$10,981	$--	$10,981

The following table presents additional information about assets measured at fair value on a recurring basis and for which the consolidated partnerships utilized Level 3 inputs to determine fair value:

	Three Months Ended March 31, 2009
(in thousands)	CMBS	Retained CMBS certificates	CDO debt and equity	Total

Balance at January 1, 2009	$182,828	$9,867	$33,189	$225,884
Total realized and unrealized gains (losses):
Included in earnings(1)	(98,567)	(13)	(74,774)	(173,354)
Included in other comprehensive loss	72,854	(47)	52,783	125,590
Amortization or accretion	860	227	2,295	3,382
Purchases, issuances, settlements and other adjustments	--	--	--	--
Net transfers in and/or out of Level 3	--	--	--	--
Balance at March 31, 2009	$157,975	$10,034	$13,493	$181,502
Amount of total gains (losses) included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2009(1)	$(98,567)	$(13)	$(74,774)	$(173,354)

(1)	Included in “Loss on impairment of assets of consolidated partnerships” in the Condensed Consolidated Statement of Operations (see Note 21).

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31, 2008
(dollars in thousands)	CMBS	Retained CMBS certificates	CDO debt and equity	Total

Balance at January 1, 2008	$1,235,059	$482,424	$65,060	$1,782,543
Total realized and unrealized gains (losses):
Included in earnings(1)	--	(688)	--	(688)
Included in other comprehensive income	(406,520)	(3,037)	(56,490)	(466,047)
Amortization or accretion	1,049	762	415	2,226
Purchases, issuances, settlements and other adjustments	47,540	--	129,521	177,061
Net transfers in and/or out of Level 3	--	--	--	--
Balance at March 31, 2008	$877,128	$479,461	$138,506	$1,495,095

Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2008 (1)	$--	$(688)	$--	$(688)

(1)	Included in “Loss on impairment of assets of Consolidated Partnerships” in the Condensed Consolidated Statement of Operations.

NOTE 4 – Variable Interest Entities and Qualifying Special Purpose Entities

Variable Interest Entities

As required by FIN 46(R), Consolidation of Variable Interest Entities – an interpretation of ARB No. 51 (“FIN 46R”), we consolidate numerous fund partnerships that we sponsor, manage and service. The funds invest equity capital raised from the investor partners and finance their investments and operations using debt and operating cash flows.  Our involvement with the funds includes:

•	providing asset management and fund management services;

•	acting as general partner;

•	managing and servicing their assets;

•	warehousing investments on our balance sheet and selling them to the fund; and

•	in certain cases, co-investing in the funds.

The funds’ assets and liabilities are detailed and described in Notes 11 and 15, respectively.

Beyond any co-investment in a fund, we are not obligated to provide financial support to the entities.  Regardless, we may elect to provide financial support to protect our investments and the investments of our clients.  During the three months ended March 31, 2009, we provided financial support to certain of the entities included in our designation of Consolidated Partnerships through loans to Tax Credit Fund Partnerships (see Note 26).

Qualifying Special Purpose Entities

Through our Commercial Real Estate group and the funds it manages, we invest in CMBS and are named special servicer of the trusts that issue the CMBS.  For most of those trusts, we are a non-transferor servicer, having acquired the CMBS positions through investment rather than retaining interests from securitizations of assets we owned.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The CMBS trusts invest in mortgage loans, financed by the CMBS they issue.  Total assets of those trusts where we are the non-transferor servicer aggregated $112.3 billion as of March 31, 2009.  The carrying value of our investment in those trusts and those held by the funds we manage were as follows:

(in thousands)	March 31, 2009

Held for our own account	$2,394
Held by CMBS and High-Yield Debt Fund Partnerships	157,975
Total at fair value	$160,369

As special servicer, we are not contractually obligated to provide any financial support to the CMBS trusts and we have provided no financial support to the trusts to date.  Our maximum exposure to loss with respect to the CMBS trusts is limited to the cost of our co-investment in the fund that holds the CMBS entitling us to be special servicer.  With respect to the investments held by the CMBS and High-Yield Debt Fund Partnerships, our exposure to such loss would be reduced by the percentage of the fund held by other investors (typically 95%).

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – Assets Pledged as Collateral

In connection with our Term Loan and Revolving Credit Facility (Note 12), the stock of all of our subsidiaries is pledged as collateral as are all of our other assets subject to the liens detailed below.  The following table details assets we have specifically pledged as collateral for various debt facilities or contingent liabilities (that provide first liens ahead of the Term Loan and Revolving Credit Facility):

Collateral	Balance Sheet Classification	Carrying Amount of Collateral at March 31, 2009 (in thousands)	Associated Debt Facility/Liability

Cash	Restricted cash	$10,401	Mortgage loan loss sharing agreements (Note 26)

Series A-1 Freddie Mac certificates	Investments – available-for-sale – Freddie Mac certificates (Note 6)	$317,564	Preferred shares of subsidiary

Mortgage revenue bonds	Investments – available-for-sale – Mortgage revenue bonds (Note 6)	$50,106	Financing arrangements and secured financing (Note 13)

CMBS and retained CMBS certificates	Investments – available-for-sale – CMBS and retained CMBS certificates (Note 6)	$8,994	CMBS term loan (Note 12)

Stabilization escrow	Other investments – stabilization escrow (Note 8)	$62,073	December 2007 re-securitization

Mortgage loans	Other investments – mortgage loans held for sale (Note 8)	$79,790	Mortgage Banking warehouse line/Multifamily ASAP plus facility (Note 12)

Mortgage servicing rights	Goodwill and intangible assets – mortgage servicing rights (Note 9)	$752	Debt facilities of third party for which Centerline provides loan servicing

Cash deposits	Deferred costs and other assets (Note 10)	$67,200	Yield guarantees (Note 26)

Cash deposits	Deferred costs and other assets (Note 10)	$8,667	Financing arrangements and secured financing (Note 13)

CMBS and retained CMBS certificates held by Consolidated Partnerships	Consolidated partnerships – investments – available-for-sale (Note 11)	$379,102	Consolidated partnerships – financing arrangements (Note 15)(1)

CMBS held by Consolidated Partnerships	Consolidated partnerships – investments – available-for-sale (Note 11)	$7,000	Consolidated partnerships – repurchase agreements (Note 15)(2)

Mortgage loans held by Consolidated Partnerships	Consolidated partnerships – investments – other (Note 11)	$62,856	Consolidated partnerships – repurchase agreements (Note 15)(2)

Land, building and improvements held by Consolidated Partnerships	Consolidated partnerships – land, buildings and improvements, net (Note 11)	$691,661	Consolidated partnerships – notes payable (Note 15)(2)

(1)	Included in a collateralized debt obligation and assets are restricted solely to satisfy those obligations. Debt is non-recourse to the Consolidated Partnership and the Company.
(2)	Assets are restricted solely to satisfy the debt obligations. Debt is non-recourse to the Company.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – Available-for-Sale Investments

The table below provides the components of available-for-sale investments as of the dates presented:

(in thousands)	March 31, 2009	December 31, 2008

Freddie Mac Certificates:
Series A-1	$317,564	$335,047
Series B	109,365	123,122
Mortgage revenue bonds	131,076	69,217
Retained CMBS certificates	6,600	7,313
CMBS	2,394	2,550
Syndicated corporate debt	1,937	1,964
Total	$568,936	$539,213

A.  Freddie Mac Certificates

We retained Series A-1 and Series B Freddie Mac Certificates in connection with the December 2007 re-securitization of the mortgage revenue bond portfolio with Federal Home Loan Mortgage Corporation (“Freddie Mac”).  The Series A-1 Freddie Mac Certificates are fixed rate securities, whereas the Series B Freddie Mac Certificates are residual interests of the re-securitization trust.

Series A-1

Information with respect to the Series A-1 Freddie Mac Certificates is as follows:

(in thousands)	March 31, 2009	December 31, 2008
Fair value	$393,028	$400,026
Less: eliminations(1)	(75,464)	(64,979)
Consolidated fair value	$317,564	$335,047
(1) A portion of the Series A-1 Certificates relate to re-securitized mortgage revenue bonds that were not reflected as sold. Accordingly, that portion is eliminated in consolidation.

During each of the three months ended March 31, 2009 and 2008, we received $6.3 million in interest from the Series A-1 Freddie Mac Certificates.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Series B

Information with respect to the Series B Freddie Mac Certificates is as follows:

(in thousands)	March 31, 2009	December 31, 2008
Face amount	$140,028	$140,028
Interest receivable	2,404	1,481
Gross unrealized (losses) gains	(6,082)	5,215
Subtotal/fair value	136,350	146,724
Less: eliminations(1)	(26,985)	(23,602)
Consolidated fair value	$109,365	$123,122
(1) A portion of the Series B Certificates relates to re-securitized mortgage revenue bonds that were not reflected as sold. Accordingly, that portion is eliminated in consolidation.

Key fair value assumptions used in measuring the Series B Freddie Mac Certificates are provided in the table below:

	March 31, 2009		December 31, 2008

Weighted average discount rate	16.5%		16.5%
Constant prepayment rate	90.0%		90.0%
Weighted average life	10.7	years	10.9	years
Constant default rate	2.0%		2.0%

The fair value and the sensitivity on the fair value to immediate adverse changes in those assumptions are as follows:

(in thousands)	March 31, 2009
Fair value of Freddie Mac B Certificates	$109,365

Constant prepayment rate:
Fair value after impact of 5% increase	109,048
Fair value after impact of 10% increase	108,017

Discount rate:
Fair value after impact of 1% increase	104,869
Fair value after impact of 2% increase	100,694

Constant default rate:
Fair value after impact of 1% increase	96,020
Fair value after impact of 2% increase	83,506

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

During the three months ended March 31, 2009 and 2008, we received $6.5 million and $7.3 million, respectively, in interest from the Series B Freddie Mac Certificates.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Delinquent collateral loans underlying the certificates had an unpaid principal balance of $87.3 million at March 31, 2009 and projected remaining losses are estimated at 5.13% of the underlying securitization.  At March 31, 2009, there were no actual losses in the underlying securitization.

The Series B Freddie Mac Certificates have all been in an unrealized loss position for less than twelve months.  Due to our expectation of increased severity of credit losses in the mortgage revenue bonds underlying the Series B Freddie Mac certificates, we reduced the projected cash flows we will receive over the life of the investment. Accordingly, we recognized the resulting $8.5 million decrease in value as an impairment (see Note 20).

B.  Mortgage Revenue Bonds

The following table summarizes our mortgage revenue bond portfolio:

(in thousands)	March 31, 2009	December 31, 2008

Securitized:
Included in December 2007 re-securitization transaction and accounted for as financed	$492,910	$432,092
Included in other securitizations	50,106	49,642
Subtotal	543,016	481,734
Not securitized	8,167	9,525
Eliminations(1)	(420,107)	(422,042)
Total at fair value	$131,076	$69,217
(1) Certain bonds are recorded as liabilities on the balance sheets of consolidated partnerships and therefore eliminated in consolidation.

The amortized cost basis of our portfolio of mortgage revenue bonds and the related unrealized gains and losses were as follows:

(in thousands)	March 31, 2009	December 31, 2008
Amortized cost basis	$562,469	$502,579
Gross unrealized gains	2,562	3,260
Gross unrealized losses	(13,848)	(14,580)
Subtotal/fair value	551,183	491,259
Less: eliminations(1)	(420,107)	(422,042)
Consolidated fair value	$131,076	$69,217
(1) Certain bonds are recorded as liabilities on the balance sheets of consolidated partnerships and therefore eliminated in consolidation.

For mortgage revenue bonds in an unrealized loss position, the fair value and gross unrealized losses, aggregated by length of time that individual bonds have been in a continuous unrealized loss position, is summarized in the table below:

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(dollars in thousands)	Less than 12 Months	12 Months or More	Total
March 31, 2009
Number	17	12	29
Fair value	$57,931	$158,570	$216,501
Gross unrealized losses	$11,585	$2,263	$13,848
December 31, 2008
Number	17	12	29
Fair value	$50,596	$158,733	$209,329
Gross unrealized losses	$12,315	$2,265	$14,580

Unrealized losses greater than 12 months on mortgage revenue bonds are primarily a result of unamortized yield adjustments related to the bonds and unrealized losses less than 12 months are due to liquidity discount as a result of market conditions, and we believe are not necessarily reflective of the operating performance of the assets.

During the first quarter of 2009, nine mortgage revenue bonds in the 2007 re-securitization defaulted.  As our role as servicer of the bonds allows us to repurchase the bonds upon default (although we do not intend to) we re-recognized the bonds as assets at their aggregate fair value of $61.4 million and recognized a corresponding Freddie Mac secured financing liability (see Note 13).

Sixteen bonds (associated with seven properties) with an aggregate fair value of $50.1 million are associated with $62.3 million of securitized debt at March 31, 2009 (see Note 13).

Under our Term Loan and Revolving Credit Facility (see Note 12), eight bonds (associated with seven properties) with an aggregate fair value of $8.2 million as of March 31, 2009, remain pledged as collateral.

C.  Retained CMBS Certificates

Retained CMBS certificates are not direct investments in CMBS, but rather investments in the debt of trusts that hold CMBS investments.  Retained CMBS certificates we hold for our own account are comprised of the following classes:

(dollars in thousands)	Face Amount	Purchase Cost	Accreted Cost(1)	Unrealized Gain	Unrealized Loss(1)	Fair Value	Percentage of Fair Value
March 31, 2009 Security rating:
BBB- interest only	$--	$24,612	$2,272	$56	$--	$2,328	35.3%
CC	110,269	39,902	40,642	3	(36,846)	3,799	57.6
C	9,402	564	--	94	--	94	1.4
D	9,226	1,126	--	92	--	92	1.4
Non-rated	28,661	8,639	1,371	--	(1,084)	287	4.3
Non-rated interest only	--	581	--	--	--	--	--
Total	$157,558	$75,424	$44,285	$245	$(37,930)	$6,600	100.0%
December 31, 2008 Security rating:
AAA interest only	$--	$24,612	$2,328	$--	$--	$2,328	31.8%
CCC-	119,671	40,466	40,565	--	(36,024)	4,541	62.1
D	15,240	1,126	--	152	--	152	2.1
Non-rated	29,147	8,639	1,477	--	(1,185)	292	4.0
Non-rated interest only	--	581	--	--	--	--	--
Total	$164,058	$75,424	$44,370	$152	$(37,209)	$7,313	100.0%

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)
The unrealized losses presented above do not include cumulative impairment write-downs of $10.7 million at March 31, 2009 and December 31, 2008 due to credit losses related to the underlying assets.  Accreted cost is shown net of this amount.

At March 31, 2009, the BBB- interest only certificate had a notional amount of $465.7 million and the non-rated interest only certificates had a combined notional amount of $191.9 million.  At December 31, 2008, the AAA interest only certificate had a notional amount of $465.7 million, and the non-rated interest only certificates had a combined notional amount of $192.4 million.

For retained CMBS certificates in an unrealized loss position, the fair value and gross unrealized losses, aggregated by length of time that individual investments have been in a continuous unrealized loss position, is summarized in the table below:

(dollars in thousands)	Less than 12 Months	12 Months or More	Total
March 31, 2009
Number	6	7	13
Fair value	$3,105	$887	$3,992
Gross unrealized losses	$25,895	$12,035	$37,930
December 31, 2008
Number	10	9	19
Fair value	$4,093	$3,220	$7,313
Gross unrealized losses	$25,218	$11,991	$37,209

The unrealized losses are due to liquidity discount as a result of market conditions and we believe do not reflect the credit quality of the underlying assets.  We have the ability and intent to hold these investments until recovery; as such, we have concluded that the decreases in fair value are temporary.

The retained CMBS certificates are pledged as collateral under a term loan agreement (see Note 12).

Fair value of the retained CMBS certificates was previously determined by market yields applied to paid as agreed cash flows.  Currently, the retained CMBS certificates are generally treated as Credit Interest Only Strips marked on a dollar price basis and the value depends on the number of months of estimated cash flows.

At March 31, 2009, the remaining key assumptions used in measuring fair value and the sensitivity of the current fair value of the retained CMBS certificates to potential adverse changes are as follows:

			Expected Credit Loss		Discount Rate Applied to Cash Flows
(dollars in thousands)	Weighted Average Life (yrs)	Discount Rate applied to Cash Flows	1.0% CDR(1)	2.0% CDR(1)	1.0% Adverse Change	2.0% Adverse Change

Security rating:
BBB- interest only	0.50	252.60%	$2,328	$2,328	$2,322	$2,315
CC	3.44	186.88	3,791	3,786	3,777	3,755
C	13.65	187.81	40	8	93	92
D	--	54.29	--	--	87	82
Non-rated	--	430.08	284	281	286	286
Non-rated interest only	6.88	24.22	24	24	56	55

(1)	Constant Default Rate

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The interest rates on the principal classes range from zero to 21.79% and from zero to 0.73% on the interest only class.  During the three months ended March 31, 2009 and 2008, we received interest of $3.0 million and $3.6 million, respectively, from the retained CMBS certificates.

Delinquencies on the collateral loans underlying the retained CMBS certificates totaled 1.9% at March 31, 2009.  At March 31, 2009, actual losses to date were 5.8% of the underlying CMBS bonds, and projected remaining losses are estimated at 14.8% of the underlying CMBS bonds.

D.  CMBS

CMBS investments we hold for our own account were comprised of the following:

(dollars in thousands)	Face Amount	Purchase Cost	Accreted Cost(1)	Unrealized Gain	Unrealized Loss(1)	Fair Value	Percentage of Fair Value
March 31, 2009 Security rating:
BB+	$3,898	$2,244	$2,360	$--	$(2,126)	$234	9.8%
BB	3,898	2,097	2,217	--	(1,983)	234	9.8
BB-	3,898	1,959	2,082	--	(1,848)	234	9.8
B+	10,395	4,308	520	--	--	520	21.7
B	2,599	542	130	--	--	130	5.4
B-	6,698	1,375	691	--	(423)	268	11.2
Non-rated	25,819	5,269	3,139	--	(2,365)	774	32.3
Total	$57,205	$17,794	$11,139	$--	$(8,745)	$2,394	100.0%
December 31, 2008 Security rating:
BB+	$3,898	$2,244	$2,336	$--	$(2,063)	$273	10.7%
BB	3,898	2,097	2,191	--	(1,918)	273	10.7
BB-	3,898	1,959	2,056	--	(1,783)	273	10.7
B+	10,395	4,308	4,365	--	(3,846)	519	20.4
B	2,599	542	520	--	(390)	130	5.1
B-	6,698	1,375	1,321	--	(1,014)	307	12.0
Non-rated	25,819	5,269	4,968	--	(4,193)	775	30.4
Total	$57,205	$17,794	$17,757	$--	$(15,207)	$2,550	100.0%

(1)The unrealized losses presented above do not include cumulative impairment write-downs of $6.6 million at March 31, 2009 due to credit losses related to the underlying assets (see Note 20).  Accreted cost is shown net of this amount.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For CMBS investments in an unrealized loss position, the fair value and gross unrealized losses, aggregated by length of time that individual investments have been in a continuous unrealized loss position, is summarized in the table below:

(dollars in thousands)	Less than 12 Months	12 Months or More	Total
March 31, 2009
Number	--	5	5
Fair value	$--	$1,276	$1,276
Gross unrealized losses	$--	$8,745	$8,745

The unrealized losses on CMBS are due to liquidity discount as a result of market conditions, and we believe do not reflect the credit quality of the underlying assets.  We have the ability and intent to hold these investments until recovery; as such, we have concluded that the decreases in fair value are temporary.  As of December 31, 2008, all of the CMBS investments with unrealized losses had been in an unrealized loss position for less than 12 months.

During the first quarter of 2009, we recognized a $6.6 million other-than-temporary impairment related to CMBS investments we hold in this group for our own account (see Note 20).

The CMBS investments are pledged as collateral under a term loan agreement (see Note 12).

NOTE 7 – Equity Method Investments

The table below provides the components of equity method investments as of the dates presented:

(in thousands)	March 31, 2009	December 31, 2008
Equity interests in tax credit partnerships	$9,050	$31,367

We acquire interests in entities that own tax credit properties.  We hold these investments on a short-term basis for inclusion in future Affordable Housing group investment fund offerings.  We expect to recapture our costs in such investments from the proceeds when the investment fund has closed.

During the three months ended March 31, 2009, we recorded charges of $6.9 million to write down the value of our equity interest in two tax credit partnerships as we expect to sell or dispose of these two equity interests in the second quarter of 2009 for less than our basis.  We recognized the other-than-temporary declines in value as equity losses.  The balance of the decline during the period relates to equity interests sold to Tax Credit Fund Partnerships.

The balances shown above do not include our investments in American Mortgage Acceptance Company (“AMAC”) and Centerline Urban Capital I, LLC (“CUC”), which we also account for under the equity method, as the entities are related parties.  We also co-invest in CMBS and High-Yield Fund Partnerships (part of our Consolidated Partnerships group) which we account for on the equity basis, but those investments are eliminated in consolidation.  For discussion regarding these investments, see Note 24.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 – Other Investments

The table below provides the components of other investments as of the dates presented:

(in thousands)	March 31, 2009	December 31, 2008
Mortgage loans held for sale(1)	$79,790	$46,912
Mortgage loans held for investment(2)	9,098	10,792
Stabilization escrow	62,073	72,397
Miscellaneous investments	2,850	4,126
Total	$153,811	$134,227
(1) Net of deferred origination fees (2) Net of valuation allowance of $1.2 million in 2009 and $1.7 million in 2008.

A.  Mortgage Loans Held for Sale

Mortgage loans held for sale include originated loans pre-sold to government sponsored entities, such as Federal National Mortgage Association (“Fannie Mae”), Freddie Mac and Government National Mortgage Association (“GNMA”) under contractual sale obligations that normally settle within 30 days of origination.  Mortgage loans held for sale can differ widely from period to period depending on the timing and size of originated mortgages as compared to reporting dates.

B.  Stabilization Escrow

(in thousands)	March 31, 2009	December 31, 2008
Cash balance	$72,537	$84,503
Present value discount net of eliminations and accumulated amortization	(10,464)	(12,106)
Total	$62,073	$72,397

During the three months ended March 31, 2009, we received $12.1 million in cash as a result of escrow releases (due to construction completion and/or stabilization of the underlying properties) and interest income on the balance.

NOTE 9 – Goodwill and Intangible Assets, Net

The table below provides the components of goodwill and intangible assets, net as of the dates presented:

(in thousands)	March 31, 2009	December 31, 2008

Goodwill	$248,978	$248,978
Other intangible assets, net	33,606	37,189
Mortgage servicing rights, net	63,506	65,599
Total	$346,090	$351,766

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A. Other Intangible Assets, Net

The components of other intangible assets, net as of the dates presented are provided below:

(dollars in thousands)	Estimated Useful Life (in Years)	Gross Carrying Amount		Accumulated Amortization		Net
		March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Amortized intangible assets:
Transactional relationships	5.3	$103,000	$103,000	$98,466	$97,028	$4,534	$5,972
Partnership service contracts	5.6	26,521	44,421	15,430	31,744	11,091	12,677
General partner interests	7.0	13,521	13,521	4,536	4,030	8,985	9,491
Joint venture developer relationships	--	--	4,800	--	4,800	--	--
Mortgage banking broker relationships	5.0	1,080	1,080	882	829	198	251
Weighted average life/subtotal	5.4	144,122	166,822	119,314	138,431	24,808	28,391
Unamortized intangible assets:
Mortgage banking licenses and approvals with no expiration		8,798	8,798	--	--	8,798	8,798
Total		$152,920	$175,620	$119,314	$138,431	$33,606	$37,189

	Three Months Ended March 31,
(in thousands)	2009	2008
Amortization expense	$3,583	$3,540

B. Mortgage Servicing Rights

The components of the change in MSRs were as follows:

(in thousands)

Balance at January 1, 2009	$65,599
MSRs capitalized	1,442
Amortization	(3,535)
Balance at March 31, 2009	$63,506

While the balances above reflect our policy to record MSRs initially at fair value and amortize those amounts, presented below is information regarding the fair value of the MSRs.  The significant assumptions used in estimating the fair values were as follows:

March 31, 2009
Weighted average discount rate	18.12%
Weighted average pre-pay speed	9.50%
Weighted average lockout period	4.5 years
Weighted average default rate	0.93%
Cost to service loans	$2,191
Acquisition cost (per loan)	$1,478

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below illustrates hypothetical fair values of MSRs, caused by assumed immediate changes to key assumptions which are used to determine fair value.

(in thousands)	March 31, 2009
Fair value of MSRs	$77,634

Prepayment speed:
Fair value after impact of 10% adverse change	77,007
Fair value after impact of 20% adverse change	76,417

Discount rate:
Fair value after impact of 10% adverse change	73,358
Fair value after impact of 20% adverse change	69,643

Default rate:
Fair value after impact of 10% adverse change	77,530
Fair value after impact of 20% adverse change	77,428

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

Servicing fees we earned as well as those received with respect to the December 2007 re-securitization transaction (all of which are included in “Fee Income” in our Condensed Consolidated Statements of Operations) were as follows for the periods presented:

(in thousands)	Total Servicing Fees	Servicing Fees from Securitized Assets (included in Total Servicing Fees)
Three months ended March 31:
2009	$5,449	$210
2008	$5,813	$175

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – Deferred Costs and Other Assets, Net

The table below provides the components of deferred costs and other assets, net as of the dates presented:

(in thousands)	March 31, 2009	December 31, 2008
Deferred financing and other costs	$33,980	$34,673
Less: Accumulated amortization	(16,261)	(11,879)
Net deferred costs	17,719	22,794
Cash collateral	75,955	75,955
Interest receivable, net	4,772	4,885
Fees receivable, net	4,612	4,585
Furniture, fixtures and leasehold improvements, net	3,437	3,588
Other	23,030	23,872
Total	$129,525	$135,679

NOTE 11 – Assets of Consolidated Partnerships

Financial information presented for March 31, 2009 for the Tax Credit Fund and Property Partnerships is as of December 31, 2008, the most recent date for which information is available.  Similarly, the financial information presented for December 31, 2008 for those partnerships is as of September 30, 2008. Information with respect to the CMBS Fund Partnerships and High-Yield Debt Fund Partnership is as of the dates shown.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below provides the components of assets of consolidated partnerships as of the dates presented:

	March 31, 2009			December 31, 2008
(in thousands)	Tax Credit Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total	Tax Credit Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total
Available-for-sale
CMBS	$--	$157,975	$157,975	$--	$182,828	$182,828
Retained CMBS certificates	--	10,034	10,034	--	9,867	9,867
CDO debt and equity	--	13,493	13,493	--	33,189	33,189
	--	181,502	181,502	--	225,884	225,884
Held to maturity
Retained CMBS certificates	--	295,197	295,197	--	288,960	288,960
Equity method
Equity interests in tax credit properties	4,066,323	--	4,066,323	4,234,251	--	4,234,251
Other
Mortgage loans held for investment, net	--	198,048	198,048	--	200,611	200,611
Other investments	41,332	--	41,332	47,858	--	47,858
	41,332	198,048	239,380	47,858	200,611	248,469
Total investments held by consolidated partnerships	4,107,655	674,747	4,782,402	4,282,109	715,455	4,997,564
Land, buildings and improvements, net	691,661	--	691,661	697,422	--	697,422
Other assets	297,006	78,018	375,024	309,962	63,970	373,932
Total other assets of consolidated partnerships	988,667	78,018	1,066,685	1,007,384	63,970	1,071,354
Total assets	$5,096,322	$752,765	$5,849,087	$5,289,493	$779,425	$6,068,918

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.  CMBS, Available-for-Sale

The CMBS Fund and High-Yield Debt Fund Partnerships invest in and hold CMBS investments.  Available-for-Sale CMBS investments held by these partnerships comprised the amounts noted below:

(dollars in thousands)	Face Amount	Purchase Cost	Accreted Cost(1)	Unrealized Gain	Unrealized Loss(1)	Fair Value	Percentage of Fair Value
March 31, 2009
Security Rating:
BBB+	$17,000	$17,000	$17,000	$--	$(16,150)	$850	0.5%
BBB	54,840	54,840	55,694	--	(50,380)	5,314	3.4
BBB-	197,075	190,679	193,654	--	(175,459)	18,195	11.5
BB+	164,633	149,843	154,106	--	(139,403)	14,703	9.3
BB	201,739	181,811	184,558	--	(167,879)	16,680	10.6
BB-	183,467	143,563	149,426	--	(134,445)	14,981	9.5
B+	158,019	129,131	129,632	--	(118,497)	11,135	7.0
B	108,311	78,808	69,243	--	(62,577)	6,666	4.2
B-	178,555	135,085	123,007	4	(105,800)	17,211	10.9
CCC+	131,879	114,143	106,657	--	(97,102)	9,555	6.0
CCC	106,814	87,626	89,558	--	(81,940)	7,618	4.8
CCC-	99,959	67,400	55,562	12	(50,009)	5,565	3.5
CC	108,208	91,012	76,530	8	(71,797)	4,741	3.0
C	23,890	16,412	873	15	--	888	0.6
D	10,239	3,811	301	6	--	307	0.2
Non-rated	641,219	323,228	179,829	107	(156,369)	23,567	15.0
Total	$2,385,847	$1,784,392	$1,585,630	$152	$(1,427,807)	$157,975	100.0%
December 31, 2008
Security Rating:
BBB+	$17,000	$17,000	$17,000	$--	$(16,150)	$850	0.4%
BBB	86,139	74,530	75,469	--	(67,376)	8,093	4.4
BBB-	300,620	267,367	271,091	--	(241,856)	29,235	16.0
BB+	309,286	252,025	258,069	--	(221,171)	36,898	20.2
BB	288,641	230,680	237,147	--	(214,784)	22,363	12.2
BB-	302,145	211,989	221,542	--	(199,743)	21,799	11.9
B+	286,434	184,166	186,724	--	(169,866)	16,859	9.2
B	177,623	100,012	92,832	--	(83,504)	9,328	5.1
B-	209,746	93,553	84,471	--	(75,000)	9,470	5.2
CCC+	31,705	17,790	1,122	--	--	1,122	0.6
CCC	6,826	4,197	273	--	--	273	0.1
CCC-	16,239	7,855	4,869	--	(4,382)	487	0.3
Non-rated	967,247	323,228	232,729	--	(206,678)	26,051	14.4
Total	$2,999,651	$1,784,392	$1,683,338	$--	$(1,500,510)	$182,828	100.0%

(1)
Unrealized losses presented above do not include cumulative impairment write-downs of $195.0 million at March 31, 2009 and $96.0 million at December 31, 2008.  These impairments were primarily due to increased rates of anticipated default.  Accreted cost is shown net of these amounts.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For CMBS investments in an unrealized loss position, the fair value and gross unrealized losses, aggregated by length of time that individual investments have been in a continuous unrealized loss position, is summarized in the table below:

(dollars in thousands)	Less than 12 Months	12 Months or More	Total
March 31, 2009
Number	7	288	295
Fair value	$2,029	$137,794	$139,823
Gross unrealized losses	$3,801	$1,424,006	$1,427,807
December 31, 2008
Number	26	297	323
Fair value	$19,165	$158,655	$177,820
Gross unrealized losses	$71,714	$1,428,796	$1,500,510

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

B.  Retained CMBS Certificates, Available-for-Sale

The CMBS Fund Partnerships retain interests in certain securitized assets that they have sold, as well as others purchased in market transactions.  Investments in available-for-sale retained certificates held by these partnerships comprised the amounts noted below:

(dollars in thousands)	Face Amount	Purchase Cost	Accreted Cost(1)	Unrealized Gain	Unrealized Loss(1)	Fair Value	Percentage of Fair Value
March 31, 2009
Security Rating:
CC	$220,326	$124,183	$90,878	$92	$(82,926)	$8,044	80.1%
Non-rated	156,033	11,674	1,554	7	--	1,561	15.6
Non-rated interest only	--	5,863	3,771	193	(3,535)	429	4.3
Total	$376,359	$141,720	$96,203	$292	$(86,461)	$10,034	100.0%
December 31, 2008
Security rating:
CCC-	$220,326	$124,183	$90,534	$--	$(82,490)	$8,044	81.5%
Non-rated	158,680	11,674	1,587	--	--	1,587	16.1
Non-rated interest only	--	5,863	3,869	--	(3,633)	236	2.4
Total	$379,006	$141,720	$95,990	$--	$(86,123)	$9,867	100.0%

(1)
Unrealized losses presented above do not include cumulative impairment write-downs of $48.0 million at March 31, 2009 and December 31, 2008.  One of the CMBS Fund Partnerships (which we refer to as “CMBS Fund I”) is scheduled to liquidate within the next two years and may not be able to hold the assets until recovery.  Accreted cost is shown net of these amounts.

At March 31, 2009 and December 31, 2008, the non-rated interest-only certificates had combined notional amounts of $1.4 billion and $1.3 billion, respectively.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For retained CMBS Certificates in an unrealized loss position, the fair value and gross unrealized losses, aggregated by length of time that individual investments have been in a continuous unrealized loss position, is summarized in the table below:

(dollars in thousands)	Less than 12 Months	12 Months or More	Total
March 31, 2009
Number	2	3	5
Fair value	$236	$4,778	$5,014
Gross unrealized losses	$3,535	$82,926	$86,461
December 31, 2008
Number	2	3	5
Fair value	$236	$4,778	$5,014
Gross unrealized losses	$3,633	$82,490	$86,123

The unrealized losses are due to liquidity discount as a result of market conditions and we believe do not reflect the credit quality of the underlying assets.  The CMBS Fund Partnerships have the ability and intent to hold these investments until recovery; as such, we have concluded that the decreases in fair value are temporary.

Fair value of the retained CMBS certificates was previously determined by market yields applied to paid as agreed cash flows.  Currently, the retained CMBS certificates are generally treated as Credit Interest Only Strips marked on a dollar price basis and the value depends on the number of months of estimated cash flows. At March 31, 2009, the remaining key assumptions used in measuring fair value and the sensitivity of the current fair value of the retained certificates to potential adverse changes, were as follows:

			Expected Credit Loss		Discount Rate Applied to Cash Flows
(dollars in thousands)	Weighted Average Life (yrs)	Discount Rate applied to Cash Flows	1.0% CDR(1)	2.0% CDR(1)	1.0% Adverse Change	2.0% Adverse Change

Security rating:
CC	7.38	149.82%	$7,938	$7,891	$7,991	$7,939
Non-rated	--	430.08	1,544	1,528	1,558	1,555
Non-rated interest only	4.43	18.42	236	236	416	403

(1)	Constant Default Rate

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

The interest rates on the principal classes range from 1.93% to 4.28% and from zero to 0.86% on the interest only classes.  During the three months ended March 31, 2009 and 2008, the CMBS Fund Partnerships received interest of $4.0 million and $4.7 million, respectively, from the retained CMBS certificates.

Delinquencies on the collateral loans underlying the retained CMBS certificates totaled 1.0% at March 31, 2009.  At March 31, 2009, actual losses to date were 4.0% of the underlying CMBS bonds, and projected remaining losses are estimated at 21.8% of the underlying CMBS bonds.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

C.  CDO Debt and Equity, Available-for-Sale

The High-Yield Debt Fund Partnership invests in trusts that hold commercial real estate loans and issue CDOs.  CDO debt and equity investments held by this partnership comprised the amounts noted below:

(dollars in thousands)	Face Amount	Purchase Cost	Accreted Cost(1)	Unrealized Gain	Unrealized Loss(1)	Fair Value	Percentage of Fair Value
March 31, 2009
Security rating:
BBB	$9,750	$9,442	$9,418	$--	$(8,638)	$780	5.8%
BBB-	28,550	26,986	14,317	--	(12,480)	1,837	13.6
BB+	42,300	40,041	20,743	--	(18,628)	2,115	15.7
BB	17,413	16,342	8,703	--	(7,833)	870	6.4
BB-	11,325	10,495	5,277	--	(4,710)	567	4.2
B+	18,575	17,068	2,921	--	(1,808)	1,113	8.3
B	7,124	6,286	427	--	--	427	3.2
B-	17,325	16,472	1,762	--	(722)	1,040	7.7
Non-rated	118,576	101,890	9,649	--	(4,905)	4,744	35.1
Total	$270,938	$245,022	$73,217	$--	$(59,724)	$13,493	100.0%
December 31, 2008
Security rating:
BBB	$9,750	$9,442	$9,468	$--	$(8,006)	$1,462	4.4%
BBB-	28,550	26,986	14,063	--	(10,228)	3,835	11.6
BB+	42,300	40,041	20,765	--	(15,689)	5,076	15.3
BB	17,413	16,342	8,938	--	(6,848)	2,090	6.3
BB-	11,325	10,495	5,708	--	(4,349)	1,359	4.1
B+	18,575	17,068	10,144	--	(8,286)	1,858	5.6
B	7,124	6,286	6,343	--	(5,631)	712	2.1
B-	17,325	16,472	5,341	--	(3,608)	1,733	5.2
Non-rated	118,576	101,890	64,927	--	(49,863)	15,064	45.4
Total	$270,938	$245,022	$145,697	$--	$(112,508)	$33,189	100.0%

(1)
Unrealized losses do not include cumulative impairment write-downs of $175.8 million at March 31, 2009 and $101.0 million at December 31, 2008, recorded in the High-Yield Debt Fund Partnership.  The impairments were primarily due to increased rates of expected default within one of the CDOs.  Accreted cost is shown net of this amount.

For CDO debt and equity investments in an unrealized loss position, the fair value and gross unrealized losses, aggregated by length of time that individual investments have been in a continuous unrealized loss position, is summarized in the table below:

(dollars in thousands)	Less than 12 Months	12 Months or More	Total
March 31, 2009
Number	16	6	22
Fair value	$6,027	$3,964	$9,991
Gross unrealized losses	$10,937	$48,787	$59,724
December 31, 2008
Number	9	--	9
Fair value	$18,223	$--	$18,223
Gross unrealized losses	$112,508	$--	$112,508

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The unrealized losses are due to liquidity discount as a result of market conditions and we believe are not reflective of the credit quality of the underlying assets.  The High-Yield Debt Fund Partnership has the ability and intent to hold these investments until recovery; as such, we have concluded that the decreases in fair value are temporary.

D.  Retained CMBS Certificates, Held-to-Maturity

Investments in held-to-maturity retained certificates held by these partnerships comprised the amounts noted below:

(dollars in thousands)	Face Amount	Purchase Cost	Carrying Value	Unrealized Gain	Unrealized Loss	Fair Value	Percentage of Fair Value
March 31, 2009
Security rating:
AA	$54,800	$55,639	$47,186	$--	$(34,582)	$12,604	28.0%
AA-	57,100	49,885	48,003	--	(34,870)	13,133	29.2
BBB+	66,600	63,897	52,132	--	(45,472)	6,660	14.8
BBB	20,500	21,522	14,962	--	(13,527)	1,435	3.2
BBB-	41,900	39,923	29,417	--	(27,322)	2,095	4.6
BB+	44,600	46,886	29,200	--	(26,970)	2,230	4.9
BB	43,700	42,381	26,072	--	(23,887)	2,185	4.8
BB-	58,600	63,556	33,466	--	(30,536)	2,930	6.5
B+	36,000	32,315	14,759	--	(12,960)	1,799	4.0
Total	$423,800	$416,004	$295,197	$--	$(250,126)	$45,071	100.0%
December 31, 2008
Security rating:
AAA	$147,900	$142,631	$121,724	$--	$(90,149)	$31,575	66.8%
AA+	51,100	48,312	37,403	--	(32,908)	4,495	9.6
AA	15,400	16,514	10,728	--	(9,958)	770	1.6
A+	62,600	62,723	41,275	--	(38,145)	3,130	6.6
A	66,500	73,006	39,518	--	(36,193)	3,325	7.0
A-	30,700	28,054	17,505	--	(15,970)	1,535	3.2
BBB+	49,600	44,764	20,807	--	(18,327)	2,480	5.2
Total	$423,800	$416,004	$288,960	$--	$(241,650)	$47,310	100.0%

For CMBS investments in an unrealized loss position, the fair value and gross unrealized losses, aggregated by length of time that individual investments have been in a continuous unrealized loss position, is summarized in the table below:

(dollars in thousands)	Less than 12 Months	12 Months or More	Total
March 31, 2009
Number	2	12	14
Fair value	$16,193	$28,878	$45,071
Gross unrealized losses	$55,143	$194,983	$250,126
December 31, 2008
Number	5	9	14
Fair value	$8,145	$39,165	$47,310
Gross unrealized losses	$69,824	$171,826	$241,650

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The unrealized losses are due to liquidity discount as a result of market conditions and we believe do not reflect the credit quality of the underlying assets.  The CMBS Fund Partnerships have the ability and intent to hold these investments until recovery; as such, we have concluded that the decreases in fair value are temporary.

At March 31, 2009, key assumptions used in measuring the fair value in the table above and the sensitivity of the fair value of the retained CMBS certificates to potential adverse changes, were as follows:

			Expected Credit Loss		Discount Rate Applied to Cash Flows
(dollars in thousands)	Weighted Average Life (yrs)	Discount Rate applied to Cash Flows	1.0% CDR(1)	2.0% CDR(1)	1.0% Adverse Change	2.0% Adverse Change

Security rating:
AA	2.13	108.58	$12,436	$12,271	$12,483	$12,363
AA-	1.94	118.60	12,925	12,486	13,017	12,903
BBB+	2.67	142.01	6,355	5,874	6,587	6,515
BBB	3.05	162.71	1,414	1,342	1,422	1,409
BBB-	3.37	189.96	1,994	1,941	2,080	2,065
BB+	3.49	203.34	2,216	2,176	2,216	2,204
BB	4.16	185.48	2,142	2,106	2,172	2,159
BB-	4.25	223.53	2,919	2,905	2,918	2,905
B+	6.11	191.47	1,793	1,790	1,792	1,784s
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

The interest rate on the principal classes ranges from 3.94% to 8.74%.  During the three months ended March 31, 2009, consolidated partnerships received interest of $6.5 million from the retained CMBS Certificates.

At March 31, 2009, there were no delinquencies on the collateral loans underlying the retained certificates, no actual losses to date in the underlying CMBS bonds and no projected remaining losses in the underlying CMBS bonds.

E.  Equity Interests in Tax Credit Properties and Due to Property Partnerships

The Tax Credit Fund Partnerships invest in low income housing property-level partnerships that generate tax credits.  Neither we nor the Tax Credit Fund Partnerships control the property-level partnerships and, therefore, we do not consolidate them in our financial statements.  “Equity interests in tax credit properties” represents the limited partner investments in those property level partnerships, which the Tax Credit Fund Partnerships carry on the equity method of accounting.  The partnership agreements of the property level partnerships stipulate the amount of capital to be funded and the timing of payments of that capital.  “Due to property partnerships” represents the unfunded portion of those capital commitments (see Note 15).

See Note 21 regarding the foreclosure of two tax credit properties and the resulting loss.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

F.  Mortgage Loans Held for Investment

The High-Yield Debt Fund Partnership invests in various types of loans.  Information regarding these loans is presented in the table below:

(dollars in thousands)	Carrying Value(1)	Allocation by Product Type	Yield(2)
March 31, 2009 Product Type:
Bridge loans, variable rate	$2,333	1.2%	4.26%
Bridge loans, fixed rate	8,596	4.3	7.70
Subordinated notes, variable rate	66,087	33.4	5.56
Subordinated notes, fixed rate	14,279	7.3	7.74
Mezzanine loans, variable rate	43,631	22.0	3.79
Mezzanine loans, fixed rate	61,856	31.2	7.09
First mortgage, variable rate	1,266	0.6	4.75
Total/Average	$198,048	100.0%	5.88%
December 31, 2008 Product Type:
Bridge loans, variable rate	$3,308	1.6%	4.43%
Bridge loans, fixed rate	8,525	4.2	7.71
Subordinated notes, variable rate	65,364	32.6	5.59
Subordinated notes, fixed rate	14,191	7.1	7.74
Mezzanine loans, variable rate	46,116	23.0	3.47
Mezzanine loans, fixed rate	61,822	30.8	7.10
First mortgage, variable rate	1,285	0.7	5.50
Total/Average	$200,611	100.0%	5.75%
(1) Net of valuation allowance. (2) Represents the effective yield for loans as of the dates presented.

The carrying value of the portfolio reflects a valuation allowance for the impairment of certain loans due to deterioration of the operating performance of the underlying properties.

(in thousands)	Accreted Cost	Valuation Allowance	Carrying Value

March 31, 2009

Impaired loans	$112,475	$(101,494)	$10,981
Loans not impaired	187,067	--	187,067
Total	$299,542	$(101,494)	$198,048

December 31, 2008

Impaired loans	$112,381	$(98,244)	$14,137
Loans not impaired	186,474	--	186,474
Total	$298,855	$(98,244)	$200,611

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of the change in the valuation allowance were as follows:

(in thousands)

Balance at January 1, 2009	$98,244
Additions charged to statement of operations(1)	3,250
Direct charge offs net of recoveries	--
Balance at December 31, 2008	$101,494
(1) Included in “loss on impairment of assets of consolidated partnerships” (see Note 21).

NOTE 12 – Notes Payable

The table below provides the components of notes payable as of the dates presented:

(in thousands)	Interest Rate at March 31, 2009	March 31, 2009	December 31, 2008
Term loan(1)	9.75%	$47,857	$68,884
Revolving credit facility(1)	11.25	216,941	228,000
Mortgage Banking warehouse line	1.52	68,860	32,229
Multifamily ASAP plus facility	1.07	11,276	14,869
CMBS term loan	20.00	10,060	13,846
Other	--	233	233
Total		$355,227	$358,061
(1) Interest rate at period-end includes the impact of outstanding interest rate swap agreement (see Note 23).

As of March 31, 2009, we believe we were in compliance with the financial covenants required by our facilities.

NOTE 13 – Financing Arrangements and Secured Financing

The table below provides the components of financing arrangements and secured financing as of the dates presented:

(in thousands)	March 31, 2009	December 31, 2008
Freddie Mac secured financing	$398,177	$348,989
Bond securitizations	62,273	62,424
Total	$460,450	$411,413

Freddie Mac Secured Financing

The Freddie Mac secured financing liability relates to mortgage revenue bonds that we re-securitized with Freddie Mac but for which the transaction was not recognized as a sale.  The liability relates to bonds which are within our “effective control” and, therefore, we may remove the bond from the securitization even if we do not intend to do so.  Such “effective control” may result when a subsidiary controls the general partner of the underlying property partnership or may exercise the right to assume such control, or our role as servicer of the bonds would allow us to foreclose on a defaulted bond.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the first quarter of 2009, nine of these mortgage revenue bonds defaulted, providing us such “effective control”.  Although we do not intend to reacquire the bonds, we re-recognized them as assets (see Note 6) and recognized a corresponding liability.

NOTE 14 – Accounts Payable, Accrued Expenses and Other Liabilities

The table below provides the components of accounts payable, accrued expenses and other liabilities as of the dates presented:

(in thousands)	March 31, 2009	December 31, 2008
Deferred revenues	$63,657	$69,516
Transactions costs payable	30,414	30,414
Accounts payable	16,729	16,804
Interest rate swaps at fair value (Note 23)	34,145	40,525
Salaries and benefits payable	12,598	11,781
Distributions payable	2,094	2,094
Accrued fund organization and offering expenses	6,066	6,306
Accrued interest payable	4,542	4,712
Income tax reserves	2,514	2,484
Mortgage loan loss sharing reserve (Note 26)	13,116	13,116
Other	26,558	20,828
Total	$212,433	$218,580

Transaction Costs Payable

In connection with the December 2007 re-securitization transaction and the establishment of the Term Loan and Revolving Credit Facility, we incurred transaction costs that were not paid at the time of closing.  Under the terms of our Term Loan and Revolving Credit Facility amended in December 2008, we are limited to making $0.5 million payments to reduce this amount on each of June 30, 2009, December 31, 2009 and June 30, 2010.  Amounts outstanding for transaction costs payable bear interest at 11.00% as of March 31, 2009.  Beginning in June 2009, the creditor can convert the balance into our common shares.

NOTE 15 – Liabilities of Consolidated Partnerships

Financial information presented for March 31, 2009 for the Tax Credit Fund and Property Partnerships is as of December 31, 2008, the most recent date for which information is available.  Similarly, the financial information presented for December 31, 2008 for those partnerships is as of September 30, 2008. Information with respect to the CMBS Fund Partnerships and High-Yield Debt Fund Partnership is as of the dates shown.

The table below provides the components of liabilities of consolidated partnerships as of the dates presented:

	March 31, 2009			December 31, 2008
(in thousands)	Tax Credit Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total	Tax Credit Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total
Financing arrangements	$--	$1,121,475	$1,121,475	$--	$1,121,475	$1,121,475
Notes payable	280,276	295,000	575,276	377,730	295,000	672,730
Repurchase agreements	--	26,525	26,525	--	39,125	39,125
Due to property partnerships	407,375	--	407,375	577,160	--	577,160
Other liabilities	188,029	14,271	202,300	192,508	16,156	208,664
Total liabilities	$875,680	$1,457,271	$2,332,951	$1,147,398	$1,471,756	$2,619,154

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Changes in the balances since December 31, 2008, are due to transactions undertaken in the ordinary course of business.

Due to Property Partnerships

The liability reflects the unfunded portion of capital commitments made by Tax Credit Fund Partnerships to acquire equity investments in property partnerships (see Note 11).

NOTE 16 – Redeemable Securities

The table below provides the components of redeemable securities as of the dates presented:

(in thousands)	March 31, 2009			December 31, 2008
Series	Carrying Value	Number of Shares	Number of common shares if converted	Carrying Value	Number of Shares	Number of common shares if converted
Convertible Redeemable CRA Shares	$90,247	5,682	5,617	$89,273	5,682	5,617
Redeemable CRA Shares	4,709	271	--	4,668	271	--
Convertible Redeemable CRA Preferred Shares	50,517	1,060	1,916	50,291	1,060	1,916
Redeemable CRA Preferred Shares	53,094	1,100	--	52,774	1,100	--
11.0% Cumulative Convertible Preferred Shares	129,373	11,214	12,205	129,373	11,214	12,205
Total	$327,940	19,327	19,738	$326,379	19,327	19,738

A.  Redeemable CRA Shares

In 2007 and 2008, we entered into option agreements with most of our Convertible Community Reinvestment Act Preferred Shares (“Convertible CRA Shares”) shareholders and all 4.4% Cumulative Perpetual Convertible CRA Preferred shareholders.  The option agreements allow us to redeem the shares at their initial issuance prices, or otherwise for the shareholders to redeem the shares after specified dates at the same price.  The option agreements are not exercisable as long as there are dividends in arrears for preferred shares (see below).

Upon execution of these agreements, we reclassified the shares outside of permanent equity at fair value and subsequently, we amortize the difference between the fair value as of the execution date and the future redemption price.  The reclassification and amortization are recorded as charges to equity.  The charge to equity was $1.6 million for the three months ended March 31, 2009, compared to $11.9 million for the three months ended March 31, 2008.

B.  Dividends in Arrears

With the exception of dividends related to our Equity Issuer and REIT subsidiaries, under the Term Loan and Revolving Credit Facility (see Note 12), we are restricted from paying dividends on our shares.  As of March 31, 2009, dividends in arrears were $7.2 million for the 11.0% Cumulative Convertible Preferred Shares and $2.8 million for the Redeemable CRA Preferred Shares and Convertible Redeemable CRA Preferred Shares.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17 – Non-controlling Interests

The table below provides the components of non-controlling interests as of the dates presented:

(in thousands)	March 31, 2009	December 31, 2008

Limited partners interests in consolidated partnerships	$3,963,722	$3,876,467
Preferred shares of a subsidiary (not subject to mandatory repurchase)(1)	104,000	104,000
Convertible Special Common Units (“SCUs”) of a subsidiary; 13,131 outstanding in 2009 and 2008	54,536	64,318
Convertible Special Common Interests (“SCIs”) of a subsidiary; 268 outstanding in 2009 and 2008	2,479	2,611
Other(2)	7,873	8,151
Total	$4,132,610	$4,055,547

(1)   For detail of the terms of these securities (as well as Preferred shares of a subsidiary (subject to mandatory repurchase) refer to the 2008 Form 10-K.
(2)   “Other” non-controlling interests primarily represent the 10% interest in Centerline Financial Holdings, LLC, (“CFH”) owned by Natixis Capital Markets North America, Inc. (“Natixis”).

(Income) loss allocated to non-controlling interests, net of tax, was as follows:

	Three Months Ended March 31,
(in thousands)	2009	2008
Limited partners interests in consolidated partnerships	$293,740	$100,937
Preferred shares of a subsidiary (not subject to mandatory repurchase)	(1,556)	(1,556)
SCUs	9,074	9,933
SCIs	133	134
Other	133	90
Total	$301,524	$109,538

Redemptions

Holders of SCUs redeemed units as follows:

Three Months Ended March 31,	Number redeemed	Common shares issued	Cash paid
			(in thousands)
2008	166,120	166,120	$--

For any SCU redemptions, we also redeemed the special preferred voting shares related to the SCUs at their $0.01 per share redemption price.  There were no redemptions for the three months ended March 31, 2009.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18 – Comprehensive Loss

The table below provides the components of comprehensive loss as of the dates presented (net of tax):

	Three Months Ended March 31,
	2009			2008
(in thousands)	Total	Non-Controlling Interests	Centerline Holding Company	Total	Non-Controlling Interests	Centerline Holding Company
Net (loss) income	$(328,472)	$(301,524)	$(26,948)	$(131,177)	$(109,538)	$(21,639)
Net unrealized gain (loss) on interest rate derivatives:
Unrealized gain (loss) during the period	(6)	(5)	(1)	(27,585)	(18,128)	(9,457)
Reclassification adjustment to net loss	541	--	541	5,547	5,299	248
Net unrealized gain (loss) on available-for-sale securities:
Unrealized gain (loss) during the period	(56,145)	(41,207)	(14,938)	(457,427)	(443,039)	(14,388)
Reclassification adjustment to net loss	172,798	164,684	8,114	8,712	559	8,153
Net unrealized gain (loss) on equity investees, net of amounts allocated to minority interests	(3,419)	2,061	(5,480)	(24,700)	(249)	(24,451)

Net unrealized gain (loss) of non-controlling interests in excess of minority interest balances	--	--	--	--	123,704	(123,704)
	$(214,703)	$(175,991)	$(38,712)	$(626,630)	$(441,392)	$185,238

Accumulated other comprehensive loss was comprised of the following as of the dates presented (net of tax):

(in thousands)	March 31, 2009	December 31, 2008

Derivatives	$(9,923)	$(10,464)
Available-for-sale securities	(104,427)	(97,602)
Equity investments	(146,825)	(141,345)
Net unrealized loss allocated to non-controlling interests	(894,711)	(894,711)
Total	$(1,155,886)	$(1,144,122)

NOTE 19 – General and Administrative Expenses

The table below provides the components of general and administrative expenses for the periods presented:

	Three Months Ended March 31,
(in thousands)	2009	2008
Salaries and benefits	$19,028	$26,731
Other:
Professional fees	1,757	4,251
Tax Credit Fund origination and property acquisition	547	2,200
Rent expense	4,983	2,036
Bad debt reserves	2,420	500
Miscellaneous	5,903	8,184
Total	$34,638	$43,902

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 20 – Loss on Impairment of Assets

The table below provides the components of loss on impairment of assets for the periods presented:

	Three Months Ended March 31,
(in thousands)	2009	2008

Available-for-sale investments (see Note 6):
Series B Freddie Mac certificates	$8,549	$--
CMBS	6,592	--
Mortgage revenue bonds	--	6,832
Syndicated corporate debt	14	1,191
	$15,155	$8,023

A.  Series B Freddie Mac Certificates

Due to our expectation of increased severity of credit losses in the mortgage revenue bonds underlying the Series B Freddie Mac certificates, we reduced the projected cash flows we will receive over the life of the investment and, accordingly, recognized the resulting decrease in value as an impairment.

B.  CMBS

During the first quarter of 2009, we recognized a $6.6 million other-than-temporary impairment related to CMBS investments we hold in this group for our own account.  The impairment was due to expected increases in credit defaults in the associated CMBS trust.

C.  Mortgage Revenue Bonds

In March 2008, we reached an agreement to sell two mortgage revenue bonds in the second quarter of 2008, resulting in impairment charges of $6.3 million, representing the difference between the sales price and the carrying value for the two bonds. As the terms of the sale agreement indicated a permanent decline in the value of the investments, we recorded the loss as an impairment in the first quarter.  The remaining $0.5 million relates to one bond which resulted from substandard performance at the underlying property.

D.  Syndicated Corporate Debt

In 2008 and 2009, we recognized impairment charges for syndicated corporate debt investments due to market fluctuations for the securities for which we concluded that the declines in fair value were other-than-temporary because of our intent to sell the investments.  Most were sold in 2008.

NOTE 21 – Revenues and Expenses of Consolidated Partnerships

Financial information presented for the three months ended March 31, 2009 and 2008, for the Tax Credit Fund and Property Partnerships represents actual results for the three months ended December 31, 2008 and 2007, respectively, the most recent date for which information was available.  Information with respect to the CMBS Fund Partnerships and High-Yield Debt Fund Partnership is for the periods shown.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below provides the components of revenue and expenses of consolidated partnerships for the periods presented:

	Three Months Ended March 31,
	2009			2008
(in thousands)	Tax Credit Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total	Tax Credit Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total
Interest income	$1,599	$58,882	$60,481	$2,984	$67,152	$70,136
Rental income	16,922	--	16,922	16,989	--	16,989
Other	1,746	111	1,857	1,550	92	1,642
Total revenues	$20,267	$58,993	$79,260	$21,523	$67,244	$88,767
Interest expense	$1,954	$27,816	$29,770	$3,024	$31,868	$34,892
Loss on impairment of assets	--	176,604	176,604	--	688	688
Asset management fees	8,230	--	8,230	8,092	--	8,092
Property operating expenses	7,002	--	7,002	6,857	--	6,857
General and administrative expenses	8,042	768	8,810	5,594	415	6,009
Depreciation and amortization	10,224	1,763	11,987	7,282	2,244	9,526
Other (recoveries) expenses	(1,199)	--	(1,199)	1,374	--	1,374
Subtotal	32,299	2,531	34,830	29,199	2,659	31,858
Total expenses	$34,253	$206,951	$241,204	$32,223	$35,215	$67,438
Other losses from consolidated partnerships, net	$115,839	$--	$115,839	$94,113	$--	$94,113

During the first quarter of 2009, one of the Tax Credit Fund Partnerships recognized a loss when two properties in which it had limited partner equity investments were foreclosed upon.  The loss, totaling $30.0 million, is included in “Other losses from consolidated partnerships” and was allocated entirely to the third-party investor in the Tax Credit Fund Partnership.

The table below provides the components of loss on impairment of assets of the consolidated partnerships for the periods presented:

	Three Months Ended March 31,
(in thousands)	2009	2008

Available-for-sale investments:
Retained CMBS certificates	$13	$688
CMBS	98,567	--
CDO debt and equity	74,774	--
Mortgage loans held for investment	3,250	--
Total	$176,604	$688

NOTE 22 – Earnings per Share

In accordance with FSP EITF 03-6-1, all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered to participate in undistributed earnings with common shareholders.  Because the awards are considered participating securities, they are included as a separate class in our calculation of EPS.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The calculation of basic and diluted net loss per share is as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2009	2008

Numerator:
Net loss attributable to Centerline Holding Company shareholders	$(26,948)	$(21,639)
Preferred dividends(1)	(5,013)	(4,036)
Dividends for participating securities	--	(1,240)
Undistributed loss attributable to Centerline Holding Company shareholders	(31,961)	(26,915)
Effect of redeemable share conversions	(1,562)	(11,920)
Net loss attributable to Centerline Holding Company shareholders used for EPS calculations	$(33,523)	$(38,835)
Denominator:
Weighted average shares outstanding
Basic	53,654	51,864
Effect of dilutive shares(2)	--	--
Diluted	53,654	51,864
Calculation of EPS:
Net loss attributable to Centerline Holding Company shareholders as computed above	$(33,523)	$(38,835)
Weighted average shares outstanding – basic and diluted	53,654	51,864
Net loss per share attributable to Centerline Holding Company shareholders – basic	$(0.62)	$(0.75)
(1) 2009 includes dividends in arrears. (2) There were no common share equivalents in either period.

NOTE 23 – Financial Risk Management and Derivatives

A. General

We are exposed to financial risks arising from both our business operations and economic conditions.  We seek to manage economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of our debt and by using derivatives to manage exposures caused by interest rate fluctuations.  We evaluate our interest rate risk on an ongoing basis to determine whether it would be advantageous to engage in any further derivative transactions.

As required by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”), we record all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  We may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or we elect not to apply hedge accounting under SFAS 133.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

B.  Derivative Positions

As of March 31, 2009, we held the following derivative positions:

•
Term Loan and Revolving Credit Facility Interest Rate Swap:  Our Term Loan and the Revolving Credit Facility (see Note 12) incur interest expense at variable rates, exposing us to interest rate risk.  We currently manage a portion of our interest rate risk resulting from the exposure to variable rates (benchmark rate) on our credit facility through the use of an interest rate swap indexed to LIBOR.  Under the swap agreement, for a specified period of time we are required to pay a fixed rate of interest on a specified notional amount to the transaction counterparty and we receive a floating rate of interest equivalent to the LIBOR index.  The swap outstanding at March 31, 2009, had a notional amount of $275.0 million, expires in August 2009 and has a fixed rate of 5.25%.  The average LIBOR rate was 0.46% in 2009 and 3.28% in 2008.  Until the fourth quarter of 2008, we accounted for this swap as a hedge; beginning in October 2008, we ceased applying hedge accounting to this interest rate swap and are amortizing into expense the unrealized loss in accumulated other comprehensive loss at that date until the swap’s end date in August 2009.

•
Developers of Properties:  As of March 31, 2009, we were party to 25 interest rate swap agreements with the developers of properties relating to certain mortgage revenue bonds we previously owned.  We entered into these swap agreements to effectively convert the fixed rate of interest (per the terms of the mortgage revenue bond) to a variable rate.  Under the terms of these agreements, we pay fixed interest rates equal to those of the related bonds and receive interest at a variable rate.  Since the December 2007 re-securitization transaction, these swaps (with the exception of one) are now deemed to be free-standing derivatives.  At March 31, 2009, these swaps had an aggregate notional amount of $256.8 million, a weighted average interest rate of 6.01% and a weighted average remaining term of 13.7 years.

•
Our Credit Risk Products group is party to an interest rate swap whereby we pay a variable rate of interest and receive interest at a fixed rate. We entered into this swap agreement as part of our business plan to expand our Credit Risk Products group.  At March 31, 2009, the swap had a notional amount of $9.5 million, with an interest rate of 3.83% and remaining term of 14.2 years.  Similar swap agreements were terminated in 2008.

We and certain of our consolidated partnerships also had interest rate swaps (some of which we had accounted for as hedges) and which we terminated in 2008.  The partnerships typically utilize short-term financing to acquire investments and ultimately replace that financing with longer term debt.  We and the partnerships had entered into those swap agreements to manage the interest rate risk associated with the planned debt issuances.

Quantitative information regarding the swaps to which we are or were a party (including those agreements on behalf of consolidated partnerships) is detailed in section C below. Quantitative information regarding the swaps to which consolidated partnerships were a party is detailed in section D below.

C.  Financial Statement Impact

Interest rate swaps in a net liability position (“out of the money”) are recorded in accounts payable, accrued expenses and other liabilities and those in a net asset position (“in the money”) are recorded in deferred costs and other assets.  None of the swaps were designated as hedges as of the dates presented.  The amounts recorded were as follows:

(in thousands)	March 31, 2009	December 31, 2008
Net liability position	$34,145	$40,525
Net asset position	764	1,307

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Presented below are amounts included in Interest expense in the Condensed Consolidated Statements of Operations related to the swaps described above:

	Three Months Ended March 31,
(in thousands)	2009	2008
Designated as hedges:
Interest payments	$--	$3,089
Interest receipts	--	(2,827)
Ineffectiveness	--	200
Subtotal	--	462

Not designated as hedges:
Interest payments	8,269	2,134
Interest receipts	(3,538)	(378)
Change in fair value of free-standing derivatives	(4,860)	8,948
Subtotal	(129)	10,704

Terminated swap contracts:
Loss reclassified from accumulated other comprehensive income	--	--
Included in interest expense	$(129)	$11,166

The amounts representing the effective portion of gains (losses), net for swaps designated as hedges were as follows:

	Three Months Ended March 31,
(in thousands)	2009	2008

Included in other comprehensive income	$--	$(4,493)

Accumulated other comprehensive loss includes the following amounts (exclusive of the tax impact) related to the swaps described above:

(in thousands)	March 31, 2009	December 31, 2008

Terminated cash flow hedges	$(9,019)	$(9,019)
Term Loan and Revolving Credit Facility Interest Rate Swap	$(1,627)	$(2,603)

We estimate that the entire $1.6 million of the net unrealized loss related to the Term Loan and Revolving Credit Facility Interest Rate Swap will be reclassified into interest expense within the next twelve months (as the swap is due to expire in August 2009).  The other comprehensive loss related to the terminated cash flow hedges is expected to be amortized into income beginning in 2012 at the time long term financing is expected to be secured.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

C.  Consolidated Partnerships

During 2008, all swaps to which consolidated partnership were a party were terminated.  The table below presents information regarding these swaps:

	Three Months Ended March 31,
(in thousands)	2009	2008
Terminated swap contracts:
(Gain) loss reclassified from accumulated other comprehensive income	$(10)	$5,610
Included in interest expense	$(10)	$5,610

Accumulated other comprehensive loss includes the following amounts related to the swaps described above:

(in thousands)	March 31, 2009	December 31, 2008

Terminated cash flow hedges	$(11,988)	$(11,978)

We estimate that $0.4 million of the net unrealized loss will be reclassified into interest expense within the next twelve months, while the remaining amount is expected to be amortized into income beginning in 2012 at the time long-term financing is expected to be secured.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 24 – Related Party Transactions

Investments in and Loans to Affiliates

The table below provides the components of investments in and advances to affiliates as of the dates presented:

(in thousands)	March 31, 2009	December 31, 2008
Loan to AMAC	$79,877	$79,877
Investment in AMAC common and preferred shares	12,195	12,195
Interest receivable on loan to AMAC	3,872	3,872
Fees receivable from AMAC	1,290	1,290
Subtotal	97,234	97,234
Cumulative equity losses and accumulated other comprehensive loss on investment in AMAC	(12,195)	(12,195)
Reserves on loan to AMAC, interest and fees receivable	(75,439)	(75,439)
Subtotal	9,600	9,600
Co-investment in consolidated CMBS and High-Yield Debt Fund Partnerships(1)	(55,187)	(55,953)
Co-investment in CUC	3,320	3,406
Due from partnerships, net	102,286	106,961
Fees receivable, net	628	3,060
Subtotal	60,647	67,074
Less: Eliminations(2)	(44,084)	(47,852)
Total	$16,563	$19,222

(1)  Represents the carrying amount of these co-investments, net of our share of accumulated other comprehensive loss.
(2)  For management purposes, we treat consolidated partnerships as equity investments in evaluating our results.  As we consolidate the funds, we eliminate the earnings for presentation in the condensed consolidated financial statements.

Impact to Statements of Operations

Our Condensed Consolidated Statements of Operations included the following amounts pertaining to related party transactions:

(in thousands)	Included in following line item on Condensed Consolidated Statements of Operations	Three Months Ended March 31,
		2009	2008
AMAC asset management fees, incentive management fees and expense reimbursements	Fee Income, Other Revenues	$--	$548
AMAC credit facility interest income	Interest Income	--	1,240
AMAC servicing fee income	Fee Income	75	89
Equity in loss of AMAC	Equity and Other (Loss) Income	--	(1,994)
Equity in loss of CUC	Equity and Other (Loss) Income	(11)	(52)
Expense for property management services provided by The Related Companies LP (“TRCLP”)	Other Expenses of Consolidated Partnerships	(1,430)	(1,137)

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 25 – Business Segments

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

As a measure of segment profitability, we are reporting net income in accordance with GAAP.  In prior periods, we reported “Adjusted Net Income” which excluded amortization of acquired intangible assets and amortization of acquisition-related share-based compensation.  In light of recent market events as described in Note 2, management concluded that net income is a more indicative measure of performance at this time.

	Three Months Ended March 31,
(in thousands)	2009	2008
Revenue
Affordable Housing	$30,806	$43,949
Commercial Real Estate	14,460	14,104
Portfolio Management	7,384	11,384
Credit Risk Products	1,131	2,249
Corporate	1,599	3,210
Consolidated Partnerships	79,260	88,767
Eliminations	(21,903)	(29,476)
Consolidated Revenues	$112,737	$134,187
Depreciation and Amortization
Affordable Housing	$2,817	$470
Commercial Real Estate	3,082	3,118
Portfolio Management	948	1,273
Credit Risk Products	7	36
Corporate	5,085	7,004
Consolidated Depreciation and Amortization	$11,939	$11,901
Depreciation and Amortization of Consolidated Partnerships	$11,987	$9,526
Net Income (Loss)
Affordable Housing	$(7,690)	$(195)
Commercial Real Estate	(5,124)	(3,881)
Portfolio Management	1,955	3,020
Credit Risk Products	(1,107)	(3,203)
Corporate	(14,608)	(17,250)
Consolidated Partnerships	(1,700)	7,364
Eliminations	1,325	(7,494)
Total Net Loss Attributable to Centerline Holding Company Shareholders	$(26,948)	$(21,639)

NOTE 26 – Commitments and Contingencies

A.  Property Partnerships

We have assumed the general partner interests in certain tax credit property partnerships from non-performing general partners as part of various settlement agreements.  We assumed these general partnership interests to preserve our investments in mortgage revenue bonds or the equity investments in lower tier partnerships on behalf of Tax Credit Funds that we manage.

We have hired qualified property managers for each of these partnerships and seek to sell the general partner interests when economically feasible.  During our holding period, however, we may need to support the property partnerships if they have not yet reached stabilization or we may choose to fund deficits as needed, to protect our interests.  The assets continue to be actively managed to minimize the necessary cash flow outlays and maximize the performance of each asset.  While the properties are performing as expected thus far in 2009, due to the uncertain nature of cash needs at these property partnerships, we cannot estimate how much may ultimately be advanced while we own the general partner and co-general partner interests.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In addition, we may advance funds to Tax Credit Fund Partnerships to allow them to make supplemental loans for property partnerships in which they invest.  These advances are then repaid to us from cash flows at the Tax Credit Fund Partnership level.  Under the terms of our Term Loan and Revolving Credit Facility, we are limited to a maximum of $72.8 million of advances (net of repayments) throughout 2009 and $85.6 million throughout 2010.

As of March 31, 2009, we had a $61.3 million receivable for advances as described above (see Note 24). Of this balance, $12.8 million has been reserved for as an allowance for bad debt.

B.  Forward Transactions

At March 31, 2009, our subsidiaries had forward commitments under Fannie Mae and Freddie Mac programs of $235.2 million for mortgages to be funded through October 2010 (of which $189.4 million will be funded in the remainder of 2009), and each lending commitment has an associated sale commitment to either Fannie Mae or Freddie Mac.  In addition, those subsidiaries had commitments to sell mortgages that have already been funded.  As of March 31, 2009, the funded loans totaled $80.3 million and are included in “Investments – Other” as “Mortgage loans held for sale” on our Condensed Consolidated Balance Sheet.

C.  Mortgage Loan Loss Sharing Agreements

Pursuant to a master loss sharing agreement under the Fannie Mae Delegated Underwriting and Servicing (“DUS”) program, we assume responsibility for a portion of any loss that may result from borrower defaults, based on Fannie Mae loss sharing formulas.  At March 31, 2009, a significant proportion of our loans sold to Fannie Mae consisted of Level I loans, meaning, in most cases, that we are responsible for the first 5% of the unpaid principal balance and a portion of any additional losses to a maximum of 20% of the original principal balance; Fannie Mae bears any remaining loss.  Pursuant to this agreement, we are responsible for funding 100% of mortgagor delinquency (principal and interest) and servicing (taxes, insurance and foreclosure costs) advances until the amounts advanced exceed 5% of the unpaid principal balance at the date of default.  Thereafter, we may request interim loss sharing adjustments which allow us to fund 25% of such advances until final settlement under the agreement or until we reach the 20% maximum.

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

Our maximum exposure at March 31, 2009, pursuant to these agreements, was $954.5 million (representing what we would owe in accordance with the loss sharing percentages with Fannie Mae and Freddie Mac described above if every loan defaulted and losses were incurred in amounts equal to or greater than these levels for which we are responsible), although this amount is not indicative of our actual potential losses.  We maintain an allowance for loan losses for loans originated under these product lines at a level that, in management’s judgment, is adequate to provide for estimated losses.  At March 31, 2009, and December 31, 2008, that reserve was $13.1 million which represents our estimate of potential losses as of those dates.  The reserve is recorded in “Accounts payable, accrued expenses and other liabilities” on our Condensed Consolidated Balance Sheet.

As of March 31, 2009, we maintained collateral consisting of money market and short-term investments of $10.4 million and a money market account of $40,000, which is included in “restricted cash” on our Condensed Consolidated Balance Sheet, to satisfy the Fannie Mae collateral requirements of $10.4 million.

We are also required by the master agreement with Freddie Mac to provide collateral in the amount of 8% of the original principal balance as security for payment of the reimbursement obligation.  The collateral can include a combination of the net worth of one of our Mortgage Banking subsidiaries, a letter of credit and/or cash.  To help cover this collateral requirement, we have a letter of credit arrangement with Bank of America as a part of our Revolving Credit Facility (see Note 12).  At March 31, 2009, commitments under this agreement totaled $12.0 million.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

D.  Yield Transactions

We have entered several credit intermediation agreements with either Natixis or Merrill Lynch & Co., Inc. (“Merrill Lynch”) (each a “Primary Intermediator”) to provide agreed-upon rates of return to third-party investors for pools of multifamily properties to tax credit funds sponsored by a subsidiary.  In return, we have or will receive fees, generally at the start of each credit intermediation period.  There are a total of 19 outstanding agreements to provide the specified returns:

•	through the construction and lease-up phases of the properties;

•	for the period from the completion of the construction and lease-up phases through the operating phase of the properties; or

•	covering both periods.

Total potential exposure pursuant to these transactions is $1.4 billion, assuming the funds achieve no return whatsoever.  Of these totals, seven of the agreements (with $711.6 million of the potential exposure) are transacted by our bankruptcy remote subsidiary, Centerline Financial LLC (“Centerline Financial”) while the rest are transacted by another subsidiary, Centerline Capital Group Inc. (“CCG”).  Subsequent to March 31, 2009, we terminated one of these agreements, lowering our potential exposure by $134.1 million.

We have analyzed the expected operations of the underlying properties and believe there is no risk of loss at this time.  Should our analysis of risk of loss change in the future, a provision for possible losses might be required pursuant to FASB Statement No. 5, Accounting for Contingencies.  The fair value of these obligations, representing the deferral of the fee income over the obligation periods, was $31.1 million as of March 31, 2009.  This amount is included in “Deferred revenues” within “Accounts payable, accrued expense and other liabilities” on our Condensed Consolidated Balance Sheets.

As of March 31, 2009, we maintained collateral consisting of cash deposits of $67.2 million which is included in “Deferred costs and other assets, net” on our Condensed Consolidated Balance Sheets, to satisfy Merrill Lynch’s collateral requirements.

E.  Legal Contingencies

We are subject to routine litigation and administrative proceedings arising in the ordinary course of business.  In addition, we are party to the following actions:

Putative Class and Derivative Actions

In 2008, we and our trustees were named as defendants in 14 shareholder putative class and/or derivative actions arising out of our announcements in late 2007 that (i) we had taken steps to transition our business to more of a fund manager and in connection with such action intended to reduce the dividend payable on our common shares from that which had been paid in prior years and (ii) we had committed to sell and then sold the 11.0% Cumulative Convertible Preferred Shares (see Note 16) to an affiliate of TRCLP.  Six of these cases are putative class actions pending in federal court in New York that assert claims under the federal securities laws.  The other eight cases are primarily derivative actions, although some purport also to assert class claims, arising under state law.  Each of the actions is summarized below.

Federal Securities Cases

On January 18, 2008, the first of the federal securities putative class actions was filed against us and certain of our officers and trustees in the United States District Court for the Southern District of New York.  Thereafter, five other, essentially duplicative putative class actions were also filed in the same court.  The complaint in each case asserted that we and other defendants allegedly violated federal securities law by failing to disclose in a timely fashion our December 2007 transaction with Freddie Mac.  On May 5, 2008, the Court designated Centerline Investor Group, which is made up of several shareholders, as lead plaintiff for these cases.  Pursuant to the Court’s stipulation and order dated March 3, 2008, the lead plaintiff filed a consolidated complaint on July 7, 2008 in this action, In re Centerline Holding Company Securities Litigation, No. 08 CV 00505.  The consolidated complaint also alleges violations of the federal securities laws in connection with our announcement of the Freddie Mac transaction, changes to the Company’s business model, and the reduction in dividend guidance policy, and seeks an unspecified amount of compensatory damages and other relief on behalf of all persons or entities that purchased the common stock of Centerline Holding Company during the period March 12, 2007 through December 28, 2007.  The defendants in this action filed a motion to dismiss the consolidated complaint on October 27, 2008 and the motion was granted by U.S District Court Judge Shira Scheindlin on January 12, 2009.  Judge Scheindlin granted the plaintiff leave to replead, and the plaintiff filed an Amended Consolidated Complaint on March 13, 2009.  On April 30, 2009, the Defendants in this case filed a motion to dismiss the Amended Consolidated Complaint. The lead Plaintiff has until June 12, 2009 to file his opposition to Defendants' motion to dismiss. The Defendants have been given until June 30, 2009 to file their reply to any opposition motion filed by the Plaintiffs.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

On April 28, 2008, a consolidated amended verified complaint alleging breaches of fiduciary duties of loyalty, candor, due care, fair dealing, waste of corporate assets and unjust enrichment, was filed against us and our board of trustees in Carfagno v. Schnitzer et al., 08 CV 912 (SAS) and Broy v. Blau, 08 CV 1971 (SAS), pending in the U.S. District Court for the Southern District of New York.  The action is styled both as a derivative suit and as a class action on behalf of all holders of Centerline securities who qualified to purchase our 11.0% Preferred Shares pursuant to the rights offering but who did not do so.  Under the scheduling order adopted by the Court, fact discovery has been completed and defendants have filed a motion for summary judgment and the plaintiff has filed a reply brief.  However, in late March 2009, the plaintiffs and defendants reached a basis of settlement which would require a reduction in the rate payable on the 11.0% Convertible Preferred Shares held by TRCLP and its affiliates to 9.5% and an increase in the conversion price from $10.75 to $12.35.  A Stipulation of Settlement was filed with the U.S. District Court (SDNY) on April 8, 2009 and a fairness hearing for approval of the settlement has been scheduled for May 18, 2009.

A settlement with the plaintiff in the Off case based on the rights offering was negotiated, but on November 26, 2008, the Delaware Court of Chancery rejected the settlement and stayed any further proceedings in the action, pending resolution of the Carfagno case.  As a  result,  several  of  the  other  derivative  lawsuits that had  been voluntarily  stayed  by  the  plaintiffs, including the Kramer, Ciszerk and Kanter actions are  now  subject  to  various stipulations  deferring  further  activity  in  those  actions  until  a decision  on  the Stipulation of Settlement in Carfagno (described above)  or,  in  the case of Kastner and Kostecka,, pending further activity in the consolidated securities class action. The Carfagno Stipulation of Settlement is contingent upon the dismissal with prejudice of the overlapping Off and Ciszerk actions pending before the Delaware Court of Chancery.  Should the District Court find the Carfagno settlement to be fair, it will enter the Final Judgment approving the Settlement, which will become effective once the Delaware Court of Chancery dismisses the Off and Ciszerk matters with prejudice.  Upon entry of the Final Judgment by the District Court, defendants intend to move for dismissal in the Court of Chancery of the Off and Ciszerk matters with prejudice. A fairness hearing has been scheduled by the District Court for May 18, 2009.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In addition, the outside members of the Board of Trustees have received a letter from one of our purported shareholders demanding that they investigate potential claims against our officers and others arising out of the allegations asserted in the federal securities litigation.  The independent Trustees determined, at their meeting on March 11, 2009, to defer further consideration of the letter until after the District Court had decided the motion to dismiss the Amended Consolidated Complaint described above.

Other

On or about October 30, 2008, a complaint was filed in the District Court of Dallas County, Texas that names the Company, its subsidiaries and an affiliated fund as defendants.  The lawsuit is entitled Dallas/Glen Hills 2003 L.P., et al. v. Centerline Corporate Partners V, L.P., et al., Case No. 08-13801.  The complaint alleged claims for breach of contract and breach of fiduciary duty and sought unspecified amounts of actual damages, prejudgment interest, exemplary damages and attorneys’ fees.  The citation and complaint, however, were never served on any of the defendants.  On April 1, 2009, the plaintiffs voluntarily dismissed the action with prejudice in connection with the sale of the real property owned by Dallas/Glen Hills, L.P.

On or about March 11, 2009, a complaint was filed in the Supreme Court of Nassau County, New York that names CCG and other unrelated parties as defendants.  The lawsuit is entitled MASS OP LLC and MASS ONE LLC v. Principal Life Insurance Company, et al, Index No. 004457/2009.  The complaint alleges, among other claims, that Principal Life and its affiliates lent the plaintiffs an excessive amount of money and misrepresented the requirements of a securitized loan.  CCG was purportedly sued in its capacity as servicer of the loan, although it does not act in that capacity and one of its affiliates does.  Plaintiffs seek reformation of the loan reducing its principal amount and damages. Management believes that the suit is without merit as to the servicer and has sought dismissal with respect to all Centerline entities.  If the motion to dismiss is not approved, we will diligently defend this lawsuit.

F.  Other Contingent Liabilities

We have entered into several transactions pursuant to the terms of which we will provide credit support to construction lenders for project completion and Fannie Mae conversion.  In some instances, we have also agreed to acquire subordinated bonds to the extent the construction period bonds do not fully convert.  In some instances, we also provide payment, operating deficit, recapture and replacement reserve guarantees as business requirements for developers to obtain construction financing.  Our maximum aggregate exposure relating to these transactions was $171.8 million as of March 31, 2009 (although, to date, we have had minimal exposure to losses under these transactions and anticipate no material liquidity requirements in satisfaction of any guarantee issued).  The fair value of these obligations, representing the deferral of the fee income over the obligation periods, was $0.2 million as of March 31, 2009.  This amount is included in “Deferred revenues” within “Accounts payable, accrued expenses and other liabilities” on our Condensed Consolidated Balance Sheets.

Centerline Financial has entered into three credit intermediation agreements to provide for monthly principal and interest debt service payments for debt owed by property partnerships owned by third parties, only to the extent there is a shortfall in payment from the underlying property.  In return, we receive fees monthly based on a fixed rate until the expiration of the agreements which occur in 2009 and 2023.  Total potential exposure pursuant to these transactions is $44.0 million as well as monthly interest obligations, assuming the bonds default and cannot be sold.  The recourse upon default would be to acquire the bond and foreclose on the underlying property at which point the property would either be rehabilitated or sold.  The fair value of the obligations, representing the deferral of the fee income over the obligation period, was $1.1 million as of March 31, 2009.  This amount is included in “Deferred revenues” within “Accounts payable, accrued expenses and other liabilities” on our Condensed Consolidated Balance Sheets.

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

This MD&A contains forward-looking statements; please see page 87 for more information.

Significant components of the MD&A section include:	Page

SECTION 1 – Overview The overview section provides a summary of Centerline and our reportable business groups (as more fully discussed in Note 1 to the condensed consolidated financial statements). We also include a discussion of factors affecting our consolidated results of operations as well as items specific to each business group.	54

SECTION 2 – Consolidated Results of Operations The consolidated results of operations section provides an analysis of our results on a consolidated basis for the three months ended March 31, 2009, against the comparable prior year period. Significant subsections within this section are as follows:	54

Comparability of Results	54
Summary Consolidated Results	55
Revenues	56
Expenses	57
Other Items	60
Income Taxes	62
Accounting Changes	63
Inflation	63

SECTION 3 – Results by Group The results by segment section provides an analysis of our results on a reportable group basis for the three months ended March 31, 2009, against the comparable prior year period. We provide certain statistical information by segment and discuss known trends and uncertainties. Significant subsections within this section are as follows:	63

Affordable Housing	65
Commercial Real Estate	70
Portfolio Management	73
Credit Risk Products	75
Corporate	77
Consolidated Partnerships	78

SECTION 4 – Liquidity and Capital Resources The liquidity and capital resources section provides discussion of our ability to generate adequate amounts of cash to meet our current and future needs. Significant subsections within this section are as follows:	80

Liquidity	80
Cash Flows	81
Liquidity Requirements after March 31, 2009	82
Fair Value Disclosures	82
Capital Resources	85
Commitments and Contingencies	87

SECTION 5 – Forward Looking Statements	87

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

SECTION 1 – OVERVIEW

We provide real estate financial and asset management services, including institutional debt and equity fund management, mortgage banking, and primary and special loan servicing. We have more than $14.3 billion of assets under management.

Since 2007 the disruption in world-wide credit markets that began with the sub-prime crisis has been contagious, more recently impacting commercial real estate as well.  These disruptions have resulted in an unfavorable market characterized by lack of liquidity (particularly with respect to real estate finance), spread deterioration and drastically declining asset values.  In addition, we continue to be hampered by general economic conditions.  The market environment has depressed our asset values and limited our ability to grow our assets under management.  These factors have not only impacted our operating results, but also constrained our liquidity in the form of lower origination volumes and less frequent fund closings (which historically generated a large portion of our operating cash flows).

Further, our business is constrained by the terms of our Term Loan and Revolving Credit Facility and other debt agreements we put in place late last year.  Those terms include higher rates of interest, rapid amortization of the debt balances and limits on our ability to engage in certain types of transactions (such as certain types of fund originations) without lender approval.  The terms of these agreements, however, have eliminated the mark-to-market risk of some of our prior financing.  Since the amendment of these facilities in December 2008, we have improved our cash position and are actively focusing on stabilizing our balance sheet and more strictly managing our cash flows.  For a more detailed discussion, see Note 2 to the condensed consolidated financial statements and SECTION 4 – LIQUIDITY AND CAPITAL RESOURCES.

While our fund origination businesses are largely dormant due to these factors, we are actively pursuing business opportunities such as expansion of our Portfolio Management special servicing, the market for which we expect to grow during the current economic environment and the expansion of which does not require substantial capital.  We are also pursuing other opportunities, such as asset management for third-parties, while we simultaneously focus on reducing expenses to improve profitability, managing our current portfolio and managing our credit risk.

We refer to our segments as groups.  For a discussion of our four operating groups and two groups not involved in direct operations, see Note 1 to the condensed consolidated financial statements.  Significant operating and financial results for our operating groups are discussed under SECTION 3 – RESULTS BY GROUP.

SECTION 2 – CONSOLIDATED RESULTS OF OPERATIONS

Comparability of Results

In accordance with SFAS 160, net income or loss is now defined as the net result of total company operations, prior to allocation of income or loss to non-controlling interests.  As the Tax Credit Fund Partnerships (by design) always generate operating losses, we expect to record net losses for the foreseeable future as they represent a significant portion of our consolidated operations.

After allocation of income or loss to non-controlling interests, we recorded net losses allocable to Centerline shareholders for the 2009 and 2008 periods.  For the periods presented, we highlight in the table below those items, principally non-cash in nature, which impact the comparability of results from period to period. Such items are shown prior to any adjustment for tax and allocations to non-controlling interests:

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended March 31,
(dollars in thousands)	2009	2008

(Reduction)/increase to net income:
Asset impairments:
Series B Freddie Mac Certificates	$(8,549)	$--
CMBS	(6,592)	--
Mortgage revenue bonds	--	(6,832)
Syndicated corporate debt	(14)	(1,191)
AMAC:
Equity loss	--	(1,994)
Other items:
Impairment of tax credit partnership investments	(6,866)	--
Equity income reduction due to fund-level asset impairments	(8,363)	(93)
Change in fair value adjustments of free-standing derivatives	4,860	(9,148)
Severance costs	(708)	--
Losses associated with the December 2007 re-securitization transaction	--	(7,272)

Summary Consolidated Results

Our summary consolidated results of operations are presented below for the three months ended March 31, 2009 and 2008:

(dollars in thousands)	2009	% of Revenues	2008	% of Revenues	% Change
Revenues	$112,737	100.0%	$134,187	100.0%	(16.0)%
Expenses	321,075	284.8	163,137	121.6	96.8
Other items	(120,019)	(106.5)	(101,178)	(75.4)	(18.6)
Income tax provision	(115)	(0.1)	(1,049)	(0.8)	89.0
Net loss	(328,472)		(131,177)
Net loss attributable to non-controlling interests	301,524	267.5	109,538	81.6	175.3
Net loss attributable to Centerline Holding Company shareholders	$(26,948)	(23.9)%	$(21,639)	(16.1)%	(24.5)%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Revenues

The following table presents our revenues for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
(dollars in thousands)	2009	2008	% Change
Operating Groups Interest income	$18,013	$26,116	(31.0)%
Fee income	14,432	17,406	(17.1)
Other	1,032	1,898	(45.6)
Subtotal	33,477	45,420	(26.3)
Consolidated Partnerships Revenues of Tax Credit Fund and Property Partnerships	20,267	21,523	(5.8)
Revenues of CMBS and High-Yield Debt Fund Partnerships	58,993	67,244	(12.3)
Subtotal	79,260	88,767	(10.7)
Total revenues	$112,737	$134,187	(16.0)%

The reduction in revenues of our Operating Groups of $11.9 million was primarily due to the following:

•
$4.3 million reduction of interest income related to mortgage bonds re-securitized with Freddie Mac in December 2007 as we subsequently recognized the sale of certain bonds.  See further discussion in SECTION 3 – RESULTS BY GROUP - Affordable Housing;

•
$3.8 million reduction of interest income, primarily related to reduced servicing portfolio balances, a decline in the interest rates earned period over period and the absence in 2009 of interest from our loan to AMAC as it is developing a plan of liquidation; and

•
$3.0 million reduction of fee income. Lower Affordable Housing tax credit business fees, resulting from lower business volume, was partially offset by an increase in revenue earned in connection with the CDO collateral management agreement we entered into during 2008 and an increase in special servicing fees.

The decrease in revenues of Consolidated Partnerships is discussed in SECTION 3 – RESULTS BY GROUP - Consolidated Partnerships

Further detailed discussion of revenues is included in SECTION 3 – RESULTS BY GROUP of this MD&A.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Expenses

The following table presents our expenses for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
(dollars in thousands)	2009	2008	% Change

Operating Groups
General and administrative:
Salaries and benefits	$19,028	$26,731	(28.8)%
Other	15,610	17,171	(9.1)
Total G&A	34,638	43,902	(21.1)
Interest expense:
Borrowings and financings	13,415	27,149	(50.6)
Preferred shares of subsidiary	4,724	4,724	--
Depreciation and amortization	11,939	11,901	0.3
Loss on impairment of assets	15,155	8,023	88.9
Expenses – operating groups	79,871	95,699	(16.5)
Consolidated Partnerships
Interest expense:
Tax Credit Fund and Property Partnerships	1,954	3,024	(35.4)
CMBS and High-Yield Debt Fund Partnerships	27,816	31,868	(12.7)
	29,770	34,892	(14.7)
Loss on impairment of assets:
CMBS and High-Yield Debt Fund Partnerships	176,604	688	N/M
Other expenses:
Tax Credit Fund and Property Partnerships	32,299	29,199	10.6
CMBS and High-Yield Debt Fund Partnerships	2,531	2,659	(4.8)
	34,830	31,858	9.3
Expenses – consolidated partnerships	241,204	67,438	257.7
Total expenses	$321,075	$163,137	96.8%
N/M – Not meaningful.

General and Administrative – Salaries and Benefits

The decrease in salaries and benefits expense of $7.7 million is primarily attributable to the following items:

•	reduced salaries and benefits expense from reductions of personnel in April and November 2008;

•	$2.0 million of reduced bonus expense associated with lower profit expectations and lower headcount period over period; and

•
$2.3 million lower share-based compensation expense (including $1.4 million related to shares issued in connection with our acquisition of Centerline Investors I LLC in August 2006) as many of the shares have vested or were forfeited.

Partially offsetting these decreases was an increase in severance costs of $0.7 million in the 2009 period, primarily due to the departure of an executive officer.

We anticipate that our salary and benefit costs will stay steady for the foreseeable future as we have taken steps to align our cost structure with current market conditions.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Other General and Administrative

The decrease in other general and administrative expenses of $1.6 million is primarily attributable to the following items:

•	$2.5 million related to professional fees, particularly audit and consulting costs which were lower in 2009 due to a lower volume of business and associated transactions;

•	$1.7 million in fund origination expenses associated with our tax credit business (see corresponding decrease in revenue in the Affordable Housing segment discussion below);

•	a decrease in general legal costs associated with litigation commencing in the first quarter of 2008 (see Note 26 to the condensed consolidated financial statements);

•	$0.3 million decrease in broker commissions related to lower mortgage originations period over period; and

•	a reduction in overall expenses resulting from the reduction in staffing levels in April and November 2008.

Partially offsetting the decreases was an increase of $2.9 million in rent expense related to office space that we had planned as a new headquarters.  Although we do not expect to occupy the space, we are required to recognize the expense while we negotiate a termination of the lease.  The current period also reflects an increase of $1.9 million in reserves against advances made to our sponsored funds.

We continue to seek ways to reduce our general and administrative costs and do not expect to incur further legal costs associated with the litigation as we have reached tentative settlements and believe we are adequately covered by insurance.

Interest Expense

Borrowings and Financings

	Three Months Ended March 31.
(dollars in thousands)	2009	2008	% Change

Borrowings and financings:
Revolver and term loan interest	$5,384	$5,459	(1.4)%
Asset backed (warehouse) lines	670	2,088	(67.9)
Secured financing	5,832	8,208	(28.9)
Cash interest payments for derivatives, net	4,731	2,018	134.4
Non-cash impact of derivatives(1)	(4,860)	9,148	(153.1)
Other interest expense	1,658	228	627.2
Total	$13,415	$27,149	(50.6)
Average borrowing rate	7.08%	6.08%
Average borrowings	$757,290	$1,040,795	(27.2)%
Average LIBOR rate	0.46%	3.28%
Average SIFMA rate	0.58%	2.53%
Swap agreements – notional amount at March 31	$275,000	$275,000
(1) Represents the change in fair value of free-standing derivatives.

The decrease in interest expense was primarily due to the change in fair value of derivatives, and to a lesser extent, due to the lower amount of average debt outstanding.  A portion of the decrease resulted from the decline of Freddie Mac secured financing liabilities.  As this debt relates to re-securitized bonds that are not recognized as sold, the debt balance declined during 2008 when we recognized the sale of certain bonds and the debt was also reduced.  The change in expense therefore corresponds with the decline in mortgage revenue bond interest income described in Revenues above.  See further discussion in SECTION 3 – RESULTS BY GROUP- Affordable Housing.

Partially offsetting these factors, our average borrowing rate increased as compared to the 2008 period. Currently, our borrowings are typically based on LIBOR and, while the average LIBOR rate decreased compared to the 2008 period, we are subject to the fixed 5.25% LIBOR rate pursuant to the terms of the interest rate swap for our Term Loan and Revolving Credit Facility.  Additionally, due to the amended terms we entered into in December 2008 for those facilities, the weighted average spread above LIBOR was 2.72% higher in the 2009 period than in 2008. Lastly, we incur a higher rate of interest on the new Commercial Real Estate line entered into during the fourth quarter of 2008 as compared to the prior repurchase financing, although the new term loan does not subject us to the risk of margin calls.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Preferred Shares of Subsidiary

Interest expense associated with preferred shares of subsidiary represents dividends of Equity Issuer preferred shares that are subject to mandatory repurchase.  The preferred shares of Equity Issuer, including those not subject to mandatory repurchase (see Other Items - (Income)/Loss Allocations to Non-Controlling Interests below) entitle their holders to a claim on the cash flows of the Series A-1 Freddie Mac Certificates, and for economic purposes are defeased.  The expense recorded is offset by interest income of the Series A-1 Freddie Mac Certificates with terms that match the preferred shares.

Loss on Impairment of Assets

Loss on impairment of assets in 2009 primarily relates to losses on our Series B Freddie Mac Certificates and CMBS investments while the 2008 period includes impairment of mortgage revenue bonds.  See SECTION 3 - RESULTS BY GROUP – Affordable Housing and Commercial Real Estate for additional discussion.

Both periods also include impairment charges for syndicated corporate debt investments. See SECTION 3 - RESULTS BY GROUP – Credit Risk Products for additional discussion.

See also Note 20 of the condensed consolidated financial statements.

Consolidated Partnerships

Interest expense for Tax Credit Fund and Property Partnerships declined due to lower levels of debt in those partnerships resulting from collections of subscription receivables that allowed the funds to repay borrowings.

The decrease in the interest expense of the CMBS and High-Yield Debt Fund Partnerships is due to:

•	lower average outstanding balance on the repurchase agreements at the High-Yield Debt Fund Partnership, coupled with falling interest rates incurred on this debt; and

•	lower interest expense at the CMBS Fund Partnerships resulting from the termination of all interest rate swaps in late 2008.

Partially offsetting these decreases was a net increase in interest expense at one of the CMBS Fund Partnerships incurred on loans received from certain members of the fund, proceeds of which were used to repay all outstanding repurchase agreements and subscription line financing of the CMBS Fund Partnership and to repay other loans we had made to the Fund Partnership.  The debt incurs interest at a fixed rate of 14.0% which, while higher than the previous credit lines, does not subject the fund to mark-to-market risk.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Other Items

Equity and other income (loss)

	Three Months Ended March 31,
(dollars in thousands)	2009	2008	% Change
Equity and other income (loss):
Consolidated partnerships (1)	$(1,700)	$7,364	(123.1)%
AMAC	--	(1,994)	100.0
Other	(6,926)	99	N/M
Total equity and other income (loss)	(8,626)	5,469	(257.7)
Eliminations(1)	1,700	(7,364)	123.1
Equity and other income (loss) – as reported	$(6,926)	$(1,895)	(265.5)%

(1)   For management purposes, we treat consolidated partnerships as equity investments in evaluating our results.  As we consolidate the funds, we eliminate the earnings for presentation in the condensed consolidated financial statements.
N/M – Not meaningful.

Consolidated Partnerships

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

The majority of the decline in 2009 was due  to asset impairments at the fund level ($176.6 million, of which our share was $8.4 million), as compared to a much lower level in 2008 ($0.7 million, our share of  which was insignificant). See further discussion in Commercial Real Estate and Consolidated Partnership discussions in SECTION 3 – RESULTS BY GROUP of this MD&A.

AMAC

As AMAC is developing a plan of liquidation, we stopped recording equity losses related to its operations in the fourth quarter of 2008, but may have further losses if we do not recover the current estimate of $9.6 million on the loan we had provided to AMAC.

Other

Other equity and other income (loss) include income related to entities in which we invest but do not consolidate, such as our investments in tax advantaged investment vehicles similar to those we sponsor (which typically generate equity losses).

During the three months ended March 31, 2009, we recorded charges of $6.9 million to write down the value of equity interests in two tax credit property partnerships.  While we have historically sold these types of investments to Tax Credit Fund Partnerships for the amount of our equity investment, we expect to sell or dispose of these two equity interests for less than our basis in the second quarter of 2009.  We therefore recognized the other-than-temporary declines in value as equity losses.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Gain from repayment or sale of investments

(dollars in thousands)	2009	2008	% Change 2009 vs. 2008
Repayment or sale of:
Mortgage loans	$2,175	$2,358	(7.8)%
Mortgage revenue bonds and other	571	(7,528)	107.6
Gain from repayment or sale of investments, net	$2,746	$(5,170)	153.1%

Mortgage Loans

Gain on sale of mortgage loans relates both to premiums earned from sale of mortgage loans to Fannie Mae and Freddie Mac as well as gains we record in connection with recognizing mortgage servicing rights.  The decline is due to lower volume of mortgage originations in the current period.

Mortgage Revenue Bonds and Other

In 2009, we sold one mortgage revenue bond resulting in a gain of $0.4 million and received $0.2 million in repayments in excess of the carrying value for another against which we had previously recorded impairment charges.

The 2008 period includes:

•
incremental losses of $7.2 million associated with the re-securitization of our mortgage revenue bond portfolio in December 2007.  These losses primarily resulted from valuation adjustments for the stabilization escrow maintained for certain bonds (see Note 8 to the condensed consolidated financial statements).  Upon the final deposit of funds to the escrow, the difference between the cash deposit and its present value was recognized as a loss.  Similar to previous losses recognized with respect to the net present value adjustments to the escrow and the retained residual interests, offsets will be recognized over the lives of the instruments through accretion of the net present value adjustments;

•	a gain of $0.3 million relating to the sale of one mortgage revenue bond; and

•
losses of $0.5 million on the sale of syndicated corporate debt investments.  In periods prior to the sales, we had recognized declines in fair value as impairment of the investments (see Loss on Impairment of Assets above).  Most of our syndicated corporate debt investments were sold prior to December 31, 2008.

Other Losses from Consolidated Partnerships

(dollars in thousands)	2009	2008	% Change 2009 vs. 2008

Other losses from consolidated partnerships	$(115,839)	$(94,113)	(23.1)%

These other losses principally represent the equity losses that Tax Credit Fund Partnerships recognize in connection with their investments in non-consolidated tax credit property partnerships.  During the first quarter of 2009, one of the Tax Credit Fund Partnerships recognized a loss when two properties in which it had limited partner equity investments were foreclosed upon.  The loss, totaling $30.0 million, was allocated entirely to the third-party investor in the Tax Credit Fund Partnership (see Note 21 to the condensed consolidated financial statements).

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

(Income)/Loss Allocations to Non-Controlling Interests, Net

(Income) loss allocated to non-controlling interests, net of tax, was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2009	2008	% Change
Limited partners of consolidated partnerships	$293,740	$100,937	191.0%
Preferred shares of subsidiary	(1,556)	(1,556)	--
SCUs	9,074	9,933	(8.6)
SCIs	133	134	(0.7)
Other non-controlling interests	133	90	47.8
Net loss attributable to non-controlling interests, net	$301,524	$109,538	175.3%

The loss allocation to partners of consolidated partnerships represents the allocation of operating losses of Tax Credit Fund and Property Partnerships and the income or losses of CMBS Fund Partnerships and High-Yield Debt Fund Partnerships to outside investors which hold the majority ownership in these partnerships.  With respect to the Tax Credit Fund Partnerships and Tax Credit Property Partnerships, we have an insignificant equity interest or none at all.  With respect to the CMBS Fund and High-Yield Debt Fund Partnerships, we typically co-invest 5%, although some co-investments may be for a lesser or greater share.

The income allocation to SCUs and SCIs of subsidiaries represents the proportionate share of net income or loss attributable to holders of subsidiary equity as if they were converted to common shares.  Other non-controlling interests principally represent the portion of CFH owned by Natixis.

Income Taxes

The following tables detail the taxable and non-taxable components of our reported income (loss), for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
(dollars in thousands)	2009	% of Revenues	2008	% of Revenues	% Change
Loss subject to tax	$(15,617)	(13.9)%	$(14,671)	(10.9)%	6.4%
Income (loss) not subject to tax	$(312,740)	(277.4)%	$(115,457)	(86.0)%	170.9%
(Loss) income before income taxes	$(328,357)	(291.3)%	$(130,128)	(97.0)%	152.3%
Income tax provision	$115	(0.1)%	$1,049	(0.8)%	(89.0)%
Effective tax rate – consolidated basis	(0.04)%		(5.10)%
Effective tax rate for corporate subsidiaries subject to tax	(0.74)%		(7.15)%

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

We provide for income taxes for these corporate subsidiaries in accordance with FASB Statement No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

Management has determined that, in light of projected taxable losses in the corporate subsidiaries for the foreseeable future, any benefit from current losses and deferred tax assets will likely not be realized; hence a full valuation allowance has been recorded.

Despite the taxable loss, we recognized an income tax provision in the three months ended March 31, 2009 and 2008, principally due to state and local income taxes.

Accounting Changes

The adoption of SFAS 160 required us to reclassify balances related to non-controlling interests on the condensed consolidated balance sheet and to change the presentation of income and loss allocations to non-controlling interests, but did not otherwise impact our condensed consolidated financial statements.

Inflation

Inflation did not have a material effect on our results of operations for the periods presented.

SECTION 3 - RESULTS BY GROUP

The following table presents segment revenues, expenses and operating income for the periods ended March 31, 2009 and 2008 in accordance with GAAP.  Transactions between segments are accounted for as third-party arrangements for the purposes of presenting segment results of operations.  Typical intersegment eliminations include fees earned from Consolidated Partnerships, asset management fees earned by Portfolio Management with respect to assets held by our other segments and intercompany interest.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended March 31,
(dollars in thousands)	2009	2008	% Change
Revenues:
Affordable Housing	$30,806	$43,949	(29.9)%
Commercial Real Estate	14,460	14,104	2.5
Portfolio Management	7,384	11,384	(35.1)
Credit Risk Products	1,131	2,249	(49.7)
Corporate	1,599	3,210	(50.2)
Consolidated Partnerships	79,260	88,767	(10.7)
Eliminations	(21,903)	(29,476)	25.7
Total revenues	$112,737	$134,187	(16.0)%
Expenses:
Affordable Housing	$30,964	$36,403	(14.9)%
Commercial Real Estate	19,667	24,557	(19.9)
Portfolio Management	5,429	8,364	(35.1)
Credit Risk Products	2,359	5,017	(53.0)
Corporate	25,327	29,758	(14.9)
Consolidated Partnerships	258,861	88,227	193.4
Eliminations	(21,532)	(29,189)	26.2
Total expenses	$321,075	$163,137	96.8%
Other income (loss)(1):
Affordable Housing	$(5,975)	$(5,900)	(1.3)
Commercial Real Estate(2)	71	6,572	(98.9)
Credit Risk Products	--	(525)	100.0
Corporate	28	(5)	660.0
Consolidated Partnerships(1)	177,901	6,824	N/M
Eliminations	1,696	(7,207)	123.5
Total other income (loss)	$173,721	$(241)	N/M
Income (loss) before other allocations(1):
Affordable Housing	$(6,133)	$1,646	(472.6)
Commercial Real Estate	(5,136)	(3,881)	(32.3)
Portfolio Management	1,955	3,020	(35.3)
Credit Risk Products	(1,228)	(3,293)	62.7
Corporate	(23,700)	(26,553)	10.7
Consolidated Partnerships	(1,700)	7,364	(123.1)
Eliminations	1,325	(7,494)	117.7
Total (loss) income before other allocations	$(34,617)	$(29,191)	(18.6)
Net Income (Loss) attributable to Centerline Holding Company shareholders:
Affordable Housing	$(7,690)	$(195)	N/M
Commercial Real Estate	(5,124)	(3,881)	(32.0)%
Portfolio Management	1,955	3,020	(35.3)
Credit Risk Products	(1,107)	(3,203)	65.4
Corporate	(14,607)	(17,250)	15.3
Consolidated Partnerships	(1,700)	7,364	(123.1)
Eliminations	1,325	(7,494)	117.7
Total	$(26,948)	$(21,639)	(24.5)%

(1)	Includes income and losses allocated to limited partners of Consolidated Partnerships.
(2)	Includes equity income of CMBS Fund and High-Yield Debt Fund Partnerships as more fully described below.
N/M – Not meaningful.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Affordable Housing

The following factors impact comparability when evaluating the results of the Affordable Housing group:

•
The disruptions in the economy and credit markets have reduced the demand for tax credits, which has resulted in fewer tax credit fund originations during 2009, as compared to the prior year period.  During 2009 we raised $38.4 million of gross equity in one Tax Credit Fund, as compared to $100.9 million of gross equity raised in two Tax Credit Funds in the comparable 2008 period.

•
Beginning in the fourth quarter of 2008, the Affordable Housing group performs its own asset management services and thus fees, which averaged $2.7 million per quarter during 2008, are no longer paid to our Portfolio Management group for these services.

Revenues

A description of the revenue streams for our Affordable Housing operations can be found in our 2008 Form 10-K.

	Three Months Ended March 31,
(dollars in thousands)	2009	2008	% Change

Interest income:
Mortgage revenue bond interest income	$8,020	$12,262	(34.6)%
Other interest income	11,861	11,158	6.3
Fee income:
Fund sponsorship	9,400	18,718	(49.8)
Mortgage origination fees	195	362	(46.1)
Mortgage servicing fees	271	111	144.1
Other:
Expense reimbursements	783	980	(20.1)
Miscellaneous	276	358	(22.9)
Total revenues	$30,806	$43,949	(29.9)%

Interest income

Interest income earned from mortgage revenue bonds has declined due to the smaller average balance of bonds on the balance sheet period over period. At the time of the December 2007 Freddie Mac re-securitization transaction, certain bonds did not receive sale treatment for accounting purposes and thus we continued to recognize interest income related to these bonds during the first quarter of 2008.  Subsequent to the first quarter of 2008, the guarantees precluding sale treatment of 26 bonds (with an aggregate par value of $258.3 million) expired, and we recognized the bonds as sold, and thus have no comparative interest income related to these bonds in the 2009 period.

Of the bonds remaining, $518.8 million were also included in the re-securitization transaction, but as we control the general partner of the property partnership borrower (which we include in our Consolidated Partnerships), we could not reflect the transaction as a sale with respect to those bonds.

	Three Months Ended March 31,
(dollars in thousands)	2009	2008	% Change
Mortgage revenue bonds repaid or sold	$488	$15,173	(96.7)%
Average balance (fair value)	492,175	770,881	(36.2)
Weighted average yield	6.27%	6.27%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Other interest income includes the interest earned on retained interests from the 2007 re-securitization transaction (specifically the Series A-1 and Series B Freddie Mac Certificates).  The increase in revenue in the 2009 quarter is primarily a result of recognizing the income from the retained certificates following the recognized sale of the associated bonds (as described above).

Fund Sponsorship

Economic factors and the withdrawal of Fannie Mae and Freddie Mac from the investor base have reduced the demand for tax credits, resulting in fewer tax credit fund originations during 2009 as compared to the prior period.  Although the raising of tax credit funds is traditionally weighted to the fourth quarter, given the current demand in the market for tax credits, our current expectations are that total gross equity raised with respect to tax credit funds will be significantly less than historical levels until the economy stabilizes.

Management segregates such fees into categories based upon activity as provided in the table below.

	Three Months Ended March 31,
(dollars in thousands)	2009	2008	% Change
Fees based on equity invested
Property acquisition fees	$--	$6,454	(100.0)%
Organization, offering and acquisition allowance fees	202	3,101	(93.5)
Fees based on management of sponsored funds
Partnership management fees	2,759	2,759	--
Asset management fees	4,684	5,750	(18.5)
Other fee income	1,755	654	168.3
Total fee income	$9,400	$18,718	(49.8)%
Assets under management – Tax Credit Funds (balance at March 31)	$9,895,260	$9,795,332	1.0%
Equity raised by Tax Credit funds	$38,360	$100,902	(62.0)%
Equity invested by Tax Credit funds(1)	$38,360	$252,223	(84.8)%
(1) Excludes warehoused properties that have not yet closed into an investment fund.

Fees Based on Equity Invested

While we acquire properties on an ongoing basis throughout the year, we do not recognize property acquisition fees until we place the property into a sponsored fund.  Therefore, a change in timing of a fund closure may impact the level of revenues we recognize in a given period.  Additionally, the type of funds originated (whether for a single investor, multiple investors or one with specified rates of return) can affect the level of revenues as the fee rate for each varies.  In addressing the impact of the current business environment on the operations of this group, we are currently only acquiring properties for which we have a specific “take-out” by way of sale to a fund and are determining fee structures for each fund on a specific basis.  The fees recognized in the first quarter of 2009 reflect these situational business changes while the first quarter of 2008 results reflect the carryover of fund activity conducted in late 2007.

Fees Based on Management of Sponsored Funds

We collect partnership management fees at the time a fund closes and recognize them over the first five years of the fund’s life.  Due to the expiration of the five-year service period for certain funds (and the absence of new funds), these fees began to stabilize during the fourth quarter of 2008 and will decrease throughout 2009 and future years in the absence of new funds.

The decrease in asset management fees in 2009 was primarily related to a reduction in the cash reserve balances of certain funds, causing an uncertainty as to the collectability of fees for these funds.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Other Fee Income

Other fee income includes construction service fees, administration fees, credit intermediation fees and bond acquisition fees.  With the exception of credit intermediation fees, these other fee items have generally decreased due to lower mortgage revenue bond originations on which these fees are based.  For the remainder of the calendar year, we do not anticipate the acquisition of any additional mortgage revenue bonds.

Since mid-2006, the Affordable Housing Group no longer provides credit intermediation for new funds (as credit intermediation of new funds is provided by and fees are earned directly by our Credit Risk Products Group).  This group continues to recognize fees for transactions prior to mid-2006; however this fee stream continues to decline as amortization ends for fees related to older transactions.  In the first quarter of 2009, however, there was a true-up receipt related to a legacy fund which resulted in an increase in credit intermediation fees for the period.

Mortgage Origination and Servicing Fees

Affordable multi-family mortgage originations for the three months ended March 31, 2009 and 2008 are broken down as follows:

(dollars in thousands)	2009		2008	% Change 2009 vs. 2008

Total mortgage origination activity(1)	$3,905		$43,905
Mortgages originated in prior periods and sold during the period	12,718		8,062
Less: mortgages originated but not yet sold(2)	--		--
Total mortgage origination activity recognized for GAAP and for which revenue is recognized	$16,623		$51,967	(68.0)%
		% of Total		% of Total
Fannie Mae	$16,623	100.0%	$--	--%
Freddie Mac	--	--	51,967	100.0
Total	$16,623	100.0%	$51,967	100.0%
(1) Includes all mortgages funded during the period. (2) Included in Other Investments – mortgage loans held for sale.

(dollars in thousands)	2009	2008	% Change 2009 vs. 2008

Primary servicing portfolio at March 31	$322,366	$181,190	77.9%
Carrying value of MSRs	$3,535	$2,423	45.9%

Affordable multi-family mortgage originations decreased period over period as a result of stagnation in credit markets and origination fees decreased accordingly.

Mortgage servicing fees increased in the current period due to an increase in the servicing portfolio period over period.

Other Revenues

Expense reimbursements and miscellaneous revenues fluctuate with the growth of the number of funds we manage and their cash flows.  The decrease in 2009 versus 2008 is primarily due to lower cash flows of these entities as compared to the prior period.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Expenses

	Three Months Ended March 31,
(dollars in thousands)	2009	2008	% Change
General and administrative	$8,989	$12,653	(29.0)%
Interest expense:
Borrowings and financings	5,885	11,724	(49.8)
Preferred shares of subsidiary	4,724	4,724	--
Depreciation and amortization	2,817	470	499.4
Impairment of assets	8,549	6,832	25.1
Total expenses	$30,964	$36,403	(14.9)%
Average borrowing rate	5.50%	6.03%
Average SIFMA rate	0.58%	2.53%

General and Administrative

The decrease in general and administrative expenses in both periods is attributable to:

•
$2.7 million decrease in asset management and loan servicing fees year over year. Beginning in the fourth quarter of 2008, the Affordable Housing group performs its own asset management services and thus no further fees will be paid to our Portfolio Management group for these services;

•	$1.7 million reduction of salaries and benefits expense resulting from a reduction in personnel; and

•	$1.6 million decrease in tax credit acquisition costs due to the lower volume of fund closings.

Partially offsetting these decreases was a $2.0 million increase in reserves against advances made to our sponsored funds as the amounts may not be collectible.

Interest Expense

The decrease in interest expense is primarily attributable to:

•
$4.2 million decrease in derivative expense related to favorable changes in the fair value of free-standing derivatives.  These derivatives are interest rate swap agreements with the developers of properties underlying certain mortgage revenue bonds we previously owned (see Note 23 to the condensed consolidated financial statements); and

•
$2.7 million decrease in interest expense on the Freddie Mac secured financing liability relating to mortgage revenue bonds re-securitized but for which the transaction was not recognized as a sale for accounting purposes (see Note 13 to the condensed consolidated financial statements).  The decrease was the result of additional bonds qualifying for sale treatment subsequent to the first quarter of 2008 and the resulting de-recognition of the secured financing liability.  The change corresponds with the decrease in mortgage revenue bond interest income described under Revenues above.

Partially offsetting these decreases was a net increase in cash payments related to the free-standing derivatives mentioned above.  Under these agreements, we pay fixed interest rates and receive interest at a variable rate (see Note 23 to the condensed consolidated financial statements) and therefore we have paid additional interest payments in the 2009 period as variable interest rates have decreased period over period.

Depreciation and Amortization

The increase in 2009 was due to the change in the amortization life (effective January 1, 2009) of deferred financing costs related to a change in the estimated retirement date of certain mandatorily redeemable instruments in this segment.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Impairment of Assets

Loss on impairment of assets in 2009 relates to losses on our Series B Freddie Mac Certificates. Due to our expectation of increased severity of credit losses in the mortgage revenue bonds underlying the Series B Freddie Mac certificates, we reduced the projected cash flows we will receive over the life of the investment and, accordingly, recognized the resulting decrease in value as an impairment.

In the first quarter of 2008, we reached an agreement to sell two mortgage revenue bonds in the second quarter of 2008, resulting in impairment charges of $6.3 million, representing the difference between the estimated sales price and the carrying value for the two bonds. As the terms of the sale agreement indicated a permanent decline in the value of the investments, we recorded the loss as an impairment in the first quarter.  The remaining $0.5 million relates to one bond which resulted from substandard performance at the underlying property.

Other (loss) income

	Three Months Ended March 31,
(dollars in thousands)	2009	2008	% Change
Equity and other (loss) income	$(6,915)	$152	N/M
Gain (loss) from repayment or sales of investments, net	940	(6,052)	115.5%
Total other loss	$(5,975)	$(5,900)	(1.3)%
N/M – Not meaningful.

Equity and Other (Loss) Income

During the three months ended March 31, 2009, we recorded charges of $6.9 million to write down the value of equity interest in two tax credit property partnerships.  While we normally sell the equity interests into sponsored funds at our cost basis, we do not expect to recover the costs of these investments.

Gain (Loss) from Repayment or Sales of Investments, Net

The 2008 period includes $7.2 million of incremental losses associated with the 2007 re-securitization transaction.

The above items are discussed under “Other Income (Loss)” in SECTION 1 – CONSOLIDATED RESULTS.

These amounts also include premiums earned from sale of affordable housing mortgage loans to Fannie Mae and Freddie Mac as well as gains we record in connection with recognizing mortgage servicing rights.  The 2009 amount related to these items is $0.4 million as compared to $1.0 million in the 2008 period, and the related principal balance of the loans originated was $16.6 million in the 2009 period as compared to $52.0 million in the 2008 period.

Profitability

	Three Months Ended March 31,
(dollars in thousands)	2009	2008	% Change
Income (loss) before other allocations	$(6,133)	$1,646	(472.6)
Net loss	(7,690)	(195)	N/M
N/M – Not meaningful.

The change in income (loss) before other allocations reflects the revenues and expense changes discussed above.  Incremental costs incorporated in net loss include the impact of taxes and allocations to the preferred shares of subsidiaries.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Commercial Real Estate

The following factors impact comparability when evaluating the results of the Commercial Real Estate group:

•
Our CMBS investments, whether held by our funds or for our own account, have experienced a significant decline in fair value.  We continue to believe that a majority of such declines are due to market dislocation and are not necessarily reflective of the credit quality of the underlying assets (see Fair Value Disclosures discussion in SECTION 4 – LIQUIDITY AND CAPITAL RESOURCES beginning on page 82).  In addition, our strategy with CMBS investments is long-term in nature and we have the intent and ability to hold these assets until market conditions improve allowing time for the asset values to recover.

•
For the three months ended March 31, 2009, our proportionate share of impairment charges recognized by the CMBS Fund Partnerships and the High-Yield Debt Fund Partnership was $8.4 million (as compared to $0.1 million in the first quarter of 2008).

•
As part of an agreement with Nomura, in 2008 we began to act as collateral manager for two commercial real estate CDOs previously managed by Nomura and are managing a portfolio of assets that Nomura holds for its own account.

Revenues

A description of the revenue streams for our Commercial Real Estate operations can be found in our 2008 Form 10-K.  The following table does not include the earnings from managing CMBS and High-Yield Debt funds, which we receive in the form of equity allocations (see Other (loss) income - Equity and other (loss) income below).

	Three Months Ended March 31,
(dollars in thousands)	2009	2008	% Change
Interest income	$5,385	$5,742	(6.2)%
Fee income:
Mortgage origination fees	415	1,077	(61.5)
Mortgage servicing fees	4,785	4,908	(2.5)
Other fees:
CDO collateral management	1,919	246	680.1
Other fees	1,545	1,026	50.6
Other income:
Prepayment penalties	306	419	(27.0)
Other revenues	105	686	(84.7)
Total revenues	$14,460	$14,104	2.5%

Interest Income

The decrease in interest income was primarily attributable to:

•
$1.2 million of income in 2008 from our loan to AMAC with none recognized in 2009.  Due to the pending liquidation of AMAC, we stopped receiving interest payments in the third quarter of 2008 and do not anticipate future interest income from this loan; and

•
$1.0 million decrease in interest income earned on cash held at our mortgage banking subsidiaries due to falling interest rates (average rate of 0.2% in the current period as compared to 3.2% in the comparable prior year period).

Partially offsetting this decrease was a $1.7 million increase due to interest earned on CMBS and retained CMBS investments from periodic accretion differences in accordance with GAAP.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Mortgage Origination Fees

Origination fees decreased due to a lower level of originations period over period. The decrease in fees was less than the decrease in originations because we did not earn fees for a portion of the 2008 originations. Conventional multi-family mortgage originations for the three months ended March 31, are broken down as follows:

(dollars in thousands)	2009		2008	% Change 2009 vs. 2008

Total mortgage origination activity(1)	$117,332		$335,222
Mortgages originated in prior periods and sold during the period	34,507		83,642
Less: mortgages originated but not yet sold(2)	(80,065)		(227,232)
Total mortgage origination activity recognized for GAAP and for which revenue is recognized	$71,774		$191,632	(62.5)%
		% of Total		% of Total
Fannie Mae	$71,774	100.0%	$117,342	61.2%
Freddie Mac	--	--	63,290	33.0
Conduit and other	--	--	11,000	5.7
Total	$71,774	100.0%	$191,632	100.0%
(1) Includes all mortgages funded during the period. (2) Included in Other Investments – mortgage loans held for sale.

Conventional mortgage originations decreased period over period as a result of deterioration in market conditions occurring in the multifamily real estate sector toward the latter half of 2008 and into 2009.  This deterioration resulted in a significant decline in the volume of property acquisitions requiring financing, and changes to the underwriting and lending standards utilized by Fannie Mae and Freddie Mac, causing an overall reduction in activity.  Furthermore, the lack of Freddie Mac origination activity in the first quarter is due to changes that they made to their lending programs at the beginning of the year that resulted in Freddie Mac quotes not being competitive in the market.

We have not originated loans for a conduit lender or any other type of securitization program since the first quarter of 2008.

During the month of April 2009, we originated loans that have settled with Fannie Mae and Freddie Mac for approximately $61.8 million and have closed an additional $110.3 million of loans awaiting settlement.  During April 2008, we had $232.8 million of settled loans and $40.6 million of closed loans.

Mortgage Servicing Fees

	As of March 31,
(dollars in thousands)	2009	2008	% Change
Primary servicing mortgage portfolio	$8,478,739	$8,617,591	(1.6)%
Carrying value of MSRs	$57,879	$61,342	(5.6)%

The decrease in servicing fees is primarily due to the decline in the servicing portfolio.

Other Fees

CDO collateral management represents new revenue streams earned in connection with the CDO collateral management agreement we entered into during the first quarter of 2008.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

The increase in other fee income represents incentive fees we received in 2009 from the disposition of certain investments in a third-party commercial loan portfolio we began managing in 2008.

Other Revenues

The decrease in prepayment penalties over the three year period relates to a lower level of refinancing activity over the same period, primarily due to the difficulty in refinancing mortgages in the current credit environment.

Miscellaneous other revenue decreased primarily due to a reduction in expense reimbursement related to AMAC as a result of  its pending liquidation (no reimbursements in the current period as compared to $0.5 million in the comparable period).

Provided below is the detail of Commercial Real Estate assets under management (for which we earn fees) which grew significantly from the prior period principally as a result of the Nomura agreements described above.

	March 31,
(dollars in thousands)	2009	2008	% Change
CMBS funds(1)	$1,475.4	$1,475.4	--%
High-yield debt fund(1)	535.7	535.7	--
Joint venture equity funds(1)	179.4	221.6	(19.0)
CDO collateral management(2)	1,838.8	--	100.0
Third-Party commercial loan portfolio	444.9	--	100.0
Total	$4,474.2	$2,232.7	100.4%
(1) Figures represent committed and invested equity of the managed entities. (2) March 31, 2009 includes $392.0 million of assets we manage for AMAC for which we did not earn fees at March 31, 2008.

Expenses

	Three Months Ended March 31,
(dollars in thousands)	2009	2008	% Change
General and administrative	$9,215	$10,774	(14.5)%
Interest, net	778	10,665	(92.7)
Depreciation and amortization	3,082	3,118	(1.2)
Loss on impairment of assets	6,592	--	100.0
Total expenses	$19,667	$24,557	(19.9)%

General and Administrative

General and administrative expense decreased $0.5 million due to lower auditing fees incurred in 2008 and $0.4 million representing costs incurred in 2008 for a business initiative that was subsequently postponed.

Interest Expense

The three months ended March 31, 2008 include $8.7 million of non-cash loss representing the change in the fair value of derivatives.  There was no corresponding amount in 2009, as these swaps were terminated at the end of 2008. The remaining decrease is due to lower rates of interest incurred to warehouse mortgage loans prior to sale and lower origination volume.

Loss on Impairment of Assets

During the first quarter of 2009, we recognized a $6.6 million other-than-temporary impairment related to CMBS investments we hold in this group for our own account.  The impairment was due to expected increases in credit defaults in the associated CMBS trust.  There was no comparable impairment loss in the 2008 period.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Other (loss) income

	Three Months Ended March 31,
(dollars in thousands)	2009	2008	% Change
Equity and other (loss) income
AMAC	$--	$(1,994)	100.0%
Consolidated Partnerships	(1,698)	7,236	(123.5)
Other	(9)	(59)	84.7
Gain on sale or repayment of loans, net	1,778	1,389	28.0
Total other income	$71	$6,572	(98.9)%

Equity and other (loss) income

As AMAC is developing a plan of liquidation, we stopped recording equity losses related to its operations in the fourth quarter of 2008, but may have further losses if we do not recover the current estimate of $9.6 million on the loan we had provided to AMAC.

Also included is equity income from the CMBS Fund Partnerships and the High-Yield Debt Fund Partnership for which we act as general partner and own a portion of the funds at varying ownership percentages, generally 5%.  While the funds remain cash-flow-positive, their GAAP net income includes charges for other-than-temporary impairment of investments they hold.  The lower amount in 2009 includes our proportionate share ($8.4 million) of $176.6 million of asset impairment charges recognized at three of the CMBS Fund Partnerships and the High-Yield Debt Fund Partnership.  The comparable amount in 2008 was insignificant.  As the impairment charges reflect the expectation of future credit losses, they do not impact the equity allocations we receive to manage the funds although the amount of promote income in the future may be reduced if the anticipated credit losses come to pass in future periods.

Gain on sale or repayment of loans

Gain on sale or repayment of loans in this segment primarily relates both to premiums earned from sale of mortgage loans or mortgage backed securities to Fannie Mae and Freddie Mac as well as gains we record in connection with recognizing mortgage servicing rights.  While more loans were sold in 2008, the 2009 loans were for a higher principal amount, resulting in consistent gains period over period.

Partially offsetting the 2008 amount, is a $0.3 million loss on an investment held at Centerline Investors.

Profitability

	Three Months Ended March 31,
(dollars in thousands)	2009	2008	% Change
Loss before other allocations	$(5,136)	$(3,881)	(32.3)%
Net loss	(5,124)	(3,881)	(32.0)

The change in loss before other allocations and net loss reflects the revenues and expense changes discussed above.

Portfolio Management

The following factors impact comparability when evaluating the results of the Portfolio Management group:

•
Our primary loan servicing portfolio decreased to $21.4 billion, as compared to $27.5 billion at March 31, 2008, due principally to declining pre-securitization servicing that has been affected by the disruption in credit markets.

•	Our 2009 special servicing portfolio increased to $3.1 billion, as compared to $1.2 billion at March 31, 2008.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•
Beginning in the fourth quarter of 2008, the Affordable Housing group performs its own asset management services and thus no longer pays fees, which averaged $2.7 million per quarter in 2008, to the Portfolio Management group for such services.

Revenues

A description of the revenue streams for our Portfolio Management operations can be found in our 2008 Form 10-K.

	Three Months Ended March 31,
(dollars in thousands)	2009	2008	% Change
Interest income	$340	$2,491	(86.4)%
Fee income:
Asset management/servicing	3,830	6,739	(43.2)
Other fee income	3,166	1,937	63.4
Other	48	217	(77.9)
Total revenues	$7,384	$11,384	(35.1)%

	At March 31,
(dollars in thousands)	2009	2008
Primary Servicing Portfolio(1)	$21,420,101	$27,494,083	(22.1)%
Special Servicing Portfolio	3,072,803	1,181,814	160.0
Carrying value of MSRs	2,092	4,931	(57.6)
(1) Includes sub-servicing of the Commercial Real Estate servicing portfolio

Interest Income

Interest income in this segment is a function of the size of the servicing portfolio (and therefore the size of escrow accounts managed) and the rate that can be earned on those funds.  As securitization volume has declined substantially since the third quarter of 2007 throughout the credit markets, our servicing portfolio has decreased period over period as a result of the lower pre-securitization component of the portfolio. In addition, interest income decreased due to lower rates earned on the servicing escrow cash balances resulting from significant interest rate declines.

Fee income

The decrease in asset management/servicing fees is primarily due to the transfer of affordable housing servicing into our Affordable Housing group. As discussed above, beginning in October 2008, these services are being performed within Affordable Housing, resulting in a decrease of $2.7 million per quarter previously earned by this segment (see Affordable Housing discussion above).  Also contributing to the decrease is the decline in our servicing portfolio period over period, as discussed above.

The increase in other fee income is primarily attributable to a net increase in special servicing fees.  An increase in base fees (due to an increase in the special servicing portfolio period over period) and liquidation fees (due to the liquidation of a large special servicing loan in the first quarter of 2009) was partially offset by a decrease in assumption fees related to the special servicing portfolio (due to a drop of 38.6% in the number of assumptions period over period).

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Expenses

	Three Months Ended March 31,
(dollars in thousands)	2009	2008	% Change
General and administrative expenses	$4,481	$7,089	(36.8)%
Interest expense	--	2	(100.0)
Depreciation and amortization	948	1,273	(25.5)
Total expenses	$5,429	$8,364	(35.1)%

General and administrative

General and administrative expenses declined due to lower expenses associated with asset management services related to our Affordable Housing group which is now performed within that group as discussed above.

Depreciation and amortization

Depreciation and amortization expenses decreased as a result of lower amortization of mortgage servicing rights.  The majority of the mortgage servicing rights in this segment was recorded upon acquisition of this business in 2006 and certain of those assets were fully amortized during the first quarter of 2008.  Most of the remaining balance will be fully amortized prior to the end of 2009.

Profitability

	Three Months Ended March 31,
(dollars in thousands)	2009	2008	% Change
Income before other allocations	$1,955	$3,020	(35.3)%
Net income	1,955	3,020	(35.3)

The change in income (loss) before other allocations and net income reflects the revenues and expense changes discussed above.

Credit Risk Products

The following factors impact comparability when evaluating the results of the Credit Risk Products group:

•
Beginning in the fourth quarter of 2007, we began purchasing syndicated debt in anticipation of a future securitization transaction.  Principally as a result of market conditions, we did not purchase any additional syndicated corporate debt during 2008 and instead began liquidating our positions.  Most of the assets were sold at a loss by December 31, 2008 and the debt utilized to acquire the assets was repaid, reducing interest expense in this group.  We also eliminated the personnel associated with that portion of the business during the fourth quarter of 2008, lowering the group’s cost structure.

Our current outlook is that little, if any, new business will be carried out in our Credit Risk Products group in the near future, given current market conditions.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Revenues

A description of the revenue streams for our Credit Risk Products operations can be found in our 2008 Form 10-K.

	Three Months Ended March 31,
(dollars in thousands)	2009	2008	% Change
Interest income	$109	$964	(88.7)%
Credit intermediation fees	1,018	1,193	(14.7)
Other revenues	4	92	(95.7)
Total revenues	$1,131	$2,249	(49.7)%

Interest Income

Interest income on capital balances maintained at Centerline Financial decreased due to declines in interest rates period over period.  In addition, the 2008 period includes interest income from investments in syndicated corporate debt, the majority of which we sold prior to December 31, 2008.

Credit Intermediation Fees

The decrease in credit intermediation fees relates to fees earned on two agreements terminated in October 2008.  Another credit intermediation agreement was terminated subsequent to March 31, 2009.  As we are not currently entering into any new such agreements, we expect that this fee stream will continue to decline for the remainder of 2009.

Expenses

	Three Months Ended March 31,
(dollars in thousands)	2009	2008	% Change
General and administrative expenses	$1,823	$3,544	(48.6)%
Interest expense
Borrowings	45	428	(89.5)
Derivatives – fair value change	469	(182)	357.7
Depreciation and amortization	7	36	(80.6)
Impairment of assets	15	1,191	(98.7)
Total expenses	$2,359	$5,017	(53.0)%

General and administrative

General and administrative expenses decreased in the current quarter primarily due to:

•	$0.6 million reduction in professional fees paid to Natixis for advisory services. The agreement, which was in place during first quarter of 2008, was terminated in October 2008;

•	$0.4 million reduction in consulting and legal costs due to no new business activity in the first quarter of 2009 or planned business activity in the near future; and

•
$0.4 million net reduction in salaries and benefits expense (due to reduction in force in April and November 2008, partially offset by severance costs incurred in the first quarter of 2009 due to the departure of an executive officer in this group).

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Interest expense

Interest expense on borrowings decreased as the 2008 period included costs incurred in connection with the syndicated corporate debt warehouse line which was terminated in October 2008.  Change in fair value of derivatives in both periods relates to one interest rate swap with a third-party.

Impairment of assets

We recognized impairment charges in 2008 due to the declining value of syndicated corporate debt securities.  As we determined early in 2008 that we might not hold the investments until recovery, we concluded that the declines in fair value were other-than-temporary.  The majority of these investments were sold prior to December 31, 2008 and the 2009 charge relates to the remaining assets which we intend to sell.

Other (loss) income

	Three Months Ended March 31,
(dollars in thousands)	2009	2008	% Change
Loss on sale of assets	$--	$(525)	100.0%

In 2008, we sold syndicated corporate debt investments at a loss, and for which we had previously recorded impairment losses as described above. There is no comparable loss in the 2009 period as the majority of the investments in this segment were sold prior to December 31, 2008.

Profitability

	Three Months Ended March 31,
(dollars in thousands)	2009	2008	% Change
(Loss) income before other allocations	$(1,228)	$(3,293)	62.7%
Net loss	(1,107)	(3,203)	65.4

The change in income (loss) before other allocations reflects the revenues and expense changes discussed above.  Net loss includes the non-controlling interest allocation to Natixis.

Corporate

	Three Months Ended March 31,
(dollars in thousands)	2009	2008	% Change

General and administrative	$13,554	$16,284	(16.8)%
Interest expense	6,688	6,470	3.4
Depreciation and amortization	5,085	7,004	(27.4)
Total expenses	$25,327	$29,758	(14.9)%

Expenses in our Corporate Group include central business functions such as executive, finance and legal as well as costs related to general corporate debt.

General and Administrative

Other general and administrative expenses decreased by $2.7 million which primarily relates to:

•	$2.7 million decrease in salaries and benefits expense due to the reduction in personnel in April and November 2008;

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•	$1.8 million decrease in bonus expense due to the reduction in personnel and a reduction in profits; and

•	$0.9 million decrease in legal costs associated with litigation commencing in the first quarter of 2009 (see Note 26 to the condensed consolidated financial statements).

Partially offsetting these decreases was $3.0 million in rent expense in 2009 for office space planned as our new headquarters for which there was no comparable 2008 amount.  We are currently in negotiations with the landlord to terminate the lease.

Interest Expense

The increase in interest expense was primarily attributable to a $2.1 million net increase to cash interest related to our Term Loan and Revolving Credit Facility. A decrease in the average outstanding balance period over period was more than offset by an increase in the borrowing rate (due both to an increase in rates incurred pursuant to the December 2008 amended terms and the impact of our swap agreement related to these borrowings). See further discussion under “Interest Expense” in SECTION 1 – CONSOLIDATED RESULTS.

This increase was substantially offset by the change in fair value of our Term Loan and Revolving Credit Facility swap agreement.  Prior to the fourth quarter of 2008, we applied hedge accounting to the swap and changes in fair value were included in other comprehensive income.  After we ceased hedge accounting, the swap is treated as a free-standing derivative and changes in fair value are recorded in interest expense.

Depreciation and Amortization

The decrease in depreciation and amortization is principally due to the acceleration of leasehold improvement amortization in 2008 in anticipation of the intended relocation of our corporate headquarters and the write off of other offices that we closed.  Offsetting that decline was an increase in amortization of deferred financing costs related to the amendment of our credit facilities in December 2008.

Consolidated Partnerships

The results of Consolidated Partnerships reflect entities in which we have a substantive controlling general partner or managing member interest.  With respect to the Tax Credit Fund Partnerships and Tax Credit Property Partnerships, we have no equity interest or, in the case of 39 partnerships, an insignificant equity interest.  With respect to the CMBS Fund Partnerships and the High-Yield Fund Partnerships, we have ownership of between 5.0% and 25.0% and also receive additional equity income allocations as manager.

A summary of the impact the Consolidated Partnerships have on our Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended March 31,
	2009			2008
(in thousands)	Tax Credit Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total	Tax Credit Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total
Revenues	$20,267	$58,993	$79,260	$21,523	$67,244	$88,767
Interest expense	(1,954)	(27,816)	(29,770)	(3,024)	(31,868)	(34,892)
Loss on impairment of assets	--	(176,604)	(176,604)	--	(688)	(688)
Other expenses	(32,299)	(2,531)	(34,830)	(29,199)	(2,659)	(31,858)
Partnership expenses eliminated in consolidation	(16,768)	(889)	(17,657)	(20,724)	(65)	(20,789)
Loss on investments	(115,839)	--	(115,839)	(94,113)	--	(94,113)
Allocations to limited partners	146,591	147,149	293,740	125,665	(24,728)	100,937
Net impact	$(2)	$(1,698)	$(1,700)	$128	$7,236	$7,364

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

The net impact represents the equity income we earn on our co-investments which is included in net income (loss) allocated to our shareholders.  See SECTION 2 – CONSOLIDATED RESULTS OF OPERATIONS – Other Items.

The following table summarizes the number of Consolidated Partnerships at March 31:

	2009	2008
Tax Credit Fund Partnerships	134	132
Tax Credit Property Partnerships	51	55
CMBS Fund Partnerships	3	3
High-Yield Debt Fund Partnership	1	1

Tax Credit Fund Partnerships and Tax Credit Property Partnerships

The decrease in revenues is primarily due to a reduction in interest income of $1.4 million resulting from a decrease in interest rates.

Interest expense for Tax Credit Fund and Property Partnerships declined due to lower levels of debt in those partnerships resulting from collections of subscription receivables that allowed the funds to repay borrowings.

As third party investors hold virtually all of the equity interests in these entities, we allocate results of operations of these partnerships to such third party investors except for the amounts shown in the table above which represent our nominal ownership.

CMBS Fund Partnerships and High-Yield Debt Fund Partnership

The decrease in the revenues of the CMBS and High-Yield Debt Fund Partnerships is due to:

•	lower interest earned on variable-rate investments at the High-Yield Debt Fund Partnership (decrease of $1.5 million);

•
non-accrual of interest for certain mortgage loan investments of the High-Yield Debt Fund Partnership beginning in the third quarter of 2008  due to the uncertainty of collection (decrease of $1.9 million); non-accrual of interest income for certain CMBS structured investments held by the High-Yield Debt Fund Partnership due to uncertain collectability (decrease of $3.0 million); and

•	lower interest earned on cash and restricted cash balances (due to a significant drop in interest rates period over period).

The decrease in the interest expense of the consolidated partnerships is due to:

•	lower average outstanding balance on the repurchase agreements at the High-Yield Debt Fund Partnership, coupled with falling interest rates incurred on this debt; and

•	lower interest expense at the CMBS Fund Partnerships due to the termination of all interest rate swaps in late 2008.

Partially offsetting these decreases was a net increase in interest expense at one of the CMBS Fund Partnerships. In February 2008, one of the CMBS Fund Partnerships received loans of $295.0 million from certain members of the fund (excluding $22.3 million from us which is eliminated in consolidation).  The loans are for a two year term, subject to two one-year extensions upon approval of all lenders (excluding us) and bear interest at a fixed rate of 14.0% (and a portion may be paid-in-kind although the fund has paid all interest in cash to date).  Proceeds from the loan were used to repay all outstanding repurchase agreement and subscription line financing of the CMBS Fund Partnership and to repay other loans we had made to the Fund Partnership.

The 2009 results also reflect asset impairment charges with respect to investments in CMBS, retained CMBS certificates and mortgage loans held for investment of $176.6 million as compared to $0.7 million in the comparable 2008 period.  The impairments in the 2009 quarter were predominantly due to increasing default levels within the CMBS trusts and CDOs in which the funds invest.

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

While our operating cash flows have improved (see discussion under Cash Flows below), and we had cash liquidity of $21.2 million as of March 31, 2009, we are subject to external factors that constrain our business operations.  As our secured lenders sweep most of our available cash to repay our debt, we may not be able to fund new initiatives, co-investments in new funds or other growth strategies. Additionally, we have liabilities owed to non-secured lenders that we will need to satisfy when the terms of our senior debt are met.

Typically, we have funded our short-term business needs (including investments) primarily with cash provided by operations, securitization of investments, repurchase agreements and revolving or warehouse credit facilities.  Our primary sources of capital to meet long-term liquidity needs (including acquisitions) are debt and various types of equity offerings, including equity of our subsidiaries.  Recent economic events have limited these sources of liquidity in three key areas:

•
a significant decline in transaction related revenues, primarily due to fewer investors for our Affordable Housing and Commercial Real Estate funds as many of our earnings streams involve establishing and managing such funds.  The lack of investors is compounded by the absence of quality investments for which capital could be deployed;

•	a sharp decline in our common share price and the general environment for equity offerings have made obtaining equity capital extremely difficult; and

•	the lower level of financing available in the marketplace.

Turbulence in the credit markets that began in 2007 has led to decreased availability of many forms of financing.  Specifically, since mid-2007 we have experienced more constrained credit in the following areas:

•
for asset-backed financing (such as we use to fund Fannie Mae and Freddie Mac mortgage originations in our Commercial Real Estate and Affordable Housing groups), the capacity of our financing facilities has decreased while the cost of borrowing has increased.  In addition, we anticipate a further increase in the cost of funds and lower capacity upon renewal of the facility in the second quarter of 2009; and

•
for our Term Loan and Revolving Credit Facility, the terms include a higher rate of interest and more stringent covenants (including restrictions on funding new business opportunities and incurring any additional debt without lender approval) than had been the norm in prior periods. In addition, with the exception of dividends related to our Equity Issuer subsidiary and distributions from our REIT subsidiary, our Term Loan and Revolving Credit Facility prohibit us from paying common and preferred dividends.

•
Under the terms of our Term Loan and Revolving Credit Facility, we are required to utilize any excess cash available (as defined in the agreement)  to pay down the debt each quarter end, which creates capacity on the revolver that may be drawn upon for working capital purposes.  We were also required to generate specified levels of cash from sale or collection of certain non-core assets, although we satisfied this requirement prior to March 31, 2009. In addition, we were required to reduce the balance of the Term Loan to $39.0 million by July 15, 2009; as of April 30, 2009, we had already reduced it beyond that level.

Due to general market conditions and the resultant impact on our business, we were unable to make the required principal payments under the existing Term Loan and Revolving Credit Facility during the fourth quarter of 2008, and we amended the agreement in December 2008, which subjects us to the limitations described above.

Our ability to execute our business operations is dependent upon making required amortization payments on or refinancing our debt and improving liquidity. Management continues to actively pursue strategies to maintain and improve our liquidity, particularly during periods of market disruption.  Strategies we are pursuing include:

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•	increasing revenues by leveraging our operational expertise in the areas of mortgage originations, asset management and special servicing;

•	exploring financing alternatives for investments that are not pledged as security for asset-based borrowings (which is subject to lender approval);

•	instituting measures to reduce general and administrative expenses;

•	continuing to sell investments that do not meet our long-term investment criteria, and

•	exploring alternatives that would allow the release of cash in escrow associated with various historical transactions.

Our access to capital markets can be affected by factors outside our control, as discussed above.  In addition, with respect to both short- and long-term business needs, access to capital markets is impacted by market conditions and the short- and long-term debt ratings assigned by independent rating agencies.  As previously disclosed, we do not expect to continue obtaining ratings for Centerline Holding Company for the foreseeable future.

Through April 30, 2009, we repaid $55.8 million of the Term Loan and Revolving Credit Facility, of which $24.0 million created capacity on the Revolving Credit Facility that may be drawn upon at any time for working capital purposes and/or additional tax credit investments. Of the amount repaid, $5.7 million was realized from the collection or sale of non-core assets, fulfilling the amount we were required to repay in 2009 from such sources.  Also, as noted above, we had already reduced the Term Loan balance below $39.0 million, the level to which we were required to do so by July 15, 2009.

Notwithstanding current market conditions, management believes cash flows from operations, funds to be released from our stabilization escrow and future monetization of certain non-core assets are sufficient to sustain current operations and repay the required amounts due under the Term Loan agreement.  As of April 30, 2009, we had $24.0 million available to borrow under the Revolving Credit Facility.

Cash Flows

	Three Months Ended March 31,
(in thousands)	2009	2008
Cash flow from operating activities	$(27,322)	$(131,975)
Cash flow from investing activities	34,218	(87,727)
Cash flow from financing activities	(5,100)	192,153
Net change in cash	1,796	(27,549)

Operating Activities

Operating cash flows include the warehousing of mortgage loans that we originate and sell to Fannie Mae and Freddie Mac, each of which has an associated sale commitment that allows us to recoup the full amount expended.  Excluding these amounts from both years, operating cash flows were $5.6 million in the first quarter of 2009 as compared to $(20.1) million in the same quarter in 2008. The increase in operating cash flows was driven principally by lower working capital needs, more focused cash management and cost reduction initiatives.  The increase was partially offset by the reduction in business volume and the associated fee income we normally receive at the time we originate funds and mortgage loans.

Investing Activities

Positive investing cash flows in the first quarter of 2009 resulted in large part to releases of cash escrows while the 2008 quarter included large deposits into escrow accounts in connection with the re-securitization transaction in December 2007.  General economic conditions have also resulted in an overall reduction in investing activities while we have also sold non-core investments in the current period, in part to meet requirements of our Term Loan and Revolving Credit Facility.  Additionally, we are no longer acquiring partnership interests in tax credit properties without a stated take out.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Financing Activities

Financing cash flows in the first quarter of 2009 were lower than the 2008 quarter principally due to the issuance of our 11.0% Preferred shares in the first quarter of last year.  Additionally, the level of financing inflows will vary with the level of mortgage originations which also impacts operating cash flows as described above.  This category also reflects a lower level of distributions paid and a higher level of debt repayments in the 2009 period, both as required under our Term Loan and Revolving Credit Facility.  Excluding the financing of mortgage loan originations discussed in Operating Activities above, total debt repaid in the first quarter of 2009 was $35.9 million.

Liquidity Requirements after March 31, 2009

Equity distributions declared through March 31, 2009, which will be paid through April 15, 2009 are as follows:

(in thousands)
Equity Issuer Preferred shares	$6,282
Total	$6,282

Funding for distributions on the Equity Issuer Preferred shares is offset by an equal amount of income received from our investment in Series A-1 Freddie Mac Certificates.

We are in negotiations with the landlord of an office space into which we had intended to relocate our headquarters, with the intent to terminate the lease.  While any termination agreement may require a cash payment, we are currently unable to predict how much cash would be required or whether any cash payment would be necessary.  In addition, any cash payment would be subject to approval of the lenders of our Term Loan and Revolving Credit Facility.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way (see also Commitments and Contingencies below).

Fair Value Disclosures

In accordance with SFAS 157, we have categorized our assets and liabilities recorded at fair value into a three-level hierarchy based on the observability of the inputs to their valuations.  More information regarding the fair value hierarchy is provided in Note 3 to the condensed consolidated financial statements.

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

Many of our investments are currently illiquid.  For our core assets and assets within our Consolidated Partnership group, in most cases, we have the intent and ability to hold the investments until maturity or recovery, and it is more likely than not that we will not be required to sell the assets.  As such, the fair value presented, considering current market conditions, may diverge materially from the amounts that we will ultimately realize.  This is because the premise under GAAP is that assets generally should be valued on the basis of their current market value and, if no market exists, on a hypothetical market value, regardless of whether we plan to sell or would sell under market conditions such as those we are currently experiencing.  We have not historically sold investment assets in market transactions, but rather have held them until optional redemption dates or allowed early redemption in exchange for penalty fees we earn.

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

The fair value of these assets as required by GAAP may not represent the future value that we expect to realize on the settlement or maturity of these investments.  While the terms of the debt agreements that are secured by these assets or the expected liquidation of the funds that hold them require that we account for the investments as available-for-sale (and therefore record them as the GAAP fair value), we intend to hold these investments for a substantial period of time, most likely until maturity.

In addition, the broker quotes that we receive incorporate assumptions that imply severe default scenarios and discount rates that are significantly wider than the historical averages. While market expectations reflect likely increases in defaults and the lack of liquidity attendant to the uncertainties of the economic climate, we believe the market values predict a stressed reality which may not be reflective of the credit quality of the real estate portfolio that underlies many of our securities, but instead is reflective of the lack of liquidity in the marketplace.

The following table illustrates the percentage differential in values derived by varying the default and yield assumptions from those implicit in the third party broker quotes available.  On average, the assumptions implied in the aggregate valuations of our available-for sale securities (CMBS, retained CMBS certificates and CDO debt and equity), including both assets held for our own account and those within the CMBS Fund and High-Yield Debt Fund Partnerships are:

•	a 3.0% constant default rate (“CDR”) with a 30% severity of loss on default; and

•	a 90% yield to discount the cash flows

As a point of reference, the current average delinquent balance is 1.71% and our historical average loss severity is 19.4%.

For comparison purposes, the multiples below represent the change in the aggregate value of the investments assuming a 1.0% CDR and a 3.0% CDR, and with varying yield percentages used to discount the cash flows.  The loss severity for all values is assumed to be 30%.

	Multiple of Broker Quotes Assuming:
Yield Percentage	1.0% CDR		3.0% CDR

100%	1.10	x	0.94	x
90%	1.20	x	1.01	x(1)
80%	1.31	x	1.09	x
70%	1.46	x	1.20	x
60%	1.66	x	1.32	x
50%	1.95	x	1.49	x
40%	2.31	x	1.67	x
30%	3.03	x	2.03	x
20%	4.34	x	2.63	x
10%	7.08	x	3.79	x
(1) Value approximates the third party broker quotes available.

As defined in FAS 157, “Level 3” assets are those for which inputs to valuation are not observable in the marketplace and, therefore, require significant judgment in determining fair value. Provided below is the percentage of Level 3 assets as compared to total assets measured at fair value.  We had no Level 3 financial liabilities for the periods presented.  For additional information, see Note 3 to the condensed consolidated financial statements.  Discussion of the valuation techniques for Level 3 assets can be found in our 2008 Form 10-K.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

(in thousands)	March 31, 2009	December 31, 2008
Level 3 assets held for our own account:
Series A-1 Freddie Mac Certificates	$317,564	$335,047
Series B Freddie Mac Certificates	109,365	123,122
Mortgage revenue bonds	131,076	69,217
Retained CMBS certificates	6,600	7,313
CMBS	2,394	2,550
Goodwill(1)	248,978	248,978
Mortgage servicing rights(2)	63,506	65,599
Other intangible assets(1)	33,606	37,189
Level 3 assets held by Consolidated Partnerships:
CMBS	157,975	182,828
Retained CMBS certificates	10,034	9,867
CDO debt and equity	13,493	33,189
Total Level 3 assets	$1,094,591	$1,114,899
Level 3 assets as a percentage of total fair value assets	90.3%	92.4%
(1) Non-financial asset fair valued on a non-recurring basis. (2) Financial asset fair valued on a non-recurring basis.

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

We recorded the following impairments of Level 3 assets for the periods presented (see Notes 6, 11, 20 and 21 to the condensed consolidated financial statements):

	Three Months Ended March 31,
(in thousands)	2009	2008
Series B Freddie Mac certificates	$8,549	$--
CMBS	6,592	--
Mortgage revenue bonds	--	6,832
Subtotal (excluding Consolidated Partnerships)	15,141	6,832
CMBS (held by Consolidated Partnerships)	98,567	--
Retained CMBS certificates (held by Consolidated Partnerships)	13	688
CDO debt and equity (held by Consolidated Partnerships)	74,774	--
Total	$188,495	$7,520

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Capital Resources

Financing Obligations

The table below reflects our financing obligations at the dates presented:

			March 31, 2009
(in thousands)	March 31, 2009	December 31, 2008	Available to Borrow		Maximum Commitment
Credit Facilities:
Term loan	$47,857	$68,884	$--		$47,857
Termed-out portion of revolving credit facility	208,000	208,000	--	(1)	220,000
Revolving portion of revolving credit facility	8,941	20,000	16,059	(2)	25,000
Other Notes Payable:
Mortgage Banking warehouse line	68,860	32,229	N/A	(3)	150,000
Multifamily ASAP plus facility	11,276	14,869	N/A	(3)	N/A
CMBS term loan	10,060	13,846	N/A		10,060
Other	233	233	N/A		N/A
Financing Arrangements:
Bond securitizations	62,273	62,424	N/A		N/A
Subtotal	417,500	420,485	16,059
Freddie Mac Secured Financing(4)	398,177	348,989	N/A		N/A
Capital Structure (excluding Consolidated Partnerships)	815,677	769,474	16,059
Consolidated Partnerships	1,723,276	1,833,330	N/A		N/A
Total	$2,538,953	$2,602,804	$16,059

(1)   Availability reduced by $12.0 million for letters of credit.
(2)   As of April 30, 2009, the availability had increased to $24.0 million (see Liquidity above).
(3)   Borrowings under these facilities are limited to available assets to serve as collateral.
(4)   The secured financing liability relates to mortgage revenue bonds that we re-securitized with Freddie Mac but for which the transaction was not recognized as a sale (see Note 13 to the condensed consolidated financial statements).

Credit Facility

Our Term Loan and Revolving Credit Facility require us to maintain certain financial and other covenants (as defined in the credit agreement) including:

•	a minimum level of Consolidated Net Worth;

•	a minimum ratio of consolidated EBITDA to Fixed Charges;

•	a minimum ratio of Funded Debt to Consolidated EBITDA; and

•	certain limitations on distributions (including distributions to non-controlling interests).

As of March 31, 2009, we believe we were in compliance with all of these covenants.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Other Notes Payable

Other Notes Payable items primarily represent asset-backed financing arrangements, such as we use to fund agency mortgage originations in our Commercial Real Estate and Affordable Housing groups.

Consolidated Partnerships

The capital structure of our Consolidated Partnerships comprises debt facilities that are non-recourse to us, including:

•	four CDO financing arrangements of the CMBS Fund Partnerships;

•	notes payable by the Tax Credit Fund Partnerships collateralized either by the funds’ limited partners’ equity subscriptions or by the underlying investments of the funds;

•	repurchase agreements for the High-Yield Debt Fund Partnership; and

•	bridge loans extended to a CMBS Fund Partnership by its investors (including us).

Equity

Other than our common shares, we have several classes of equity outstanding, the carrying amounts of which are provided in the table below, with varying claims upon our income and cash flows:

(in thousands)	March 31, 2009	December 31, 2008
Mezzanine equity:
Redeemable CRA shares	$198,567	$197,006
11.0% Preferred shares	129,373	129,373
Centerline Holding Company equity:
CRA shares	2,952	3,144
Non-controlling interests:
Preferred shares of a subsidiary (not subject to mandatory repurchase)	104,000	104,000
Convertible SCUs	54,536	64,318
Convertible SCIs	2,479	2,611
Other	7,873	8,151

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Commitments and Contingencies

Off-Balance Sheet Arrangements

The following table reflects our maximum exposure and the carrying amounts as of March 31, 2009, for guarantees we and our subsidiaries have entered into and other contingent liabilities:

(in thousands)	Maximum Exposure	Carrying Amount
Tax Credit Fund credit intermediation(1)	$1,360,888	$31,086
Mortgage banking loss sharing agreements(2)	954,493	13,116
Credit support to developers(3)	171,836	241
Centerline Financial credit default swaps(4)	44,015	1,058
	$2,531,232	$45,501

(1)   These transactions were undertaken to expand our Affordable Housing business by offering specified rates of return to customers.  To date, we have had minimal exposure to losses and anticipate no material liquidity requirements in satisfaction of any arrangement.  The carrying values disclosed above relate to the fees we earn for the transactions, which we recognize as their fair values.
(2)   The loss sharing agreements with Fannie Mae and Freddie Mac are a normal part of the DUS and DUI lender programs and afford a higher level of fees than we earn for other comparable transactions.  The carrying value disclosed above is our estimate of potential exposure under the guarantees, although any funding requirements for such exposure is based on the contractual requirements of the underlying loans we sell to Fannie Mae and Freddie Mac, which vary as to amount and duration, up to  a maximum of 30 years.  The carrying value disclosed above represents the reserve we have recorded for potential losses under the agreements.
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
(4)   These transactions were undertaken to expand our Credit Risk Products business by offering credit intermediation to third-party customers.  To date, we have had minimal exposure to losses and anticipate no material liquidity requirements in satisfaction of any arrangement.  The carrying values disclosed above relate to the fees we earn for the transactions, which we recognize as their fair values.

The maximum exposure amount is not indicative of our expected losses under the guarantees.  For details of these transactions, see Note 26 to the condensed consolidated financial statements.

SECTION 5 – FORWARD LOOKING STATEMENTS

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

These risks are more fully described in our Form 10-K for the year ended December 31, 2008.  We caution you not to place undue reliance on these forward-looking statements, which reflect our view only as of the date of this report.  We are under no obligation (expressly disclaim any obligation to) update or alter any  forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions, or circumstances on which any such statement is based.

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

As of March 31, 2009, of the total amount of our liabilities labeled on our Condensed Consolidated Balance Sheets as “Financing Arrangements and Secured Financing” and “Notes Payable”, $152.7 million is variable rate debt not hedged via interest rate swap agreements.  We also have escrow balances of $412.2 million maintained by our Portfolio Management Group and we are entitled to the interest earned on those balances.  A 1.0% increase in interest rates would therefore result in a net increase of our annual pre-tax income by $1.6 million.

We manage this risk through the use of interest rate swaps as described in Note 23 to the condensed consolidated financial statements.  In addition, we manage our exposure by striving for diversification in our businesses, including analysis of our susceptibility to interest rate changes and by managing our leverage.

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

b)	Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ending March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We are subject to routine litigation and administrative proceedings arising in the ordinary course of business.  In addition, we are party to the following actions:

Putative Class and Derivative Actions

In 2008, we and our trustees were named as defendants in fourteen shareholder putative class and/or derivative actions arising out of our announcements in late 2007 that (i) we had taken steps to transition our business to more of a fund manager and in connection with such action intended to reduce the dividend payable on our common shares from that which had been paid in prior years and (ii) we had committed to sell and then sold the 11.0% Preferred Shares to an affiliate of TRCLP (see Note 16 to the condensed consolidated financial statements).  Six of these cases are putative class actions pending in federal court in New York that assert claims under the federal securities laws.  The other eight cases are primarily derivative actions, although some purport also to assert class claims, arising under state law.  Each of the actions is summarized below.

Federal Securities Cases

On January 18, 2008, the first of the federal securities putative class actions was filed against us and certain of our officers and trustees in the United States District Court for the Southern District of New York.  Thereafter, five other, essentially duplicative putative class actions were also filed in the same court.  The complaint in each case asserted that we and other defendants allegedly violated federal securities law by failing to disclose in a timely fashion our December 2007 transaction with Freddie Mac.  On May 5, 2008, the Court designated Centerline Investor Group, which is made up of several shareholders, as lead plaintiff for these cases.  Pursuant to the Court’s stipulation and order dated March 3, 2008, the lead plaintiff filed a consolidated complaint on July 7, 2008 in this action, In re Centerline Holding Company Securities Litigation, No. 08 CV 00505.  The consolidated complaint also alleges violations of the federal securities laws in connection with our announcement of the Freddie Mac transaction, changes to the Company’s business model, and the reduction in dividend guidance policy, and seeks an unspecified amount of compensatory damages and other relief on behalf of all persons or entities that purchased the common stock of Centerline Holding Company during the period March 12, 2007 through December 28, 2007.  The defendants in this action filed a motion to dismiss the consolidated complaint on October 27, 2008 and the motion was granted by U.S District Court Judge Shira Scheindlin on January 12, 2009.  Judge Scheindlin granted the plaintiff leave to replead, and the plaintiff filed an Amended Consolidated Complaint on March 13, 2009.  On April 30, 2009, the Defendants in this case filed a motion to dismiss the Amended Consolidated Complaint. The lead Plaintiff has until June 12, 2009 to file his opposition to Defendants' motion to dismiss. The Defendants have been given until June 30, 2009 to file their reply to any opposition motion filed by the Plaintiffs.

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

On April 28, 2008, a consolidated amended verified complaint alleging breaches of fiduciary duties of loyalty, candor, due care, fair dealing, waste of corporate assets and unjust enrichment, was filed against us and our board of trustees in Carfagno v. Schnitzer et al., 08 CV 912 (SAS) and Broy v. Blau, 08 CV 1971 (SAS), pending in the U.S. District Court for the Southern District of New York.  The action is styled both as a derivative suit and as a class action on behalf of all holders of Centerline securities who qualified to purchase our 11.0% Preferred Shares pursuant to the rights offering but who did not do so.  Under the scheduling order adopted by the Court, fact discovery has been completed and defendants have filed a motion for summary judgment and the plaintiff has filed a reply brief.  However, in late March 2009, the plaintiffs and defendants reached a basis of settlement which would require a reduction in the rate payable on the 11.0% Convertible Preferred Shares held by TRCLP and its affiliates to 9.5% and an increase in the conversion price from $10.75 to $12.35.  A Stipulation of Settlement was filed with the U.S. District Court (SDNY) on April 8, 2009 and a fairness hearing for approval of the settlement has been scheduled for May 18, 2009.

A settlement with the plaintiff in the Off case based on the rights offering was negotiated, but on November 26, 2008, the Delaware Court of Chancery rejected the settlement and stayed any further proceedings in the action, pending resolution of the Carfagno case.  As a  result,  several  of  the  other  derivative  lawsuits that had  been voluntarily  stayed  by  the  plaintiffs, including the Kramer, Ciszerk and Kanter actions are  now  subject  to  various stipulations  deferring  further  activity  in  those  actions  until  a decision  on  the Stipulation of Settlement in Carfagno (described above)  or,  in  the case of Kastner and Kostecka,, pending further activity in the consolidated securities class action. The Carfagno Stipulation of Settlement is contingent upon the dismissal with prejudice of the overlapping Off and Ciszerk actions pending before the Delaware Court of Chancery.  Should the District Court find the Carfagno settlement to be fair, it will enter the Final Judgment approving the Settlement, which will become effective once the Delaware Court of Chancery dismisses the Off and Ciszerk matters with prejudice.  Upon entry of the Final Judgment by the District Court, defendants intend to move for dismissal in the Court of Chancery of the Off and Ciszerk matters with prejudice. A fairness hearing has been scheduled by the District Court for May 18, 2009.

In addition, the outside members of the Board of Trustees have received a letter from one of our purported shareholders demanding that they investigate potential claims against our officers and others arising out of the allegations asserted in the federal securities litigation.  The independent Trustees determined, at their meeting on March 11, 2009, to defer further consideration of the letter until after the District Court had decided the motion to dismiss the Amended Consolidated Complaint described above.

Other

On or about October 30, 2008, a complaint was filed in the District Court of Dallas County, Texas that names the company, its subsidiaries and an affiliated fund as defendants.  The lawsuit is entitled Dallas/Glen Hills 2003 L.P., et al. v. Centerline Corporate Partners V, L.P., et al., Case No. 08-13801.   The complaint alleged claims for breach of contract and breach of fiduciary duty and sought unspecified amounts of actual damages, prejudgment interest, exemplary damages and attorneys’ fees.  The citation and complaint, however, were never served on any of the defendants.  On April 1, 2009, the plaintiffs voluntarily dismissed the action with prejudice in connection with the sale of the real property owned by Dallas/Glen Hills, L.P.

On or about March 11, 2009, a complaint was filed in the Supreme Court of Nassau County, New York that names CCG and other unrelated parties as defendants.  The lawsuit is entitled MASS OP LLC and MASS ONE LLC v. Principal Life Insurance Company, et al, Index No. 004457/2009.  The complaint alleges, among other claims, that Principal Life and its affiliates lent the plaintiffs an excessive amount of money and misrepresented the requirements of a securitized loan.  CCG was purportedly sued in its capacity as servicer of the loan, although it does not act in that capacity and one of its affiliates does.  Plaintiffs seek reformation of the loan reducing its principal amount and damages.  Management believes that the suit is without merit as to the servicer and has sought dismissal with respect to all Centerline entities.  If the motion to dismiss is not approved, we will diligently defend this lawsuit.

Item 1A.  Risk Factors.

As noted in the 2008 Form 10-K (Risks Related to Investing in Our Company - There are possible adverse effects arising from shares available for future sale), a creditor of the Company has the option of converting amounts outstanding in June 2009 into common shares of the Company.  The amount outstanding as of March 31, 2009 was $28.4 million.  As a result of the low market price of our common shares, exercise of this option could result in a change of control of the Company based on the number of shares that would be required to be issued.  Management has also determined that the Company has insufficient authorized shares to meet a conversion of the entire debt into common shares should the creditor seek to do so.  To date, we have received no indication that the creditor intends to convert the Company’s debt into shares, but there can be no assurance that it will not attempt to do so.

There have been no other material changes to the risk factors as disclosed on our Form 10-K for the year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Equity Securities purchased by us

The following table presents information related to our repurchases of our equity securities during the first quarter of 2009 and other information related to our repurchase program:

Period	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Common shares(1):
January 1 – 31, 2009	3,121	$0.18	--
February 1 – 28, 2009	20,875	0.23	--
March 1 – 31, 2009	151,593	0.15	--
Total common shares	175,589	$0.16	--	303,854
(1) All of the share repurchases were in payment of tax withholding obligations incurred by holders of newly vested restricted shares and were outside of our share repurchase program.

The Term Loan and Revolving Credit Facility prohibit us from paying common and preferred dividends (see Note 2 to the condensed consolidated financial statements).

Item 3.
Defaults upon Senior Securities.
As of March 31, 2009, dividends in arrears were $7.2 million for the 11.0% Cumulative Convertible Preferred Shares and $2.8 million for the Redeemable CRA Preferred Shares and Convertible Redeemable CRA Preferred Shares (see Note 16 to the condensed consolidated financial statements).

Item 4.	Submission of Matters to a Vote of Security Holders. None
Item 5.	Other Information. None.
Item 6.	Exhibits.

	10.1	Amendment to Executive Employment Agreement of Paul G. Smyth, dated March 17, 2009.*

	10.2	Amendment to Executive Employment Agreement of Donald J. Meyer, dated March 17, 2009.*

	31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

	31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

	32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

	*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERLINE HOLDING COMPANY
(Registrant)

Date: May 14, 2009	By:	/s/ Marc D. Schnitzer
Marc D. Schnitzer Managing Trustee, Chief Executive Officer and President (Principal Executive Officer)
Date: May 14, 2009	By:	/s/ Robert L. Levy
Robert L. Levy Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)