Form 10-Q
period 2009-06-30
CENTERLINE HOLDING CO
filed 2009-08-12
CIK 1043325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

______________

FORM 10-Q

______________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐
Non - accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☑

As of July 31, 2009, there were 53,420,285 outstanding shares of the registrant’s shares of beneficial interest.

Table of Contents

CENTERLINE HOLDING COMPANY

FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$100,473	$103,879
Restricted cash	10,811	10,852
Investments:
Available-for-sale (Note 6)	682,559	539,213
Equity method (Note 7)	7,075	31,367
Other (Note 8)	84,174	134,227
Investments in and loans to affiliates, net (Note 24)	19,727	19,222
Goodwill and intangible assets, net (Note 9)	342,126	351,766
Deferred costs and other assets, net (Note 10)	108,564	135,679
Consolidated partnerships (Note 11):
Investments:
Available-for-sale	225,062	273,742
Held to maturity	301,719	288,960
Equity method	3,741,971	4,234,251
Other	144,037	200,611
Land, buildings and improvements, net	771,843	697,422
Other assets	369,174	373,932
Total assets	$6,909,315	$7,395,123
LIABILITIES AND EQUITY
Liabilities:
Notes payable (Note 12)	$268,457	$358,061
Financing arrangements and secured financing (Note 13)	596,702	411,413
Accounts payable, accrued expenses and other liabilities (Note 14)	224,048	218,580
Preferred shares of subsidiary (subject to mandatory repurchase)	273,500	273,500
Consolidated partnerships (Note 15):
Financing arrangements	1,121,471	1,121,475
Notes payable	715,052	672,730
Repurchase agreements	19,851	39,125
Due to property partnerships	321,764	577,160
Other liabilities	216,508	208,664
Total liabilities	3,757,353	3,880,708
Redeemable securities (Note 16)	329,428	326,379
Commitments and contingencies (Note 26)
Equity:
Centerline Holding Company beneficial owners’ deficit:
Convertible CRA preferred shares; no par value; 519 shares issued and outstanding in 2009 and 2008	2,386	3,144
Special preferred voting shares; no par value; 13,131 shares issued and outstanding in 2009 and 2008	131	131
Common shares; no par value; 160,000 shares authorized; 57,306 issued and 53,420 outstanding in 2009 and 56,662 issued and 52,970 outstanding in 2008	267,003	338,619
Treasury shares of beneficial interest – common, at cost; 3,886 shares in 2009 and 3,692 shares in 2008	(65,316)	(65,283)
Accumulated other comprehensive loss (Note 18)	(1,146,978)	(1,144,122)
Centerline Holding Company total	(942,774)	(867,511)
Non-controlling interests (Note 17)	3,765,308	4,055,547
Total equity	2,822,534	3,188,036
Total liabilities and equity	$6,909,315	$7,395,123

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Interest income	$17,233	$27,176	$35,246	$53,292
Fee income	16,776	16,026	31,208	33,432
Other	728	2,511	1,760	4,409
Consolidated partnerships (Note 21):
Interest income	55,696	64,260	116,177	134,396
Rental income	25,514	19,067	44,149	37,533
Other	908	734	1,052	899
Total revenues	116,855	129,774	229,592	263,961
Expenses:
General and administrative (Note 19)	61,238	43,225	95,876	87,127
Interest	10,480	6,205	23,895	33,354
Interest – distributions to preferred shareholders of subsidiary	4,725	4,725	9,449	9,449
Depreciation and amortization	11,538	11,446	23,477	23,347
Loss on impairment of assets (Note 20):
Total other-than-temporary impairment	311	13,417	15,466	21,440
Less: amount recognized in other comprehensive loss	--	--	--	--
Net impairment reflected in operations	311	13,417	15,466	21,440
Consolidated partnerships (Note 21):
Interest	56,636	32,913	86,406	67,805
Loss on impairment of assets:
Total other-than-temporary impairment	384,260	24,991	560,864	25,679
Less: amount recognized in other comprehensive loss	(44,830)	--	(44,830)	--
Net impairment reflected in operations	339,430	24,991	516,034	25,679
Other expenses	54,403	37,035	89,233	68,893
Total expenses	538,761	173,957	859,836	337,094
Loss before other income	(421,906)	(44,183)	(630,244)	(73,133)
Other (loss) income:
Equity and other (loss) income, net	(25,879)	(484)	(32,805)	(2,379)
Gain from repayment or sale of investments, net	361	5,966	3,107	796
Other losses from consolidated partnerships (Note 21)	(347,291)	(51,877)	(463,130)	(145,990)
Loss before income taxes	(794,715)	(90,578)	(1,123,072)	(220,706)
Income tax (provision) benefit	(130)	45	(245)	(1,004)
Net loss	(794,845)	(90,533)	(1,123,317)	(221,710)
Net loss attributed to non-controlling interests (Note 17)	741,567	88,204	1,043,091	197,742
Net loss attributed to Centerline Holding Company shareholders	(53,278)	(2,329)	(80,226)	(23,968)
Dividends for preferred and redeemable securities (including dividends in arrears)	(5,011)	(5,734)	(10,024)	(11,010)
Effect of redeemable share conversions	(1,561)	(2,100)	(3,123)	(14,020)
Net loss for earnings per share calculations	$(59,850)	$(10,163)	$(93,373)	$(48,998)
Net loss per share (Note 22):
Basic and diluted	$(1.11)	$(0.20)	$(1.74)	$(0.94)
Weighted average shares outstanding (Note 22):
Basic and diluted	53,970	51,725	53,812	51,857
Dividends declared per common share	$--	$0.075	$--	$0.225

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands)
(Unaudited)

	4.4% Convertible CRA preferred	Convertible CRA Shares	Special Preferred Voting Shares	Common Shares		Treasury Shares	Accumulated Other Comprehensive Loss	Non-Controlling Interests	Total	Comprehensive Loss
				Shares
January 1, 2009	$--	$3,144	$131	52,970	$338,619	$(65,283)	$(1,144,122)	$4,055,547	$3,188,036	$--
Net loss	--	--	--	--	(80,226)	--	--	(1,043,091)	(1,123,317)	(1,123,317)
Allocation of earnings	--	(758)	--	--	758	--	--	--	--	--
Unrealized (losses) gains	--	--	--	--	--	--	(2,856)	365,207	362,351	362,351
Share-based compensation	--	--	--	637	3,893	--	--	--	3,893	--
Conversions or redemptions	--	--	--	7	74	--	--	--	74	--
Fair value accretion	--	--	--	--	(3,123)	--	--	--	(3,123)	--
Contributions	--	--	--	--	--	--	--	401,869	401,869	--
Treasury shares	--	--	--	(194)	--	(33)	--	--	(33)	--
Purchase of non-controlling interest	--	--	--	--	7,008	--	--	(7,758)	(750)	--
Distributions	--	--	--	--	--	--	--	(6,466)	(6,466)	--
June 30, 2009	$--	$2,386	$131	53,420	$267,003	$(65,316)	$(1,146,978)	$3,765,308	$2,822,534	$(760,966)

January 1, 2008	$51,281	$66,879	$143	50,567	$592,505	$(64,312)	$(105,904)	$4,065,428	$4,606,020	$--
Net loss	--	--	--	--	(23,968)	--	--	(197,742)	(221,710)	(221,710)
Allocation of earnings	38	(809)	--	--	(9,515)	--	--	--	(10,286)	--
Unrealized losses	--	--	--	--	--	--	(329,803)	(420,086)	(749,889)	(749,889)
Share-based compensation	--	--	--	570	7,375	--	--	--	7,375	--
Conversions or redemptions	--	--	(2)	166	1,245	--	--	(1,316)	(73)	--
Reclassification to redeemable securities	(51,281)	(59,976)	--	--	(10,997)	--	--	--	(122,254)	--
Fair value accretion	--	--	--	--	(3,023)	--	--	--	(3,023)	--
Contributions	--	--	--	--	--	--	--	692,047	692,047	--
Treasury shares	--	--	--	(132)	--	(649)	--	--	(649)	--
Distributions	(38)	(208)	--	--	(12,188)	--	--	(34,396)	(46,830)	--
June 30, 2008	$--	$5,886	$141	51,171	$541,434	$(64,961)	$(435,707)	$4,103,935	$4,150,728	$(971,599)

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,123,317)	$(221,710)
Reconciling items:
Net non-cash losses of consolidated partnerships	1,041,648	190,394
Gain from repayment or sale of investments	(3,107)	(796)
Impairment of investments and other assets	15,466	21,440
Depreciation and amortization	23,477	23,347
Equity in losses of unconsolidated entities, net	32,805	2,379
Share-based compensation expense	3,893	7,371
Non-cash interest (income) expense, net	4,234	(934)
Other non-cash (income) expense	1,054	13,363
Deferred taxes	--	(356)
Reserves for bad debts, net of reversals	2,419	324
Non-cash impact of interest rate derivatives	(14,669)	(6,530)
Changes in operating assets and liabilities:
Mortgage loans held for sale	27,555	51,325
Deferred revenues	(12,035)	(17,762)
Receivables	(1,494)	(29,539)
Other assets	5,149	11,817
Restructuring costs payable	27,751	(13)
Accounts payable, accrued expenses and other liabilities	(2,206)	(29,925)
Net cash flow from operating activities	28,623	14,195
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale and repayment of available-for-sale securities	2,675	32,836
Purchases of available-for-sale securities	--	(33,760)
Acquisition of mortgage loans held for investment	--	(3,917)
Sale and repayment of mortgage loans held for investment	1,962	6,681
Advances to partnerships	(3,550)	(38,442)
Collection of advances to partnerships	21,455	37,803
Sale and repayment of other investments	5,033	6,635
Investment in properties and other investments	--	(1,625)
Deferred investment acquisition costs	(241)	(814)
(Increase) decrease in restricted cash, escrows and other cash collateral	21,897	(15,702)
Return of capital from equity investees	--	254
Acquisition, net of cash acquired	1,158	--
Acquisition of furniture, fixtures and leasehold improvements	(574)	(1,826)
Acquisition of asset management contract	--	(7,505)
Loan to AMAC	--	(2,192)
Equity investments and other investing activities	12,325	(41,984)
Net cash flow from investing activities	62,140	(63,558)

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of financing arrangements	(1,128)	(14,275)
Proceeds from financing arrangements and secured financing	--	62,757
Distributions to equity holders	(3,455)	(58,491)
Repayment of term loan	(41,723)	(40,960)
Proceeds from term loan	--	10,000
Increase (decrease) in loan warehouse line and ASAP plus facility	(27,648)	(51,098)
(Decrease) increase in other notes payable	(20,000)	(13,333)
Non-controlling interest contribution	--	1,900
Proceeds from 11.0% Preferred shares	--	131,235
Proceeds from 11.0% Preferred shares rights offering	--	4,365
Retirement of non-controlling interests and special preferred voting shares	--	--
Treasury stock purchases	--	(4,365)
Deferred financing and equity offering costs	(215)	(2,342)
Net cash flow from financing activities	94,169	25,393
Net decrease in cash and cash equivalents	(3,406)	(23,970)
Cash and cash equivalents at the beginning of the period	103,879	137,111
Cash and cash equivalents at the end of the period	$100,473	$113,141
Non-cash investing and financing activities:
Recognized sale of re-securitized mortgage revenue bonds:
Reductions in secured financing liability	$--	$(153,282)
Reduction in mortgage revenue bonds	$--	$178,265
Increase in Freddie Mac Series A certificates	$--	$(16,070)
Increase in Freddie Mac Series B certificates	$--	$(15,902)
Increase in mortgage servicing rights	(4,656)	(4,436)
Re-recognition of previously re-securitized mortgage revenue bonds:
Increase in secured financing liability	$190,098	$23,255
Increase in mortgage revenue bonds	$(230,235)	$(28,552)
Decrease in Series B Freddie Mac certificates	$--	$2,794
Decrease in Series A-1 Freddie Mac certificates	$39,810	$2,504
Share grants issued	$1,299	$8,073
Conversion of non-controlling interests to common shares	$--	$2,977
Treasury stock purchase via employee withholding	$33	$650

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – Description of Business and Basis of Presentation

A.  Description of Business

Centerline Holding Company, together with its subsidiaries, provides real estate financial and asset management services, including institutional debt and equity fund management, mortgage banking, and primary and special loan servicing.  As of June 30, 2009, we had $13.6 billion of assets under management.  We conduct substantially all of our business through our subsidiaries, generally under the designation Centerline Capital Group.  For ease of readership the term “we” (as well as “us”, “our” or “the Company”) as used throughout this document may mean a subsidiary or the business as a whole, while the term “parent trust” refers only to Centerline Holding Company as a stand-alone entity.

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

Consolidated Partnerships comprises certain funds we control, notwithstanding the fact that we may only have a minority or no economic interest in such entities. For segment purposes, the Consolidated Partnerships segment includes the investment fund partnerships we originate and manage through the Affordable Housing and Commercial Real Estate Groups and certain property partnerships, all of which we are required to consolidate in accordance with various accounting pronouncements.  The Consolidated Partnerships invest in low income housing tax credit (“LIHTC”) properties or other structures aimed at promoting the development of multifamily properties (collectively “Tax Credit”), high-yield commercial mortgage backed securities (“CMBS”), collateralized debt obligation (“CDO”) debt and equity and high-yield debt.

B.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial statements of interim periods.  Given that some of our businesses typically have a higher volume of transactions in the second and fourth quarterly periods, the operating results for interim periods may not be indicative of the results for the full year.

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

There have been no material accounting changes to our significant accounting policies since December 31, 2008, with the exception of the following:

Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”) and FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”), were effective for us on January 1, 2009 and all prior-period data presented have been adjusted retrospectively.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In April 2009, we adopted the following FSPs:

(1)
FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidance on the application of fair value accounting and establishes criteria to determine when a market has varied from normal conditions to the extent that observable transactions may not be determinative of fair value.  In such cases, more reliance must be placed on management’s judgment as to what would represent fair value in an orderly transaction.  See Note 3 regarding the methodology we followed in valuing our investments upon adoption of this FSP.

(2)
FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), addresses other-than-temporary impairment (“OTTI”) of debt securities.  FSP FAS 115-2 and FAS 124-2 modifies the determination of OTTI to isolate the amount attributable to credit factors as opposed to market liquidity factors.  Only the portion of OTTI associated with credit losses is recognized as a charge in the statement of operations and the remainder of OTTI is recorded in other comprehensive income.   There was no transition impact to our financial statements upon adoption of this FSP as we concluded that impairments recorded in prior periods were predominantly due to credit losses. OTTI for the second quarter of 2009 was calculated in accordance with its provisions (see Notes 3, 11 and 21).

New accounting pronouncements pending adoption that could impact future presentation or results are described further below.

We are responsible for the condensed consolidated financial statements.  The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

C.  Accounting Pronouncements to be Adopted

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 revises the criteria for the recognition of asset sales, particularly with respect to securitizations, and eliminates the concept of “Qualifying Special Purpose Entities” (“QSPEs”).

In June 2009, the FASB also issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).  Among other changes, SFAS 167 revises the methodology for determining:

(1)	which entities are Variable Interest Entities (“VIEs”); and

(2)	which stakeholder in a VIE, if any, has a controlling financial interest and therefore must consolidate it.

SFAS 167 also requires ongoing reconsideration of whether an entity is a VIE and whether an enterprise is the primary beneficiary (and, therefore, must consolidate the VIE).

SFAS 166 and SFAS 167 are effective for us beginning January 1, 2010. We are currently evaluating the impact the adoption will have on our consolidated financial statements.

NOTE 2 – Market Conditions and Liquidity

Recent economic events have limited our liquidity in several key areas:

•
a significant decline in transaction related revenues, primarily due to fewer investors for our Affordable Housing and Commercial Real Estate funds, as many of our earnings streams involve establishing and managing such funds while many of our costs are fixed;

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
increasing rates of default in commercial real estate have resulted in reduced cash flows within and downgrades of structured finance vehicles, which may lead to “hyperamortization” of debt senior to the securities in which our funds invest.  The resulting decline in cash flows to the funds reduces the cash we can realize from managing and co-investing in the funds and may put our special servicing contracts at risk.  The absence of an investment market has also delayed our planned liquidation of a CMBS Fund Partnership;

•	increasing rates of default in our affordable housing portfolio have resulted in declining cash flows on our Series B Freddie Mac certificates;

•	a sharp decline in our common share price and the general environment for equity offerings have made obtaining equity capital extremely difficult; and

•	a decline in available debt financing and an increase in cost.

Further to the last point, turbulence in the credit markets that began in 2007 has led to decreased availability of many forms of financing.  Specifically, since mid-2007 we have experienced more constrained credit in the following areas:

•
for asset-backed financing (such as we use to fund Fannie Mae and Freddie Mac mortgage originations in our Commercial Real Estate and Affordable Housing groups), the capacity of our financing facilities has decreased while the cost of borrowing has increased;

•	market stagnation has prevented the refinancing of debt in a CMBS Fund Partnership;

•
for our Term Loan and Revolving Credit Facility, the terms include a higher rate of interest and more stringent covenants (including restrictions on funding new business opportunities and incurring any additional debt without lender approval) than had been the norm in prior periods. In addition, our Term Loan and Revolving Credit Facility prohibit us from paying common and preferred dividends.  The only exception to this limitation are for dividends related to the preferred shares of our Equity Issuer Trust I (“Equity Issuer”) subsidiary and distributions from our REIT subsidiary; and

•
under the terms of our Term Loan and Revolving Credit Facility, we are required to utilize any excess cash available (as defined in the agreement)  to pay down the debt each quarter end, which may create capacity on the revolver that could be drawn upon for working capital purposes.  We were also required to generate specified levels of cash from sale or collection of certain non-core assets, although we satisfied this requirement prior to March 31, 2009.  In addition, we were required to reduce the balance of the Term Loan to $39.0 million by July 15, 2009; as of that date, we had already reduced it to $24.8 million.

Our ability to execute our business operations is dependent upon making required amortization payments on or refinancing our debt and improving liquidity and we are exploring alternatives to achieve those goals.

In July 2009, we entered into an authorization agreement with an affiliate of Island Capital Group LLC (“Island”) pursuant to which we authorized Island to negotiate with our creditors and other claimants on its behalf for a restructuring and settlement of our debt and certain components of our equity.  The execution of the authorization agreement followed an indication of interest by Island to potentially submit a proposal to engage in a merger or similar transaction with Centerline.  The authorization agreement provides that a definitive proposal must be submitted by Island and agreed to in principle by the parties by September 14, 2009.

We have also retained a leading financial advisory firm, Rothschild Inc., to assist management with an evaluation of business and strategic alternatives and to find alternative sources of capital. This evaluation is ongoing and will continue while Island negotiates with our creditors.

Management also continues to actively pursue other strategies to maintain and improve our liquidity, particularly during periods of market disruption.  Steps and strategies we are pursuing include:

•	increasing revenues by utilizing our operational expertise in the areas of mortgage originations, asset management and special servicing;

•	instituting measures to reduce general and administrative expenses;

•	continuing to sell investments that do not meet our long-term investment criteria, and

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•	exploring alternatives that would allow the release of cash in escrow associated with various historical transactions.

Our access to capital markets can be affected by factors outside our control, as discussed above.  In addition, with respect to both short and long-term business needs, access to capital markets is impacted by market conditions, and the short- and long-term debt ratings assigned by independent rating agencies.  As previously disclosed, we do not expect to continue obtaining ratings for Centerline Holding Company for the foreseeable future.  Nonetheless, Moody’s recently revised our Corporate family rating to B2 with a negative outlook.

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

Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 category.  As a result, the unrealized gains and losses for assets within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in historical data and forecasts) inputs.

B.  Assets and Liabilities of Operating Groups

Certain assets are “marked to market” every reporting period (i.e., on a recurring basis) in accordance with GAAP.  Other assets are carried at amortized cost (such as mortgage loans held for investment), are initially recorded at fair value and amortized (such as mortgage servicing rights and other intangible assets) or are carried at the lower of cost or fair value (mortgage loans held for sale); these are tested for impairment periodically and would be adjusted to fair value if impaired (i.e., measured on a non-recurring basis).

The following tables present the information about our financial assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2009, and indicate the fair value hierarchy of the valuation techniques we utilize to determine fair value:

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in thousands)	Level 1	Level 2	Level 3	Balance as of June 30, 2009

Measured on a recurring basis:
Assets
Available-for-sale investments:
Freddie Mac Certificates:
Series A-1	$--	$--	$288,102	$288,102
Series B	--	--	97,219	97,219
Mortgage revenue bonds	--	--	282,215	282,215
Retained CMBS Certificates	--	--	10,882	10,882
CMBS	--	--	2,193	2,193
Syndicated corporate debt	--	1,948	--	1,948
Total available-for-sale investments	$--	$1,948	$680,611	$682,559
Derivatives	$--	$486	$--	$486
Liabilities
Derivatives	$--	$23,083	$--	$23,083

Measured on a non-recurring basis:
Assets
Mortgage loans held-for-sale	$--	$19,357	$--	$19,357
Mortgage loans held for investment – impaired	--	90	--	90
Goodwill	--	--	248,978	248,978
Mortgage servicing rights	--	--	63,262	63,262
Other intangible assets	--	--	29,886	29,886

The following table presents additional information about assets measured at fair value on a recurring basis and for which we utilized Level 3 inputs to determine fair value:

	Three Months Ended June 30, 2009
in thousands)	Series A-1 Freddie Mac Certificates	Series B Freddie Mac Certificates	Mortgage Revenue Bonds		Retained CMBS Certificates	CMBS	Total

Balance at April 1, 2009	$317,564	$109,365	$131,076		$6,600	$2,394	$566,999
Total realized and unrealized gains or (losses):
Included in earnings	--	--	6	(1)	--	--	6
Included in other comprehensive income	(1,282)	(9,768)	(937)		4,230	(172)	(7,929)
Amortization or accretion	--	(2,414)	111		52	(29)	(2,280)
Purchases, issuances, settlements and other adjustments(2)	(28,180)	36	151,959		--	--	123,815
Net transfers in and/or out of Level 3	--	--	--		--	--	--
Balance at June 30, 2009	$288,102	$97,219	$282,215		$10,882	$2,193	$680,611
Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2009	$--	$--	$--		$--	$--	$--

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30, 2009
in thousands)	Series A-1 Freddie Mac Certificates	Series B Freddie Mac Certificates		Mortgage Revenue Bonds		Retained CMBS Certificates	CMBS		Total

Balance at January 1, 2009	$335,047	$123,122		$69,217		$7,313	$2,550		$537,249
Total realized and unrealized gains or (losses):
Included in earnings	--	(8,549	)(3)	577	(1)	--	(6,592	)(3)	(14,564)
Included in other comprehensive income	(7,135)	(14,088)		(904)		3,600	6,288		(12,239)
Amortization or accretion	--	(4,083)		228		(31)	(53)		(3,939)
Purchases, issuances, settlements and other adjustments(2)	(39,810)	817		213,097		--	--		174,104
Net transfers in and/or out of Level 3	--	--		--		--	--		--
Balance at June 30, 2009	$288,102	$97,219		$282,215		$10,882	$2,193		$680,611
Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2009	$--	$(8,549	)(3)	$--		$--	$(6,592	)(3)	$(15,141)

(1)	Recorded in “Gain from Repayment or Sale of Investments, Net” in the Condensed Consolidated Statement of Operations.
(2)
Includes sale recognition of mortgage revenue bonds or re-recognition of mortgage bonds included in December 2007 re-securitization transaction with Freddie Mac and related impacts on Series A-1 and Series B Freddie Mac certificates (see Note 6).

(3)	Recorded in “Loss on Impairment of Assets” in the Condensed Consolidated Statement of Operations (See Note 20).

	Three Months Ended June 30, 2008
in thousands)	Series A-1 Freddie Mac Certificates	Series B Freddie Mac Certificates		Mortgage Revenue Bonds		Retained CMBS Certificates		CMBS	Total

Balance at April 1, 2008	$--	$150,761		$352,914		$73,672		$11,413	$588,760
Total realized and unrealized gains or (losses):
Included in earnings	--	(7,668	)(1)	(4,096	)(1)	(1,076	)(1)	--	(12,840)
Included in other comprehensive income	--	4,357		(318)		(38,429)		(198)	(34,588)
Amortization or accretion	--	(1,585)		178		(1,015)		(76)	(2,498)
Purchases, issuances, settlements and other adjustments(2)	13,444	14,817		(162,446)		--		--	(134,185)
Net transfers in and/or out of Level 3	288,672	--		--		--		--	288,672
Balance at June 30, 2008	$302,116	$160,682		$186,232		$33,152		$11,139	$693,321
Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2008	$--	$(7,668	)(1)	$(4,096	)(1)	$(1,076	)(1)	$--	$(12,840)

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30, 2008
in thousands)	Series A-1 Freddie Mac Certificates	Series B Freddie Mac Certificates		Mortgage Revenue Bonds		Retained CMBS Certificates		CMBS	Total

Balance at January 1, 2008	$--	$153,468		$376,432		$75,328		$13,361	$618,589
Total realized and unrealized gains or (losses):
Included in earnings	--	(7,668	)(1)	(10,928	)(1)	(1,076	)(1)	--	(19,672)
Included in other comprehensive income	--	3,397		(1,202)		(38,225)		(5,973)	(42,003)
Amortization or accretion	--	(3,005)		216		(2,875)		87	(5,577)
Purchases, issuances, settlements and other adjustments(2)	13,444	14,490		(178,286)		--		3,664	(146,688)
Net transfers in and/or out of Level 3	288,672	--		--		--		--	288,672
Balance at June 30, 2008	$302,116	$160,682		$186,232		$33,152		$11,139	$693,321
Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2008	$--	$(7,668	)(1)	$(10,928	)(1)	$(1,076	)(1)	$--	$(19,672)

(1)	Recorded in “Loss on Impairment of Assets” in the Condensed Consolidated Statement of Operations (See Note 20).
(2)
Includes sale recognition of mortgage revenue bonds or re-recognition of mortgage bonds included in December 2007 re-securitization transaction with Freddie Mac and related impacts on Series A-1 and Series B Freddie Mac certificates (see Note 6)

C.  Assets and Liabilities of Consolidated Partnerships

The following tables present the information about assets and liabilities of consolidated partnerships measured at fair value on a recurring or non-recurring basis as of June 30, 2009:

(in thousands)	Level 1	Level 2	Level 3	Balance as of June 30, 2009

Measured on a recurring basis:

Assets
Available-for-sale investments:
CMBS	$--	$--	$168,568	$168,568
Retained CMBS certificates	--	--	9,726	9,726
CDO debt and equity	--	--	24,341	24,341
Syndicated corporate debt	--	22,427	--	22,427
Total available-for-sale investments	$--	$22,427	$202,635	$225,062
Measured on a non-recurring basis:
Assets
Mortgage loans held for investment – impaired	$--	$19,082	$--	$19,082

The following table presents additional information about assets measured at fair value on a recurring basis and for which the consolidated partnerships utilized Level 3 inputs to determine fair value:

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30, 2009
(in thousands)	CMBS	Retained CMBS Certificates	CDO Debt and Equity	Total

Balance at April 1, 2009	$157,975	$10,034	$13,493	$181,502
Total realized and unrealized gains (losses):
Included in earnings(1)	(235,270)	(799)	(22,264)	(258,333)
Included in other comprehensive loss	244,543	272	31,942	276,757
Amortization or accretion	1,320	219	1,174	2,713
Purchases, issuances, settlements and other adjustments	--	--	(4)	(4)
Net transfers in and/or out of Level 3	--	--	--	--
Balance at June 30, 2009	$168,568	$9,726	$24,341	$202,635
Amount of total gains (losses) included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2009(1)	$(235,270)	$(799)	$(22,264)	$(258,333)

	Six Months Ended June 30, 2009
(in thousands)	CMBS	Retained CMBS Certificates	CDO Debt and Equity	Total

Balance at January 1, 2009	$182,828	$9,867	$33,189	$225,884
Total realized and unrealized gains (losses):
Included in earnings(1)	(333,837)	(812)	(97,038)	(431,687)
Included in other comprehensive loss	317,397	225	84,725	402,347
Amortization or accretion	2,180	446	3,469	6,095
Purchases, issuances, settlements and other adjustments	--	--	(4)	(4)
Net transfers in and/or out of Level 3	--	--	--	--
Balance at June 30, 2009	$168,568	$9,726	$24,341	$202,635
Amount of total gains (losses) included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2009(1)	$(333,837)	$(812)	$(97,038)	$(431,687)

(1)	Included in “Loss on impairment of assets of consolidated partnerships” in the Condensed Consolidated Statement of Operations (see Note 21).

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30, 2008
(in thousands)	CMBS	Retained CMBS Certificates	CDO Debt and Equity	Total

Balance at April 1, 2008	$877,128	$479,461	$138,506	$1,495,095
Total realized and unrealized gains (losses):
Included in earnings(1)	(7,985)	(17,006)	--	(24,991)
Included in other comprehensive loss	(71,724)	(84,919)	(75,453)	(232,096)
Amortization or accretion	(2,104)	694	670	(740)
Purchases, issuances, settlements and other adjustments	--	--	12,498	12,498
Net transfers in and/or out of Level 3	--	--	--	--
Balance at June 30, 2008	$795,315	$378,230	$76,221	$1,249,766
Amount of total gains (losses) included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2008(1)	$(7,985)	$(17,006)	$--	$(24,991)

	Six Months Ended June 30, 2008
(in thousands)	CMBS	Retained CMBS Certificates	CDO Debt and Equity	Total

Balance at January 1, 2008	$1,235,059	$482,424	$65,060	$1,782,543
Total realized and unrealized gains (losses):
Included in earnings(1)	(7,985)	(17,694)	--	(25,679)
Included in other comprehensive loss	(478,244)	(87,956)	(131,943)	(698,143)
Amortization or accretion	(1,055)	1,456	1,085	1,486
Purchases, issuances, settlements and other adjustments	47,540	--	142,019	189,559
Net transfers in and/or out of Level 3	--	--	--	--
Balance at June 30, 2008	$795,315	$378,230	$76,221	$1,249,766
Amount of total gains (losses) included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2008(1)	$(7,985)	$(17,674)	$--	$(25,679)

(1)	Included in “Loss on impairment of assets of consolidated partnerships” in the Condensed Consolidated Statement of Operations (see Note 21).

D.  Policy for Valuation of Assets and Liabilities

Our significant accounting policies with respect to the assets and liabilities above are detailed in Note 2 to the 2008 Form 10-K.  Following is the policy that was amended upon the adoption of FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 (see Note 1).

CMBS, Retained CMBS and CDO Debt and Equity

For our Commercial Real Estate group, we purchase real estate debt securities (principally high-yield CMBS) some of which are retained interests from previous securitization activities (we refer to these retained interests as “retained CMBS certificates”).  In addition, our Consolidated Partnerships hold CMBS and retained CMBS certificates as well as CDO debt and equity securities.  We classify most of these investments as available-for-sale as we may sell them or dispose of them prior to maturity.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The yield to maturity on CMBS and retained CMBS depends on, among other things, the rate and timing of principal payments, the pass-through rate and interest rate fluctuations.  Our CMBS and retained CMBS certificates are subordinated instruments.  Cash flow from the mortgages underlying the CMBS and retained CMBS certificates is allocated first to the senior interests and then among the other CMBS and retained CMBS certificates in order of relative seniority.  To the extent that there are defaults and unrecoverable losses on the underlying mortgages that result in reduced cash flows, the most subordinate interests bear the loss first, with excess losses borne by the remaining interests in order of relative subordination.

The market for these instruments lacks liquidity with limited market volume.  Accordingly, the fair values reflect estimates and may not necessarily be indicative of the amounts we or a fund could realize in a current market exchange.  We generally estimate fair value of these investments based on a weighting of information obtained from third party sources (including market prices provided by an independent third party pricing service as well as dealer quotes) combined with an internal valuation based on assumptions about future cash flows and risk-adjusted discount rates.

Our internal valuations involve (among other procedures as necessary):

•	analyzing the securities based on vintage year, rating and asset type;

•	analyzing the credit quality of the underlying loans utilizing our expertise as special servicer of the loan portfolios;

•	consulting numerous third party sources including research on forecasted cumulative losses, servicer advancing, loss severity, resolution data, and yield data from bonds of similar rating.

Based on these analyses, we determine an expected loss rate and severity given current and estimated market factors and the impact those factors may have on the capital structure of the CMBS trusts and CDOs.  The projected cash flows are then discounted at the yield that we believe a market participant would expect for securities of these types.

We assess available-for-sale securities for impairment quarterly.  Those that represent beneficial interests in securitizations are assessed pursuant to EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets (“EITF 99-20”) as amended.  To determine if an impairment is OTTI, we generally consider the duration of the loss position, the strength of the underlying collateral, the term, management’s intent with regard to selling the security and if it is likely that we will be required to sell the securities before recovery.  If we determine an available-for-sale security is other-than-temporarily impaired, the total OTTI is bifurcated into the amount related to credit losses and the amount related to all other factors.  In accordance with EITF 99-20, the portion of the OTTI related to credit losses is calculated by comparing the amortized cost of the security to the present value of expected cash flows, discounted at the security’s yield.  The amount of OTTI related to credit losses is recognized through earnings in the condensed consolidated statement of operations.  The portion of the other-than-temporary impairment related to all other factors is recognized as a component of other comprehensive income.

E.  Assets and Liabilities Not Measured at Fair Value

For cash and cash equivalents, restricted cash, accounts receivable, stabilization escrow, accounts payable, accrued expenses and other liabilities as well as variable-rate notes payable and financing arrangements, recorded values approximate fair value due to their terms, or their liquid or short-term nature.  In accordance with GAAP, certain financial assets and liabilities are included in our Consolidated Balance Sheets at amounts other than fair value.  Following are the descriptions of those assets and liabilities:

Mortgage loans held for investment and other investments	Fair value is determined as described in Note 2 to the 2008 Form 10-K.

Fixed-rate notes payable and secured financing
Fair value is estimated using either quoted market prices or discounted cash flow analyses based on our current borrowing rates for similar types of borrowing arrangements, which reflect our current credit standing.

Preferred shares of subsidiary (subject to mandatory repurchase)	Fair value is determined as described for Series A-1 Freddie Mac certificates in Note 2 to the 2008 Form 10-K as the preferred shares are economically defeased by those investments.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Retained CMBS certificates – held-to-maturity	Fair value is determined as described in Policy for Valuation of Assets and Liabilities above.

The following table presents information about our financial assets and liabilities that are not carried at fair value:

	June 30, 2009		December 31, 2008
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Mortgage loans held for investment and other investments	$11,102	$11,549	$14,918	$14,903
Fixed-rate notes payable and secured financing	543,039	458,713	363,068	275,799
Preferred shares of subsidiary (subject to mandatory repurchase)	273,500	284,180	273,500	286,900

Consolidated Partnerships:
Retained CMBS certificates – held-to-maturity	301,719	113,707	288,960	47,310
Mortgage loans held for investment	144,037	92,554	200,611	132,001
Fixed-rate notes payable and financing arrangements	1,704,523	461,124	1,794,205	950,217

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

Beyond any co-investment in a fund, we are not obligated to provide financial support to the entities.  Regardless, we may elect to provide financial support to protect our investments and the investments of our clients.  During the six months ended June 30, 2009, we provided financial support to certain of the entities included in our designation of Consolidated Partnerships through loans to Tax Credit Fund Partnerships (see Note 26).

Qualifying Special Purpose Entities

Through our Commercial Real Estate group and the funds it manages, we invest in CMBS and are named special servicer of the trusts that issue the CMBS.  For most of those trusts, we are a non-transferor servicer, having acquired the CMBS positions through investment rather than retaining interests from securitizations of assets we owned.  One of these funds also invests in CDO debt and equity acquired through investment transactions and we are the collateral manager for the CDOs.  All of the CMBS trusts and the CDOs are QSPEs.

The CMBS trusts invest in mortgage loans, financed by the CMBS they issue.  The CDOs invest in mortgage loans, mezzanine loans and subordinated notes financed by the debt and equity they issue.  Total assets of those entities where we are the non-transferor servicer or collateral manager aggregated $112.7 billion as of June 30, 2009.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As special servicer or collateral manager, we are not contractually obligated to provide any financial support to the entities and we have provided no financial support to them to date.  For the funds we manage, the maximum exposure to loss with respect to the QSPEs is limited to the cost of their investments.

Centerline’s maximum exposure to loss with respect to the entities is limited to the cost of our investment (for those held for our own account) or the cost of co-investment in the fund that holds the investments and any monies we have advanced to the funds as losses could preclude repayment.  Typically our co-investment in those funds is 5%.

The carrying value of our investment in QSPE trusts and those held by the funds we manage were as follows:

(in thousands)	June 30, 2009

Held for our own account	$2,193
Held by CMBS and High-Yield Debt Fund Partnerships	168,568
Total at fair value	$170,761

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – Assets Pledged as Collateral

In connection with our Term Loan and Revolving Credit Facility (Note 12), the stock of certain of our subsidiaries is pledged as collateral as are all of our other assets subject to the liens detailed below.  The following table details assets we have specifically pledged as collateral for various debt facilities or contingent liabilities (that provide first liens ahead of the Term Loan and Revolving Credit Facility):

Collateral	Balance Sheet Classification	Carrying Amount of Collateral at June 30, 2009 (in thousands)	Associated Debt Facility/Liability

Cash	Restricted cash	$10,442	Mortgage loan loss sharing agreements (Note 26)

Letter of credit	Reduces availability of Revolving Credit Facility (Note 12)	$11,981	Mortgage loan loss sharing agreements (Note 26)

Series A-1 Freddie Mac certificates	Investments – available-for-sale – Freddie Mac certificates (Note 6)	$288,102	Preferred shares of subsidiary(1)

Mortgage revenue bonds	Investments – available-for-sale – Mortgage revenue bonds (Note 6)	$49,469	Financing arrangements and secured financing (Note 13)(2)

CMBS and retained CMBS certificates	Investments – available-for-sale – CMBS and retained CMBS certificates (Note 6)	$12,655	CMBS term loan (Note 12)(2)

Stabilization escrow	Other investments – stabilization escrow (Note 8)	$53,715	December 2007 re-securitization

Mortgage loans	Other investments – mortgage loans held for sale (Note 8)	$19,357	Mortgage Banking warehouse line/Multifamily ASAP plus facility (Note 12)(2)

Mortgage servicing rights	Goodwill and intangible assets – mortgage servicing rights (Note 9)	$713	Debt facilities of third party for which Centerline provides loan servicing

Cash deposits	Deferred costs and other assets (Note 10)	$67,200	Yield guarantees (Note 26)

Cash deposits	Deferred costs and other assets (Note 10)	$8,667	Financing arrangements and secured financing (Note 13)

CMBS and retained CMBS certificates held by Consolidated Partnerships	Consolidated partnerships – investments – available-for-sale and held-to-maturity (Note 11)	$394,641	Consolidated partnerships – financing arrangements (Note 15)(3)

CMBS held by Consolidated Partnerships	Consolidated partnerships – investments – available-for-sale (Note 11)	$4,027	Consolidated partnerships – repurchase agreements (Note 15)(2)

Mortgage loans held by Consolidated Partnerships	Consolidated partnerships – investments – other (Note 11)	$14,388	Consolidated partnerships – repurchase agreements (Note 15)(2)

Land, building and improvements held by Consolidated Partnerships	Consolidated partnerships – land, buildings and improvements, net (Note 11)	$771,843	Consolidated partnerships – notes payable (Note 15)(2)

(1)	While not collateral, these assets economically defease the preferred shares.
(2)	Assets are restricted solely to satisfy the debt obligations. Debt is non-recourse to the Company.
(3)	Included in a collateralized debt obligation and assets are restricted solely to satisfy those obligations. Debt is non-recourse to the Consolidated Partnership and the Company.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – Available-for-Sale Investments

The table below provides the components of available-for-sale investments as of the dates presented:

(in thousands)	June 30, 2009	December 31, 2008

Freddie Mac Certificates:
Series A-1	$288,102	$335,047
Series B	97,219	123,122
Mortgage revenue bonds	282,215	69,217
Retained CMBS certificates	10,882	7,313
CMBS	2,193	2,550
Syndicated corporate debt	1,948	1,964
Total	$682,559	$539,213

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

Series A-1

Information with respect to the Series A-1 Freddie Mac Certificates is as follows:

(in thousands)	June 30, 2009	December 31, 2008
Face amount	$377,500	$377,500
Gross unrealized gains	13,940	22,526
Fair value	391,440	400,026
Less: eliminations(1)	(103,338)	(64,979)
Consolidated fair value	$288,102	$335,047

(1)   A portion of the Series A-1 Certificates relate to re-securitized mortgage revenue bonds that were not reflected as sold. Accordingly, that portion is eliminated in consolidation. The change from December 31, 2008 resulted from re-recognition of the related mortgage revenue bonds during 2009 (see B. Mortgage Revenue Bonds below).

During each of the six months ended June 30, 2009 and 2008, we received $12.6 million in interest from the Series A-1 Freddie Mac Certificates; ($6.3 million during the second quarter of 2009 and 2008).

The preferred shares of Equity Issuer, including those not subject to mandatory repurchase (see our December 31, 2008 Form 10-K for a further description of these shares) entitle their holders to a claim on the cash flows of the Series A-1 Freddie Mac Certificates, and for economic purposes are defeased.

See Note 26 regarding the sale of certain of these investments in July 2009.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Series B

Information with respect to the Series B Freddie Mac Certificates is as follows:

(in thousands)	June 30, 2009	December 31, 2008
Face amount	$140,028	$140,028
Gross unrealized (losses) gains	(3,795)	6,696
Subtotal/fair value	136,233	146,724
Less: eliminations(1)	(39,014)	(23,602)
Consolidated fair value	$97,219	$123,122

(1)   A portion of the Series B Certificates relates to re-securitized mortgage revenue bonds that were not reflected as sold. Accordingly, that portion is eliminated in consolidation. The change from December 31, 2008 resulted from re-recognition of the related mortgage revenue bonds during 2009 (see B. Mortgage Revenue Bonds below).

Key fair value assumptions used in measuring the Series B Freddie Mac Certificates are provided in the table below:

	June 30, 2009		December 31, 2008

Weighted average discount rate	16.5%		16.5%
Constant prepayment rate of underlying collateral	90.0%		90.0%
Weighted average life of underlying collateral	10.7	years	10.9	years
Constant default rate of underlying collateral	2.0%		2.0%
Default severity rate	21.0%		10.0%

The fair value and the sensitivity on the fair value to immediate adverse changes in those assumptions are as follows:

(in thousands)	June 30, 2009
Fair value of Freddie Mac B Certificates	$97,219

Constant prepayment rate:
Fair value after impact of 5% increase	96,937
Fair value after impact of 10% increase	96,032

Discount rate:
Fair value after impact of 1% increase	93,247
Fair value after impact of 2% increase	89,558

Constant default rate:
Fair value after impact of 1% increase	85,332
Fair value after impact of 2% increase	74,183

Default severity rate:
Fair value after impact of 1% increase	96,482
Fair value after impact of 2% increase	95,744

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

During the six months ended June 30, 2009 and 2008, we received $13.0 million and $15.1 million, respectively, in interest from the Series B Freddie Mac Certificates ($6.5 million in the second quarter of 2009 and $7.8 million in the second quarter of 2008).

Projected remaining losses are estimated at 5.06% of the underlying securitization, including principal and interest.  At June 30, 2009, there were no actual losses in the underlying securitization.

The Series B Freddie Mac Certificates have all been in an unrealized loss position for less than twelve months.  In the first quarter of 2009, due to our expectation of increased severity of credit losses in the mortgage revenue bonds underlying the Series B Freddie Mac certificates, we reduced the projected cash flows we expect to receive over the life of the investment.  Accordingly, we recognized the resulting $8.5 million decrease in value as an impairment (see Note 20).  During 2009, further changes to these expectations resulted in unrealized losses and a further impairment in the first quarter.  As we intend to hold the investments and it is not likely that we will be required to sell them, we have concluded that the unrealized losses as of June 30, 2009, are temporary.

B.  Mortgage Revenue Bonds

The following table summarizes our mortgage revenue bond portfolio:

(in thousands)	June 30, 2009	December 31, 2008

Securitized:
Included in December 2007 re-securitization transaction and accounted for as financed	$657,157	$432,092
Included in other securitizations (Note 13)	49,469	49,642
Subtotal	706,626	481,734
Not securitized	8,111	9,525
Eliminations(1)	(432,522)	(422,042)
Total at fair value	$282,215	$69,217
(1) Certain bonds are recorded as liabilities on the balance sheets of consolidated partnerships and therefore eliminated in consolidation.

During the six months ended June 30, 2009, we re-recognized 35 mortgage revenue bonds in the 2007 re-securitization that had defaulted and/or had been placed in special servicing (26 in the second quarter).  As our role as servicer of the bonds allows us to repurchase those bonds (although we do not intend to) we re-recognized the bonds as assets at their aggregate fair value of $227.4 million ($168.9 million in the second quarter) and recognized a corresponding Freddie Mac secured financing liability (see Note 13).

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amortized cost basis of our portfolio of mortgage revenue bonds and the related unrealized gains and losses were as follows:

(in thousands)	June 30, 2009	December 31, 2008
Amortized cost basis	$726,961	$502,579
Gross unrealized gains	2,467	3,260
Gross unrealized losses	(14,691)	(14,580)
Subtotal/fair value	714,737	491,259
Less: eliminations(1)	(432,522)	(422,042)
Consolidated fair value	$282,215	$69,217
(1) Certain bonds are recorded as liabilities on the balance sheets of consolidated partnerships and therefore eliminated in consolidation.

For mortgage revenue bonds in an unrealized loss position, the fair value and gross unrealized losses, aggregated by length of time that individual bonds have been in a continuous unrealized loss position, is summarized in the table below:

(dollars in thousands)	Less than 12 Months	12 Months or More	Total
June 30, 2009
Number	17	12	29
Fair value	$65,878	$158,341	$224,219
Gross unrealized losses	$12,397	$2,294	$14,691
December 31, 2008
Number	17	12	29
Fair value	$50,596	$158,733	$209,329
Gross unrealized losses	$12,315	$2,265	$14,580

Unrealized losses greater than 12 months are primarily a result of unamortized yield adjustments related to the bonds and unrealized losses less than 12 months are primarily due to liquidity discount as a result of market conditions, and we believe are not necessarily reflective of the operating performance of the assets.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

C.  Retained CMBS Certificates

Retained CMBS certificates are not direct investments in CMBS, but rather investments in the debt of trusts that hold CMBS investments.  Retained CMBS certificates we hold for our own account are comprised of the following classes:

(dollars in thousands)	Face Amount	Purchase Cost	Accreted Cost(1)	Unrealized Gain	Unrealized Loss(1)	Fair Value	Percentage of Fair Value
June 30, 2009 Security rating:
BBB- interest only	$--	$24,612	$2,216	$4,020	$--	$6,236	57.3%
CC	100,867	38,391	40,839	--	(36,562)	4,277	39.3%
D	25,859	3,201	11	119	--	130	1.2%
Non-rated	27,667	8,639	1,271	--	(1,133)	138	1.3%
Non-rated interest only	--	581	--	101	--	101	0.9%
Total	$154,393	$75,424	$44,337	$4,240	$(37,695)	10,882	100.0%
December 31, 2008 Security rating:
AAA interest only	$--	$24,612	$2,328	$--	$--	$2,328	31.8%
CCC-	119,671	40,466	40,565	--	(36,024)	4,541	62.1
D	15,240	1,126	--	152	--	152	2.1
Non-rated	29,147	8,639	1,477	--	(1,185)	292	4.0
Non-rated interest only	--	581	--	--	--	--	--
Total	$164,058	$75,424	$44,370	$152	$(37,209)	$7,313	100.0%

(1)
The unrealized losses presented above do not include cumulative impairment write-downs of $10.7 million at June 30, 2009 and December 31, 2008 due to credit losses related to the underlying assets.  Accreted cost is shown net of this amount.

At June 30, 2009 and December 31, 2008, the rated interest only certificates had a notional amount of $465.7 million.  At June 30, 2009 and December 31, 2008, the non-rated interest only certificates had a combined notional amount of $190.9 million and $192.4 million, respectively.

For retained CMBS certificates in an unrealized loss position, the fair value and gross unrealized losses, aggregated by length of time that individual investments have been in a continuous unrealized loss position, is summarized in the table below:

(dollars in thousands)	Less than 12 Months	12 Months or More	Total
June 30, 2009
Number	--	13	13
Fair value	$--	$4,415	$4,415
Gross unrealized losses	$--	$37,695	$37,695
December 31, 2008
Number	10	9	19
Fair value	$4,093	$3,220	$7,313
Gross unrealized losses	$25,218	$11,991	$37,209

The unrealized losses are due to liquidity discount as a result of market conditions and we believe do not reflect the credit quality of the underlying assets.  We have the intent to hold these investments until recovery and it is not likely that we will be required to sell them; as such, we have concluded that the decreases in fair value are temporary.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At June 30, 2009, we estimated fair value using a constant default rate (“CDR”) of 3.0%.  The other key assumptions used in measuring fair value and the sensitivity of the current fair value of the retained CMBS certificates to potential adverse changes are as follows:

			Expected Credit Loss		Discount Rate Applied to Cash Flows
(dollars in thousands)	Weighted Average Life (yrs)	Discount Rate applied to Cash Flows	4.0% CDR	5.0% CDR	10.0% Adverse Change	20.0% Adverse Change

Security rating:
BBB- interest only	4.42	61.49%	$6,234	$6,244	$5,677	$5,208
CC	6.71	40.18	3,015	2,333	3,068	2,753
D	0.13	--	--	--	--	--
Non-rated	1.48	--	109	24	57	29
Non-rated interest only	8.75	32.38	145	103	86	52

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

The certificates either have a stated rate of 4.0% or they are residual certificates with no stated rate.  The interest rates actually collected on the principal classes range from zero to 9.49% and from zero to 0.73% on the interest only class.  During the six months ended June 30, 2009 and 2008, we received interest of $4.8 million and $6.8 million, respectively, from the retained CMBS certificates ($1.8 million in the second quarter of 2009 and $3.2 million in the second quarter of 2008).

Delinquencies on the collateral loans underlying the retained CMBS certificates totaled 2.4% at June 30, 2009.  At June 30, 2009, actual losses to date were 6.0% of the underlying CMBS bonds, and projected remaining losses are estimated at 14.6% of the underlying CMBS bonds.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

D.  CMBS

CMBS investments we hold for our own account were comprised of the following:

(dollars in thousands)	Face Amount	Purchase Cost	Accreted Cost(1)	Unrealized Gain	Unrealized Loss(1)	Fair Value	Percentage of Fair Value
June 30, 2009 Security rating:
BB+	$3,898	$2,244	$2,385	$--	$(2,099)	$286	13.0%
BB	3,898	2,097	2,243	--	(1,977)	266	12.1
BB-	3,898	1,959	2,109	--	(1,866)	243	11.1
B+	10,395	4,308	505	16	--	521	23.8
B	2,599	542	126	--	(22)	104	4.7
B-	6,698	1,375	679	--	(439)	240	10.9
Non-rated	25,819	5,269	3,063	--	(2,530)	533	24.4
Total	$57,205	$17,794	$11,110	$16	$(8,933)	2,193	100.0%
December 31, 2008 Security rating:
BB+	$3,898	$2,244	$2,336	$--	$(2,063)	273	10.7%
BB	3,898	2,097	2,191	--	(1,918)	273	10.7
BB-	3,898	1,959	2,056	--	(1,783)	273	10.7
B+	10,395	4,308	4,365	--	(3,846)	519	20.4
B	2,599	542	520	--	(390)	130	5.1
B-	6,698	1,375	1,321	--	(1,014)	307	12.0
Non-rated	25,819	5,269	4,968	--	(4,193)	775	30.4
Total	$57,205	$17,794	$17,757	$--	$(15,207)	$2,550	100.0%

(1)
The unrealized losses presented above do not include cumulative impairment write-downs of $6.6 million at June 30, 2009 due to credit losses related to the underlying assets (see Note 20).  Accreted cost is shown net of this amount.

For CMBS investments in an unrealized loss position, the fair value and gross unrealized losses, aggregated by length of time that individual investments have been in a continuous unrealized loss position, is summarized in the table below:

(dollars in thousands)	Less than 12 Months	12 Months or More	Total
June 30, 2009
Number	3	5	8
Fair value	$457	$1,215	$1,672
Gross unrealized losses	$123	$8,810	$8,933
December 31, 2008
Number	9	--	9
Fair value	$2,550	$--	$2,550
Gross unrealized losses	$15,207	$--	$15,207

The unrealized losses on CMBS are due to liquidity discount as a result of market conditions, and we believe do not reflect the credit quality of the underlying assets.  We have the intent to hold these investments until recovery and it is not likely that we will be required to sell them; as such, we have concluded that the decreases in fair value are temporary.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the six months ended June 30, 2009, we recognized a $6.6 million other-than-temporary impairment (all in the first quarter) related to CMBS investments we hold for our own account due to credit losses within the CMBS trusts (see Note 20).

NOTE 7 – Equity Method Investments

The table below provides the components of equity method investments as of the dates presented:

(in thousands)	June 30, 2009	December 31, 2008
Equity interests in tax credit partnerships	$7,075	$31,367

We acquire interests in entities that own tax credit properties.  We hold these investments on a short-term basis for inclusion in future Affordable Housing group investment fund offerings.  We expect to recapture our costs in such investments from the proceeds when the investment fund has closed.

During the six months ended June 30, 2009, we recorded charges of $7.3 million ($0.4 million in the second quarter) to write down the value of our equity interest in three tax credit partnerships as we expect to sell or dispose of these equity interests by the end of 2009 for less than our basis.  We recognized the other-than-temporary declines in value as equity losses.  The balance of the decline during the period relates to equity interests sold to Tax Credit Fund Partnerships, net of investments we assumed upon acquiring the equity interest in a fund we had sponsored (see also Note 17).  We expect to sell these incremental investments as opportunities arise.

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

NOTE 8 – Other Investments

The table below provides the components of other investments as of the dates presented:

(in thousands)	June 30, 2009	December 31, 2008
Mortgage loans held for sale(1)	$19,357	$46,912
Mortgage loans held for investment(2)	8,517	10,792
Stabilization escrow	53,715	72,397
Miscellaneous investments	2,585	4,126
Total	$84,174	$134,227
(1) Net of deferred origination fees (2) Net of valuation allowance of $1.5 million in 2009 and $1.7 million in 2008.

A.  Mortgage Loans Held for Sale

Mortgage loans held for sale include originated loans pre-sold to government sponsored entities, such as Federal National Mortgage Association (“Fannie Mae”), Freddie Mac and Government National Mortgage Association (“GNMA”) under contractual sale obligations that normally settle within 30 days of origination.  Mortgage loans held for sale can differ widely from period to period depending on the timing and size of originated mortgages and variances in holding periods prior to sale.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

B.  Stabilization Escrow

(in thousands)	June 30, 2009	December 31, 2008
Cash balance	$62,796	$84,503
Present value discount net of eliminations and accumulated amortization	(9,081)	(12,106)
Total	$53,715	$72,397

During the six months ended June 30, 2009, we received $21.9 million in cash ($9.8 million in the second quarter) as a result of escrow releases (due to construction completion and/or stabilization of the underlying properties) and interest income on the balance.  In July 2009, we received an additional $8.5 million release based upon stabilization of additional properties.

NOTE 9 – Goodwill and Intangible Assets, Net

The table below provides the components of goodwill and intangible assets, net as of the dates presented:

(in thousands)	June 30, 2009	December 31, 2008

Goodwill	$248,978	$248,978
Other intangible assets, net	29,886	37,189
Mortgage servicing rights, net	63,262	65,599
Total	$342,126	$351,766

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A. Other Intangible Assets, Net

The components of other intangible assets, net as of the dates presented are provided below:

(dollars in thousands)	Estimated Useful Life (in Years)	Gross Carrying Amount		Accumulated Amortization		Net
		June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Amortized intangible assets:
Transactional relationships	5.3	$103,000	$103,000	$99,904	$97,028	$3,096	$5,972
Partnership service contracts	5.6	26,521	44,421	17,014	31,744	9,507	12,677
General partner interests	7.0	13,521	13,521	5,042	4,030	8,479	9,491
Joint venture developer relationships	--	--	4,800	--	4,800	--	--
Mortgage banking broker relationships and approvals(1)	4.0	1,632	1,080	1,074	829	558	251
Weighted average life/subtotal	5.3	144,674	166,822	123,034	138,431	21,640	28,391
Unamortized intangible assets:
Mortgage banking licenses and approvals with no expiration(1)		8,246	8,798	--	--	8,246	8,798
Total		$152,920	$175,620	$123,034	$138,431	$29,886	$37,189

(1)
During 2009, we reevaluated the useful lives of certain mortgage banking business approvals and determined that they have finite useful lives.  Accordingly we began amortizing the assets and have reclassified them in the table above.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Amortization expense	$3,720	$3,647	$7,303	$7,187

B. Mortgage Servicing Rights

The components of the change in MSRs were as follows:

(in thousands)

Balance at January 1, 2009	$65,599
MSRs capitalized	4,656
Amortization	(6,993)
Balance at June 30, 2009	$63,262

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

While the balances above reflect our policy to record MSRs initially at fair value and amortize those amounts, presented below is information regarding the fair value of the MSRs.  The fair value and significant assumptions used in estimating it were as follows:

June 30, 2009
Fair value of MSRs	$75,932
Weighted average discount rate	17.92%
Weighted average pre-pay speed	9.37%
Weighted average lockout period (years)	4.5
Weighted average default rate	1.07%
Cost to service loans	$2,197
Acquisition cost (per loan)	$1,476

The table below illustrates hypothetical fair values of MSRs, caused by assumed immediate changes to key assumptions which are used to determine fair value.

(in thousands)	June 30, 2009

Prepayment speed:
Fair value after impact of 10% adverse change	$75,293
Fair value after impact of 20% adverse change	74,664

Discount rate:
Fair value after impact of 10% adverse change	71,674
Fair value after impact of 20% adverse change	67,995

Default rate:
Fair value after impact of 10% adverse change	75,829
Fair value after impact of 20% adverse change	75,733

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

Servicing fees we earned as well as those received with respect to the December 2007 re-securitization transaction (all of which are included in “Fee Income” in our Condensed Consolidated Statements of Operations) were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Total servicing fees	$5,267	$5,330	$10,716	$11,143
Servicing fees from securitized assets (included in total servicing fees)	$249	$333	$459	$671

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – Deferred Costs and Other Assets, Net

The table below provides the components of deferred costs and other assets, net as of the dates presented:

(in thousands)	June 30, 2009	December 31, 2008
Deferred financing and other costs	$34,294	$34,673
Less: Accumulated amortization	(20,120)	(11,879)
Net deferred costs	14,174	22,794
Cash collateral	75,970	75,970
Interest receivable, net	5,078	4,885
Fees receivable, net	4,098	4,585
Furniture, fixtures and leasehold improvements, net	3,115	3,588
Other	6,129	23,857
Total	$108,564	$135,679

NOTE 11 – Assets of Consolidated Partnerships

Financial information presented for June 30, 2009, for the Tax Credit Fund and Property Partnerships is as of March 31, 2009, the most recent date for which information is available.  Similarly, the financial information presented for December 31, 2008, for those partnerships is as of September 30, 2008. Information with respect to the CMBS Fund Partnerships and High-Yield Debt Fund Partnership is as of the dates shown.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below provides the components of assets of consolidated partnerships as of the dates presented:

	June 30, 2009			December 31, 2008
(in thousands)	Tax Credit Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total	Tax Credit Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total
Available-for-sale
CMBS	$--	$168,568	$168,568	$--	$182,828	$182,828
Retained CMBS certificates	--	9,726	9,726	--	9,867	9,867
CDO debt and equity	--	24,341	24,341	--	33,189	33,189
Syndicated corporate debt	22,427	--	22,427	47,858	--	47,858
	22,427	202,635	225,062	47,858	225,884	273,742
Held to maturity
Retained CMBS certificates	--	301,719	301,719	--	288,960	288,960
Equity method
Equity interests in tax credit properties	3,741,971	--	3,741,971	4,234,251	--	4,234,251
Other
Mortgage loans held for investment, net	--	144,037	144,037	--	200,611	200,611
Total investments held by consolidated partnerships	3,764,398	648,391	4,412,789	4,282,109	715,455	4,997,564
Land, buildings and improvements, net	683,923	87,920	771,843	697,422	--	697,422
Other assets	308,388	60,786	369,174	309,962	63,970	373,932
Total other assets of consolidated partnerships	992,311	148,706	1,141,017	1,007,384	63,970	1,071,354
Total assets	$4,756,709	$797,097	$5,553,806	$5,289,493	$779,425	$6,068,918

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.  CMBS, Available-for-Sale

The CMBS Fund and High-Yield Debt Fund Partnerships invest in and hold CMBS investments.  Available-for-Sale CMBS investments held by these partnerships comprised the amounts noted below:

(dollars in thousands)	Face Amount	Purchase Cost	Accreted Cost(1)	Unrealized Gain	Unrealized Loss(1)	Fair Value	Percentage of Fair Value
June 30, 2009
Security Rating:
BBB+	$17,000	$17,000	$17,000	$--	$(16,912)	$88	0.1%
BBB	63,036	54,840	55,833	--	(47,506)	8,327	4.9
BBB-	185,393	166,281	169,168	--	(149,964)	19,204	11.4
BB+	168,242	138,141	142,214	--	(126,803)	15,411	9.1
BB	220,117	174,822	177,513	4	(159,192)	18,325	10.9
BB-	185,044	130,310	131,136	26	(114,880)	16,282	9.7
B+	198,326	140,536	130,809	75	(115,631)	15,253	9.0
B	142,231	85,331	69,474	390	(61,241)	8,623	5.1
B-	202,590	126,189	101,664	338	(87,715)	14,287	8.5
CCC+	163,398	114,143	81,217	103	(71,172)	10,148	6.0
CCC	176,495	124,737	62,363	--	(49,983)	12,380	7.3
CCC-	123,809	69,962	37,776	210	(31,476)	6,510	3.9
CC	144,273	94,769	60,405	353	(53,599)	7,159	4.2
C	21,972	13,803	1,548	--	(1,278)	270	0.2
D	20,478	10,300	--	--	--	--	--
Non-rated	959,430	323,228	97,785	443	(81,927)	16,301	9.7
Total	$2,991,834	$1,784,392	$1,335,905	$1,942	$(1,169,279)	$168,568	100.0%
December 31, 2008
Security Rating:
BBB+	$17,000	$17,000	$17,000	$--	$(16,150)	$850	0.4%
BBB	86,139	74,530	75,469	--	(67,376)	8,093	4.4
BBB-	300,620	267,367	271,091	--	(241,856)	29,235	16.0
BB+	309,286	252,025	258,069	--	(221,171)	36,898	20.2
BB	288,641	230,680	237,147	--	(214,784)	22,363	12.2
BB-	302,145	211,989	221,542	--	(199,743)	21,799	11.9
B+	286,434	184,166	186,724	--	(169,866)	16,859	9.2
B	177,623	100,012	92,832	--	(83,504)	9,328	5.1
B-	209,746	93,553	84,471	--	(75,000)	9,470	5.2
CCC+	31,705	17,790	1,122	--	--	1,122	0.6
CCC	6,826	4,197	273	--	--	273	0.1
CCC-	16,239	7,855	4,869	--	(4,382)	487	0.3
Non-rated	967,247	323,228	232,729	--	(206,678)	26,051	14.4
Total	$2,999,651	$1,784,392	$1,683,338	$--	$(1,500,510)	$182,828	100.0%

(1)
Unrealized losses presented above do not include cumulative impairment write-downs of $429.8 million at June 30, 2009 and $96.0 million at December 31, 2008.  These impairments were primarily due to increased rates of anticipated default.  Accreted cost is shown net of these amounts.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For CMBS investments in an unrealized loss position, the fair value and gross unrealized losses, aggregated by length of time that individual investments have been in a continuous unrealized loss position, is summarized in the table below:

(dollars in thousands)	Less than 12 Months	12 Months or More	Total
June 30, 2009
Number	4	250	254
Fair value	$509	$137,911	$138,420
Gross unrealized losses	$1,100	$1,168,179	$1,169,279
December 31, 2008
Number	26	297	323
Fair value	$19,165	$158,655	$177,820
Gross unrealized losses	$71,714	$1,428,796	$1,500,510

The unrealized losses are due to liquidity discount as a result of market conditions and we believe do not reflect the credit quality of the underlying assets.  The CMBS Fund Partnerships have the intent to hold these investments until recovery.  Additionally, the Fund Partnerships generally have fixed-rate financing in place which is not dependent upon changes in market values of the underlying assets collateralizing such financing so it is not likely that they will be required to sell the investments; as such, we have concluded that the decreases in fair value are temporary.

B.  Retained CMBS Certificates, Available-for-Sale

The CMBS Fund Partnerships retain interests in certain securitized assets that they have sold, as well as others purchased in market transactions.  Investments in available-for-sale retained CMBS certificates held by these partnerships comprised the amounts noted below:

(dollars in thousands)	Face Amount	Purchase Cost	Accreted Cost(1)	Unrealized Gain	Unrealized Loss(1)	Fair Value	Percentage of Fair Value
June 30, 2009
Security Rating:
CC	$220,326	$124,183	$91,214	$531	$(82,986)	$8,759	90.1%
Non-rated	150,621	11,674	753	--	--	753	7.7
Non-rated interest only	--	5,863	3,657	96	(3,539)	214	2.2
Total	$370,947	$141,720	$95,624	$627	$(86,525)	$9,726	100.0%
December 31, 2008
Security rating:
CCC-	$220,326	$124,183	$90,534	$--	$(82,490)	$8,044	81.5%
Non-rated	158,680	11,674	1,587	--	--	1,587	16.1
Non-rated interest only	--	5,863	3,869	--	(3,633)	236	2.4
Total	$379,006	$141,720	$95,990	$--	$(86,123)	$9,867	100.0%

(1)
Unrealized losses presented above do not include cumulative impairment write-downs of $48.8 million at June 30, 2009 and $48.0 million at December 31, 2008.  One of the CMBS Fund Partnerships (which we refer to as “CMBS Fund I”) is scheduled to liquidate within the next two years and may not be able to hold the assets until recovery.  Accreted cost is shown net of these amounts.

At June 30, 2009 and December 31, 2008, the non-rated interest-only certificates had combined notional amounts of $1.4 billion.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For retained CMBS certificates in an unrealized loss position, the fair value and gross unrealized losses, aggregated by length of time that individual investments have been in a continuous unrealized loss position, is summarized in the table below:

(dollars in thousands)	Less than 12 Months	12 Months or More	Total
June 30, 2009
Number	2	3	5
Fair value	$118	$5,163	$5,281
Gross unrealized losses	$3,539	$82,986	$86,525
December 31, 2008
Number	2	3	5
Fair value	$236	$4,778	$5,014
Gross unrealized losses	$3,633	$82,490	$86,123

The unrealized losses are due to liquidity discount as a result of market conditions and we believe do not reflect the credit quality of the underlying assets.  The CMBS Fund Partnerships have the intent to hold these investments until recovery and it is not likely that they will be required to sell them; as such, we have concluded that the decreases in fair value are temporary.

At June 30, 2009, we estimated fair value using a CDR of 3.0%.  The other key assumptions used in measuring fair value and the sensitivity of the current fair value of the retained CMBS certificates to potential adverse changes, were as follows:

			Expected Credit Loss		Discount Rate Applied to Cash Flows
(dollars in thousands)	Weighted Average Life (yrs)	Discount Rate applied to Cash Flows	4.0% CDR	5.0% CDR	10.0% Adverse Change	20.0% Adverse Change

Security rating:
CC	16.84	40.44%	$6,725	$5,327	$7,930	$7,486
Non-rated	1.48	--	592	128	309	159
Non-rated interest only	11.11	0.01	108	94	118	117

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

The certificates have either a stated rate of 4.0% or are residual certificates with no stated rate.  The interest rates actually collected on the principal classes range from 1.48% to 4.28% and from zero to 0.86% on the interest only certificates.  During the six months ended June 30, 2009 and 2008, the CMBS Fund Partnerships received interest of $7.8 million and $9.4 million, respectively, from the retained CMBS certificates ($3.8 million during the second quarter of 2009 and $4.7 million during the second quarter of 2008).  The lower amounts in 2009 are due in part to the reclassification of certain investments to held-to-maturity in October 2008 (see E. Retained CMBS Certificates, Held-to-Maturity later in this Note).

Delinquencies on the collateral loans underlying the retained CMBS certificates totaled 1.8% at June 30, 2009.  At June 30, 2009, actual losses to date were 4.7% of the underlying CMBS bonds, and projected remaining losses are estimated at 21.1% of the underlying CMBS bonds.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

C.  CDO Debt and Equity, Available-for-Sale

The High-Yield Debt Fund Partnership invests in trusts that hold commercial real estate loans and issue CDOs.  CDO debt and equity investments held by this partnership comprised the amounts noted below:

(dollars in thousands)	Face Amount	Purchase Cost	Accreted Cost(1)	Unrealized Gain	Unrealized Loss(1)	Fair Value	Percentage of Fair Value
June 30, 2009
Security rating:
BBB	$9,837	$9,442	$1,426	$--	$--	$1,426	5.9%
BBB-	12,495	11,923	1,816	--	--	1,816	7.5
BB+	19,708	17,901	1,598	--	--	1,598	6.6
BB	8,728	7,821	91	--	--	91	0.3
BB-	5,699	4,975	28	--	--	28	0.1
B+	10,665	9,247	53	--	--	53	0.2
B	7,254	6,286	36	--	--	36	0.1
B-	20,769	19,090	6,549	--	(3,975)	2,574	10.6
CCC+	22,800	22,140	3,867	72	--	3,939	16.2
CCC	14,488	14,041	2,527	153	--	2,680	11.0
CCC-	20,900	20,266	2,500	2,535	(1,403)	3,632	14.9
Non-rated	118,576	101,890	44,207	159	(37,898)	6,468	26.6
Total	$271,919	$245,022	$64,698	$2,919	$(43,276)	$24,341	100.0%
December 31, 2008
Security rating:
BBB	$9,750	$9,442	$9,468	$--	$(8,006)	$1,462	4.4%
BBB-	28,550	30,716	17,793	--	(13,958)	3,835	11.6
BB+	42,300	40,041	20,765	--	(15,689)	5,076	15.3
BB	17,413	16,342	8,938	--	(6,848)	2,090	6.3
BB-	11,325	10,495	5,708	--	(4,349)	1,359	4.1
B+	18,575	17,068	10,144	--	(8,286)	1,858	5.6
B	7,124	6,286	6,343	--	(5,631)	712	2.1
B-	17,325	16,472	5,341	1,404	(5,012)	1,733	5.2
Non-rated	118,576	101,890	102,825	--	(87,761)	15,064	45.4
Total	$270,938	$248,752	$187,325	$1,404	$(155,540)	$33,189	100.0%

(1)
Unrealized losses do not include cumulative impairment write-downs of $155.1 million at June 30, 2009 and $58.0 million at December 31, 2008, recorded in the High-Yield Debt Fund Partnership.  The impairments were primarily due to increased rates of expected default within both of the CDOs.  Accreted cost is shown net of this amount.

For CDO debt and equity investments in an unrealized loss position, the fair value and gross unrealized losses, aggregated by length of time that individual investments have been in a continuous unrealized loss position, is summarized in the table below:

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(dollars in thousands)	Less than 12 Months	12 Months or More	Total
June 30, 2009
Number	3	5	8
Fair value	$2,552	$7,290	$9,842
Gross unrealized losses	$245	$43,031	$43,276
December 31, 2008
Number	9	5	14
Fair value	$18,223	$3,286	$21,509
Gross unrealized losses	$112,508	$43,032	$155,540

The unrealized losses are due to liquidity discount as a result of market conditions and we believe are not reflective of the credit quality of the underlying assets.  The High-Yield Debt Fund Partnership has the intent to hold these investments until recovery and it is not likely that it will be required to sell them; as such, we have concluded that the decreases in fair value are temporary.

D. Syndicated Corporate Debt

The Tax Credit Fund Partnerships invest in and hold high-grade corporate bonds and notes in order to utilize cash balances prior to required dates of contribution to property partnership investments.  The investments are sold depending on the timing of those cash needs and the level of these investments will vary accordingly.

The amortized cost basis of these investments and the related unrealized gains and losses were as follows:

(in thousands)	June 30, 2009	December 31, 2008
Amortized cost basis	$21,689	$47,086
Gross unrealized gains	823	847
Gross unrealized losses	(85)	(75)
Fair value	$22,427	$47,858

As of June 30, 2009, the unrealized loss represents one investment which has been in an unrealized loss position for more than 12 months.  As of December 31, 2008, it had been in an unrealized loss position for less than 12 months.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

E.  Retained CMBS Certificates, Held-to-Maturity

Investments in held-to-maturity retained CMBS certificates held by these partnerships comprised the amounts noted below:

(dollars in thousands)	Face Amount	Purchase Cost	Carrying Value (Accreted Cost)	Unrealized Gain	Unrealized Loss	Fair Value	Percentage of Fair Value
June 30, 2009
Security rating:
AA	$54,800	$55,639	$47,963	$--	$(24,674)	$23,289	20.5%
AA-	56,817	49,885	49,040	--	(26,968)	22,072	19.5
BBB+	66,600	63,897	53,254	--	(35,488)	17,766	15.6
BBB	20,500	21,522	15,296	--	(9,809)	5,487	4.8
BBB-	41,900	39,923	30,147	--	(21,735)	8,412	7.4
BB+	44,600	46,886	29,953	--	(19,459)	10,494	9.2
BB	43,700	42,381	26,740	--	(18,708)	8,032	7.1
BB-	58,600	63,556	34,303	--	(20,277)	14,026	12.3
B+	36,000	32,315	15,023	--	(10,894)	4,129	3.6
Total	$423,517	$416,004	$301,719	$--	$(188,012)	$113,707	100.0%
December 31, 2008
Security rating:
AAA	$147,900	$142,631	$121,724	$--	$(90,149)	$31,575	66.8%
AA+	51,100	48,312	37,403	--	(32,908)	4,495	9.6
AA	15,400	16,514	10,728	--	(9,958)	770	1.6
A+	62,600	62,723	41,275	--	(38,145)	3,130	6.6
A	66,500	73,006	39,518	--	(36,193)	3,325	7.0
A-	30,700	28,054	17,505	--	(15,970)	1,535	3.2
BBB+	49,600	44,764	20,807	--	(18,327)	2,480	5.2
Total	$423,800	$416,004	$288,960	$--	$(241,650)	$47,310	100.0%

For retained CMBS certificates in an unrealized loss position, the fair value and gross unrealized losses, aggregated by length of time that individual investments have been in a continuous unrealized loss position, is summarized in the table below:

(dollars in thousands)	Less than 12 Months	12 Months or More	Total
June 30, 2009
Number	1	13	14
Fair value	$22,072	$91,635	$113,707
Gross unrealized losses	$26,968	$161,044	$188,012
December 31, 2008
Number	5	9	14
Fair value	$8,145	$39,165	$47,310
Gross unrealized losses	$69,824	$171,826	$241,650

The unrealized losses are due to liquidity discount as a result of market conditions and we believe do not reflect the credit quality of the underlying assets.  The CMBS Fund Partnerships have the intent to hold these investments until recovery and it is not likely that they will be required to sell them; as such, we have concluded that the decreases in fair value are temporary.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At June 30, 2009, we estimated fair value using a CDR of 3.0%.  The other key assumptions used in measuring the fair value in the table above and the sensitivity of the fair value of the retained CMBS certificates to potential adverse changes, were as follows:

			Expected Credit Loss		Discount Rate Applied to Cash Flows
(dollars in thousands)	Weighted Average Life (yrs)	Discount Rate applied to Cash Flows	4.0% CDR(1)	5.0% CDR(1)	10.0% Adverse Change	20.0% Adverse Change

Security rating:
AA	2.7	35.80	$18,672	$17,798	$16,742	$14,466
AA-	3.12	32.24	17,281	16,507	15,463	13,263
BBB+	4.24	21.11	12,448	11,065	11,134	9,112
BBB	4.01	21.28	3,906	3,761	3,537	2,925
BBB-	5.99	16.38	6,148	5,780	5,301	4,426
BB+	5.12	19.30	8,080	7,306	6,826	5,723
BB	8.66	15.83	5,999	5,171	5,441	4,683
BB-	6.66	20.28	9,776	8,119	9,477	8,082
B+	21.14	10.34	3,294	2,865	3,391	3,114
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

The certificates either have a stated rate of 4.0% or are residual certificates with no stated rate.  The interest rate actually collected on the principal classes ranges from 3.92% to 8.74%.  During the six months ended June 30, 2009, consolidated partnerships received interest of $13.0 million from the retained CMBS Certificates ($6.5 million during the second quarter of 2009). The CMBS Fund Partnerships had no investments classified as held-to-maturity in the first half of 2008.

At June 30, 2009, there were no delinquencies on the collateral loans underlying the retained certificates, no actual losses to date in the underlying CMBS bonds and no projected remaining losses in the underlying CMBS bonds.

F.  Equity Interests in Tax Credit Properties and Due to Property Partnerships

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

See Note 21 regarding the foreclosure of two tax credit properties and the resulting loss as well as impairments recognized for the decline in value of tax credits.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

G.  Mortgage Loans Held for Investment

The High-Yield Debt Fund Partnership invests in various types of loans.  Information regarding these loans is presented in the table below:

(dollars in thousands)	Carrying Value(1)	Allocation by Product Type	Yield(2)
June 30, 2009 Product Type:
Bridge loans, variable rate	$2,017	1.4%	4.23%
Bridge loans, fixed rate	4,695	3.3	7.03
Subordinated notes, variable rate	67,044	46.5	5.11
Subordinated notes, fixed rate	3,288	2.3	33.6
Mezzanine loans, variable rate	34,772	24.1	4.62
Mezzanine loans, fixed rate	30,977	21.5	14.16
First mortgage, variable rate	1,244	0.9	3.82
Total/Average	$144,037	100.0%	7.63%
December 31, 2008 Product Type:
Bridge loans, variable rate	$3,308	1.6%	4.43%
Bridge loans, fixed rate	8,525	4.2	7.71
Subordinated notes, variable rate	65,364	32.6	5.59
Subordinated notes, fixed rate	14,191	7.1	7.74
Mezzanine loans, variable rate	46,116	23.0	3.47
Mezzanine loans, fixed rate	61,822	30.8	7.10
First mortgage, variable rate	1,285	0.7	5.50
Total/Average	$200,611	100.0%	5.75%
(1) Net of valuation allowance. (2) Represents the effective yield for loans as of the dates presented.

The carrying value of the portfolio reflects a valuation allowance for the impairment of certain loans primarily due to deterioration of the operating performance of the underlying properties.

(in thousands)	Accreted Cost	Valuation Allowance	Carrying Value

June 30, 2009

Impaired loans	$137,772	$(118,690)	$19,082
Loans not impaired	124,955	-	124,955
Total	$262,727	$(118,690)	$144,037

December 31, 2008

Impaired loans	$112,381	$(98,244)	$14,137
Loans not impaired	186,474	--	186,474
Total	$298,855	$(98,244)	$200,611

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of the change in the valuation allowance were as follows:

(in thousands)

Balance at January 1, 2009	$98,244
Additions charged to statement of operations(1)	54,195
Direct charge offs net of recoveries	(33,749)
Balance at June 30, 2009	$118,690
(1) Included in “loss on impairment of assets of consolidated partnerships” (see Note 21).

H. Land, Buildings and Improvements, net

In 2009, the High Yield Debt Fund Partnership recognized real estate owned in relation to properties upon which it had foreclosed.  Although the fund does not intend to hold the properties indefinitely, the properties are classified as “held-and-used” as it is not likely a sale will transpire within one year of foreclosure.  The properties were recorded at estimated fair value and are being depreciated over their estimated useful lives.

NOTE 12 – Notes Payable

The table below provides the components of notes payable as of the dates presented:

(in thousands)	Interest Rate at June 30, 2009	June 30, 2009	December 31, 2008
Term loan	4.81%	$33,374	$68,884
Revolving credit facility	6.31	208,000	228,000
Mortgage banking warehouse line	3.06	7,988	32,229
Multifamily ASAP plus facility	1.20	11,462	14,869
CMBS term loan	20.00	7,633	13,846
Other	--	--	233
Total		$268,457	$358,061

A. Mortgage Banking Warehouse Line

During 2009, we entered into an amendment to our mortgage banking warehouse line which extended the maturity date to September 28, 2009 and reduced the capacity from $150.0 million to $100.0 million.

B. Covenants

As of June 30, 2009, we believe we were in compliance with the financial covenants required by our facilities.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 – Financing Arrangements and Secured Financing

The table below provides the components of financing arrangements and secured financing as of the dates presented:

(in thousands)	June 30, 2009	December 31, 2008
Freddie Mac secured financing	$535,406	$348,989
Bond securitizations	61,296	62,424
Total	$596,702	$411,413

Freddie Mac Secured Financing

The Freddie Mac secured financing liability relates to mortgage revenue bonds that we re-securitized with Freddie Mac but for which the transaction was not recognized as a sale.  The liability relates to bonds which are within our “effective control” and, therefore, we may remove the bond from the securitization even if we do not intend to do so.  Such “effective control” may result when a subsidiary controls the general partner of the underlying property partnership or may exercise the right to assume such control, or our role as servicer of the bonds would allow us to foreclose on a bond in default or special servicing.

As of June 30, 2009, 35 of these mortgage revenue bonds had defaulted and/or had been placed in special servicing, providing us such “effective control”.  Although we do not intend to reacquire the bonds, we re-recognized them as assets (see Note 6) and recognized a corresponding liability. The mortgage revenue bonds and related liability would be de-recognized should the default be cured and/or the bonds are no longer in special servicing.

NOTE 14 – Accounts Payable, Accrued Expenses and Other Liabilities

The table below provides the components of accounts payable, accrued expenses and other liabilities as of the dates presented:

(in thousands)	June 30, 2009	December 31, 2008
Deferred revenues	$57,288	$69,516
Lease termination costs	51,965	2,523
Transactions costs payable	30,414	30,414
Accounts payable	5,679	16,804
Interest rate swaps at fair value (Note 23)	23,083	40,525
Salaries and benefits payable	12,280	11,781
Distributions payable	2,094	2,094
Accrued fund organization and offering expenses	6,099	6,306
Accrued interest payable	3,735	4,712
Income tax reserves	2,543	2,484
Mortgage loan loss sharing reserve	18,516	13,116
Other	10,352	18,305
Total	$224,048	$218,580

A.  Accrued Lease Termination Costs

Accrued lease termination costs pertain to office leases of spaces we no longer use in operations.  The additions in 2009 pertain to office space that we had the right to occupy in May 2008.  While we intended to use the space and had the right to use the property, the space was never occupied.  In June 2009, we entered into a sublease agreement with the landlord that allows them to lease the property, forfeiting our right to occupy the space.  In accordance with SFAS No. 13, Accounting for Leases, we had recognized rent expense beginning in May 2008 on a straight-line basis including periods of rent concessions and had not paid any costs pertaining to the lease as of June 30, 2009.  The fair value of the liability was calculated based on the present value of the future lease payments (net of anticipated sublease income based on current market rates). The full amount accrued pertaining to the lease was re-characterized as part of this lease termination accrual at the cease-use date.  Additionally, in connection with the sublease agreement, we settled an outstanding liability for improvements to the office space for $5.9 million less than we had accrued and expensed.  That excess was also recharacterized to the lease termination accrual. We are also negotiating with the landlord for full termination of the lease.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A roll forward of the lease termination costs (included within our Corporate segment) is as follows:

(in thousands)

Balance at January 1, 2009	$2,523
Additions charged to operations	28,356
Accretion of discounts charged to operations	78
Accrued costs re-characterized	21,691
Payments	(683)
Balance at June 30, 2009	$51,965

B.  Transaction Costs Payable

In connection with the December 2007 re-securitization transaction and the establishment of the Term Loan and Revolving Credit Facility, we incurred transaction costs that were not paid at the time of closing.  Under the terms of our Term Loan and Revolving Credit Facility amended in December 2008, we are limited to making $1.0 million in payments to the creditor in 2009 to reduce this payable.  We also entered into a forbearance agreement with the creditor whereby it agreed to forbear from suing for collection of this payable until December 31, 2009 provided we make the aforementioned payments during 2009. Amounts outstanding bear interest at 11.00% as of June 30, 2009.  Beginning in June 2009, amounts outstanding were also convertible into our common shares at the then current trading price upon not less than 61 days notice.  As of the date of this filing, the creditor has not provided us with any notice of intent to convert its receivable into our common shares.

C. Mortgage Loan Loss Sharing Reserve

In light of increasing default expectations in the portfolio of loans for which we have loss sharing agreements (see Note 26), we recorded $5.4 million of additional specific and general reserves in the quarter ended June 30, 2009.

NOTE 15 – Liabilities of Consolidated Partnerships

Financial information presented for June 30, 2009, for the Tax Credit Fund and Property Partnerships is as of March 31, 2009, the most recent date for which information is available.  Similarly, the financial information presented for December 31, 2008, for those partnerships is as of September 30, 2008. Information with respect to the CMBS Fund Partnerships and High-Yield Debt Fund Partnership is as of the dates shown.

The table below provides the components of liabilities of consolidated partnerships as of the dates presented:

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2009			December 31, 2008
(in thousands)	Tax Credit Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total	Tax Credit Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total
Financing arrangements	$--	$1,121,471	$1,121,471	$--	$1,121,475	$1,121,475
Notes payable	288,052	427,000	715,052	377,730	295,000	672,730
Repurchase agreements	--	19,851	19,851	--	39,125	39,125
Due to property partnerships	321,764	--	321,764	577,160	--	577,160
Other liabilities	196,945	19,563	216,508	192,508	16,156	208,664
Total liabilities	$806,761	$1,587,885	$2,394,646	$1,147,398	$1,471,756	$2,619,154

During the second quarter of 2009, the High-Yield Debt Fund Partnership reached an agreement with the lender of its repurchase agreement facility whereby all future cash flows from certain mortgage loan investments with an aggregate principal balance of $14.4 million are used to repay the outstanding debt.  All financial covenants were waived for the remainder of the term of this repurchase agreement which is scheduled to terminate in January 2010.  Notes payable for the High-Yield Debt Fund Partnership increased in 2009 in connection with the recognition of real estate owned (see Note 11).

Changes in the balances since December 31, 2008, are due to transactions undertaken in the ordinary course of business.

Due to Property Partnerships

The liability reflects the unfunded portion of capital commitments made by Tax Credit Fund Partnerships to acquire equity investments in property partnerships (see Note 11).  The decrease from December 31, 2008 relates to equity invested during the period.

NOTE 16 – Redeemable Securities

The table below provides the components of redeemable securities as of the dates presented:

(in thousands)	June 30, 2009			December 31, 2008
Series	Carrying Value	Number of Shares	Number of common shares if converted	Carrying Value	Number of Shares	Number of common shares if converted
CRA Shares equivalent to common shares:
Convertible Redeemable CRA Shares	$91,222	5,682	5,617	$89,273	5,682	5,617
Redeemable CRA Shares	4,751	271	--	4,668	271	--

Preferred CRA shares:
Convertible Redeemable CRA Preferred Shares	50,742	1,060	1,916	50,291	1,060	1,916
Redeemable CRA Preferred Shares	53,415	1,100	--	52,774	1,100	--

11.0% Cumulative Convertible Preferred Shares	129,298	11,208	12,198	129,373	11,214	12,205
Total	$329,428	19,321	19,731	$326,379	19,327	19,738

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.	Redeemable CRA Shares

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

Upon execution of these agreements, we reclassified the shares outside of permanent equity at fair value and subsequently, we amortize the difference between the fair value as of the execution date and the future redemption price.  The reclassification and amortization are recorded as charges to equity.  The charge to equity was $3.1 million and $14.0 million for the six months ended June 30, 2009 and 2008, respectively ($1.6 million and $2.1 million in the second quarter of 2009 and 2008, respectively).

B.	11.0% Cumulative Convertible Preferred Shares

In the second quarter of 2009, 6,286 of these shares were converted into 6,841 common shares.

C.	Dividends in Arrears

With the exception of dividends related to our Equity Issuer and REIT subsidiaries, under the Term Loan and Revolving Credit Facility (see Note 12), we are restricted from paying dividends on our shares.  As of June 30, 2009, dividends in arrears were $7.2 million for the 11.0% Cumulative Convertible Preferred Shares and $2.8 million for the Redeemable CRA Preferred Shares and Convertible Redeemable CRA Preferred Shares.

NOTE 17 – Non-controlling Interests

The table below provides the components of non-controlling interests as of the dates presented:

(in thousands)	June 30, 2009	December 31, 2008

Limited partners interests in consolidated partnerships	$3,614,618	$3,876,467
Preferred shares of a subsidiary (not subject to mandatory repurchase)(1)	104,000	104,000
Convertible Special Common Units (“SCUs”) of a subsidiary; 13,131 outstanding in 2009 and 2008	36,676	64,318
Convertible Special Common Interests (“SCIs”) of a subsidiary; 268 outstanding in 2009 and 2008	2,216	2,611
Other(2)	7,798	8,151
Total	$3,765,308	$4,055,547

(1)   For detail of the terms of these securities (as well as Preferred shares of a subsidiary (subject to mandatory repurchase) refer to the 2008 Form 10-K.
(2)   “Other” non-controlling interests primarily represent the 10% interest in Centerline Financial Holdings, LLC, (“CFH”) owned by Natixis Capital Markets North America, Inc. (“Natixis”).

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Income) loss allocated to non-controlling interests, net of tax, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Limited partners interests in consolidated partnerships	$725,140	$86,748	$1,018,880	$187,685
Preferred shares of a subsidiary (not subject to mandatory repurchase)	(1,557)	(1,557)	(3,113)	(3,113)
SCUs	17,860	2,683	26,934	12,616
SCIs	262	37	395	171
Other	(138)	293	(5)	383
Total	$741,567	$88,204	$1,043,091	$197,742

Redemptions and Capital Transactions

Holders of SCUs redeemed units as follows:

Six Months Ended June 30,	Number Redeemed	Common Shares Issued	Cash Paid

2008	166,120	166,120	$--

For any SCU redemptions, we also redeemed the special preferred voting shares related to the SCUs at their $0.01 per share redemption price.  There were no redemptions for the six months ended June 30, 2009.

In May 2009, we purchased the limited partnership interest in one of the credit intermediated funds that we had sponsored for a cash payment of $0.8 million.  The $7.0 million difference between the carrying value of the non-controlling interest that we acquired and the purchase price was credited to beneficial owners’ equity.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18 – Comprehensive Loss

The table below provides the components of comprehensive loss as of the dates presented (net of tax):

	Six months Ended June 30,
	2009			2008
(in thousands)	Centerline Holding Company	Non-Controlling Interests	Total	Centerline Holding Company	Non-Controlling Interests	Total
Net loss	$(80,226)	$(1,043,091)	$(1,123,317)	$(23,968)	$(197,742)	$(221,710)
Net unrealized gain (loss) on interest rate derivatives:
Unrealized gain (loss) during the period	--	--	--	548	(5,522)	(4,974)
Reclassification adjustment to net loss	10,972	13,024	23,996	--	2,625	2,625
Net unrealized gain (loss) on available-for-sale securities:
Unrealized gain (loss) during the period	(41,012)	(69,734)	(110,746)	(57,441)	(671,572)	(729,013)
Reclassification adjustment to net loss	6,058	409,991	416,049	16,582	21,989	38,571
Net unrealized gain (loss) on equity investees, net of amounts allocated to minority interests	21,126	2,598	23,724	(49,543)	(4,852)	(54,395)
Accretion of unrealized losses on held-to-maturity securities	--	9,328	9,328	--	--	--
Net unrealized gain (loss) of non-controlling interests in excess of minority interest balances	--	--	--	(241,073)	237,246	(3,827)
Reclassification adjustment to net loss	--	--	--	1,124	--	1,124
	$(83,082)	$(677,884)	$(760,966)	$(353,771)	$(617,828)	$(971,599)

Accumulated other comprehensive loss was comprised of the following as of the dates presented (net of tax):

(in thousands)	June 30, 2009	December 31, 2008

Derivatives	$(651)	$(11,623)
Available-for-sale securities	(131,397)	(96,443)
Equity investments	(120,219)	(141,345)
Net unrealized loss related to non-controlling interests(1)	(894,711)	(894,711)
Total	$(1,146,978)	$(1,144,122)
(1) Represents losses absorbed by controlling equity prior to the effective date of SFAS 160 as the balances of non-controlling interests had been reduced to zero.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 19 – General and Administrative Expenses

The table below provides the components of general and administrative expenses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Salaries and benefits	$18,055	$24,070	$37,083	$50,801
Other: Lease termination costs(1)	28,434	--	28,434	--
Professional fees	2,024	3,728	3,781	7,979
Tax credit fund origination and property acquisition	436	1,577	983	3,777
Rent expense	4,958	4,322	9,941	6,358
Bad debt reserve	1,540	1,138	3,960	1,638
Miscellaneous	5,791	8,390	11,694	16,574
Total	$61,238	$43,225	$95,876	$87,127
(1) See Note 14.

NOTE 20 – Loss on Impairment of Assets

The table below provides the components of loss on impairment of assets for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Available-for-sale investments (see Note 6):
Series B Freddie Mac certificates	$--	$7,668	$8,549	$7,668
Retained CMBS certificates	--	1,076	--	1,076
CMBS	--	--	6,592	--
Mortgage revenue bonds	--	4,096	--	10,928
Syndicated corporate debt	--	77	14	1,268
Other investments	311	500	311	500

Total	$311	$13,417	$15,466	$21,440

In accordance with FSP FAS 115-2 and 124-2, only the portion of OTTI of debt securities that pertains to actual or anticipated credit loss is recorded in the statement of operations unless we intend to sell an asset or may be required to do so.  We adopted the provisions of the FSP as of April 1, 2009.  There were no OTTIs since the date of adoption that are not reflected in the condensed consolidated statement of operations with respect to assets we hold for our own account.

A.  Series B Freddie Mac Certificates

In the first quarter of 2009 and the second quarter of 2008, our expectation of severity of credit losses in the mortgage revenue bonds underlying the Series B Freddie Mac certificates increased.  As a result, in each of those quarters, we reduced the projected cash flows we will receive over the life of the investment and, accordingly, recognized the resulting decrease in value as an impairment.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

B.  Retained CMBS Certificates

During the six months ended June 30, 2008, we recognized $1.1 million of OTTI (all in the second quarter) related to retained CMBS certificate investments we hold for our own account.  The impairment was due to losses related to the underlying assets.

C.  CMBS

During the six months ended June 30, 2009, we recognized $6.6 million of OTTI (all in the first quarter) related to CMBS investments we hold for our own account.  The impairment was due to expected increases in credit defaults in the associated CMBS trusts.

D.  Mortgage Revenue Bonds

During the six months ended June 30, 2008, we recognized $10.9 million of mortgage revenue bond impairment charges ($4.1 million in the second quarter). Of the amount recorded, $7.2 million represented an expected loss on the planned sale of two bonds.  The remaining $3.7 million related to one bond whose impairment resulted from substandard performance at the underlying property.

E.  Syndicated Corporate Debt

In 2008 and 2009, we recognized impairment charges for syndicated corporate debt investments due to market fluctuations for the securities for which we concluded that the declines in fair value were other-than-temporary because of our intent to sell the investments.  Most were sold by the end of 2008.

NOTE 21 – Revenues and Expenses of Consolidated Partnerships

Financial information presented for the three months and six months ended June 30, 2009 and 2008, for the Tax Credit Fund and Property Partnerships represents actual results for the three and six months ended March 31, 2009 and 2008, respectively, the most recent date for which information was available.  Information with respect to the CMBS Fund Partnerships and High-Yield Debt Fund Partnership is for the periods shown.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below provides the components of revenue and expenses of consolidated partnerships for the periods presented:

	Three Months Ended June 30,
	2009			2008
(in thousands)	Tax Credit Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total	Tax Credit Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total
Interest income	$677	$55,019	$55,696	$2,768	$61,492	$64,260
Rental income	18,144	7,370	25,514	19,067	--	19,067
Other revenues	338	570	908	641	93	734
Total revenues	$19,159	$62,959	$82,118	$22,476	$61,585	$84,061
Interest expense	$2,431	$54,205	$56,636	$5,257	$27,656	$32,913
Loss on impairment of assets (net)	30,151	309,279	339,430	--	24,991	24,991
Asset management fees	7,657	--	7,657	6,332	--	6,332
Property operating expenses	9,370	--	9,370	9,012	--	9,012
General and administrative expenses	3,904	10,170	14,074	7,045	475	7,520
Depreciation and amortization	16,224	2,119	18,343	10,094	1,526	11,620
Other expenses	4,959	--	4,959	2,551	--	2,551
Subtotal	42,114	12,289	54,403	35,034	2,001	37,035
Total expenses	$74,696	$375,773	$450,469	$40,291	$54,648	$94,939
Other losses from consolidated partnerships, net	$345,871	$1,420	$347,291	$47,531	$4,346	$51,877

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30,
	2009			2008
(in thousands)	Tax Credit Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total	Tax Credit Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total
Interest income	$2,276	$113,901	$116,177	$5,752	$128,644	$134,396
Rental income	36,779	7,370	44,149	37,533	--	37,533
Other revenues	371	681	1,052	714	185	899
Total revenues	$39,426	$121,952	$161,378	$43,999	$128,829	$172,828
Interest expense	$4,385	$82,021	$86,406	$8,281	$59,524	$67,805
Loss on impairment of assets (net)	30,151	485,883	516,034	--	25,679	25,679
Asset management fees	15,887	--	15,887	14,424	--	14,424
Property operating expenses	16,372	--	16,372	15,869	--	15,869
General and administrative expenses	11,946	10,938	22,884	12,639	890	13,529
Depreciation and amortization	26,448	3,882	30,330	17,376	3,770	21,146
Other expenses	3,760	--	3,760	3,925	--	3,925
Subtotal	74,413	14,820	89,233	64,233	4,660	68,893
Total expenses	$108,949	$582,724	$691,673	$72,514	$89,863	$162,377
Other losses from consolidated partnerships, net	$461,710	$1,420	$463,130	$141,644	$4,346	$145,990

Loss on impairment of assets

In accordance with FSP FAS 115-2 and 124-2, only the portion of OTTI of debt securities that pertains to actual or anticipated credit loss is recorded in the statement of operations unless we intend to sell an asset or may be required to do so.  We adopted the provisions of the FSP as of April 1, 2009.  The table below provides the components of loss on impairment of assets of the consolidated partnerships that are reflected in the condensed consolidated statement of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Available-for-sale investments:
Retained CMBS certificates	$799	$17,006	$812	$17,694
CMBS	235,270	7,985	333,837	7,985
CDO debt and equity	22,265	--	97,039	--
Mortgage loans held for investment	50,945	--	54,195	--
Deferred costs related to impaired tax credit investments (1)	30,151	--	30,151	--
Total	$339,430	$24,991	$516,034	$25,679
(1) See Other losses from consolidated partnerships below.

Other losses from consolidated partnerships, net

These other losses principally represent the equity losses that Tax Credit Fund Partnerships recognize in connection with their investments in non-consolidated tax credit property partnerships.  During the 2009 period, one of the Tax Credit Fund Partnerships recognized a loss when two properties in which it had limited partner equity investments were foreclosed upon.  The loss, totaling $30.0 million, was allocated entirely to the third-party investor in the Tax Credit Fund.  In addition, the deterioration of the economy has lowered the value of tax credits associated with property partnerships in which our Tax Credit Fund Partnerships invest.  As a result, those fund partnerships recorded aggregate impairments of $225.9 million to write down the carrying value of certain investments, all of which we recorded in the second quarter of 2009. Virtually all of this amount was allocated to third-party investors.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 22 – Earnings per Share

In accordance with FSP EITF 03-6-1, all outstanding unvested share-based payment awards that contain rights to non forfeitable dividends are considered to participate in undistributed earnings with common shareholders.  Because the awards are considered participating securities, they are included as a separate class in our calculation of EPS.

The calculation of basic and diluted net loss per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2009	2008	2009	2008

Numerator:
Net loss attributable to Centerline Holding Company shareholders	$(53,278)	$(2,329)	$(80,226)	$(23,968)
Preferred dividends(1)	(5,011)	(5,021)	(10,024)	(9,057)
Dividends for participating securities	--	(713)	--	(1,953)
Undistributed loss attributable to Centerline Holding Company shareholders	(58,289)	(8,063)	(90,250)	(34,978)
Effect of redeemable share conversions	(1,561)	(2,100)	(3,123)	(14,020)
Net loss attributable to Centerline Holding Company shareholders used for EPS calculations	$(59,850)	$(10,163)	$(93,373)	$(48,998)
Denominator:
Weighted average shares outstanding
Basic	53,970	51,725	53,812	51,857
Effect of dilutive shares(2)	--	--	--	--
Diluted	53,970	51,725	53,812	51,857
Calculation of EPS:

Net loss attributable to Centerline Holding Company shareholders as computed above	$(59,850)	$(10,163)	$(93,373)	$(48,998)
Weighted average shares outstanding – basic and diluted	53,970	51,725	53,812	51,857
Net loss attributable to Centerline Holding Company shareholders per share – basic and diluted	$(1.11)	$(0.20)	$(1.74)	$(0.94)

(1)	2009 includes dividends in arrears
(2)	Common share equivalents excluded from the 2009 and 2008 periods were less than 0.1 million.

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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As required by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”), we record all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  We may enter into derivative contracts that are intended to economically hedge certain of our risk, even though hedge accounting does not apply or we elect not to apply hedge accounting under SFAS 133. We do not use derivatives for speculative purposes.

B.  Derivative Positions

As of June 30, 2009, we held the following derivative positions:

•
Developers of Properties:  As of June 30, 2009, we were party to 25 interest rate swap agreements with the developers of properties relating to certain mortgage revenue bonds we previously owned.  We entered into these swap agreements to effectively convert the fixed rate of interest (per the terms of the mortgage revenue bond) to a variable rate.  Under the terms of these agreements, we pay fixed interest rates equal to those of the related bonds and receive interest at a variable rate (based on the Securities Industry and Financial Markets Association (“SIFMA”) index).  Since the December 2007 re-securitization transaction, these swaps (with the exception of two) are now deemed to be free-standing derivatives.  At June 30, 2009, these swaps had an aggregate notional amount of $256.2 million, a weighted average interest rate of 5.99% and a weighted average remaining term of 13.5 years.

•
Our Credit Risk Products group is party to an interest rate swap whereby we pay a variable rate (based on the SIFMA index) of interest and receive interest at a fixed rate. We entered into this swap agreement as part of our business plan to expand our Credit Risk Products group.  At June 30, 2009, the swap had a notional amount of $9.5 million, with an interest rate of 3.83% and remaining term of 13.5 years.  Similar swap agreements were terminated in 2008.

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

In June 2009, we also terminated an interest rate swap we had initially used to hedge the interest rate risk of our Term Loan and the Revolving Credit Facility (see Note 12).  Until the fourth quarter of 2008, we accounted for this swap as a hedge; beginning in October 2008, we ceased applying hedge accounting to this interest rate swap and are amortizing into expense the unrealized loss in accumulated other comprehensive loss at that date until the swap contract’s original end date in August 2009.

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

C.  Financial Statement Impact

Interest rate swaps in a net liability position (“out of the money”) are recorded in accounts payable, accrued expenses and other liabilities and those in a net asset position (“in the money”) are recorded in deferred costs and other assets.  None of the swaps were designated as hedges as of the dates presented.  The amounts recorded were as follows:

(in thousands)	June 30, 2009	December 31, 2008
Net liability position	$23,083	$40,525
Net asset position	486	1,307

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Presented below are amounts included in Interest expense in the Condensed Consolidated Statements of Operations related to the swaps described above:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Designated as hedges:
Interest payments	$--	$4,329	$--	$7,418
Interest receipts	--	(2,206)	--	(5,033)
Ineffectiveness	--	--	--	200
Subtotal	--	2,123	--	2,585
Not designated as hedges:
Interest payments	7,669	5,230	15,938	10,193
Interest receipts	(2,271)	(2,760)	(5,809)	(5,967)
Change in fair value	(9,119)	(15,470)	(14,955)	(6,522)
Amortization of unrealized losses reclassified from accumulated other comprehensive income	976	--	1,952	--
Ineffectiveness	--	428	--	428
Subtotal	(2,745)	(12,572)	(2,874)	(1,868)
Included in interest expense	$(2,745)	$(10,449)	$(2,874)	$717

In June 2009, we revised our estimate of the timing for a debt issuance at a consolidated partnership for which we and the partnership had entered into interest rate swap contracts.  As a result, the entire $9.0 million unrealized loss that we had incurred at the time we terminated the swap agreements has been reclassified to the Condensed Consolidated Statement of Operations as interest expense.  The cost was charged to the partnership.

The amounts representing the effective portion of gains (losses), net for swaps designated as hedges were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Included in other comprehensive income	$--	$4,432	$--	$(60)

Accumulated other comprehensive loss includes the following amounts (exclusive of the tax impact) related to the swaps described above:

(in thousands)	June 30, 2009	December 31, 2008

Terminated cash flow hedges	$--	$(9,019)
Term Loan and Revolving Credit Facility Interest Rate Swap	$(651)	$(2,603)

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The entire $0.7 million of the net unrealized loss related to the Term Loan and Revolving Credit Facility Interest Rate Swap will be reclassified into interest expense during the third quarter of 2009 (as the swap’s original end date was August 2009).

D.  Consolidated Partnerships

During 2008, all swaps to which consolidated partnerships were a party were terminated.  The table below presents information regarding these swaps:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Terminated swap contracts:
(Gain) loss reclassified from accumulated other comprehensive income	$22,722	$(1,832)	$22,712	$3,830
Included in interest expense	$22,722	$(1,832)	$22,712	$3,830

In June 2009, we revised our estimate of the timing for a debt issuance at a consolidated partnership for which we and the partnership had entered into interest rate swap contracts.  As a result, the entire $22.7 million unrealized loss that the fund had incurred at the time we terminated the swap agreements has been reclassified to the Condensed Consolidated Statement of Operations as interest expense.

Accumulated other comprehensive income (loss) includes the following amounts related to swaps:

(in thousands)	June 30, 2009	December 31, 2008

Terminated cash flow hedges	$1,715	$(11,978)

We estimate that $0.1 million of the net unrealized gain will be reclassified into interest expense within the next twelve months, while the remaining amount is expected to be amortized through 2014.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 24 – Related Party Transactions

Investments in and Loans to Affiliates

The table below provides the components of investments in and loans to affiliates as of the dates presented:

(in thousands)	June 30, 2009	December 31, 2008
Loan to AMAC	$79,877	$79,877
Investment in AMAC common and preferred shares	12,195	12,195
Interest receivable on loan to AMAC	3,872	3,872
Fees receivable from AMAC	1,290	1,290
Subtotal	97,234	97,234
Cumulative equity losses and accumulated other comprehensive loss on investment in AMAC	(12,195)	(12,195)
Reserves on loan to AMAC, interest and fees receivable	(75,439)	(75,439)
Subtotal	9,600	9,600
Co-investment in consolidated CMBS and High-Yield Debt Fund Partnerships(1)	(60,908)	(55,953)
Co-investment in CUC	3,086	3,406
Fund advances related to property partnerships, net(2) (Note 26)	50,253	49,201
Other receivables from partnerships, net	23,266	59,431
Fees receivable and other, net	5,301	7,977
Subtotal	30,598	73,662
Less: Eliminations(3)	(10,871)	(54,440)
Total	$19,727	$19,222

(1)     Represents the carrying amount of these co-investments, net of our share of accumulated other comprehensive loss.
(2)    Net of reserves of $13.6 million and $10.5 million at June 30, 2009 and December 31, 2008, respectively.
(3)   For management purposes, we treat consolidated partnerships as equity investments in evaluating our results. As we consolidate the funds, we eliminate the investments for presentation in the condensed consolidated financial statements. In addition, any fees or advances receivable from consolidated partnerships are eliminated in consolidation.

Impact to Statements of Operations

Our Condensed Consolidated Statements of Operations included the following amounts pertaining to related party transactions:

(in thousands)	Included in following line item on Condensed Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2009	2008	2009	2008

AMAC asset management fees, incentive management fees and expense reimbursements	Fee Income, Other Revenues	$--	$665	$--	$1,213
AMAC credit facility interest income	Interest Income	--	1,128	--	2,368
AMAC servicing fee income	Fee Income	76	103	151	192
Equity in loss of AMAC	Equity and Other (Loss) Income	--	(288)	--	(2,282)
Equity in loss of CUC	Equity and Other (Loss) Income	(220)	(50)	(231)	(102)
Expense for property management services provided by The Related Companies LP (“TRCLP”)	Other Expenses of Consolidated Partnerships	(1,412)	(1,296)	(2,842)	(2,433)

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Along with other investors in one of the CMBS Fund Partnerships, during the first quarter of 2008 we loaned the fund $22.3 million to allow it to repay repurchase financing.  The loan bears interest at a fixed rate of 14.0% and is due in February 2010, although the lenders (excluding us) may elect to extend the loans for up to two additional years.  Additionally, we had loaned other monies to the fund, of which $5.1 million was outstanding as of June 30, 2009.

Increasing credit losses of the assets underlying the CMBS investments the fund hold have decreased the cash flows the fund is collecting.  As a result, the collectability of our loans to the fund is not assured and, accordingly, we recorded a reserve to write them down to the amount we believe is realizable.  The charge of $25.3 million is included in equity and other (loss) income in the Condensed Consolidated Statement of Operations.

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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Revenue
Affordable Housing	$30,696	$41,303	$61,521	$85,272
Commercial Real Estate	15,857	15,129	30,159	29,198
Portfolio Management	9,388	11,362	16,772	22,746
Credit Risk Products	1,960	2,296	3,091	4,545
Corporate	1,065	4,065	2,664	7,275
Consolidated Partnerships	82,118	84,061	161,378	172,828
Elimination of intersegment transactions	(24,229)	(28,442)	(45,993)	(57,903)
Consolidated Revenues	$116,855	$129,774	$229,592	$263,961
Depreciation and Amortization
Affordable Housing	$2,565	$277	$5,455	$765
Commercial Real Estate	2,827	3,021	5,894	6,120
Portfolio Management	969	962	1,921	2,235
Credit Risk Products	21	43	28	79
Corporate	5,156	7,143	10,179	14,148
Consolidated Depreciation and Amortization	$11,538	$11,446	$23,477	$23,347
Depreciation and Amortization of Consolidated Partnerships	$18,343	$11,620	$30,330	$21,146
Net Income (Loss) Attributed to Centerline Holding Company Shareholders
Affordable Housing	$9,390	$7,382	$1,231	$6,104
Commercial Real Estate	(32,886)	14,997	(38,308)	12,007
Portfolio Management	2,808	2,075	4,759	5,095
Credit Risk Products	790	(1,760)	(317)	(4,963)
Corporate	(33,362)	(24,889)	(47,592)	(42,008)
Consolidated Partnerships	(10,507)	4,581	(12,207)	11,945
Eliminations	10,489	(4,715)	12,208	(12,148)
Total Net Loss Attributable to Centerline Holding Company Shareholders	$(53,278)	$(2,329)	$(80,226)	$(23,968)

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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2009, we had a $63.9 million receivable for advances as described above (see Note 24). Of this balance, $13.6 million has been reserved for as an allowance for bad debt.

B.  Forward Transactions

At June 30, 2009, our subsidiaries had forward commitments under Fannie Mae and Freddie Mac programs of $185.3 million for mortgages to be funded through October 2010 (of which $140.8 million we expect to fund in the remainder of 2009), and each lending commitment has an associated sale commitment to either Fannie Mae or Freddie Mac.  In addition, those subsidiaries had commitments to sell mortgages that have already been funded.  As of June 30, 2009, the funded loans totaled $19.5 million and are included in “Investments – Other” as “Mortgage loans held for sale” on our Condensed Consolidated Balance Sheet.

C.  Mortgage Loan Loss Sharing Agreements

Pursuant to a master loss sharing agreement under the Fannie Mae Delegated Underwriting and Servicing (“DUS”) program, we assume responsibility for a portion of any loss that may result from borrower defaults, based on Fannie Mae loss sharing formulas.  At June 30, 2009, a significant proportion of our loans sold to Fannie Mae consisted of Level I loans, meaning (in most cases) that we are responsible for the first 5% of the unpaid principal balance and a portion of any additional losses to a maximum of 20% of the original principal balance; Fannie Mae bears any remaining loss.  Pursuant to this agreement, we are responsible for funding 100% of mortgagor delinquency (principal and interest) and servicing (taxes, insurance and foreclosure costs) advances until the amounts advanced exceed 5% of the unpaid principal balance at the date of default.  Thereafter, we may request interim loss sharing adjustments which allow us to fund 25% of such advances until final settlement under the agreement or until we reach the 20% maximum.

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

Our maximum exposure at June 30, 2009, pursuant to these agreements, was $1.1 billion (representing what we would owe in accordance with the loss sharing percentages with Fannie Mae and Freddie Mac described above if every loan defaulted and losses were incurred in amounts equal to or greater than these levels for which we are responsible), although this amount is not indicative of our actual potential losses.  We maintain an allowance for loan losses for loans originated under these product lines at a level that, in management’s judgment, is adequate to provide for estimated losses.  At June 30, 2009, and December 31, 2008, that reserve was $18.5 million and $13.1 million, respectively, which represents our estimate of potential losses as of those dates.  The reserve is recorded in “Accounts payable, accrued expenses and other liabilities” on our Condensed Consolidated Balance Sheet.

As of June 30, 2009, we maintained collateral consisting of money market and short-term investments of $10.4 million and a money market account of $50,000, which is included in “restricted cash” on our Condensed Consolidated Balance Sheet, to satisfy the Fannie Mae collateral requirements of $10.5 million.

We are also required by the master agreement with Freddie Mac to provide collateral in the amount of 8% of the original principal balance as security for payment of the reimbursement obligation.  The collateral can include a combination of the net worth of one of our Mortgage Banking subsidiaries, a letter of credit and/or cash.  To help cover this collateral requirement, we have a letter of credit arrangement with Bank of America as a part of our Revolving Credit Facility (see Note 12).  At June 30, 2009, commitments under this agreement totaled $12.0 million.

D.  Yield Transactions

We have entered several credit intermediation agreements with either Natixis or Merrill Lynch & Co., Inc. (“Merrill Lynch”) (each a “Primary Intermediator”) to provide agreed-upon rates of return to third-party investors for pools of multifamily properties to tax credit funds sponsored by a subsidiary.  In return, we have or will receive fees, generally at the start of each credit intermediation period.  There are a total of 20 outstanding agreements to provide the specified returns:

•	through the construction and lease-up phases of the properties;

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•	for the period from the completion of the construction and lease-up phases through the operating phase of the properties; or

•	covering both periods.

Total potential exposure pursuant to these transactions at June 30, 2009, is $1.3 billion, assuming the funds achieve no return whatsoever beyond the June 30, 2009 measurement date (this assumes that all underlying properties fail and are foreclosed upon, causing us to invoke the calamity call provision in each fund on June 30, 2009).  Of these totals, six of the agreements (with $644.3 million of the potential exposure) are transacted by our bankruptcy remote subsidiary, Centerline Financial LLC (“Centerline Financial”) while the rest are transacted by another subsidiary, Centerline Capital Group Inc. (“CCG”).  During the second quarter of 2009, we terminated one of these agreements, lowering our potential exposure by $144.1 million.

We have analyzed the expected operations of the underlying properties and believe there is no risk of loss at this time.  Should our analysis of risk of loss change in the future, a provision for possible losses might be required pursuant to FASB Statement No. 5, Accounting for Contingencies.  The fair value of these obligations, representing the deferral of the fee income over the obligation periods, was $28.9 million as of June 30, 2009.  This amount is included in “Deferred revenues” within “Accounts payable, accrued expense and other liabilities” on our Condensed Consolidated Balance Sheets.

As of June 30, 2009, we maintained collateral consisting of cash deposits of $67.2 million which is included in “Deferred costs and other assets, net” on our Condensed Consolidated Balance Sheets, to satisfy Merrill Lynch’s collateral requirements.

E.  Legal Contingencies

We are subject to routine litigation and administrative proceedings arising in the ordinary course of business.  In addition, we are party to the following actions:

Putative Class and Derivative Actions

In 2008, we and our trustees were named as defendants in fourteen shareholder putative class and/or derivative actions arising out of our announcements in late 2007 that (i) we had taken steps to transition our business to more of a fund manager and in connection with such action intended to reduce the dividend payable on our common shares from that which had been paid in prior years and (ii) we had committed to sell and then sold the 11.0% Preferred Shares to an affiliate of TRCLP (see the 2008 Form 10-K).  Six of these cases are putative class actions pending in federal court in New York that assert claims under the federal securities laws.  The other eight cases are primarily derivative actions, although some purport also to assert class claims, arising under state law.  Each of the actions is summarized below.

Federal Securities Cases

On January 18, 2008, the first of the federal securities putative class actions was filed against us and certain of our officers and trustees in the United States District Court for the Southern District of New York.  Thereafter, five other, essentially duplicative putative class actions were also filed in the same court.  The complaint in each case asserted that we and other defendants allegedly violated federal securities law by failing to disclose in a timely fashion our December 2007 transaction with Freddie Mac.  On May 5, 2008, the Court designated Centerline Investor Group, which is made up of several shareholders, as lead plaintiff for these cases.  Pursuant to the Court’s stipulation and order dated March 3, 2008, the lead plaintiff filed a consolidated complaint on July 7, 2008 in this action, In re Centerline Holding Company Securities Litigation, No. 08 CV 00505.  The consolidated complaint also alleges violations of the federal securities laws in connection with our announcement of the Freddie Mac transaction, changes to the Company’s business model, and the reduction in dividend guidance policy, and seeks an unspecified amount of compensatory damages and other relief on behalf of all persons or entities that purchased the common stock of Centerline Holding Company during the period March 12, 2007 through December 28, 2007.  The defendants in this action filed a motion to dismiss the consolidated complaint on October 27, 2008 and the motion was granted by U.S District Court Judge Shira Scheindlin on January 12, 2009.  Judge Scheindlin granted the plaintiff leave to replead, and the plaintiff filed an Amended Consolidated Complaint on March 13, 2009.  On April 30, 2009, the Defendants in this case filed a motion to dismiss the Amended Consolidated Complaint. The lead Plaintiff filed his opposition to Defendants' motion to dismiss on June 12, 2009 and the Defendants filed their reply to the opposition motion filed by the Plaintiffs on June 30, 2009.  On August 4, 2009 the Defendants’ motion to dismiss was granted and the case was dismissed without leave for the plaintiff to replead.

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

On April 28, 2008, a consolidated amended verified complaint alleging breaches of fiduciary duties of loyalty, candor, due care, fair dealing, waste of corporate assets and unjust enrichment, was filed against us and our board of trustees in Carfagno v. Schnitzer et al., 08 CV 912 (SAS) and Broy v. Blau, 08 CV 1971 (SAS), pending in the U.S. District Court for the Southern District of New York.  The action is styled both as a derivative suit and as a class action on behalf of all holders of Centerline securities who qualified to purchase our 11.0% Preferred Shares pursuant to the rights offering but who did not do so.  In late March 2009, the plaintiffs and defendants reached a basis of settlement which would require a reduction in the rate payable on the 11.0% Convertible Preferred Shares held by TRCLP and its affiliates to 9.5% and an increase in the conversion price from $10.75 to $12.35.  A Stipulation of Settlement was filed with the U.S. District Court (SDNY) on April 8, 2009 and a fairness hearing for approval of the settlement was held May 18, 2009.  At that time the District Court entered a Final Judgment approving the Settlement, which will become effective once the Delaware Court of Chancery dismisses the Off and Ciszerk matters with prejudice (see below).

A settlement with the plaintiff in the Off case based on the rights offering was negotiated, but on November 26, 2008, the Delaware Court of Chancery rejected the settlement and stayed any further proceedings in the action, pending resolution of the Carfagno case.  As a  result,  several  of  the  other  derivative  lawsuits that had  been voluntarily  stayed  by  the  plaintiffs, including the Kramer, Ciszerk and Kanter actions are  now  subject  to  various stipulations deferring  further  activity  in  those  actions  until  a final decision  on  the Stipulation of Settlement in Carfagno (described above)  or,  in  the case of Kastner and Kostecka, pending further activity in the consolidated securities class action. As noted above, the Carfagno Stipulation of Settlement is contingent upon the dismissal with prejudice of the overlapping Off and Ciszerk actions pending before the Delaware Court of Chancery.    On May 28, 2009 the defendants filed a motion for dismissal of the Off and Ciszerk matters in the Delaware Court of Chancery based upon the approved Stipulation of Settlement in Carfagno and the principle of res judicata.  The defendants are awaiting the decision of the Delaware Court of Chancery.

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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other

On or about March 11, 2009, a complaint was filed in the Supreme Court of Nassau County, New York that names CCG and other unrelated parties as defendants.  The lawsuit is entitled MASS OP LLC and MASS ONE LLC v. Principal Life Insurance Company, et al, Index No. 004457/2009.  The complaint alleges, among other claims, that Principal Life and its affiliates lent the plaintiffs an excessive amount of money and misrepresented the requirements of a securitized loan.  CCG was purportedly sued in its capacity as servicer of the loan, although it does not act in that capacity and one of its affiliates does.  Plaintiffs seek reformation of the loan reducing its principal amount and damages.  CCG moved for dismissal of the action, and the court granted CCG’s requested relief, dismissing the action against CCG on July 6, 2009.

On or about March 6, 2009, Regions Bank, as Trustee under a Trust Indenture dated April 1, 2005 respecting the Walton Trail Apartments, commenced an action, entitled Regions Bank v. Dieckman, et al., Civil Action No. 2009-CV-165607-MJW, in the Superior Court of Fulton County, Georgia, against Stephen R. Dieckman, Arthur Dickson Cannon, Jr. and Arthur Dickson Cannon, III (the “Defendants”) seeking to collect money owed under a certain Guaranty and Suretyship Agreement dated as of May 1, 2005.  On or about May 28, 2009, the Defendants filed a Third-Party Complaint in that action against CCG and Caswyck Trail, LLC (“Caswyck”).  Caswyck is a Georgia limited liability company, which owns the Walton Trail affordable housing apartment complex in Georgia and in which indirect subsidiaries of CCG and an investment fund sponsored by CCG are members.  The Third-Party Complaint alleges that CCG misled and defrauded the Defendants and acted in bad faith in connection with certain unsuccessful and unconsummated negotiations to restructure the finances of Caswyck.  The Third-Party Complaint asserts a claim for common law fraud against CCG and claims for subrogation and equitable contribution against Caswyck for any liability that Defendants may have to the Trustee.  The Defendants seek unspecified amounts of damages, attorneys fees and costs.  The time for CCG and Caswyck to respond to the Third-Party Complaint has not yet come due.  CCG and Caswyck intend to defend vigorously against the third-party claims.  Additionally, the Trustee has moved for summary judgment on liability on its claims against the Defendants.  The Trustee’s summary judgment motion is currently scheduled to be fully briefed by September 8, 2009 and to be orally argued at a date to be set in September 2009.

F.  Other Contingent Liabilities

We have entered into several transactions pursuant to the terms of which we will provide credit support to construction lenders for project completion and Fannie Mae conversion.  In some instances, we have also agreed to acquire subordinated bonds to the extent the construction period bonds do not fully convert.  In some instances, we also provide payment, operating deficit, recapture and replacement reserve guarantees as business requirements for developers to obtain construction financing.  Our maximum aggregate exposure relating to these transactions was $170.1 million as of June 30, 2009 (although, to date, we have had minimal exposure to losses under these transactions and anticipate no material liquidity requirements in satisfaction of any guarantee issued).  The fair value of these obligations, representing the deferral of the fee income over the obligation periods, was $0.2 million as of June 30, 2009.  This amount is included in “Deferred revenues” within “Accounts payable, accrued expenses and other liabilities” on our Condensed Consolidated Balance Sheets.

Centerline Financial entered into three credit intermediation agreements to provide for monthly principal and interest debt service payments for debt owed by property partnerships owned by third parties, only to the extent there is a shortfall in payment from the underlying property.  One of the credit intermediation agreements was terminated during the second quarter of 2009.  In return, we receive fees monthly based on a fixed rate until the expiration of the agreements which occur in 2009 and 2023.  Total potential exposure pursuant to these transactions is $33.7 million as well as monthly interest obligations, assuming the bonds default and cannot be sold.  The recourse upon default would be to acquire the bond and foreclose on the underlying property at which point the property would either be rehabilitated or sold.  The fair value of the obligations, representing the deferral of the fee income over the obligation period, was $1.0 million as of June 30, 2009.  This amount is included in “Deferred revenues” within “Accounts payable, accrued expenses and other liabilities” on our Condensed Consolidated Balance Sheets.

NOTE 27 – Subsequent Events

As discussed in Note 2, in July 2009, we entered into an authorization agreement with an affiliate of Island Capital Group LLC (“Island”) pursuant to which we authorized Island to negotiate with our creditors and other claimants for a restructuring and settlement of our debt and certain components of our equity.  The execution of the authorization agreement followed an indication of interest by Island to potentially submit a proposal to engage in a merger or similar transaction with Centerline.  The authorization agreement provides that a definitive proposal must be submitted by Island and agreed to in principle by the parties by September 14, 2009.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In July 2009, we sold certain of our Series A-1 Freddie Mac certificates and used the proceeds to redeem the corresponding preferred shares of Equity Issuer.  The sale of the retained certificates and redemption of the preferred shares were both at the $145.0 million face amounts of the instruments.  We incurred a loss on the transactions of $0.7 million related to remarketing, legal and other fees.

On August 4, 2009, a lawsuit against the Company was dismissed (see Note 26).

Management has evaluated and disclosed subsequent events up to and including August 12, 2009 which is the issuance date of the financial statements.

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

This MD&A contains forward-looking statements; please see page 105 for more information.

Significant components of the MD&A section include:	Page

SECTION 1 – Overview The overview section provides a summary of Centerline and our reportable business groups (as more fully discussed in Note 1 to the condensed consolidated financial statements). We also include a discussion of factors affecting our consolidated results of operations as well as items specific to each business group.	66

SECTION 2 – Consolidated Results of Operations The consolidated results of operations section provides an analysis of our results on a consolidated basis for the three and six months ended June 30, 2009, against the comparable prior year periods. Significant subsections within this section are as follows:	66

Comparability of Results	66
Summary Consolidated Results	67
Revenues	68
Expenses	70
Equity Losses and Other Items	73
Income Taxes	76
Accounting Changes	77
Inflation	77

SECTION 3 – Results by Group The results by segment section provides an analysis of our results on a reportable group basis for the three and six months ended June 30, 2009, against the comparable prior year periods. We provide certain statistical information by segment and discuss known trends and uncertainties. Significant subsections within this section are as follows:	77

Affordable Housing	79
Commercial Real Estate	85
Portfolio Management	90
Credit Risk Products	91
Corporate	94
Consolidated Partnerships	95

SECTION 4 – Liquidity and Capital Resources The liquidity and capital resources section provides discussion of our ability to generate adequate amounts of cash to meet our current and future needs. Significant subsections within this section are as follows:	97

Liquidity	97
Cash Flows	98
Liquidity Requirements after June 30, 2009	98
Fair Value Disclosures	99
Capital Resources	102
Commitments and Contingencies	103

SECTION 5 – Forward Looking Statements	104

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

SECTION 1 – OVERVIEW

We provide real estate financial and asset management services, including institutional debt and equity fund management, mortgage banking, and primary and special loan servicing. As of June 30, 2009, we had $13.6 billion of assets under management.

The disruption in world-wide credit markets that began in 2007 has continued into 2009, affecting all of our businesses.  The ongoing lack of liquidity (particularly with respect to real estate finance), has severely limited capital to be invested and virtually eliminated activity in securitization markets.  The market environment has depressed asset values, limited our ability to grow assets under management, lowered origination volumes and led to increased default rates within our portfolios.  Mortgage originations and primary servicing, however, are relatively steady despite the economic environment.

While our fund origination businesses are largely dormant due to these economic factors, we are actively pursuing business opportunities such as expansion of our Portfolio Management special servicing, which does not require substantial capital.  We are also pursuing other opportunities, such as asset management for third-parties, while we simultaneously focus on reducing expenses to improve profitability, managing our current portfolio and managing our credit risk.

We refer to our segments as groups.  For a discussion of our four operating groups and two groups not involved in direct operations, see Note 1 to the condensed consolidated financial statements.  Significant operating and financial results for our operating groups are discussed under SECTION 3 – RESULTS BY GROUP.

Our business is also constrained by the terms of our Term Loan and Revolving Credit Facility and other debt agreements we put in place late last year.  Those terms include higher rates of interest, rapid amortization of the debt balances and limits on our ability to engage in certain types of transactions (such as certain types of fund originations) without lender approval.  The terms of these agreements, however, have eliminated the mark-to-market risk and extended maturities of some of our prior financing.  Since the amendment of these facilities in December 2008, we have improved our cash position and are actively focusing on stabilizing our balance sheet and more strictly managing our cash flows.  We are also exploring opportunities with third-party investors with respect to settling and/or restructuring our debt and certain components of our equity.  For a more detailed discussion, see Note 2 to the condensed consolidated financial statements and SECTION 4 – LIQUIDITY AND CAPITAL RESOURCES.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2009	2008	2009	2008

(Reduction)/increase to net income:
Asset impairments:
Series B Freddie Mac Certificates	$--	$(7,668)	$(8,549)	$(7,668)
Retained CMBS certificates	--	(1,076)	--	(1,076)
CMBS	--	--	(6,592)	--
Mortgage revenue bonds	--	(4,096)	--	(10,928)
Syndicated corporate debt	--	(77)	(14)	(1,268)
Mortgage loans held for investment and other investments	(311)	(500)	(311)	(500)
AMAC:
Equity loss	--	(288)	--	(2,282)
Other items:
Impairment of tax credit partnership investments	(400)	--	(7,266)	--
Impairment of loan to Consolidated Partnership	(25,309)	--	(25,309)	--
Equity income reduction due to fund-level asset impairments	(14,407)	(2,616)	(22,770)	(2,709)
Non-cash impact of derivatives	8,143	15,042	13,003	5,894
Reserve for loan loss sharing	(5,460)	(1,325)	(5,460)	(1,325)
Severance costs	(79)	(821)	(787)	(823)
Losses associated with the December 2007 re-securitization transaction	--	(355)	--	(7,627)
Lease termination costs	(28,434)	--	(28,434)	--

Summary Consolidated Results

Our summary consolidated results of operations are presented below for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,
(dollars in thousands)	2009	% of Revenues	2008	% of Revenues	% Change
Revenues	$116,855	100.0%	$129,774	100.0%	(10.0)%
Expenses	538,761	461.1	173,957	134.0	209.7
Equity losses and other items	(372,809)	(319.0)	(46,395)	(35.8)	(703.6)
Income tax (provision) benefit	(130)	(0.1)	45	--	(388.9)
Net loss	(794,845)		(90,533)
Net loss attributable to non-controlling interests	741,567	634.6	88,204	68.0	740.7
Net loss attributable to Centerline Holding Company shareholders	$(53,278)	(45.6)%	$(2,329)	(1.8)%	N/M

N/M – Not meaningful.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Six Months Ended June 30,
(dollars in thousands)	2009	% of Revenues	2008	% of Revenues	% Change
Revenues	$229,592	100.0%	$263,961	100.0%	(13.0)%
Expenses	859,836	374.5	337,094	127.7	155.1
Equity losses and other items	(492,828)	(214.7)	(147,573)	(55.9)	(234.0)
Income tax provision	(245)	(0.1)	(1,004)	(0.4)	75.6
Net loss	(1,123,317)		(221,710)
Net loss attributable to non-controlling interests	1,043,091	454.3	197,742	74.9	427.5
Net loss attributable to Centerline Holding Company shareholders	$(80,226)	(34.9)%	$(23,968)	(9.1)%	(234.7)%

Revenues

The following table presents our revenues for the periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change
Operating Groups Interest income	$17,233	$27,176	(36.6)%	$35,246	$53,292	(33.9)%
Fee income	16,776	16,026	4.7	31,208	33,432	(6.7)
Other	728	2,511	(71.0)	1,760	4,409	(60.1)
Subtotal	34,737	45,713	(24.0)	68,214	91,133	(25.1)
Consolidated Partnerships Revenues of Tax Credit Fund and Property Partnerships	19,159	22,476	(14.8)	39,426	43,999	(10.4)
Revenues of CMBS and High-Yield Debt Fund Partnerships	62,959	61,585	2.2	121,952	128,829	(5.3)
Subtotal	82,118	84,061	(2.3)	161,378	172,828	(6.6)
Total revenues	$116,855	$129,774	(10.0)%	$229,592	$263,961	(13.0)%

The reduction in revenues of our Operating Groups of $22.9 million for the year-to-date period ($11.0 million for the second quarter) was primarily due to the following:

•
$9.0 million ($4.7 million for the second quarter) reduction of interest income related to mortgage bonds, primarily due to the smaller average balance of bonds on the balance sheet period over period, due to either sale of the investments or sale recognition in connection with the re-securitization.  See further discussion in SECTION 3 – RESULTS BY GROUP - Affordable Housing;

•
$9.1 million ($5.2 million for the second quarter) reduction of interest income, primarily related to reduced servicing portfolio balances, a decline in the interest rates earned on these balances period over period and the absence in 2009 of interest from our loan to AMAC as it is developing a plan of liquidation;

•
$2.2 million reduction of fee income for the year to date period, predominantly due to lower fees from sponsoring Affordable Housing tax credit funds, resulting from lower business volume. This was partially offset by an increase in revenue earned in connection with the CDO collateral management agreement we entered into during the second quarter of 2008 and an increase in special servicing fees.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

For the second quarter of 2009, a smaller decline in fund sponsorship revenue was more than offset by the collateral management and special servicing increases, leading to a net increase period over period; and

•
$2.7 million ($1.8 million for the quarter) reduction in other revenues primarily related to lower prepayment penalties and expense reimbursements in both periods.  The decrease in prepayment penalties in both periods relates to a lower level of refinancing activity in 2009, primarily due to the difficulty in refinancing mortgages in the current credit environment. The reductions in expense reimbursements are due to AMAC’s pending liquidation (resulting in no reimbursements in the 2009 periods) and also due to lower recovery expectations from tax credit funds in the current period as compared to the prior period.

The decrease in revenues of Consolidated Partnerships is discussed in SECTION 3 – RESULTS BY GROUP - Consolidated Partnerships

Further detailed discussion of revenues is included in SECTION 3 – RESULTS BY GROUP of this MD&A.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Expenses

The following table presents our expenses for the periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change

Operating Groups
General and administrative:
Salaries and benefits	$18,055	$24,070	(25.0)%	$37,083	$50,801	(27.0)%
Other	43,183	19,155	125.4	58,793	36,326	61.8
Total G&A	61,238	43,225	41.7	95,876	87,127	10.0
Interest expense:
Borrowings and financings	10,480	6,205	68.9	23,895	33,354	(28.4)
Preferred shares of subsidiary	4,725	4,725	--	9,449	9,449	--
Depreciation and amortization	11,538	11,446	0.8	23,477	23,347	0.6
Loss on impairment of assets	311	13,417	(97.7)	15,466	21,440	(27.9)
Expenses – operating groups	88,292	79,018	11.7	168,163	174,717	(3.8)
Consolidated Partnerships
Interest expense:
Tax Credit Fund and Property Partnerships	2,431	5,257	(53.8)	4,385	8,281	(47.0)
CMBS and High-Yield Debt Fund Partnerships	54,205	27,656	96.0	82,021	59,524	37.8
	56,636	32,913	72.1	86,406	67,805	27.4
Loss on impairment of assets (net):
Tax Credit Fund and Property Partnerships	30,151	--	100.0	30,151	--	100.0
CMBS and High-Yield Debt Fund Partnerships	309,279	24,991	N/M	485,883	25,679	N/M
	339,430	24,991	N/M	516,034	25,679	N/M
Other expenses:
Tax Credit Fund and Property Partnerships	42,114	35,034	20.2	74,413	64,233	15.8
CMBS and High-Yield Debt Fund Partnerships	12,289	2,001	514.1	14,820	4,660	218.0
	54,403	37,035	46.9	89,233	68,893	29.5
Expenses – consolidated partnerships	450,469	94,939	374.5	691,673	162,377	326.0
Total expenses	$538,761	$173,957	209.7%	$859,836	$337,094	155.1%

N/M – Not meaningful.

General and Administrative – Salaries and Benefits

The decrease in salaries and benefits expense of $13.7 million in 2009 ($6.0 million for the second quarter) is primarily attributable to the following items:

•	reduced salaries and benefits expense from reductions of personnel in April and November 2008 (approximately 20% of employees);

•	$3.7 million of reduced bonus expense ($1.8 million for the second quarter) associated with lower profit expectations and lower headcount period over period;

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•
$2.9 million lower share-based compensation expense ($0.6 million for the second quarter), including $1.4 million (no significant variance for the second quarter) related to shares issued in connection with our acquisition of Centerline Investors I LLC in August 2006, as many of the shares continue to vest or are forfeited; and

•	$0.7 million decrease in the second quarter (no significant variance in the year-to-date period) in severance expense.

We anticipate that our salary and benefit costs will stay steady for the foreseeable future as we have taken steps to align our cost structure with current market conditions.

Other General and Administrative

Other general and administrative expenses increased in the 2009 periods due to the lease termination restructuring charge we recorded in June 2009 (see Note 14 to the condensed consolidated financial statements).  Excluding this charge, the underlying decrease in other general and administrative expenses of $6.0 million in 2009 ($4.4 million for the second quarter) is primarily attributable to the following items:

•
$2.6 million decrease ($1.0 million for the second quarter) related to professional fees, particularly audit and consulting costs which were lower in 2009 due to a lower volume of business and associated transactions, as well as increased efficiencies achieved over the past year;

•
$2.8 million decrease ($1.1 million for the second quarter) in fund origination expenses associated with our tax credit business (see corresponding decrease in revenue in the Affordable Housing segment discussion below);

•
$1.3 million reduction in 2009 ($0.7 million for the second quarter) in professional fees paid to Natixis for advisory services in our Credit Risk Products group.  The agreement was terminated in October 2008;

•
a decrease in general legal costs (primarily in the first quarter) associated with litigation commencing in the first quarter of 2008 (see Note 26 to the condensed consolidated financial statements); and

•	a reduction in overall expenses resulting from the reduction in staffing levels in April and November 2008 as well as from a company-wide strategic focus of reducing expenses.

Partially offsetting the decrease was an increase of $3.6 million ($0.6 million for the second quarter) in rent expense related to office space that we had planned as a new headquarters (lease commenced in April 2008).  Although we do not expect to occupy the space, we are required to recognize the expense while we negotiate a termination of the lease.  The current year also reflects an increase of $2.3 million ($0.5 million for the second quarter) in reserves against advances made to our sponsored funds.

We continue to seek ways to reduce our general and administrative costs and do not expect to incur further legal costs associated with the litigation as we have reached tentative settlements and believe we are adequately covered by insurance.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Interest Expense

Borrowings and Financings

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change

Borrowings and financings:
Revolver and term loan interest	$4,093	$5,131	(20.2)%	$9,477	$10,590	(10.5)%
Asset backed (warehouse) lines	858	2,257	(62.0)	1,528	4,345	(64.8)
Secured financing	6,821	8,219	(17.0)	12,653	16,427	(23.0)
Cash interest payments for derivatives, net	5,397	4,591	17.6	10,128	6,609	53.2
Change in fair value of derivatives	(9,119)	(15,470)	41.1	(14,955)	(6,522)	(129.3)
Other non-cash impact of derivatives(1)	976	428	128.0	1,952	628	210.8
Other interest expense	1,454	1,049	38.6	3,112	1,277	143.7
Total	$10,480	$6,205	68.9	$23,895	$33,354	(28.4)

Average borrowings	$819,498	$1,010,812	(18.9)%	$784,508	$1,004,785	(21.9)%
Average borrowing rate	7.03%	6.81%		7.10%	6.51%
Average LIBOR rate	0.37%	2.59%		0.42%	2.94%
Average SIFMA rate	0.45%	1.91%		0.51%	2.22%
Swap agreements – notional amount at June 30	$--	$387,310

(1)	Includes ineffectiveness and amortization of unrealized losses reclassified from accumulated other comprehensive income.

The change in interest expense in both periods was primarily due to the change in fair value of derivatives and net cash payments under those derivatives, and to a lesser extent, due to the lower amount of average debt outstanding.

A portion of the decrease resulted from lower borrowings under our Term Loan and Revolving Credit Facility.  A portion also resulted from the decline of Freddie Mac secured financing liabilities.  As this debt relates to re-securitized bonds that are not recognized as sold, the debt balance declined during 2008 when we recognized the sale of certain bonds and the debt was also reduced.  The change in expense therefore corresponds with the decline in mortgage revenue bond interest income described in Revenues above.  We expect that interest expense from the Freddie Mac secured financing will increase throughout the remainder of 2009 due to additional bonds re-recognized during the second quarter of 2009.   See further discussion in SECTION 3 – RESULTS BY GROUP- Affordable Housing.

Our average borrowing rate increased in the year-to-date period as compared to the comparable 2008 period. Currently, our borrowings are typically based on the London Interbank Offered Rate (“LIBOR”) and, while the average LIBOR rate decreased compared to the 2008 period, we were subject to the fixed 5.25% LIBOR rate pursuant to the terms of the interest rate swap for our Term Loan and Revolving Credit Facility (this swap was terminated in June 2009).  Additionally, due to the amended terms we entered into in December 2008 for those facilities, the weighted average spread above LIBOR was 2.92% higher in the 2009 period than in 2008. Lastly, we incur a higher rate of interest on the new CMBS term loan (included in other interest expense in the table above) entered into during the fourth quarter of 2008 as compared to the prior repurchase financing, although the new term loan does not subject us to the risk of margin calls.

For the second quarter, our average borrowing rate decreased as compared to the prior period as LIBOR and SIFMA rates continue to fall and also due to the declining balance of the CMBS term loan.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

In July 2009, we sold certain of our Series A-1 Freddie Mac certificates ($145.0 million face amount) and used the proceeds to redeem the corresponding preferred shares of Equity Issuer (see Note 27 to the condensed consolidated financial statements); thus, we expect the interest expense associated with our preferred shares of subsidiary to decrease going forward.

Loss on Impairment of Assets

Loss on impairment of assets in 2009 primarily relates to losses on our Series B Freddie Mac Certificates ($8.5 million in the first quarter of 2009) and CMBS investments ($6.6 million in the first quarter) due to expected increases in credit losses on the underlying loans.

Loss on impairment of assets in the 2008 period includes impairment of mortgage revenue bonds ($10.9 million in the year-to-date period and $4.1 million in the second quarter) and syndicated corporate debt investments ($1.3 million in the year-to-date period and $0.1 million in the second quarter) due to our intent to sell the assets and which sales were carried out in the second half of the year. The charges also include impairment of our Series B Freddie Mac Certificates ($7.7 million in the second quarter) and retained CMBS certificates ($1.1 million in the second quarter) due to expected increases in credit losses on the underlying loans.  For additional discussion, see SECTION 3 – RESULTS BY GROUP – Affordable Housing, Commercial Real Estate and Credit Risk Products and also Note 20 of the condensed consolidated financial statements.

Consolidated Partnerships

Interest expense for Tax Credit Fund and Property Partnerships declined in both periods due to lower levels of debt in those partnerships resulting from collections of subscription receivables that allowed the funds to repay borrowings.

Loss on impairment of assets at the CMBS and High-Yield Debt Fund Partnerships reflect charges with respect to investments in CMBS, retained CMBS certificates and mortgage loans held for investment.  The impairments were predominantly due to increasing default levels within the CMBS trusts and CDOs in which the funds invest. Impairment losses for the Tax Credit Fund Partnerships stem from the impairment of equity investments they hold in property partnerships related to declining tax-credit values.  For additional discussion, see SECTION 3 – RESULTS BY GROUP – Consolidated Partnerships.

Equity losses and other items

Equity and other income (loss)

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change
Equity and other income (loss):
Co-investment in Consolidated Partnerships(1)	$(10,509)	$4,581	(329.4)%	$(12,209)	$11,945	(202.2)%
Impairment of loans to Consolidated Partnership	(25,309)	--	100.0	(25,309)	--	100.0
AMAC	--	(288)	100.0	--	(2,282)	100.0
Other	(570)	(196)	190.8	(7,496)	(97)	N/M
Total equity and other income (loss)	(36,388)	4,097	(988.2)	(45,014)	9,566	(570.6)
Eliminations(1)	10,509	(4,581)	329.4	12,209	(11,945)	202.2
Equity and other income (loss) – as reported	$(25,879)	$(484)	N/M	$(32,805)	$(2,379)	N/M

(1)   For management purposes, we treat consolidated partnerships as equity investments in evaluating our results.  As we consolidate the funds, we eliminate the earnings for presentation in the condensed consolidated financial statements.

N/M – Not meaningful.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Co-Investment in and Impairment of Loans to Consolidated Partnerships

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

The majority of the decline in 2009 was due to asset impairments at the fund level ($485.9 million, of which our share was $22.8 million), as compared to a much lower level in 2008 ($25.7 million, of which our share was $2.7 million. See further discussion in Commercial Real Estate and Consolidated Partnership discussions in SECTION 3 – RESULTS BY GROUP of this MD&A.

The 2009 periods also include reserves of $25.3 million we recorded with respect to monies we had advanced to one of the CMBS fund partnerships as we now estimate that the amounts may not be collectible.

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

During the six months ended June 30, 2009, we recorded charges of $7.3 million ($0.4 million in the second quarter) to write down the value of our equity interest in three tax credit partnerships as we expect to sell or dispose of these equity interests by the end of 2009 for less than our basis.  We recognized the other-than-temporary declines in value as equity losses.

Gain from repayment or sale of investments, net

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change
Repayment or sale of:
Mortgage loans	$355	$2,055	(82.7)%	$2,530	$4,413	(42.7)%
Mortgage revenue bonds and other	6	3,911	(99.8)	577	(3,617)	116.0
Gain from repayment or sale of investments, net	$361	$5,966	(93.9)%	$3,107	$796	290.3%

Mortgage Loans

Gain on sale or repayment of loans primarily relates both to premiums earned from sale of mortgage loans or mortgage backed securities to Fannie Mae and Freddie Mac as well as gains we record in connection with recognizing mortgage servicing rights.  The increase represents higher origination activity for servicing-retained loans in the current periods, but is offset by a $4.1 million increase in both the quarter and year-to-date periods in the reserve for loan loss sharing.  See further discussion in Affordable Housing and Commercial Real Estate discussions in SECTION 3 – RESULTS BY GROUP of this MD&A.

Mortgage Revenue Bonds and Other

In 2009, we sold one mortgage revenue bond resulting in a gain of $0.4 million and received $0.2 million in repayments in excess of the carrying value for another against which we had previously recorded impairment charges (both recorded primarily in the first quarter).

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

The 2008 periods include:

•
incremental losses of $7.6 million (primarily recorded in the first quarter) associated with the re-securitization of our mortgage revenue bond portfolio in December 2007.  These losses primarily resulted from valuation adjustments for the stabilization escrow maintained for certain bonds (see Note 8 to the condensed consolidated financial statements).  Upon the final deposit of funds to the escrow, the difference between the cash deposit and its present value was recognized as a loss.  Similar to previous losses recognized with respect to the net present value adjustments to the escrow and the retained residual interests, offsets will be recognized over the lives of the instruments through accretion of the net present value adjustments;

•
a gain of $4.8 million relating to the sale of twenty-four mortgage revenue bonds (gain of $4.6 million on the sale of twenty-three bonds in the second quarter) included in the re-securitization transaction for which our guarantee of payment expired and as a result, we have no continuing involvement with the assets thereby allowing recognition of them as sold; and

•
losses of $0.6 million (primarily recorded in the first quarter) on the sale of syndicated corporate debt investments.  In periods prior to the sales, we had recognized declines in fair value as impairment of the investments (see Loss on Impairment of Assets above).  Most of our syndicated corporate debt investments were sold prior to December 31, 2008.

Other Losses from Consolidated Partnerships

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change
Tax Credit Fund and Property Partnerships	$(345,871)	$(47,531)	(627.7)%	$(461,710)	$(141,644)	(226.0)%
CMBS and High-Yield Debt Fund Partnerships	(1,420)	(4,346)	67.3	(1,420)	(4,346)	67.3
Other losses from consolidated partnerships	$(347,291)	$(51,877)	(569.5)%	$(463,130)	$(145,990)	(217.2)%

These other losses principally represent the equity losses that Tax Credit Fund Partnerships recognize in connection with their investments in non-consolidated tax credit property partnerships.  During the 2009 period, one of the Tax Credit Fund Partnerships recognized a loss when two properties in which it had limited partner equity investments were foreclosed upon.  The loss, totaling $30.0 million, was allocated entirely to the third-party investor in the Tax Credit Fund Partnership (see Note 21 to the condensed consolidated financial statements).  In addition, the deterioration of the economy has lowered the value of tax credits associated with property partnerships in which our Tax Credit Fund Partnerships invest.  As a result, those fund partnerships recorded aggregate impairments of $225.9 million to write down the carrying value of certain investments, all of which we recorded in the second quarter of 2009. Virtually all of this amount was allocated to third party investors.

(Income)/Loss Allocations to Non-Controlling Interests, Net

(Income) loss allocated to non-controlling interests, net of tax, was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change
Limited partners of consolidated partnerships	$725,140	$86,748	735.9%	$1,018,880	$187,685	442.9%
Preferred shares of subsidiary	(1,557)	(1,557)	--	(3,113)	(3,113)	--
SCUs	17,860	2,683	565.7	26,934	12,616	113.5
SCIs	262	37	608.1	395	171	131.0
Other non-controlling interests	(138)	293	(147.1)	(5)	383	(101.3)
Net loss attributable to non-controlling interests, net	$741,567	$88,204	740.7%	$1,043,091	$197,742	427.5%

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

Income Taxes

The following tables detail the taxable and non-taxable components of our reported income (loss), for the periods ended June 30, 2009 and 2008:

	Three months Ended June 30,
(dollars in thousands)	2009	% of Revenues	2008	% of Revenues	% Change
Loss subject to tax	$(15,486)	(13.3)%	$(18,951)	(14.6)%	18.3%
Loss not subject to tax	(779,229)	(666.8)	(71,627)	(55.2)	(987.9)
Loss before income taxes	$(794,715)	(680.1)%	$(90,578)	(69.8)%	(777.4)%
Income tax (provision) benefit	$(130)	(0.1)%	$45	--%	(388.9)%
Effective tax rate – consolidated basis	(0.02)%		0.05%
Effective tax rate for corporate subsidiaries subject to tax	(0.84)%		0.24%

	Six Months Ended June 30,
(dollars in thousands)	2009	% of Revenues	2008	% of Revenues	% Change
Loss subject to tax	$(31,103)	(13.5)%	$(33,622)	(5.6)%	7.5%
Loss not subject to tax	(1,091,969)	(475.6)	(187,084)	(355.5)	(483.7)
Loss before income taxes	$(1,123,072)	(489.2)%	$(220,706)	(83.6)%	(408.9)%
Income tax provision	$(245)	(0.1)%	$(1,004)	(0.4)%	75.6%
Effective tax rate – consolidated basis	(0.02)%		(0.45)%
Effective tax rate for corporate subsidiaries subject to tax	(0.79)%		(2.99)%

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

Despite the taxable loss, we recognized an income tax provision in the six months ended June 30, 2009 and 2008, principally due to state and local income taxes.

Accounting Changes

For discussion of the impact of adopting recent accounting pronouncements, see Notes 1, 3, 11 and 21 to the condensed consolidated financial statements.

Inflation

Inflation did not have a material effect on our results of operations for the periods presented.

SECTION 3 - RESULTS BY GROUP

The following table presents segment revenues, expenses and operating income for the periods ended June 30, 2009 and 2008 in accordance with GAAP.  Transactions between segments are accounted for as third-party arrangements for the purposes of presenting segment results of operations.  Typical intersegment eliminations include fees earned from Consolidated Partnerships, asset management fees earned by Portfolio Management with respect to assets held by our other segments and intercompany interest.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2009	2008	% Change		2009	2008	% Change
Revenues:
Affordable Housing	$30,696	$41,303	(25.7	) %	$61,521	$85,272	(27.9)%
Commercial Real Estate	15,857	15,129	4.8		30,159	29,198	3.3
Portfolio Management	9,388	11,362	(17.4)		16,772	22,746	(26.3)
Credit Risk Products	1,960	2,296	(14.6)		3,091	4,545	(32.0)
Corporate	1,065	4,065	(73.8)		2,664	7,275	(63.4)
Consolidated Partnerships	82,118	84,061	(2.3)		161,378	172,828	(6.6)
Eliminations	(24,229)	(28,442)	14.8		(45,993)	(57,903)	20.6
Total revenues	$116,855	$129,774	(10.0	) %	$229,592	$263,961	(13.0)%
Expenses:
Affordable Housing	$19,913	$36,478	(45.4	) %	$51,372	$73,983	(30.6)%
Commercial Real Estate	12,577	6,373	97.3		32,378	30,004	7.9
Portfolio Management	6,580	9,287	(29.1)		12,013	17,651	(31.9)
Credit Risk Products	1,016	4,170	(75.6)		3,375	9,187	(63.3)
Corporate	52,408	31,481	66.5		77,357	61,109	26.6
Consolidated Partnerships	470,474	114,351	311.4		729,335	202,578	260.0
Eliminations	(24,207)	(28,183)	14.1		(45,994)	(57,418)	19.9
Total expenses	$538,761	$173,957	209.7%		$859,836	$337,094	155.1%
Other income (loss)(1):
Affordable Housing	$162	$3,959	(95.9)		$(5,806)	$(1,941)	(199.1)
Commercial Real Estate(2)	(36,191)	6,065	(696.7)		(36,127)	12,637	(385.9)
Credit Risk Products	--	(2)	100.0		--	(527)	100.0
Corporate	--	(84)	100.0		28	(89)	131.5
Consolidated Partnerships(1)	377,849	34,871	983.6		555,750	41,695	N/M
Eliminations	10,511	(4,456)	335.9		12,207	(11,663)	204.7
Total other income (loss)	$352,331	$40,353	773.1%		$526,052	$40,112	N/M
Income (loss) before other allocations(1):
Affordable Housing	$10,945	$8,784	24.6%		$4,343	$9,348	(53.5)%
Commercial Real Estate	(32,911)	14,821	(322.1)		(38,346)	11,831	(424.1)
Portfolio Management	2,808	2,075	35.3		4,759	5,095	(6.6)
Credit Risk Products	944	(1,876)	150.3		(284)	(5,169)	94.5
Corporate	(51,343)	(27,500)	(86.7)		(74,665)	(53,923)	(38.5)
Consolidated Partnerships	(10,507)	4,581	(329.4)		(12,207)	11,945	(202.2)
Eliminations	10,489	(4,715)	322.5		12,208	(12,148)	200.5
Total (loss) income before other allocations	$(69,575)	$(3,830)	N/M		$(104,192)	$(33,021)	(215.5)%
Net Income (Loss) Attributable to Centerline Holding Company Shareholders:
Affordable Housing	$9,390	$7,382	27.2%		$1,231	$6,104	(79.8)%
Commercial Real Estate	(32,886)	14,997	(319.3)		(38,308)	12,007	(419.0)
Portfolio Management	2,808	2,075	35.3		4,759	5,095	(6.6)
Credit Risk Products	790	(1,760)	144.9		(317)	(4,963)	93.6
Corporate	(33,362)	(24,889)	(34.0)		(47,592)	(42,008)	(13.3)
Consolidated Partnerships	(10,507)	4,581	(329.4)		(12,207)	11,945	(202.2)
Eliminations	10,489	(4,715)	322.5		12,208	(12,148)	200.5
	$(53,278)	$(2,329)	N/M		$(80,226)	$(23,968)	(234.7)%

(1)	Includes losses allocated to partners of consolidated partnerships.
(2)	Includes equity income of CMBS Fund and High-Yield Debt Fund Partnerships as more fully described below.
N/M – Not Meaningful.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Affordable Housing

The following factors impact comparability when evaluating the results of the Affordable Housing group:

•
The disruptions in the economy and credit markets have reduced the demand for tax credits, which has resulted in fewer tax credit fund originations during 2009, as compared to the prior year period.  During 2009, we raised $73.3 million of gross equity in two Tax Credit Funds ($35.0 million in two Tax Credit Funds for the quarter), as compared to $121.9 million of gross equity raised in six Tax Credit Funds in the comparable 2008 period ($21.0 million in four Tax Credit Funds for the quarter).

•
Beginning in the fourth quarter of 2008, the Affordable Housing group performs its own asset management services and thus fees, which averaged $2.7 million per quarter during 2008, are no longer paid to our Portfolio Management group for these services.

•
Certain bonds included in the December 2007 Freddie Mac re-securitization transaction were not considered “sold” for accounting purposes and we carry debt associated with those bonds (see Notes 6 and 13 to the condensed consolidated financial statements). Throughout 2008, the guarantees precluding sale treatment of 27 bonds (with an aggregate par value of $273.5 million) expired, and we recognized the bonds as sold. During the six months ended June 30, 2009, we re-recognized 35 mortgage revenue bonds included in the 2007 re-securitization that had defaulted and/or had been placed in special servicing (26 in the second quarter).  As our role as servicer of the bonds allows us to repurchase those bonds (although we do not intend to) we re-recognized the bonds as assets.  As the level of bonds and securitization debt changes, the amounts of mortgage revenue bond interest income, other interest income and interest expense in this group will fluctuate.

•
We recognized $4.8 million of other income in the first half of 2008 ($4.6 million in the second quarter) related to the bonds recognized as sold during 2008 as described above. The 2008 year to date period also includes $7.6 million of incremental losses, the majority of which were recorded in the first quarter, associated with the re-securitization transaction.

•	Loss on impairment of assets recognized by this segment in 2009 was $8.9 million ($0.3 million for the second quarter) as compared to $19.1 million in 2008 ($12.3 million for the second quarter).

Revenues

A description of the revenue streams for our Affordable Housing operations can be found in our 2008 Form 10-K.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change
Interest income:
Mortgage revenue bond interest income	$8,239	$12,715	(35.2)%	$16,191	$24,977	(35.2)%
Other interest income	10,800	11,865	(9.0)	22,738	23,074	(1.5)
Fee income:
Fund sponsorship	10,143	14,698	(31.0)	19,553	33,416	(41.5)
Mortgage origination fees	171	76	125.0	366	398	(8.0)
Mortgage servicing fees	255	175	45.7	526	295	78.3
Other:
Expense reimbursements	762	889	(14.3)	1,545	1,869	(17.3)
Miscellaneous	326	885	(63.2)	602	1,243	(51.6)
Total revenues	$30,696	$41,303	(25.7)%	$61,521	$85,272	(27.9)%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Interest income

Mortgage Revenue Bond Interest Income

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change
Mortgage revenue bonds repaid or sold (1)	$1,034	$25,057	(95.9)%	$2,649	$25,150	(89.5)%
Average balance (fair value)	551,323	775,597	(28.9)	528,526	782,253	(32.4)
Weighted average yield	5.55%	6.44%		5.88%	6.30%

(1)	Includes only assets held for our own account and excludes bonds included in the 2007 re-securitization transaction that were not reflected as sold.

Interest income earned from mortgage revenue bonds has declined due to the smaller average balance of bonds on the balance sheet period over period, due to either sale of the investments or sale recognition in connection with the re-securitization.

Other Interest Income

Other interest income includes the interest earned on retained interests from the 2007 re-securitization transaction (specifically the Series A-1 and Series B Freddie Mac Certificates) and interest on the stabilization escrow account established at the time of the re-securitization.  The decrease in revenue in both periods in 2009 is primarily the result of lower interest income on the stabilization escrow due to a lower balance in the 2009 periods as compared to the 2008 periods (due to escrow releases). The decrease was partially offset by an increase in interest earned from the retained certificates following the sale of the associated bonds (as described above) through 2008. Other interest income in this segment should decrease throughout the remainder of 2009 due to the additional bonds re-recognized during the second quarter of 2009, as additional money is released from the stabilization escrow account and due to the July 2009 sale of certain Series A-1 Freddie Mac certificates.

Fund Sponsorship

Economic factors have reduced the demand for tax credits, resulting in fewer tax credit fund originations during 2009 as compared to the prior period.  Although the raising of tax credit funds is traditionally weighted to the fourth quarter, given the current demand in the market for tax credits, our current expectations are that total gross equity raised with respect to tax credit funds will be significantly less than historical levels until the economy stabilizes.

Management segregates fees from fund sponsorship into categories based upon activity as provided in the table below.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change
Fees based on equity invested
Property acquisition fees	$847	$3,193	(73.5)%	$847	$9,647	(91.2)%
Organization, offering and acquisition allowance fees	329	1,596	(79.4)	541	4,697	(88.5)
Fees based on management of sponsored funds
Partnership management fees	2,692	2,746	(2.0)	5,451	5,505	(1.0)
Asset management fees	5,166	5,437	(5.0)	9,850	11,187	(12.0)
Other fee income	1,109	1,726	(35.7)	2,864	2,380	20.3
Total fund sponsorship fee income	$10,143	$14,698	(31.0)	$19,553	$33,416	(41.5)
Assets under management – Tax Credit Funds (balance at June 30)	$9,470,281	$9,816,374	(3.5)%
Equity raised by Tax Credit funds	$34,979	$21,043	66.2%	$73,339	$121,945	(39.9)%
Equity invested by Tax Credit funds(1)	$34,979	$124,520	(71.9)%	$73,339	$376,743	(80.5)%

(1)	Excludes warehoused properties that have not yet closed into an investment fund.

Fees Based on Equity Invested

While we acquire properties on an ongoing basis throughout the year, we do not recognize property acquisition fees until we place the property into a sponsored fund.  Therefore, a change in timing of a fund closure may impact the level of revenues we recognize in a given period.  Additionally, the type of funds originated (whether for a single investor, multiple investors or one with specified rates of return) can affect the level of revenues as the fee rate for each varies.  In addressing the impact of the current business environment on the operations of this group, we are currently only acquiring properties for which we have a specific “take-out” by way of sale to a fund and are determining fee structures for each fund on a specific basis.  The fees recognized in the 2009 periods reflect these situational business changes while the period ended 2008 results reflect the carryover of fund activity conducted in late 2007.

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

The decrease in asset management fees in the 2009 periods was primarily related to a reduction in the cash reserve balances of certain funds, causing an uncertainty as to the collectability of fees for these funds.

Other Fee Income

Other fee income includes construction service fees, administrative fees and credit intermediation fees.  With the exception of credit intermediation fees and administrative fees, these other fee items have generally decreased due to lower mortgage revenue bond originations on which these fees are based.  For the remainder of the calendar year, we do not anticipate the acquisition of any additional mortgage revenue bonds.  In the second quarter of 2008, we received $0.4 million in penalties related to the prepayment of a mortgage revenue bond which also contributed to the decrease as there was no corresponding income in the 2009 periods.

Since mid-2006, the Affordable Housing Group no longer provides credit intermediation for new funds (as credit intermediation of new funds is provided by and fees are earned directly by our Credit Risk Products Group).  This group continues to recognize fees for transactions prior to mid-2006; however this fee stream continues to decline as amortization ends for fees related to older transactions.  In the first quarter of 2009, however, there was a true-up receipt related to a legacy fund which resulted in an increase in credit intermediation fees for the year-to-date period.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Mortgage Origination and Servicing Fees

Affordable multi-family mortgage originations for the three and six months ended June 30, 2009 and 2008, are broken down as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008	% Change	2009		2008	% Change
Total mortgage origination activity(1)	$15,583		$22,560	(30.9)%	$25,613		$66,465	(61.5)%
Mortgages originated in prior periods and sold during the period	6,125		--		12,718		8,062
Less: mortgages originated but not yet sold(2)	(3,983)		(17,700)		(3,983)		(17,700)
Total mortgage origination activity recognized for GAAP and for which revenue is recognized	$17,725		$4,860	264.7%	$34,348		$56,827	(39.6)%
		% of Total		% of Total		% of Total		% of Total
Fannie Mae	$6,125	34.6%	$1,410	29.0%	$22,748	66.2%	$1,410	2.5%
Freddie Mac	11,600	65.4	3,450	71.0	11,600	33.8	55,417	97.5
	$17,725	100.0%	$4,860	100.0%	$34,348	100.0%	$56,827	100.0%

(1)	Includes all mortgages funded during the period.
(2)	Included in Other Investments – mortgage loans held for sale.

(dollars in thousands)	2009	2008	% Change

Primary servicing portfolio at June 30	$346,838	$229,659	51.0%
Carrying value of MSRs	$3,837	$2,534	51.4%

Affordable multi-family mortgage originations decreased period over period as a result of stagnation in credit markets. Origination fees remained constant, however, due to higher origination points paid on several loans originated in the 2009 period as compared to the 2008 period.

With respect to mortgage originations, we earn both origination fees (included in fee income) and cash gains on sale of the mortgages (see Other (loss) income below).  In combination, the fees and gains increased by $0.2 million or 267.8% in the second quarter of 2009 as compared to the prior year quarter.  For the first half of 2009, the increase was $0.1 million, or 25.2%, as compared to the same period in 2008.  These combined “up-front fees” increased in 2009 as the disruption in the credit markets has presented opportunities as lenders have exited the marketplace.  We expect that the earnings will moderate as more real estate lenders return to normalized business operations.

Mortgage servicing fees increased in the current year periods due to an increase in the servicing portfolio period over period.

Other Revenues

Expense reimbursements and miscellaneous revenues fluctuate with the growth of the number of funds we manage and their cash flows.  The decreases in the 2009 periods versus the comparable 2008 periods are primarily due to lower cash flows of these entities as compared to the prior period.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change
General and administrative	$8,924	$13,752	(35.1)%	$18,277	$27,471	(33.5)%
Interest expense:
Borrowings and financings	3,388	5,442	(37.7)	9,331	17,184	(45.7)
Preferred shares of subsidiary	4,725	4,725	--	9,449	9,449	--
Depreciation and amortization	2,565	277	826.0	5,455	765	613.1
Loss on impairment of assets	311	12,282	(97.5)	8,860	19,114	(53.6)
Total expenses	$19,913	$36,478	(45.4)%	$51,372	$73,983	(30.6)%
Average borrowing rate	5.52%	6.29%		5.52%	6.48%
Average SIFMA rate	0.45%	1.91%		0.51%	2.22%

General and Administrative

The decrease in general and administrative expenses in both 2009 periods is attributable to:

•
$5.4 million decrease in 2009 ($2.7 million for the second quarter) in asset management and loan servicing fees year over year. Beginning in the fourth quarter of 2008, the Affordable Housing group performs its own asset management services and thus no further fees will be paid to our Portfolio Management group for these services;

•	$1.8 million reduction in 2009 ($0.5 million for the second quarter) of salaries and benefits expense resulting from a reduction in personnel; and

•	$2.8 million decrease in 2009 ($1.1 million for the second quarter) in tax credit acquisition costs due to the lower volume of fund closings.

Partially offsetting these decreases was a $2.3 million increase in 2009 ($0.5 million for the second quarter) in reserves against advances made to our sponsored funds as the amounts may not be collectible.

Interest Expense

The decrease in interest expense in both 2009 periods is primarily attributable to:

•
$4.4 million decrease in 2009 (no significant variance for the second quarter periods) in derivative expense related to favorable changes in the fair value of free-standing derivatives.  These derivatives are interest rate swap agreements with the developers of properties underlying certain mortgage revenue bonds we previously owned (see Note 23 to the condensed consolidated financial statements); and

•
$5.0 million decrease in 2009 ($2.2 million for the second quarter) in interest expense on the Freddie Mac secured financing liability relating to mortgage revenue bonds re-securitized but for which the transaction was not recognized as a sale for accounting purposes (see Note 13 to the condensed consolidated financial statements).  The decrease was the result of additional bonds qualifying for sale treatment throughout 2008 and the resulting de-recognition of the secured financing liability, partially offset by an increase in interest expense due to the bonds re-recognized in 2009.  The change corresponds with the decrease in mortgage revenue bond interest income described under Revenues above. This component of interest expense should increase throughout the remainder of 2009 for the additional bonds re-recognized during the second quarter of 2009.

Partially offsetting these decreases was a net increase in 2009 of $1.7 million ($0.6 million for the second quarter) in cash payments related to the free-standing derivatives mentioned above.  Under these agreements, we pay fixed interest rates and receive interest at a variable rate (see Note 23 to the condensed consolidated financial statements) and therefore we have paid additional interest payments in the 2009 periods as variable interest rates have decreased period over period.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Depreciation and Amortization

The increase in the 2009 periods was due to the change in the amortization life (effective January 1, 2009) of deferred financing costs related to a change in the estimated redemption date of certain mandatorily redeemable preferred shares in this segment.

Loss on Impairment of Assets

The table below provides the components of loss on impairment of assets for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Available-for-sale investments (see Note 6):
Series B Freddie Mac certificates	$--	$7,668	$8,549	$7,668
Mortgage revenue bonds	--	4,096	--	10,928
Other	311	518	311	518
	$311	$12,282	$8,860	$19,114

In the first quarter of 2009 and the second quarter of 2008, our expectation of severity of credit losses in the mortgage revenue bonds underlying the Series B Freddie Mac certificates increased.  As a result, in each of those quarters, we reduced the projected cash flows we will receive over the life of the investment and, accordingly, recognized the resulting decrease in value as an impairment.

Of the amount recorded for impairment of mortgage revenue bonds in 2008, $7.2 million represented an expected loss on the planned sale of two bonds, both of which we sold later in the year.  The remaining $3.7 million related to one bond whose impairment resulted from substandard performance at the underlying property.

Other (loss) income

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change
Equity and other (loss) income	$(294)	$(146)	(101.4)%	$(7,209)	$6	N/M
Gain (loss) from repayment or sales of investments, net	456	4,105	(88.9)	1,403	(1,947)	172.1%
Total other loss	$162	$3,959	(95.9)	$(5,806)	$(1,941)	(199.1)

N/M – Not meaningful.

Equity and Other (Loss) Income

During the six months ended June 30, 2009, we recorded charges of $7.3 million ($0.4 million in the second quarter) to write down the value of equity interest in three tax credit property partnerships.  While we normally sell the equity interests into sponsored funds at our cost basis, we do not expect to recover the costs of these investments.

Gain (Loss) from Repayment or Sales of Investments, Net

We recognized $4.8 million of other income in the first half of 2008 ($4.6 million in the second quarter) related to 18 mortgage revenue bonds (17 in the second quarter) re-securitized with Freddie Mac in December 2007, but for which continuing involvement had precluded sale treatment.  Due to the lapsing of this involvement, these bonds received sale treatment for accounting purposes.  The 2008 year to date period also includes $7.6 million of incremental losses, the majority of which were recorded in the first quarter, associated with the re-securitization transaction.

The above items are discussed under “Other Income (Loss)” in SECTION 2 – CONSOLIDATED RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

These amounts also include premiums earned from sale of affordable housing mortgage loans to Fannie Mae and Freddie Mac as well as gains we record in connection with recognizing mortgage servicing rights.  The 2009 year-to-date amount related to these items is $0.8 million ($0.4 million for the second quarter) as compared to $1.1 million in the 2008 year-to-date period ($0.1 million for the second quarter).

Profitability

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change
Income before other allocations	$10,945	$8,784	24.6%	$4,343	$9,348	(53.5)%
Net Income	9,390	7,382	27.2	1,231	6,104	(79.8)

The change in income before other allocations reflects the revenues and expense changes discussed above.  Incremental costs incorporated in net income include the impact of taxes and allocations to the preferred shares of subsidiaries.

Commercial Real Estate

The following factors impact comparability when evaluating the results of the Commercial Real Estate group:

•
Our CMBS and CDO debt and equity investments, whether held by our funds or for our own account, have experienced a significant decline in fair value.  Although credit losses have been increasing in the underlying assets, we believe that a large portion of such declines are due to market dislocation and a market disfavor for structured finance instruments (see Fair Value Disclosures discussion in SECTION 4 – LIQUIDITY AND CAPITAL RESOURCES beginning on page 97).  In addition, our strategy with CMBS investments is long-term in nature and we have the intent to hold these assets until market conditions improve allowing time for the asset values to recover.

•
For the six months ended June 30, 2009, our proportionate share of impairment charges recognized by the CMBS Fund Partnerships and the High-Yield Debt Fund Partnership was $22.8 million (as compared to $2.7 million in the first half of 2008).  Our share of the losses was $14.4 million in the second quarter of 2009 as compared to $2.6 million in the second quarter of 2008.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change
Interest income	$5,914	$5,682	4.1%	$11,222	$11,373	(1.3)%
Fee income:
Mortgage origination fees	1,103	1,288	(14.4)	1,518	2,405	(36.9)
Mortgage servicing fees	4,672	4,510	3.6	9,417	9,394	0.2
Other fees:
CDO collateral management	1,912	1,152	66.0	3,831	1,398	174.0
Other fees	2,031	1,504	35.0	3,535	2,530	39.7
Other income:
Prepayment penalties	85	565	(85.0)	391	984	(60.3)
Other revenues	140	428	(67.3)	245	1,114	(78.0)
Total revenues	$15,857	$15,129	4.8%	$30,159	$29,198	3.3%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Interest Income

While interest income in the second quarter of 2009 was higher than in the prior year period, the quarter and year to date periods include the following declines:

•
$2.4 million of income in 2008 ($1.1 million for the second quarter) from our loan to AMAC with none recognized in 2009.  Due to the pending liquidation of AMAC, we stopped receiving interest payments in the third quarter of 2008 and do not anticipate future interest income from this loan; and

•
$0.9 million decrease ($0.1 million for the second quarter) in interest income earned on warehoused loans due to a lower level of loans outstanding on the warehouse line during the 2009 periods as compared to the 2008 periods.

Partially offsetting these decreases was a $2.3 million increase year-to-date ($0.6 million for the second quarter) due to interest earned on CMBS and retained CMBS investments from periodic accretion differences in accordance with GAAP and both periods benefited from intercompany interest income on cash balances.

Mortgage Origination and Servicing Fees

Conventional mortgage originations decreased in both periods as a result of deterioration in market conditions occurring in the multifamily real estate sector toward the latter half of 2008 and into 2009.  This deterioration resulted in a significant decline in the volume of property acquisitions requiring financing, and changes to the underwriting and lending standards utilized by Fannie Mae and Freddie Mac, causing an overall reduction in activity.

We have not originated loans for a conduit lender or any other type of securitization program since the three months ending March, 31 2008.

Conventional multi-family mortgage originations for the three and six months ended June 30, are broken down as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008	% Change	2009		2008	% Change
Total mortgage origination activity(1)	$158,073		$117,842	34.1%	$269,280		$453,064	(40.6)%
Mortgages originated in prior periods and sold during the period	73,940		224,782		34,507		83,642
Less: mortgages originated but not yet sold(2)	(15,435)		(23,576)		(15,435)		(26,026)
Total mortgage origination activity recognized for GAAP and for which revenue is recognized	$216,578		$319,048	(32.1)%	$288,352		$510,680	(43.5)%
		% of Total		% of Total		% of Total		% of Total
Fannie Mae	$192,028	88.7%	$232,836	73.0%	$263,802	91.5%	$350,178	68.6%
Freddie Mac	24,550	11.3	86,212	27.0	24,550	8.5	149,502	29.3
Conduit and other	--	--	--	--	--	--	11,000	2.1
	$216,578	100.0%	$319,048	100.0%	$288,352	100.0%	$510,680	100.0%

(1)	Includes all mortgages funded during the period.
(2)	Included in Other Investments – mortgage loans held for sale.

With respect to mortgage originations, we earn both origination fees (included in fee income) and cash gains on sale of the mortgages (see Other (loss) income below).  In combination, the fees and gains increased by $1.0 million or 37% in the second quarter of 2009 as compared to the prior year quarter.  For the first half of 2009, the increase was $0.4 million, or 10%, as compared to the same period in 2008.  These combined “up-front fees” increased in 2009 as the disruption in the credit markets has presented opportunities as lenders have exited the marketplace.  We expect that the earnings will moderate as more real estate lenders return to normalized business operations.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	As of June 30,
(dollars in thousands)	2009	2008	% Change
Primary servicing mortgage portfolio	$8,351,993	$8,565,982	(2.5)%
Carrying value of MSRs	$56,631	$58,900	(3.9)%

Although the primary servicing mortgage portfolio decreased, there was an increase in servicing fees primarily due to a slight increase in weighted average servicing fees for both 2009 periods as compared to the comparable 2008 periods.

Other Fees

CDO collateral management represents new revenue streams earned in connection with the CDO collateral management agreement we entered into during the second quarter of 2008.  The increase in the 2009 periods is due to the full period of revenue in the current year as compared to partial periods in 2008.

The increase in other fee income represents incentive fees we received in 2009 ($2.1 million for the year-to-date period and $1.4 million for the second quarter) from the disposition of certain investments in a third-party commercial loan portfolio we began managing in 2008 and for which there were no comparable fees in the 2008 periods. Partially offsetting these amounts is the absence of management fees earned from AMAC ($0.4 million in both the 2008 year-to-date and second quarter period for which there are no comparable 2009 amounts.)

Other Income

Prepayment penalties are received when early repayment of a loan occurs due to refinancing. The decrease in prepayment penalties in both periods relates to a lower level of refinancing activity over the comparable periods, primarily due to the difficulty for borrowers refinancing mortgages in the current credit environment.

Miscellaneous other revenue decreased in both periods primarily due to a reduction in expense reimbursement related to AMAC as a result of its pending liquidation (no reimbursements in the current periods as compared to $0.8 million in the comparable 2008 year-to-date period and $0.3 million for the second quarter of 2008).

Provided below is the detail of Commercial Real Estate assets under management (for which we earn fees):

	June 30,
(dollars in thousands)	2009	2008	% Change
CMBS funds(1)	$1,475,397	$1,475,397	--%
High-yield debt fund(1)	535,665	535,665	--
Joint venture equity funds(1)	180,407	221,641	(18.6)
CDO collateral management(2)	1,838,544	1,429,062	28.7
Third-Party commercial loan portfolio	141,580	767,777	(81.6)
Total	$4,171,593	$4,429,542	(5.8)%
(1) Figures represent committed and invested equity of the managed entities. (2) June 30, 2009 includes $392.0 million of assets we manage for AMAC for which we did not earn fees at June 30, 2008.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change
General and administrative	$8,981	$8,666	3.6%	$18,354	$18,551	(1.1)%
Interest, net	769	(6,391)	112.0	1,538	4,256	(63.9)
Depreciation and amortization	2,827	3,021	(6.4)	5,894	6,120	(3.7)
Loss on impairment of assets, net	--	1,077	(100.0)	6,592	1,077	512.1
Total expenses	$12,577	$6,373	97.3	$32,378	$30,004	7.9

N/M – Not meaningful

General and Administrative

General and administrative expense decreased in the 2009 year-to-date period due to lower administrative expenses which were substantially offset by an increase in salaries and benefits expense. Lower administrative expenses in 2009 are due to lower auditing fees, $0.4 million of costs incurred in 2008 for a business initiative that was subsequently postponed and lower overall expenses due to company-wide strategies to reduce expenses.  Although salaries costs in 2009 were lower due to the reductions of personnel in April and November 2008, the 2008 period included a reversal of previously accrued compensation related to the performance of our managed funds.  There were no comparable expense offsets in the 2009 periods.

General and administrative expense increased in the 2009 quarter due to higher salaries and benefits expense (as mentioned above, the 2008 period included a reversal of previously accrued compensation expense) which was substantially offset by lower administrative expense (resulting from an overall reduction in personnel and company-wide strategic focus of reducing expenses).

Interest Expense

The interest expense variance in both periods is primarily due to the non-cash impact to expense in 2008 representing the change in the fair value of derivatives. The 2008 year-to-date period includes $1.8 million of non-cash loss ($6.7 million of non-cash income for the second quarter which is reflected as a reduction of interest expense) related to these derivatives.  There was no corresponding amount in 2009, as these swaps were terminated at the end of 2008.  See Note 23 to the condensed consolidated financial statements.

Both periods in 2009 also reflect a decrease in interest expense due to lower rates incurred to warehouse mortgage loans prior to sale and reduced borrowings related to lower origination volume.

Loss on Impairment of Assets

During 2009, we recognized a $6.6 million other-than-temporary impairment (all in the first quarter) related to CMBS investments we hold in this group for our own account.  The impairment was due to expected increases in credit defaults in the associated CMBS trust.  During 2008, we recognized a $1.1 million other-than-temporary impairment (all in the second quarter) related to retained CMBS certificates we hold in this group for our own account.  The impairment was due to actual and anticipated losses related to the underlying assets.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Other (loss) income

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change
Equity and other (loss) income
AMAC	$--	$(288)	100.0%	$--	$(2,282)	100.0%
Consolidated Partnerships	(10,504)	4,560	(330.4)	(12,202)	11,796	(203.4)
Impairment of loans to Consolidated Partnership	(25,309)	--	(100.0)	(25,309)	--	(100.0)
Other	(284)	(146)	(94.5)	(293)	(205)	(42.9)
(Loss) gain on sale or repayment of loans, net	(94)	1,939	(104.8)	1,677	3,328	(49.6)
Total other (loss) income	$(36,191)	$6,065	(696.7)%	$(36,127)	$12,637	(385.9)%

Equity and other (loss) income

As AMAC is developing a plan of liquidation, we stopped recording equity losses related to its operations in the fourth quarter of 2008, but may have further losses if we do not recover the current estimate of $9.6 million on the loan we had provided to AMAC.

Also included is equity income from the CMBS Fund Partnerships and the High-Yield Debt Fund Partnership for which we act as general partner and own a portion of the funds at varying ownership percentages, generally 5%.  While the funds remain cash-flow-positive, their GAAP net income includes charges for other-than-temporary impairment of investments they hold.  Asset impairment charges recognized by three of the CMBS Fund Partnerships and the High-Yield Debt Fund Partnership in 2009 were $485.9 million ($309.3 million for the second quarter); our proportionate share was $22.8 million ($14.4 million for the second quarter).  Asset impairment charges recognized by the funds in 2008 were $25.7 million ($25.0 million for the second quarter); our proportionate share was $2.7 million ($2.6 million for the second quarter).  As the impairment charges reflect the expectation of future credit losses, they do not impact the equity allocations we receive to manage the funds although the amount of promote income in the future may be reduced if the anticipated credit losses come to pass.

Impairment of loans to Consolidated Partnership relates to monies we had loaned to a CMBS Fund Partnership. Increasing credit losses of the assets underlying the CMBS investments the fund holds have decreased the cash flows the fund is collecting.  As a result, the collectability of our loans to the fund is not assured and, accordingly, we recorded a reserve to write them down to the amount we believe is realizable (see Note 24 to the condensed consolidated financial statements).

(Loss) Gain on sale or repayment of loans

(Loss) gain on sale or repayment of loans in this segment primarily relates both to premiums earned from sale of mortgage loans or mortgage backed securities to Fannie Mae and Freddie Mac as well as gains we record in connection with recognizing mortgage servicing rights.  An increase in gains results from higher origination activity for servicing-retained loans in the current periods. See also Mortgage Originations and Servicing Fees above.

Offsetting the 2009 increases, we recorded a $5.4 million charge (all in the second quarter) for expected losses under our mortgage loan loss sharing agreement with Fannie Mae (see Note 26 to the condensed consolidated financial statements) as compared to $1.3 million (all in the second quarter) in the 2008 period. In addition, the 2008 period includes a $0.3 million loss (recorded in the first quarter) on an investment held at Centerline Investors.

Profitability

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change
(Loss) income before other allocations	$(32,911)	$14,821	(322.1)%	$(38,346)	$11,831	(424.1)%
Net (loss) income	(32,886)	14,997	(319.3)	(38,308)	12,007	(419.0)

The change in loss (income) before other allocations and net loss reflects the revenues and expense changes discussed above.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Portfolio Management

The following factors impact comparability when evaluating the results of the Portfolio Management group:

•
Our primary loan servicing portfolio decreased to $20.7 billion, as compared to $25.0 billion at June 30, 2008, due principally to declining pre-securitization servicing that has been affected by the disruption in credit markets.

•	Our 2009 special servicing portfolio increased to $5.2 billion, as compared to $1.3 billion at June 30, 2008.

•
Beginning in the fourth quarter of 2008, the Affordable Housing group performs its own asset management services and thus no longer pays fees, which averaged $2.7 million per quarter in 2008, to the Portfolio Management group for such services.

Revenues

A description of the revenue streams for our Portfolio Management operations can be found in our 2008 Form 10-K.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change
Interest income	$143	$1,524	(90.6)%	$483	$4,015	(88.0)%
Fee income:
Asset management/servicing	3,677	6,619	(44.4)	7,507	13,358	(43.8)
Other fee income	5,440	2,893	88.0	8,606	4,830	78.2
Other	128	326	(60.7)	176	543	(67.6)
Total revenues	$9,388	$11,362	(17.4)%	$16,772	$22,746	(26.3)%

	At June 30,
(dollars in thousands)	2009	2008	% Change
Primary Servicing Portfolio(1)	$20,704,000	$24,989,833	(17.2)%
Special Servicing Portfolio	5,194,397	1,285,174	304.2
Carrying value of MSRs	1,153	4,230	(72.7)
(1) Includes sub-servicing of the Commercial Real Estate and Affordable Housing servicing portfolio

Interest Income

Interest income in this segment is a function of the size of the servicing portfolio (and therefore the size of escrow accounts managed) and the rate that can be earned on those funds.  As securitization volume has declined substantially since the third quarter of 2007 throughout the credit markets, our servicing portfolio has decreased in both periods as a result of the lower pre-securitization component of the portfolio. In addition, interest income decreased due to lower rates earned on the servicing escrow cash balances resulting from significant interest rate declines.

Fee income

Asset Management/Servicing

The decrease in asset management/servicing fees in both periods is primarily due to the transfer of affordable housing asset management into our Affordable Housing group. As discussed above, beginning in October 2008, these services are being performed within Affordable Housing, resulting in a decrease of $2.7 million per quarter previously earned by this segment (see Affordable Housing discussion above).  Also contributing to the decrease is the decline in our servicing portfolio period over period, as discussed above.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Other Fee Income

The increase in other fee income in both periods is primarily attributable to a net increase in special servicing fees, specifically:

•	an increase in base fees of $3.6 million in 2009 ($2.5 million for the second quarter) due to an increase in the special servicing portfolio period over period;

•	an increase in liquidation fees of $0.8 million in 2009 primarily due to the liquidation of a large special servicing loan in the first quarter 2009; and

•
an increase in extension fees of $1.5 million in 2009 ($1.2 million for the second quarter) due to the current state of the credit markets resulting in an increasing number of CMBS loans that are unable to refinance at maturity and therefore require extension beyond the stated maturity (for which we earn a related fee).

These increases were partially offset by a decrease in assumption fees of $2.3 million in 2009 ($1.4 million for the second quarter) related to the special servicing portfolio due to the current state of the commercial property market resulting in lower commercial property sales and loan assumption activity.

Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change
General and administrative expenses	$5,611	$8,198	(31.6)%	$10,092	$15,287	(34.0)%
Interest expense	--	127	(100.0)	--	129	(100.0)
Depreciation and amortization	969	962	0.7	1,921	2,235	(14.0)
Total expenses	$6,580	$9,287	(29.1)%	$12,013	$17,651	(31.9)%

General and administrative

General and administrative expenses declined due to lower expenses associated with asset management services related to our Affordable Housing group which is now performed within that group as discussed above.

Depreciation and amortization

Depreciation and amortization expenses decreased in the year-to date period as a result of lower amortization of mortgage servicing rights.  The majority of the mortgage servicing rights in this segment was recorded upon acquisition of this business in 2006 and certain of those assets were fully amortized during the first quarter of 2008.  Most of the remaining balance will be fully amortized prior to the end of 2009.

Profitability

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change
Income before other allocations	$2,808	$2,075	35.3%	$4,759	$5,095	(6.6)%
Net income	2,808	2,075	35.3	4,759	5,095	(6.6)

The change in income before other allocations and net income reflects the revenues and expense changes discussed above.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•
We also eliminated the personnel associated with the syndicated debt investing  portion of the business during the fourth quarter of 2008, and several positions in the credit intermediation portion in 2009, lowering the group’s cost structure.

Our current outlook is that little, if any, new business will be carried out in our Credit Risk Products group in the near future, given current market conditions.

Revenues

A description of the revenue streams for our Credit Risk Products operations can be found in our 2008 Form 10-K.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change

Interest income	$42	$903	(95.3)%	$151	$1,867	(91.9)%
Credit intermediation fees	1,915	1,172	63.4	2,933	2,365	24.0
Other revenues	3	221	(98.6)	7	313	(97.8)
Total revenues	$1,960	$2,296	(14.6)%	$3,091	$4,545	(32.0)%

Interest Income

Interest income on capital balances maintained at Centerline Financial decreased due to declines in interest rates period over period and declining cash balances as its capital requirements decline.  In addition, the 2008 year-to-date period includes interest income of $0.9 million ($0.4 million for the second quarter) from investments in syndicated corporate debt, the majority of which we sold prior to December 31, 2008.

Credit Intermediation Fees

In April 2009, the Affordable Housing group purchased the limited partnership interest in one of the credit intermediated funds that it had sponsored (see Note 17 to the condensed consolidated financial statements).  As a result, Centerline Financial was released of its obligation under the associated credit intermediation agreement resulting in the recognition of $1.0 million of previously deferred fees. Partially offsetting the increase in both periods was a decrease due to the absence of revenue earned in the 2008 periods for two agreements that were terminated in November 2008.  As we are not currently entering into any new such agreements, we expect that this fee stream will continue to decline for the remainder of 2009.

Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change

General and administrative expenses	$745	$3,417	(78.2)%	$2,569	$6,961	(63.1)%
Interest expense:
Borrowings, including net cash impact of derivatives	(102)	489	(120.9)	(57)	917	(106.2)
Derivatives – fair value change	352	144	144.4	821	(38)	N/M
Depreciation and amortization	21	43	(51.2)	28	79	(64.6)
Impairment of assets	--	77	(100.0)	14	1,268	(98.9)
Total expenses	$1,016	$4,170	(75.6)%	$3,375	$9,187	(63.3)%

N/M – Not meaningful.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

General and administrative

General and administrative expenses decreased $4.4 million in 2009 ($2.7 million for the second quarter) primarily due to:

•
$1.3 million reduction in 2009 ($0.7 million for the second quarter) in professional fees paid to Natixis for advisory services.  One of these agreements was terminated in October 2008. Under another agreement (approximately $0.4 million in expense per quarter), we reached the maximum fee level under the agreement in May 2009 and as such will incur no more expenses under the agreement;

•
$0.6 million reduction in 2009 ($0.3 million for the second quarter) in consulting and legal costs due to no new business activity in the period ended 2009 or planned business activity in the near future; and

•
$1.5 million net reduction in 2009 ($1.1 million for the second quarter) in salaries and benefits expense (due to reduction in personnel) partially offset by severance costs incurred in the first quarter of 2009 due to the departure of an executive officer in this group.

•	Lower headcount in this segment also resulted in lower administrative allocations ($0.6 million in the first half of 2009, including a $0.4 million reduction in the second quarter).

Interest expense

Interest expense on borrowings decreased as the 2008 periods included costs incurred in connection with the syndicated corporate debt warehouse line which was terminated in November 2008. In addition, 2009 includes net cash receipts from an interest rate swap.  Change in fair value of derivatives in both periods relates to one interest rate swap with a third-party.

Impairment of assets

We recognized impairment charges in 2008 (primarily in the first quarter) due to the declining value of syndicated corporate debt securities.  As we determined early in 2008 that we would not hold the investments until recovery, we concluded that the declines in fair value were other-than-temporary.  The majority of these investments were sold prior to December 31, 2008 and the 2009 charge (recognized in the first quarter) relates to the remaining assets which we intend to sell.

Other (loss) income

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change

Loss on sale of assets	$--	$(2)	100.0%	$--	$(527)	100.0%

In 2008, we sold syndicated corporate debt investments at a loss, and for which we had previously recorded impairment losses as described above.

Profitability

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change
(Loss) income before other allocations	$944	$(1,876)	150.3%	$(284)	$(5,169)	94.5%
Net income (loss)	790	(1,760)	144.9	(317)	(4,963)	93.6

The change in income (loss) before other allocations reflects the revenues and expense changes discussed above.  Net income (loss) includes the non-controlling interest allocation to Natixis.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Corporate

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change

General and administrative	$40,543	$15,687	158.4%	$53,781	$31,840	68.9%
Interest expense	6,709	8,651	(22.4)	13,397	15,121	(11.4)
Depreciation and amortization	5,156	7,143	(27.8)	10,179	14,148	(28.1)
Total expenses	$52,408	$31,481	66.5%	$77,357	$61,109	26.6%

Expenses in our Corporate Group include central business functions such as executive, finance and legal as well as costs related to general corporate debt.

General and Administrative

General and administrative expenses increased in both the second quarter of 2009 and the year-to-date period due to the lease termination restructuring charge (see Note 14 to the condensed consolidated financial statements).  Excluding that charge, this category decreased by $6.5 million in 2009 ($3.6 million for the second quarter) which primarily relates to:

•	$5.1 million decrease in 2009 ($2.4 million for the second quarter) in salaries and benefits expense due to the reduction in personnel in April and November 2008;

•	$3.3 million decrease in 2009 ($1.5 million for the second quarter) in bonus expense due to the reduction in personnel and a reduction in profits; and

•	$2.1 million decrease in 2009 ($1.5 million for the second quarter) in auditing and accounting fees due to the lower volume of business and efficiencies gained over the past year.

Partially offsetting these decreases was:

•
$3.5 million increase in 2009 ($0.6 million for the second quarter) in rent expense for office space planned as our new headquarters for which the expense commenced in April 2008.  We are currently in negotiations with the landlord to terminate the lease; and

•
$0.5 million in consulting costs in 2009 (recorded in the second quarter) in connection with retaining a financial advisory firm to assist management with an evaluation of business and strategic alternatives. This evaluation is ongoing and will continue while Island Capital negotiates with our creditors (see Note 2 to the condensed consolidated financial statements).

Interest Expense

The decrease in interest expense in the year-to-date period was primarily attributable to a net reduction of $2.9 million in 2009 representing the impact of our Term Loan and Revolving Credit Facility swap agreement, which we terminated in June 2009.  This amount is comprised of the change in fair value prior to the termination, amortization of unrealized losses prior to the termination (due to the declining balance of the facility below the swap notional amount) and the loss on termination.  Prior to the fourth quarter of 2008, we applied hedge accounting to the swap and changes in fair value were included in other comprehensive income.  After we ceased hedge accounting, the swap was treated as a free-standing derivative and changes in fair value were recorded in interest expense.

Partially offsetting this net decrease was a $0.6 million net increase to cash interest related to our Term Loan and Revolving Credit Facility. A decrease in the average outstanding balance period over period was more than offset by an increase in the borrowing rate (due both to an increase in rates incurred pursuant to the December 2008 amended terms and the impact of our swap agreement related to these borrowings).

The decrease in interest expense for the second quarter was primarily attributable to lower cash interest on the Term Loan and Revolving Credit Facility. The increase in the borrowing rate (due both to an increase in rates incurred pursuant to the December 2008 amended terms and the impact of our swap agreement related to these borrowings) was more than offset by a lower average outstanding balance period over period.  In the second quarter of 2009, the net impact to interest expense from the interest rate swap (as described above) was minimal.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

See further discussion under “Interest Expense” in SECTION 2 – CONSOLIDATED RESULTS OF OPERATIONS.

Depreciation and Amortization

The decrease in depreciation and amortization in both periods is principally due to the acceleration of leasehold improvement amortization in 2008 in anticipation of the intended relocation of our corporate headquarters and the write off of assets at other offices that we closed.  In addition, in connection with the Term Loan and Revolving Credit Facility amendment in December 2008, we wrote-off the remaining deferred financing costs associated with the previous arrangement at that time. The deferred financing costs related to the amendment of our credit facilities in December 2008 was significantly lower than the previous arrangement resulting in lower amortization expense in the 2009 periods as compared to the comparable prior periods.

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

A summary of the impact the Consolidated Partnerships have on our Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended June 30,
	2009			2008
(in thousands)	Tax Credit Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total	Tax Credit Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total
Revenues	$19,159	$62,959	$82,118	$22,476	$61,585	$84,061
Interest expense	(2,431)	(54,205)	(56,636)	(5,257)	(27,656)	(32,913)
Loss on impairment of assets (net)	(30,151)	(309,279)	(339,430)	--	(24,991)	(24,991)
Other expenses	(42,114)	(12,289)	(54,403)	(35,034)	(2,001)	(37,035)
Partnership expenses eliminated in consolidation	(19,104)	(901)	(20,005)	(19,208)	(204)	(19,412)
Other losses	(345,871)	(1,420)	(347,291)	(47,531)	(4,346)	(51,877)
Allocations to limited partners	420,509	304,631	725,140	84,575	2,173	86,748
Net impact	$(3)	$(10,504)	$(10,507)	$21	$4,560	$4,581

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Six Months Ended June 30,
	2009			2008
(in thousands)	Tax Credit Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total	Tax Credit Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total
Revenues	$39,426	$121,952	$161,378	$43,999	$128,829	$172,828
Interest expense	(4,385)	(82,021)	(86,406)	(8,281)	(59,524)	(67,805)
Loss on impairment of assets	(30,151)	(485,883)	(516,034)	--	(25,679)	(25,679)
Other expenses	(74,413)	(14,820)	(89,233)	(64,233)	(4,660)	(68,893)
Partnership expenses eliminated in consolidation	(35,872)	(1,790)	(37,662)	(39,932)	(269)	(40,201)
Other losses	(461,710)	(1,420)	(463,130)	(141,644)	(4,346)	(145,990)
Allocations to limited partners	567,100	451,780	1,018,880	210,240	(22,555)	187,685
Net impact	$(5)	$(12,202)	$(12,207)	$149	$11,796	$11,945

The net impact represents the equity income we earn on our co-investments which is included in net income (loss) allocated to our shareholders.  See SECTION 2 – CONSOLIDATED RESULTS OF OPERATIONS – Other Items.

The following table summarizes the number of Consolidated Partnerships at June 30:

	2009	2008
Tax Credit Fund Partnerships	135	134
Tax Credit Property Partnerships	52	55
CMBS Fund Partnerships	3	3
High-Yield Debt Fund Partnership	1	1

Tax Credit Fund and Property Partnerships

The decrease in revenues is primarily due to a reduction in interest income of $3.5 million year-to-date ($2.1 million for the quarter) resulting from a decrease in interest rates period over period as well as a reduction in investments in syndicated corporate debt which were sold during the second quarter of 2009.

Interest expense for Tax Credit Fund and Property Partnerships declined in both periods due to lower levels of debt in those partnerships resulting from collections of subscription receivables that allowed the funds to repay borrowings.

Other losses principally represent the equity losses that Tax Credit Fund Partnerships recognize in connection with their investments in non-consolidated tax credit property partnerships.  The significant increase in the 2009 periods resulted from impairments recognized in the Tax Credit Fund Partnerships with respect to property level partnerships, as investment values have declined along with the value of tax credits associated with the properties.  See further discussion under “Other Losses from Consolidated Partnerships” in SECTION 2 – CONSOLIDATED RESULTS OF OPERATIONS.

As third party investors hold virtually all of the equity interests in these entities, we allocate results of operations of these partnerships to such third party investors except for the amounts shown in the table above which represent our nominal ownership.

CMBS Fund and High-Yield Debt Fund Partnerships

Revenues of the CMBS and High-Yield Debt Fund Partnerships reflect the following decreases:

•
lower interest earned in the current year due to the sale of eleven investments at the High-Yield Debt Fund Partnership sold subsequent to the second quarter of 2008 (decrease of $2.9 million year-to-date and $1.6 million for the second quarter);

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•
non-accrual of interest for certain mortgage loan investments of the High-Yield Debt Fund Partnership beginning in the third quarter of 2008 due to the uncertainty of collection (decrease of $3.4 million year-to-date and $1.5 million for the second quarter); non-accrual of interest income for certain CMBS structured investments held by the CMBS and High-Yield Debt Fund Partnerships due to uncertain collectability (decrease of $6.4 million year-to-date and $1.9 million for the second quarter); and

•	lower interest earned on cash and restricted cash balances (due to a significant drop in interest rates period over period).

Partially offsetting the year-to-date decline (and more than offsetting the impact of the items noted above for the second quarter) were rental revenues recognized by the High-Yield Debt Fund Partnership related to properties on which it foreclosed.

The increase in interest expense in both periods was due to non-cash interest expense related to derivatives. In June 2009, we revised our estimate of the timing for a debt issuance by a CMBS Fund Partnership for which we and the partnership had entered into interest rate swap contracts.  As a result, the entire $22.7 million unrealized loss that the fund had incurred at the time we terminated the swap agreements has been reclassified to the Condensed Consolidated Statement of Operations (see note 23 to the condensed consolidated financial statements).  Interest income on real estate owned by the High-Yield Debt Fund Partnership contributed to the increases.

The 2009 results also reflect asset impairment charges with respect to investments in CMBS, retained CMBS certificates and mortgage loans held for investment. The impairments in the 2009 periods were predominantly due to increasing default levels within the CMBS trusts and CDOs in which the funds invest.  See further discussion under “Other (Loss) Income” in Affordable Housing discussion in SECTION 3 – RESULTS BY GROUP of this MD&A.

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

While our operating cash flows have improved (see discussion under Cash Flows below), and we had cash liquidity of $19.4 million as of June 30, 2009, we are subject to external factors that constrain our business operations.  As our secured lenders sweep most of our available cash to repay our debt, we may not be able to fund new initiatives, co-investments in new funds or other growth strategies. Additionally, we have liabilities owed to non-secured lenders that we will need to satisfy when the terms of our senior debt are met.

See Note 2 to the condensed consolidated financial statements for a detailed discussion of how market and other events have impacted our liquidity.

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

Through July 31, 2009, we repaid $64.7 million of the Term Loan and Revolving Credit Facility, of which $25.0 million created capacity on the Revolving Credit Facility that may be drawn upon at any time for working capital purposes and/or additional tax credit investments, although based on limitations within the loan documents, only $15 million of the $25 million is available for working capital purposes. Of the amount repaid, $5.7 million was realized from the collection or sale of non-core assets, fulfilling the amount we were required to repay in 2009 from such sources.  Also,  we were required to reduce the Term Loan balance to $39.0 million by July 15, 2009,  and had reduced the balance to $24.8 million by that date.

Notwithstanding current market conditions, management believes cash flows from operations, funds to be released from our stabilization escrow and future monetization of certain non-core assets are sufficient to sustain current operations and repay the required amounts due under the Term Loan agreement.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Cash Flows

	Six months Ended June 30,
(in thousands)	2009	2008
Cash flow from operating activities	$28,623	$14,195
Cash flow from investing activities	62,140	(63,558)
Cash flow from financing activities	(94,169)	25,393
Net change in cash	(3,406)	(23,970)

Operating Activities

Operating cash flows include the warehousing of mortgage loans that we originate and sell to Fannie Mae and Freddie Mac, each of which has an associated sale commitment that allows us to recoup the full amount expended.  Excluding these amounts from both years, operating cash flows were $1.1 million in the 2009 period as compared to $(37.1) million in the same period in 2008. The increase in operating cash flows was driven principally by lower working capital needs, more focused cash management and cost reduction initiatives.  The increase was partially offset by the reduction in business volume and the associated fee income we normally receive at the time we originate funds and mortgage loans.

Investing Activities

Positive investing cash flows in the 2009 period resulted in large part to releases of cash escrows while the 2008 period included large deposits into escrow accounts in connection with the re-securitization transaction in December 2007.  General economic conditions have also resulted in an overall reduction in investing activities while we have also sold non-core investments in the current period, in part to meet requirements of our Term Loan and Revolving Credit Facility.  Additionally, we are no longer acquiring partnership interests in tax credit properties without a stated take out.

Financing Activities

Financing cash flows in the period ended 2009 were lower than the first half of 2008 principally due to the issuance of our 11.0% Preferred shares in the 2008 period.  Additionally, the level of financing inflows will vary with the level of mortgage originations which also impacts operating cash flows as described above.  This category also reflects a lower level of distributions paid and a higher level of debt repayments in the 2009 period, both as required under our Term Loan and Revolving Credit Facility.  Excluding the financing of mortgage loan originations discussed in Operating Activities above, total debt repaid in the first half of 2009 was $62.9 million, including senior debt and bond securitization debt.

Liquidity Requirements after June 30, 2009

Equity distributions declared through June 30, 2009, which will be paid through August 17, 2009 are as follows:

(in thousands)
Equity Issuer Preferred shares	$3,385
Total	$3,385

Funding for distributions on the Equity Issuer Preferred shares is offset by an equal amount of income received from our investment in Series A-1 Freddie Mac Certificates.

In July 2009, we redeemed certain preferred shares of Equity Issuer with a face amount of $145.0 million.  We sold the corresponding Series A-1 Freddie Mac certificates at their face amount and used the proceeds to redeem the preferred shares.

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

Many of our investments are currently illiquid.  For our core assets and assets within our Consolidated Partnership group, in most cases, we have the intent to hold the investments until maturity or recovery, and it is not likely that we will be required to sell the assets.  As such, the fair value presented, considering current market conditions, may diverge materially from the amounts that we will ultimately realize.  This is because the premise under GAAP is that assets generally should be valued on the basis of their current market value and, if no market exists, on a hypothetical market value, regardless of whether we plan to sell or would sell under market conditions such as those we are currently experiencing.  We have not historically sold investment assets in market transactions, but rather have held them until optional redemption dates or allowed early redemption in exchange for penalty fees we earn.

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

In addition, the broker quotes that we receive incorporate assumptions that imply severe default scenarios and discount rates that are significantly wider than the historical averages. While market expectations reflect likely increases in defaults and the lack of liquidity attendant to the uncertainties of the economic climate, we believe the market values predict a stressed reality which may not be reflective of the credit quality of the real estate portfolio that underlies many of our securities, but instead is reflective of the lack of liquidity in the marketplace. As a result, we incorporate those quotes in determining fair value, but also incorporate our estimate of loss-adjusted discounted cash flows that we expect to receive from the investments.

The following table illustrates the percentage differential in values derived by varying the yield assumptions from those implicit in the fair value of our assets as recorded at June 30, 2009.  On average, the assumptions implied in the aggregate valuations of our available-for sale securities (CMBS, retained CMBS certificates and CDO debt and equity), including both assets held for our own account and those within the CMBS Fund and High-Yield Debt Fund Partnerships are:

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•	a 3.0% constant default rate (“CDR”) with a 30% severity of loss on default; and

•	a yield to discount the cash flows of between 40% and 50%

As a point of reference, the current average delinquent balance is 2.51% and our historical average loss severity is 19.4%.

For comparison purposes, the multiples below represent the change in the aggregate value of the investments assuming varying yield percentages used to discount the cash flows.  The loss severity on defaulted loans associated with the CDR curve is assumed to be 30%.

Yield Percentage	Multiple of recorded fair value

100%	0.54	x
90%	0.59	x
80%	0.65	x
70%	0.73	x
60%	0.82	x
50%	0.95	x
40%	1.12	x
30%	1.38	x
20%	1.78	x
10%	2.46	x

As defined in FAS 157, “Level 3” assets are those for which inputs to valuation are not observable in the marketplace and, therefore, require significant judgment in determining fair value. Provided below is the percentage of Level 3 assets as compared to total assets measured at fair value.  We had no Level 3 financial liabilities for the periods presented.  For additional information, see Note 3 to the condensed consolidated financial statements.  Discussion of the valuation techniques for Level 3 assets can be found in our 2008 Form 10-K and in Note 3 to the condensed consolidated financial statements.

(in thousands)	June 30, 2009	December 31, 2008
Level 3 assets held for our own account:
Series A-1 Freddie Mac certificates	$288,102	$335,047
Series B Freddie Mac certificates	97,219	123,122
Mortgage revenue bonds	282,215	69,217
Retained CMBS certificates	10,882	7,313
CMBS	2,193	2,550
Goodwill(1)	248,978	248,978
Mortgage servicing rights(2)	63,262	65,599
Other intangible assets(1)	29,886	37,189
Level 3 assets held by Consolidated Partnerships:
CMBS	168,568	182,828
Retained CMBS certificates	9,726	9,867
CDO debt and equity	24,341	33,189
Total Level 3 assets	$1,225,372	$1,114,899
Level 3 assets as a percentage of total fair value assets	95.1%	92.5%
(1) Non-financial asset fair valued on a non-recurring basis. (2) Financial asset fair valued on a non-recurring basis.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

While, as noted above, we have the intent to hold most of our assets until maturity or recovery, we have recorded impairment charges for certain assets for which we either do not have such intent, or for which the underlying credit quality had deteriorated and, therefore, we may not recover our full investment.

We recorded the following impairments of Level 3 assets for the periods presented (see Notes 6, 11, 20 and 21 to the condensed consolidated financial statements):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Series B Freddie Mac certificates	$--	$7,668	$8,549	$7,668
Mortgage revenue bonds	--	4,096	--	10,928
CMBS	--	--	6,592	--
Retained CMBS certificates	--	1,076	--	1,076
Subtotal (excluding Consolidated Partnerships)	--	12,840	15,141	19,672
CMBS (held by Consolidated Partnerships)	235,270	7,985	333,837	7,985
Retained CMBS certificates (held by Consolidated Partnerships)	799	17,006	812	17,694
CDO debt and equity (held by Consolidated Partnerships)	22,265	--	97,039	--
Total	$258,334	$37,831	$446,829	$45,351

In accordance with FSP FAS 115-2 and 124-2, a portion of other than temporary impairment for certain investments was included in accumulated other comprehensive income in the second quarter of 2009 instead of in the statement of operations.  The amounts above represent the portions of impairments related to credit losses (with respect to CMBS and CDO debt and equity held by the consolidated partnerships) or for investments that the consolidated partnerships may be required to sell (with respect to retained CMBS certificates).

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Capital Resources

Financing Obligations

The table below reflects our financing obligations at the dates presented:

			June 30, 2009
(in thousands)	June 30, 2009	December 31, 2008	Available to Borrow		Maximum Commitment
Credit Facilities:
Term loan	$33,374	$68,884	$--		$33,374
Termed-out portion of revolving credit facility	208,000	208,000	--	(1)	220,000
Revolving portion of revolving credit facility	--	20,000	25,000		25,000
Other Notes Payable:
Mortgage Banking warehouse line	7,988	32,229	N/A	(2)	100,000
Multifamily ASAP plus facility	11,462	14,869	N/A	(2)	N/A
CMBS term loan	7,633	13,846	N/A		7,633
Other	--	233	N/A		N/A
Financing Arrangements:
Bond securitizations	61,296	62,424	N/A		N/A
Subtotal	329,753	420,485	25,000
Freddie Mac Secured Financing(3)	535,406	348,989	N/A		N/A
Capital Structure (excluding Consolidated Partnerships)	865,159	769,474	25,000
Consolidated Partnerships	1,856,374	1,833,330	N/A		N/A
Total	$2,721,533	$2,602,804	$25,000

(1)    Availability reduced by $12.0 million for letters of credit.
(2)    Borrowings under these facilities are limited to available assets to serve as collateral.
(3)   The secured financing liability relates to mortgage revenue bonds that we re-securitized with Freddie Mac but for which the transaction was not recognized as a sale (see Note 13 to the condensed consolidated financial statements).

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

As of June 30, 2009, we believe we were in compliance with all of these financial covenants.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Other Notes Payable

Other Notes Payable items primarily represent asset-backed financing arrangements, such as we use to fund agency mortgage originations in our Commercial Real Estate and Affordable Housing groups.  We repay these facilities from sale proceeds of the assets (with respect to mortgage loans) of the cash flows from the investments we have financed (with respect to CMBS and retained CMBS certificates).

Consolidated Partnerships

The capital structure of our Consolidated Partnerships comprises debt facilities that are non-recourse to us, including:

•	four CDO financing arrangements of the CMBS Fund Partnerships;

•	notes payable by the Tax Credit Fund Partnerships collateralized either by the funds’ limited partners’ equity subscriptions or by the underlying investments of the funds;

•	repurchase agreements for the High-Yield Debt Fund Partnership;

•	mortgages on properties and

•	bridge loans extended to a CMBS Fund Partnership by its investors (including us).

Equity

Other than our common shares, we have several classes of equity outstanding, the carrying amounts of which are provided in the table below, with varying claims upon our income and cash flows:

(in thousands)	June 30, 2009	December 31, 2008
Mezzanine equity:
Redeemable CRA shares	$200,130	$197,006
11.0% Preferred shares	129,298	129,373
Centerline Holding Company equity:
CRA shares	2,386	3,144
Non-controlling interests:
Preferred shares of a subsidiary (not subject to mandatory repurchase)	104,000	104,000
Convertible SCUs	36,676	64,318
Convertible SCIs	2,216	2,611
Other	7,798	8,151

Commitments and Contingencies

Off-Balance Sheet Arrangements

The following table reflects our maximum exposure and the carrying amounts as of June 30, 2009, for guarantees we and our subsidiaries have entered into and other contingent liabilities:

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

(in thousands)	Maximum Exposure	Carrying Amount
Tax Credit Fund credit intermediation(1)	$1,318,039	$28,924
Mortgage banking loss sharing agreements(2)	1,106,999	18,516
Credit support to developers(3)	170,104	223
Centerline Financial credit default swaps(4)	33,715	997
	$2,628,857	$48,660

(1)   These transactions were undertaken to expand our Affordable Housing business by offering specified rates of return to customers. To date, we have had minimal exposure to losses and anticipate no material liquidity requirements in satisfaction of any arrangement. The carrying values disclosed above relate to the fees we earn for the transactions, which we recognize as their fair values.

(2)   The loss sharing agreements with Fannie Mae and Freddie Mac are a normal part of the DUS and DUI lender programs and afford a higher level of fees than we earn for other comparable transactions. The carrying value disclosed above is our estimate of potential exposure under the guarantees, although any funding requirements for such exposure is based on the contractual requirements of the underlying loans we sell to Fannie Mae and Freddie Mac, which vary as to amount and duration, up to a maximum of 30 years. The carrying value disclosed above represents the reserve we have recorded for potential losses under the agreements. Based on current expectations of defaults in the portfolio of loans, we anticipate that we may be required to pay between $4.5 – $5.0 million in the next twelve months.

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

These risks are more fully described in our Form 10-K for the year ended December 31, 2008 and in Item 1A to this filing on Form 10-Q.  We caution you not to place undue reliance on these forward-looking statements, which reflect our view only as of the date of this report.  We are under no obligation (and expressly disclaim any obligation to) update or alter any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions, or circumstances on which any such statement is based.

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

As of June 30, 2009, of the total amount of our liabilities labeled on our Condensed Consolidated Balance Sheets as “Financing Arrangements and Secured Financing” and “Notes Payable”, $329.8 million is variable rate debt.  We also have escrow balances of $264.8 million maintained by our Portfolio Management Group and we are entitled to the interest earned on those balances.  A 1.0% increase in interest rates would therefore result in a net decrease of our annual pre-tax income by $0.7 million.

We may manage this risk through the use of interest rate swaps as described in Note 23 to the condensed consolidated financial statements.  In addition, we manage our exposure by striving for diversification in our businesses, including analysis of our susceptibility to interest rate changes and by managing our leverage.

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

b)	Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ending June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We are subject to routine litigation and administrative proceedings arising in the ordinary course of business.  In addition, we are party to the following actions:

Putative Class and Derivative Actions

In 2008, we and our trustees were named as defendants in fourteen shareholder putative class and/or derivative actions arising out of our announcements in late 2007 that (i) we had taken steps to transition our business to more of a fund manager and in connection with such action intended to reduce the dividend payable on our common shares from that which had been paid in prior years and (ii) we had committed to sell and then sold the 11.0% Preferred Shares to an affiliate of TRCLP (see our 2008 Form 10-K).  Six of these cases are putative class actions pending in federal court in New York that assert claims under the federal securities laws.  The other eight cases are primarily derivative actions, although some purport also to assert class claims, arising under state law.  Each of the actions is summarized below.

Federal Securities Cases

On January 18, 2008, the first of the federal securities putative class actions was filed against us and certain of our officers and trustees in the United States District Court for the Southern District of New York.  Thereafter, five other, essentially duplicative putative class actions were also filed in the same court.  The complaint in each case asserted that we and other defendants allegedly violated federal securities law by failing to disclose in a timely fashion our December 2007 transaction with Freddie Mac.  On May 5, 2008, the Court designated Centerline Investor Group, which is made up of several shareholders, as lead plaintiff for these cases.  Pursuant to the Court’s stipulation and order dated March 3, 2008, the lead plaintiff filed a consolidated complaint on July 7, 2008 in this action, In re Centerline Holding Company Securities Litigation, No. 08 CV 00505.  The consolidated complaint also alleges violations of the federal securities laws in connection with our announcement of the Freddie Mac transaction, changes to the Company’s business model, and the reduction in dividend guidance policy, and seeks an unspecified amount of compensatory damages and other relief on behalf of all persons or entities that purchased the common stock of Centerline Holding Company during the period March 12, 2007 through December 28, 2007.  The defendants in this action filed a motion to dismiss the consolidated complaint on October 27, 2008 and the motion was granted by U.S District Court Judge Shira Scheindlin on January 12, 2009.  Judge Scheindlin granted the plaintiff leave to replead, and the plaintiff filed an Amended Consolidated Complaint on March 13, 2009.  On April 30, 2009, the Defendants in this case filed a motion to dismiss the Amended Consolidated Complaint. The lead Plaintiff filed his opposition to Defendants' motion to dismiss on June 12, 2009 and the Defendants filed their reply to the opposition motion filed by the Plaintiffs on June 30, 2009.   On August 4, 2009 the Defendants’ motion to dismiss was granted and the case was dismissed without leave for the plaintiff to replead.

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

On April 28, 2008, a consolidated amended verified complaint alleging breaches of fiduciary duties of loyalty, candor, due care, fair dealing, waste of corporate assets and unjust enrichment, was filed against us and our board of trustees in Carfagno v. Schnitzer et al., 08 CV 912 (SAS) and Broy v. Blau, 08 CV 1971 (SAS), pending in the U.S. District Court for the Southern District of New York.  The action is styled both as a derivative suit and as a class action on behalf of all holders of Centerline securities who qualified to purchase our 11.0% Preferred Shares pursuant to the rights offering but who did not do so.  In late March 2009, the plaintiffs and defendants reached a basis of settlement which would require a reduction in the rate payable on the 11.0% Convertible Preferred Shares held by TRCLP and its affiliates to 9.5% and an increase in the conversion price from $10.75 to $12.35.  A Stipulation of Settlement was filed with the U.S. District Court (SDNY) on April 8, 2009 and a fairness hearing for approval of the settlement was held May 18, 2009.  At that time the District Court entered a Final Judgment approving the Settlement, which will become effective once the Delaware Court of Chancery dismisses the Off and Ciszerk matters with prejudice (see below).

A settlement with the plaintiff in the Off case based on the rights offering was negotiated, but on November 26, 2008, the Delaware Court of Chancery rejected the settlement and stayed any further proceedings in the action, pending resolution of the Carfagno case.  As a  result,  several  of  the  other  derivative  lawsuits that had  been voluntarily  stayed  by  the  plaintiffs, including the Kramer, Ciszerk and Kanter actions are  now  subject  to  various stipulations deferring  further  activity  in  those  actions  until  a final decision  on  the Stipulation of Settlement in Carfagno (described above)  or,  in  the case of Kastner and Kostecka, pending further activity in the consolidated securities class action. As noted above, the Carfagno Stipulation of Settlement is contingent upon the dismissal with prejudice of the overlapping Off and Ciszerk actions pending before the Delaware Court of Chancery.    On May 28, 2009 the defendants filed a motion for dismissal of the Off and Ciszerk matters in the Delaware Court of Chancery based upon the approved Stipulation of Settlement in Carfagno and the principle of res judicata.  The defendants are awaiting the decision of the Delaware Court of Chancery.

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

Other

On or about March 11, 2009, a complaint was filed in the Supreme Court of Nassau County, New York that names CCG and other unrelated parties as defendants.  The lawsuit is entitled MASS OP LLC and MASS ONE LLC v. Principal Life Insurance Company, et al, Index No. 004457/2009.  The complaint alleges, among other claims, that Principal Life and its affiliates lent the plaintiffs an excessive amount of money and misrepresented the requirements of a securitized loan.  CCG was purportedly sued in its capacity as servicer of the loan, although it does not act in that capacity and one of its affiliates does.  Plaintiffs seek reformation of the loan reducing its principal amount and damages.  CCG moved for dismissal of the action, and the court granted CCG’s requested relief, dismissing the action against CCG on July 6, 2009.

On or about March 6, 2009, Regions Bank, as Trustee under a Trust Indenture dated April 1, 2005 respecting the Walton Trail Apartments, commenced an action, entitled Regions Bank v. Dieckman, et al., Civil Action No. 2009-CV-165607-MJW, in the Superior Court of Fulton County, Georgia, against Stephen R. Dieckman, Arthur Dickson Cannon, Jr. and Arthur Dickson Cannon, III (the “Defendants”) seeking to collect money owed under a certain Guaranty and Suretyship Agreement dated as of May 1, 2005.  On or about May 28, 2009, the Defendants filed a Third-Party Complaint in that action against CCG and Caswyck Trail, LLC (“Caswyck”).  Caswyck is a Georgia limited liability company, which owns the Walton Trail affordable housing apartment complex in Georgia and in which indirect subsidiaries of CCG and an investment fund sponsored by CCG are members.  The Third-Party Complaint alleges that CCG misled and defrauded the Defendants and acted in bad faith in connection with certain unsuccessful and unconsummated negotiations to restructure the finances of Caswyck.  The Third-Party Complaint asserts a claim for common law fraud against CCG and claims for subrogation and equitable contribution against Caswyck for any liability that Defendants may have to the Trustee.  The Defendants seek unspecified amounts of damages, attorneys fees and costs.  The time for CCG and Caswyck to respond to the Third-Party Complaint has not yet come due.  CCG and Caswyck intend to defend vigorously against the third-party claims.  Additionally, the Trustee has moved for summary judgment on liability on its claims against the Defendants.  The Trustee’s summary judgment motion is currently scheduled to be fully briefed by September 8, 2009 and to be orally argued at a date to be set in September 2009.

Item 1A.  Risk Factors.

General Risks Related to our Business - There are risks to our business associated with our contemplated recapitalization

In July 2009, we announced that we had entered into an agreement authorizing a third-party investor to negotiate settlement or restructuring of our debt and equity, and which could potentially result in that investor merging with the Company or otherwise acquiring a controlling interest (for further discussion, refer to Note 2 to the condensed consolidated financial statements).   The uncertainties surrounding this agreement may impact our business as investors or borrowers may be hesitant to enter into transactions with the Company until the discussions with our debt and equity holders is concluded and the nature of any potential transactions is determined.  Any resulting decrease in business volume would negatively impact our results of operations and our cash flows.

Risks Related to Investing in our Company – There are possible adverse effects arising from shares available for future sale

As noted in the 2008 Form 10-K, a creditor of the Company has the option of converting amounts outstanding in June 2009 into common shares of the Company.  The amount outstanding as of June 30, 2009 was $28.4 million.  As a result of the low market price of our common shares, exercise of this option could result in a change of control of the Company based on the number of shares that would be required to be issued.  Management has also determined that the Company has insufficient authorized shares to meet a conversion of the entire debt into common shares should the creditor seek to do so.  To date, we have received no indication that the creditor intends to convert the Company’s debt into shares, but there can be no assurance that it will not attempt to do so.

Risks Related to Investing in Our Company - Holding our common stock could result in income taxes without corresponding cash distributions

The Company continues to generate taxable income from its Commercial Real Estate businesses as well as taxable and nontaxable income from its remaining mortgage revenue bond holdings.  Because the Company is taxed as a partnership, this income will be passed through to our common shareholders. Further, since our economic interest in mortgage revenue bonds has decreased, we expect that the tax-exempt portion of our income will decline. With the prohibition on payment of preferred and common dividends, as stipulated in our senior credit agreement, most common shareholders will likely have a tax liability with respect to the taxable portion or our income and no cash distributions to offset that liability. We expect this to be the case as long as the debt facilities remain outstanding.  Further, the timing of taxable income (including the timing of distributions from our REIT subsidiary to the parent trust) can affect the impact of income pass through depending upon when a shareholder owns our common shares.

There have been no other material changes to the risk factors as disclosed on our Form 10-K for the year ended December 31, 2008.  For a complete discussion of risks affecting the Company, please see that Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Equity Securities purchased by us

The following table presents information related to our repurchases of our equity securities during the period ended 2009 and other information related to our repurchase program:

Period	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Common shares(1):
April 1 – 30, 2009	14,576	$0.21	--
May 1 – 31, 2009	2,418	0.31	--
June 1 – 30, 2009	1,469	0.27	--
Total common shares	18,463	$0.23	--	303,854
(1) All of the share repurchases were in payment of tax withholding obligations incurred by holders of newly vested restricted shares and were outside of our share repurchase program.

Other

The Term Loan and Revolving Credit Facility prohibit us from paying common and preferred dividends (see Note 2 to the condensed consolidated financial statements).

Item 3.
Defaults upon Senior Securities.
As of June 30, 2009, dividends in arrears were $10.8 million for the 11.0% Cumulative Convertible Preferred Shares and $4.2 million for the Redeemable CRA Preferred Shares and Convertible Redeemable CRA Preferred Shares (see Note 16 to the condensed consolidated financial statements).

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

CENTERLINE HOLDING COMPANY
(Registrant)

Date: August 12, 2009	By:	/s/ Marc D. Schnitzer
Marc D. Schnitzer Managing Trustee, Chief Executive Officer and President (Principal Executive Officer)
Date: August 12, 2009	By:	/s/ Robert L. Levy
Robert L. Levy Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)