Form 10-Q
period 2009-09-30
CENTERLINE HOLDING CO
filed 2009-11-12
CIK 1043325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

______________

FORM 10-Q

______________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 31, 2009, there were 53,577,922 outstanding shares of the registrant’s shares of beneficial interest.

Table of Contents

CENTERLINE HOLDING COMPANY

FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$99,163	$103,879
Restricted cash	11,030	10,852
Investments:
Available-for-sale (Note 6)	616,722	539,213
Equity method (Note 7)	5,978	31,367
Other (Note 8)	110,327	134,227
Investments in and loans to affiliates, net (Note 24)	12,940	19,222
Goodwill and intangible assets, net (Note 9)	237,730	351,766
Deferred costs and other assets, net (Note 10)	109,545	135,679
Consolidated partnerships (Note 11):
Investments:
Available-for-sale	168,481	273,742
Held to maturity	288,944	288,960
Equity method	3,684,383	4,234,251
Other	144,006	200,611
Land, buildings and improvements, net	755,098	697,422
Other assets	357,097	373,932
Total assets	$6,601,444	$7,395,123
LIABILITIES AND EQUITY
Liabilities:
Notes payable (Note 12)	$328,834	$358,061
Financing arrangements and secured financing (Note 13)	666,656	411,413
Accounts payable, accrued expenses and other liabilities (Note 14)	312,482	218,580
Preferred shares of subsidiary (subject to mandatory repurchase)	128,500	273,500
Consolidated partnerships (Note 15):
Financing arrangements	1,118,316	1,121,475
Notes payable	691,043	672,730
Repurchase agreements	18,893	39,125
Due to property partnerships	241,852	577,160
Other liabilities	234,895	208,664
Total liabilities	3,741,471	3,880,708
Redeemable securities (Note 16)	330,988	326,379
Commitments and contingencies (Note 26)
Equity:
Centerline Holding Company beneficial owners’ deficit:
Convertible CRA preferred shares; no par value; 519 shares issued and outstanding in 2009 and 2008	(365)	3,144
Special preferred voting shares; no par value; 13,131 shares issued and outstanding in 2009 and 2008	131	131
Common shares; no par value; 160,000 shares authorized; 56,356 issued and 53,578 outstanding in 2009 and 56,662 issued and 52,970 outstanding in 2008	(14,688)	338,619
Treasury shares of beneficial interest – common, at cost; 3,936 shares in 2009 and 3,692 shares in 2008	(65,338)	(65,283)
Accumulated other comprehensive loss (Note 18)	(986,270)	(1,144,122)
Centerline Holding Company total	(1,066,530)	(867,511)
Non-controlling interests (Note 17)	3,595,515	4,055,547
Total equity	2,528,985	3,188,036
Total liabilities and equity	$6,601,444	$7,395,123

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Interest income	$16,454	$22,562	$51,700	$75,854
Fee income	17,733	18,773	48,941	52,205
Other	4,267	4,053	14,017	14,569
Consolidated partnerships (Note 21):
Interest income	52,319	66,404	168,496	200,800
Rental income	22,558	18,805	66,707	56,338
Other	1,203	655	2,255	1,554
Total revenues	114,534	131,252	352,116	401,320
Expenses:
General and administrative (Note 19)	121,731	40,930	223,067	129,751
Interest	19,931	23,119	43,826	56,473
Interest – distributions to preferred shareholders of subsidiary	2,319	4,724	11,768	14,173
Depreciation and amortization	8,400	11,003	31,877	34,350
Write-off of goodwill and intangible assets	100,000	118,069	100,000	118,069
Loss on impairment of assets (Note 20)
Total other-than-temporary impairment	121,092	615	136,558	22,055
Less: amount recognized in other comprehensive loss	(2,212)	--	(2,212)	--
Net impairment reflected in operations	118,880	615	134,346	22,055
Consolidated partnerships (Note 21):
Interest	36,045	29,976	122,451	97,781
Loss on impairment of assets:
Total other-than-temporary impairment	1,355,905	83,458	1,916,769	109,137
Less: amount recognized in other comprehensive loss	(87,600)	--	(132,430)	--
Net impairment reflected in operations	1,268,305	83,458	1,784,339	109,137
Other expenses	43,496	31,698	132,729	100,591
Total expenses	1,719,107	343,592	2,584,403	682,380
Loss before other income	(1,604,573)	(212,340)	(2,232,287)	(281,060)
Other (loss) income:
Equity and other (loss) income	(7,965)	(76,421)	(40,770)	(78,800)
Gain (loss) from repayment or sale of investments	6	(2,547)	583	(6,164)
Other losses from consolidated partnerships (Note 21)	(62,312)	(69,667)	(525,442)	(215,657)
Loss before income taxes	(1,674,844)	(360,975)	(2,797,916)	(581,681)
Income tax provision	(778)	(1,015)	(1,023)	(2,019)
Net loss	(1,675,622)	(361,990)	(2,798,939)	(583,700)
Net loss attributed to non-controlling interests (Note 17)	1,391,470	211,265	2,434,561	409,007
Net loss attributed to Centerline Holding Company shareholders	(284,152)	(150,725)	(364,378)	(174,693)
Dividends for preferred and participating securities including dividends in arrears	(5,011)	(5,014)	(15,035)	(16,024)
Effect of redeemable share conversions	(1,562)	(1,577)	(4,685)	(15,597)
Net (loss) income for earnings per share calculations	$(290,725)	$(157,316)	$(384,098)	$(206,314)

Net (loss) income per share – basic and diluted	$(5.38)	$(3.03)	$(7.13)	$(3.98)

Weighted average shares outstanding – basic and diluted	54,058	51,931	53,896	51,840

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands)
(Unaudited)

	4.4% Convertible CRA preferred	Convertible CRA Shares	Special Preferred Voting Shares	Common Shares		Treasury Shares	Accumulated Other Comprehensive Loss	Non-Controlling Interests	Total	Comprehensive Loss	Redeemable Securities
				Shares
January 1, 2009	$--	$3,144	$131	52,970	$338,619	$(65,283)	$(1,144,122)	$4,055,547	$3,188,036	$--	$326,379
Net loss	--	--	--	--	(364,378)	--	--	(2,434,561)	(2,798,939)	(2,798,939)	--
Allocation of earnings	--	(3,509)	--	--	3,509	--	--	--	--	--	--
Unrealized (losses) gains	--	--	--	--	--	--	157,852	1,518,615	1,676,467	1,676,467	--
Share-based compensation	--	--	--	845	5,163	--	--	--	5,163	--	--
Conversions or redemptions	--	--	--	7	76	--	--	--	76	--	(76)
Fair value accretion	--	--	--	--	(4,685)	--	--	--	(4,685)	--	4,685
Contributions	--	--	--	--	--	--	--	497,146	497,146	--	--
Treasury shares	--	--	--	(244)	--	(55)	--	--	(55)	--	--
Purchase of non-controlling interest	--	--	--	--	7,008	--	--	(7,758)	(750)	--	--
Distributions	--	--	--	--	--	--	--	(33,474)	(33,474)	--	--
September 30, 2009	$--	$(365)	$131	53,578	$(14,688)	$(65,338)	$(986,270)	$3,595,515	$2,528,985	$(1,122,472)	$330,988

January 1, 2008	$51,281	$66,879	$143	50,567	$592,505	$(64,312)	$(105,904)	$4,063,628	$4,604,220	$--	$69,888
Net loss	--	--	--	--	(174,693)	--	--	(409,007)	(583,700)	(583,700)	--
Allocation of earnings	38	(2,892)	--	--	(12,445)	--	--	--	(15,299)	--	15,299
Unrealized losses	--	--	--	--	--	--	(580,337)	(453,251)	(1,033,588)	(1,033,588)	--
Share-based compensation	--	--	--	1,052	11,797	--	--	--	11,797	--	--
Conversions or redemptions	--	--	(2)	166	1,245	--	--	(1,245)	(2)	--	--
Reclassification to redeemable securities	(51,281)	(59,977)	--	--	(10,997)	--	--	--	(122,255)	--	122,255
Share issuance	--	--	--	--	--	--	--	--	--	--	129,404
Fair value accretion	--	--	--	--	(4,600)	--	--	--	(4,600)	--	4,600
Contributions	--	--	--	--	--	--	--	897,546	897,546	--	--
Treasury shares	--	--	--	(235)	--	(944)	--	--	(944)	--	--
Distributions	(38)	(208)	--	--	(12,188)	--	--	(48,465)	(60,899)	--	(15,299)
September 30, 2008	$--	$3,802	$141	51,550	$390,624	$(65,256)	$(686,241)	$4,049,206	$3,692,276	$(1,617,288)	$326,147

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,798,939)	$(583,700)
Reconciling items:
Net non-cash losses of consolidated partnerships	2,396,612	347,742
Gain (loss) from repayment or sale of investments	(583)	6,164
Impairment of investments and other assets	134,346	22,055
Write-off of goodwill and intangible assets	100,000	118,069
Depreciation and amortization	31,877	34,350
Equity in losses of unconsolidated entities, net	40,770	78,800
Non-cash interest (income) expense, net	1,519	(3,135)
Share-based compensation expense	5,161	11,796
Other non-cash expense, net	1,445	8,387
Deferred taxes	--	(356)
Affordable Housing loss reserve	90,000	--
Reserves for bad debt, net of reversals	6,343	(1,416)
Non-cash impact of interest rate derivatives	(12,197)	(1,225)
Changes in operating assets and liabilities:
Mortgage loans held for sale	(47,994)	44,605
Deferred revenues	(16,159)	(24,311)
Receivables	(4,306)	(8,033)
Other assets	5,730	19,143
Restructuring costs payable	28,458	(19)
Accounts payable, accrued expenses and other liabilities	(10,376)	(59,696)
Net cash flow from operating activities	(48,293)	9,220
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale and repayment of available-for-sale securities	149,089	51,309
Purchases of available-for-sale securities	--	(29,760)
Acquisition of mortgage loans held for investment	--	(3,916)
Sale and repayments of mortgage loans held for investment	1,989	8,241
Advances to partnerships	(3,551)	(44,105)
Collection of advances to partnerships	21,725	54,356
Sale and repayment of other investments	7,121	8,398
Investment in properties and other investments	--	(2,548)
Deferred investment acquisition costs	(253)	(1,588)
Decrease (increase) in restricted cash, escrows and other cash collateral	28,006	(8,038)
Return of capital from equity investees	--	515
Acquisitions, net of cash acquired	1,158	--
Acquisition of furniture, fixtures and leasehold improvements	(729)	(5,908)
Acquisition of asset management contract	--	(7,505)
Loan to AMAC	--	(2,192)
Equity investments and other investing activities	21,270	(33,545)
Net cash flow from investing activities	225,825	(16,286)

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009		2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of financing arrangements		(2,476)	(14,275)
Proceeds from financing arrangements and secured financing		--	62,572
Distributions to equity holders		(5,311)	(71,197)
Repayment of term loan		(57,379)	(75,000)
Proceeds from term loan		--	10,000
Increase (decrease) in loan warehouse line and ASAP plus facility		48,385	(44,128)
Decrease in other notes payable		(20,000)	(11,800)
Non-controlling interest contribution		--	1,900
Proceeds from 11.0% Preferred shares		--	131,235
Proceeds from 11.0% Preferred shares rights offering		--	4,365
Repurchase of preferred shares of subsidiary		(145,000)	--
Treasury stock purchases		--	(4,365)
Deferred financing and equity offering costs		(467)	(2,394)
Net cash flow from financing activities		(182,248)	(13,087)
Net decrease in cash and cash equivalents		(4,716)	(20,153)
Cash and cash equivalents at the beginning of the period		103,879	137,111
Cash and cash equivalents at the end of the period		$99,163	$116,958
Non-cash investing and financing activities:
Recognized sale of re-securitized mortgage revenue bonds:
Reductions in secured financing liability		$--	$(153,282)
Reduction in mortgage revenue bonds		$--	$178,265
Increase in Series A Freddie Mac Certificates		$--	$(16,070)
Increase in Series B Freddie Mac Certificates		$--	$(15,902)
Increase in mortgage servicing rights		$--	$(6,849)
Re-recognition of re-securitized mortgage revenue bonds:
Increase in secured financing liability		$244,485	$33,879
Increase in mortgage revenue bonds		$(244,485)	$(40,897)
Decrease in Series B Freddie Mac Certificates		$--	$4,973
Decrease in Series A-1 Freddie Mac Certificates		$--	$2,045
Leasehold improvements accrued	$		$(12,500)
Share grants issued		$1,299	$8,150
Conversion of non-controlling interests to common shares		$--	$2,977
Treasury stock purchase via employee withholding		$55	$945

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – Description of Business and Basis of Presentation

A.	Description of Business

Centerline Holding Company, together with its subsidiaries, provides real estate financial and asset management services, including institutional debt and equity fund management, mortgage banking, and primary and special loan servicing.  As of September 30, 2009, we had $13.4 billion of assets under management.  We conduct substantially all of our business through our subsidiaries, generally under the designation Centerline Capital Group.  For ease of readership the term “we” (as well as “us”, “our” or “the Company”) as used throughout this document may mean a subsidiary or the business as a whole, while the term “parent trust” refers only to Centerline Holding Company as a stand-alone entity.

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

Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “ASC”) was established as the source of authoritative GAAP recognized by the FASB to be applied by non-governmental entities.  The establishment of the ASC does not change current GAAP, but references throughout this document reflect the updated referencing convention.

There have been no material accounting changes to our significant accounting policies since December 31, 2008, with the exception of the following:

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)
As per Section 260-10-65 of ASC Topic 260, Earnings Per Share, codification amendments related to FASB Staff Position (“FSP”) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities was effective for us on January 1, 2009, and all prior-period data presented have been adjusted retrospectively.

(2)
As per Section 810-10-65 of ASC Topic 810, Consolidation, Statement of Financial Accounting Standards (“SFAS”) No. 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”) was effective for us on January 1, 2009 and all prior-period data presented have been adjusted retrospectively.

(3)
As per Section 820-10-65 of ASC Topic 820, Fair Value Measurements, FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly was effective for us on April 1, 2009.  This FSP provides guidance on the application of fair value accounting and establishes criteria to determine when a market has varied from normal conditions to the extent that observable transactions may not be determinative of fair value.  In such cases, more reliance must be placed on management’s judgment as to what would represent fair value in an orderly transaction.  See Note 3 regarding the methodology we followed in valuing our investments upon adoption of this FSP.

(4)
As per Section 320-10-65 of ASC Topic 320, Investments – Debt and Equity Securities, FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 155-2 and FAS 124-2”) was effective for us on April 1, 2009.  This FSP addresses other-than-temporary impairment (“OTTI”) of debt securities, and modifies the determination of OTTI to isolate the amount attributable to credit factors as opposed to market liquidity or other factors.  Only the portion of OTTI associated with credit losses is recognized as a charge in the statement of operations and the remainder of OTTI is recorded in other comprehensive income.  There was no transition impact to our financial statements upon adoption of this FSP as we concluded that impairments recorded in prior periods were predominantly due to credit losses.

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

C.	Reclassifications

Certain amounts from the prior year have been reclassified to conform to the 2009 presentation, principally due to the adoption of SFAS 160.  Also, the reserve for our estimated exposure for mortgage loan loss sharing, which was previously reflected as a reduction to the balance of mortgage servicing rights (“MSRs”), has been reclassified to accounts payable, accrued expenses and other liabilities.  In addition, accounts that we had previously presented in “Gain from repayment or sale of investments” on the Consolidated Statement of Operations are now presented as follows, with all prior periods reclassified:

Account	Included in:	Amount for the Nine Months Ended September 30, 2009	Amount Reclassified for the Nine Months Ended September 30, 2008

Gain on sale of mortgage loans	Other revenues	$9,523	$7,353
Reserve for loan losses	General and administrative expenses	5,460	1,325

D.	Accounting Pronouncements to be Adopted

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 revises the criteria for the recognition of asset sales, particularly with respect to securitizations, and eliminates the concept of “Qualifying Special Purpose Entities” (“QSPEs”).

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

NOTE 2 – Market Conditions and Liquidity

Economic events since 2007 have negatively impacted our liquidity in several key areas.  We have seen:

from an operational perspective:

•
a significant decline in transaction related revenues, primarily due to fewer investors for our Affordable Housing and Commercial Real Estate funds, as many of our earnings streams involve establishing and managing such funds while many of our costs are fixed. In addition, we have experienced lower volume mortgage originations for Fannie Mae and Freddie Mac;

•
increasing rates of default in commercial real estate have resulted in reduced cash flows within and downgrades of structured finance vehicles, which has led to “hyper-amortization” of debt senior to the securities in which our funds invest.  The resulting decline in cash flows to the funds has reduced the cash we can realize from both managing and co-investing in the funds and may put our special servicing contracts at risk.  The increasing rates of default have also negatively impacted the cash flow to CMBS and retained CMBS certificates that we hold directly.  The absence of an investment market has also delayed our planned liquidation of a CMBS Fund Partnership;

•
increasing rates of default in our Affordable Housing portfolio have resulted in declining cash flows on our Series B Freddie Mac certificates and has led us to conclude that substantially all of an escrow account (associated with the re-securitization from which we retained those certificates) will not be recovered; the cash will instead be needed to restructure the debt for some of the underlying property partnerships.  We may also be required to provide additional funds to restructure other properties;

•
increasing rates of default in our risk share portfolio of loans under the Fannie Mae Delegated Underwriting and Servicing (“DUS”)  and Freddie Mac Delegated Underwriting Initiative (“DUI”) programs which we expect to increase cash outflows required under our loss share arrangements (see Note 26).

from a capital structure perspective

•
a sharp decline in our common share price and the general environment for equity offerings have made obtaining equity capital extremely difficult.  In addition we are no longer an NYSE listed company and this can have an additional negative effect on our ability to raise equity capital; and

•	a decline in available debt financing and, if it is available, an increase in its cost.

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

•	market stagnation and asset impairments have prevented the refinancing of debt in a CMBS Fund Partnership;

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

•
under the terms of our Term Loan and Revolving Credit Facility, we /are required to utilize any excess cash available (as defined in the agreement)  to pay down the debt each quarter end, which may create capacity on the revolver that could be drawn upon for working capital purposes.  We were also required to generate specified levels of cash from sale or collection of certain non-core assets, although we satisfied this requirement prior to March 31, 2009.  In addition, we were required to reduce the balance of the Term Loan to $39.0 million by July 15, 2009; as of that date, we had already reduced it to $24.8 million.  The balance of the Term Loan as of September 30, 2009 was $20.2 million and matures on December 31, 2009, though we are currently negotiating to extend the due date of the Term Loan to March 31, 2010; and

•
under the terms of the Revolving Credit Facility, the amount available to borrow for working capital needs declined from $15.0 million to $10.0 million on October 1, 2009, as scheduled.  The $220.0 million “termed-out” portion of the facility must be reduced to $190.0 million by June 2010 and repaid or refinanced by September 2010.  As of September 30, 2009, the drawn balance was $208.0 million, and there were $12.0 million of outstanding letters of credit against the facility.

Our ability to successfully execute our operational business plans is dependent upon our making required amortization payments on our Revolving Credit Facility and/or refinancing our debt and improving liquidity.  Absent a capital restructuring we will be unable to continue to operate as we had planned.  While we have met all of our repayment milestones to date in advance of when due, there is a risk that we may not be able to make the final payment of the Term Loan balance timely.  While we can draw upon the Revolving Credit Facility to pay down the Term Loan, that facility may not be sufficient if cash flows for the remainder of the year continue to decline.

Additionally, we received a $12.0 million collateral call in the third quarter of 2009 related to our credit intermediation agreements (see Affordable Housing Transactions in Note 26).  We posted $2.0 million of the amount demanded while obtaining a temporary standstill agreement with the counterparty, but we may receive additional calls in light of the increasing defaults of associated properties.  We do not believe that we will be able to pay the remainder of the call that we have already received, and most likely we would not be able to pay any additional collateral calls.

With respect to the need to restructure the debt for some of the underlying property partnerships in Affordable Housing, we believe that the aggregate buy down or restructuring would require approximately $225 million in funds that we expect to come from equity within the funds and the properties, from releases from various escrows, from cash within our Centerline Financial Subsidiary and from our Series B Freddie Mac Certificates (see Affordable Housing Transactions in Note 26).

Management Plans

In July 2009, we entered into an authorization agreement with an affiliate of Island Capital Group LLC (“Island”) pursuant to which we authorized Island to negotiate with our creditors and other claimants on its behalf for a restructuring and settlement of our debt and certain components of our equity.  The execution of the authorization agreement followed an indication of interest by Island to potentially submit a proposal to engage in a merger or similar transaction with Centerline.  While the initial deadline date identified in the authorization agreement has passed, Centerline has extended its discussions with Island and continues to work with Island on a restructuring and settlement of our debt.

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

Management also continues to actively pursue other strategies to maintain and improve our liquidity, particularly during periods of market disruption.  Steps and strategies we are pursuing include:

•	increasing revenues by utilizing our operational expertise in the areas of mortgage originations, asset management and special servicing;

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•	instituting measures to reduce general and administrative expenses;

•	continuing to sell investments that do not meet our long-term investment criteria (although many have been sold already); and

•	exploring alternatives that would allow the release of cash in escrow associated with various historical transactions (see Affordable Housing Transactions in Note 26).

Nevertheless, if the collateral calls described above need to be met, if other unsecured creditors demand payments of our obligations to them, or if the losses we have provided for under credit intermediation agreements materialize and require cash payments, we do not believe that we would be able to meet such obligations based upon our current and projected liquidity.

As noted above, we are pursuing options available to us in order to avoid the consequences of payment default (such as working with our creditors to extend, modify or restructure our obligations, dispose of our assets or adjust our business, or otherwise pursue strategic and financial alternatives available to us in order to preserve enterprise value), we can provide no assurance that such efforts would enable us to avoid defaults on or the acceleration of our obligations or if implemented will not involve a substantial restructuring or alteration of our business operations or capital structure.

If we do not complete the recapitalization, there is a risk of default under our existing bank lines and/or demands for payment by our unsecured creditors which we would not be able to meet. In the event of a payment default, or if we are unable to modify or obtain a waiver to our bank credit facility on acceptable terms or make arrangements with our unsecured creditors, we would be required to take further steps to acquire the funds necessary to satisfy our creditors.  If we are unable to do so, it would be necessary for us to pursue other alternatives to restructure our debt.  Further, a default under certain debt obligations could also constitute an event of default under other debt as a result of certain cross-default and cross collateralization provisions. If our debt is accelerated, our assets may not be sufficient to repay such debt in full, and our available cash flow may not be adequate to maintain our current operations.  Under such circumstances, our creditors could also choose to initiate involuntary bankruptcy proceedings against us or against one or more of our subsidiaries.  Actions of our creditors could also force us to make defensive voluntary filing(s) of our own.

The above considerations create uncertainty that can call into question our ability to operate as currently structured.  Our financial statements, as presented, do not reflect the impact of such negative events should they occur.

NOTE 3 – Fair Value Disclosures

A.	General

We have categorized our assets and liabilities recorded at fair value based upon the fair value hierarchy specified by ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”).  The levels of fair value hierarchy are as follows:

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

The following tables present the information about our financial assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2009, and indicate the fair value hierarchy of the valuation techniques we utilize to determine fair value:

(in thousands)	Level 1	Level 2	Level 3	Balance as of September 30, 2009

Measured on a recurring basis:
Assets
Available-for-sale investments:
Freddie Mac Certificates:
Series A-1	$--	$--	$188,363	$188,363
Series B	--	--	95,734	95,734
Mortgage revenue bonds	--	--	316,908	316,908
Retained CMBS certificates	--	--	10,141	10,141
CMBS	--	--	2,125	2,125
Syndicated corporate debt	--	3,451	--	3,451
Total available-for-sale investments	$--	$3,451	$613,271	$616,722
Derivatives	$--	$778	$--	$778
Liabilities
Derivatives	$--	$25,196	$--	$25,196

Measured on a non-recurring basis:
Assets
Mortgage loans held-for-sale	$--	$94,906	$--	$94,906
Mortgage loans held for investment – impaired	--	90	--	90
Goodwill	--	--	148,978	148,978
Mortgage servicing rights	--	--	62,518	62,518
Other intangible assets	--	--	26,234	26,234

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents additional information about assets measured at fair value on a recurring basis and for which we utilized Level 3 inputs to determine fair value:

	Three Months Ended September 30, 2009
(in thousands)	Series A-1 Freddie Mac Certificates	Series B Freddie Mac Certificates		Mortgage Revenue Bonds		Retained CMBS Certificates		CMBS		Total

Balance at July 1, 2009	$288,102	$97,219		$282,215		$10,882		$2,193		$680,611
Total realized and unrealized gains or (losses):
Included in earnings	--	(30,473	)(1)	(441	)(2)	(37,486	)(1)	(8,509	)(1)	(76,909)
Included in other comprehensive income	6,441	31,424		1,636		36,800		8,441		84,742
Amortization or accretion	--	(2,323)		115		(55)		--		(2,263)
Purchases, issuances, settlements and other adjustments(3)	(106,180)	(113)		33,383		--		--		(72,910)
Net transfers in and/or out of Level 3	--	--		--		--		--		--
Balance at September 30, 2009	$188,363	$95,734		$316,908		$10,141		$2,125		$613,271
Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2009(1)	$--	$(30,473)		$(6)		$(37,486)		$(8,509)		$(76,474)

	Nine months Ended September 30, 2009
(in thousands)	Series A-1 Freddie Mac Certificates	Series B Freddie Mac Certificates		Mortgage Revenue Bonds		Retained CMBS Certificates		CMBS		Total

Balance at January 1, 2009	$335,047	$123,122		$69,217		$7,313		$2,550		$537,249
Total realized and unrealized gains or (losses):
Included in earnings	--	(39,022	)(1)	136	(2)	(37,486	)(1)	(15,101	)(1)	(91,473)
Included in other comprehensive income	(694)	17,336		732		40,400		14,729		72,503
Amortization or accretion	--	(6,406)		343		(86)		(53)		(6,202)
Purchases, issuances, settlements and other adjustments(3)	(145,990)	704		246,480		--		--		101,194
Net transfers in and/or out of Level 3	--	--		--		--		--		--
Balance at September 30, 2009	$188,363	$95,734		$316,908		$10,141		$2,125		$613,271
Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2009(1)	$--	$(39,022)		$(192)		$(37,486)		$(15,101)		$(91,801)

(1)	Recorded in “Loss on impairment of assets” in the Condensed Consolidated Statement of Operations (see Note 20).
(2)	Includes amounts recorded in “Gain (loss) from repayment or sale of investments, net” and in “Loss on impairment of assets” (Note 20) in the Condensed Consolidated Statement of Operations
(3)
Includes sale recognition of mortgage revenue bonds or re-recognition of mortgage bonds included in December 2007 re-securitization transaction with Freddie Mac and related impacts on Series A-1 and Series B Freddie Mac certificates (see Note 6).

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30, 2008
in thousands)	Series A-1 Freddie Mac Certificates	Series B Freddie Mac Certificates		Mortgage revenue bonds	Retained CMBS certificates		CMBS	Total

Balance at July 1, 2008	$302,116	$160,682		$186,232	$33,152		$11,139	$693,321
Total realized and unrealized gains or (losses):
Included in earnings	--	(298	)(1)	--	(106	)(1)	--	(404)
Included in other comprehensive loss	15,674	(5,674)		722	(7,300)		(3,610)	(188)
Amortization or accretion	--	(2,004)		30	(874)		(21)	(2,869)
Purchases, issuances, settlements and other adjustments	(2,310)	109		(12,758)	--		--	(14,959)
Net transfers in and/or out of Level 3	--	--		--	--		--	--
Balance at September 30, 2008	$315,480	$152,815		$174,226	$24,872		$7,508	$674,901
Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2008(1)	$--	$(298)		$--	$(106)		$--	$(404)

	Nine Months Ended September 30, 2008
in thousands)	Series A-1 Freddie Mac Certificates	Series B Freddie Mac Certificates		Mortgage revenue bonds		Retained CMBS certificates		CMBS	Total

Balance at January 1, 2008	$--	$153,468		$376,432		$75,328		$13,361	$618,589
Total realized and unrealized gains or (losses):
Included in earnings	--	(7,966	)(1)	(10,928	)(1)	(1,182	)(1)	--	(20,076)
Included in other comprehensive loss	15,674	(2,277)		(480)		(45,525)		(9,583)	(42,191)
Amortization or accretion	--	(5,009)		246		(3,749)		66	(8,446)
Purchases, issuances, settlements and other adjustments(2)	11,134	14,599		(191,044)		--		3,664	(161,647)
Net transfers in and/or out of Level 3	288,672	--		--		--		--	288,672
Balance at September 30, 2008	$315,480	$152,815		$174,226		$24,872		$7,508	$674,901
Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2008(1)	$--	$(7,966)		$(3,700)		$(1,182)		$--	$(12,848)

(1)	Recorded in “Loss on impairment of assets” in the Condensed Consolidated Statement of Operations (see Note 20).
(2)
Includes sale recognition of mortgage revenue bonds or re-recognition of mortgage bonds included in December 2007 re-securitization transaction with Freddie Mac and related impacts on Series A-1 and Series B Freddie Mac certificates (see Note 6).

C.	Assets and Liabilities of Consolidated Partnerships

The following tables present the information about assets and liabilities of consolidated partnerships measured at fair value on a recurring or non-recurring basis as of September 30, 2009:

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in thousands)	Level 1	Level 2	Level 3	Balance as of September 30, 2009

Measured on a recurring basis:

Assets
Available-for-sale investments:
CMBS	$--	$--	$144,927	$144,927
Retained CMBS certificates	--	--	9,573	9,573
CDO debt and equity	--	--	3,628	3,628
Corporate bonds	--	10,353	--	10,353
Total available-for-sale investments	$--	$10,353	$158,128	$168,481
Measured on a non-recurring basis:
Assets
Mortgage loans held for investment – impaired	$--	$19,288	$--	$19,288

The following table presents additional information about assets measured at fair value on a recurring basis and for which the consolidated partnerships utilized Level 3 inputs to determine fair value:

	Three Months Ended September 30, 2009
(in thousands)	CMBS	Retained CMBS Certificates	CDO Debt and Equity	Total

Balance at July 1, 2009	$168,568	$9,726	$24,341	$202,635
Total realized and unrealized gains (losses):
Included in earnings(1)	(1,107,496)	(85,493)	(3,951)	(1,196,940)
Included in other comprehensive loss	1,083,434	85,340	(19,459)	1,149,315
Amortization or accretion	421	--	2,697	3,118
Purchases, issuances, settlements and other adjustments	--	--	--	--
Net transfers in and/or out of Level 3	--	--	--	--
Balance at September 30, 2009	$144,927	$9,573	$3,628	$158,128
Amount of total gains (losses) included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2009(1)	$(1,107,496)	$(85,493)	$(3,951)	$(1,196,940)
(1) Included in “Consolidated Partnerships – loss on impairment of assets” in the Condensed Consolidated Statement of Operations (see Note 21).

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine months Ended September 30, 2009
(in thousands)	CMBS	Retained CMBS Certificates	CDO Debt and Equity	Total

Balance at January 1, 2009	$182,828	$9,867	$33,189	$225,884
Total realized and unrealized gains (losses):
Included in earnings(1)	(1,441,333)	(86,305)	(100,990)	(1,628,628)
Included in other comprehensive loss	1,400,831	85,565	65,266	1,551,662
Amortization or accretion	2,601	446	6,167	9,214
Purchases, issuances, settlements and other adjustments	--	--	(4)	(4)
Net transfers in and/or out of Level 3	--	--	--	--
Balance at September 30, 2009	$144,927	$9,573	$3,628	$158,128
Amount of total gains (losses) included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2009(1)	$(1,441,333)	$(86,305)	$(100,990)	$(1,628,628)
(1) Included in “Consolidated Partnerships – loss on impairment of assets” in the Condensed Consolidated Statement of Operations (see Note 21).

	Three Months Ended September 30, 2008
(in thousands)	CMBS	Retained CMBS certificates	CDO equity	Total

Balance at July 1, 2008	$795,315	$378,230	$76,221	$1,249,766
Total realized and unrealized gains (losses):
Included in earnings	(4,421)	(2,826)	--	(7,247)
Included in other comprehensive loss	(210,946)	(63,005)	(9,209)	(283,160)
Amortization or accretion	(485)	900	691	1,106
Purchases, issuances, settlements and other adjustments	--	--	114	114
Net transfers in and/or out of Level 3	--	--	--	--
Balance at September 30, 2008	$579,463	$313,299	$67,817	$960,579
Amount of total gains (losses) included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2008(1)	$(4,421)	$(2,826)	$--	$(7,247)
(1) Included in “Consolidated Partnerships – loss on impairment of assets” in the Condensed Consolidated Statement of Operations (see Note 21).

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30, 2008
(in thousands)	CMBS	Retained CMBS certificates	CDO equity	Total

Balance at January 1, 2008	$1,235,059	$482,424	$65,060	$1,782,543
Total realized and unrealized gains (losses):
Included in earnings	(12,406)	(20,520)	--	(32,926)
Included in other comprehensive loss	(689,190)	(150,961)	(141,152)	(981,303)
Amortization or accretion	(1,540)	2,356	1,776	2,592
Purchases, issuances, settlements and other adjustments	47,540	--	142,133	189,673
Net transfers in and/or out of Level 3	--	--	--	--
Balance at September 30, 2008	$579,463	$313,299	$67,817	$960,579
Amount of total gains (losses) included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2008(1)	$(12,406)	$(20,520)	$--	$(32,926)
(1) Included in “Consolidated Partnerships – loss on impairment of assets” in the Condensed Consolidated Statement of Operations (see Note 21).

D.	Policy for Valuation of Assets and Liabilities

Our significant accounting policies with respect to the assets and liabilities above are detailed in Note 2 to the 2008 Form 10-K.  Following is the policy that was amended upon the adoption of recent accounting pronouncements (see Note 1).

CMBS, Retained CMBS and CDO Debt and Equity

For our Commercial Real Estate group, we purchase real estate debt securities (principally high-yield CMBS), some of which are retained interests from previous securitization activities (we refer to these retained interests as “retained CMBS certificates”).  In addition, our Consolidated Partnerships hold CMBS and retained CMBS certificates as well as CDO debt and equity securities.  We classify most of these investments as available-for-sale as we may be required to sell them or dispose of them prior to maturity.

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

Our internal valuations involve (among other procedures as necessary):

•	analyzing the securities based on vintage year, rating and asset type;

•	analyzing the credit quality of the underlying loans utilizing our expertise as special servicer of the loan portfolios; and

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•	consulting numerous third party sources including research on forecasted cumulative losses, servicer advancing, loss severity, resolution data, and yield data from bonds of similar rating.

Based on these analyses, we determine an expected loss rate and severity given current and estimated market factors and the impact those factors may have on the capital structure of the CMBS trusts and CDOs.  The projected cash flows are then discounted at the yield that we believe a market participant would expect for securities of these types.

We assess available-for-sale securities for impairment quarterly.  Those that represent beneficial interests in securitizations are assessed pursuant to ASC Subtopic 325-40, Beneficial Interests in Securitized Financial Assets.  To determine if an impairment is OTTI, we generally consider the duration of the loss position, the strength of the underlying collateral, the term, management’s intent with regard to selling the security and if it is likely that we will be required to sell the securities before recovery.  If we determine an available-for-sale security is other-than-temporarily impaired, the total OTTI is bifurcated into the amount related to credit losses and the amount related to all other factors.  The portion of the OTTI related to credit losses is calculated by comparing the amortized cost of the security to the present value of expected cash flows, discounted at the security’s yield.  The amount of OTTI related to credit losses is recognized through earnings in the Condensed Consolidated Statement of Operations.  The portion of the OTTI related to all other factors is recognized as a component of other comprehensive income.

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

Preferred shares of subsidiary (subject to mandatory repurchase)	Fair value is determined as described for Series A-1 Freddie Mac certificates in Note 2 to the 2008 Form 10-K as the preferred shares are economically defeased by those investments.

Retained CMBS certificates – held-to-maturity	Fair value is determined as described in Policy for Valuation of Assets and Liabilities above.

The following table presents information about our financial assets and liabilities that are not carried at fair value:

	September 30, 2009		December 31, 2008
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Mortgage loans held for investment	$8,805	$10,610	$10,792	$12,071
Other investments	2,436	2,436	4,127	4,127
Fixed-rate notes payable and secured financing	611,884	477,872	363,068	275,799
Preferred shares of subsidiary (subject to mandatory repurchase)	128,500	125,423	273,500	286,900

Consolidated Partnerships:
Retained CMBS certificates – held-to-maturity	288,944	52,530	288,960	47,310
Mortgage loans held for investment	144,006	85,741	200,611	132,001
Fixed-rate notes payable and financing arrangements	1,677,358	313,963	1,794,205	950,217

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – Variable Interest Entities and Qualifying Special Purpose Entities

Variable Interest Entities

Consistent with the provisions of ASC Topic 810, Consolidations, we consolidate numerous fund partnerships that we sponsor, manage and service.  The funds invest equity capital raised from the investor partners and finance their investments and operations using debt and operating cash flows.  Our involvement with the funds includes:

•	providing asset management and fund management services;

•	acting as general partner;

•	managing and servicing their assets;

•	warehousing investments on our balance sheet and selling them to the fund; and

•	in certain cases, co-investing in the funds.

The funds’ assets and liabilities are detailed and described in Notes 11 and 15, respectively.

Beyond any co-investment in a fund, we are not obligated to provide financial support to the entities.  We may, however, be obliged to make cash advances in order to protect collateral in a CDO or trust when a borrower fails to make timely payment.  Our obligations are limited to amounts that we believe are recoverable.  Regardless, we may elect to provide financial support to protect our investments and the investments of our clients.  During the nine months ended September 30, 2009, we provided financial support to certain of the entities included in our designation of Consolidated Partnerships through loans to Tax Credit Fund Partnerships (see Affordable Housing Transactions in Note 26).

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

The CMBS trusts invest in mortgage loans, financed by the CMBS they issue.  The CDOs invest in mortgage loans, mezzanine loans and subordinated notes financed by the debt and equity they issue.  The total face amount of assets in those entities where we are the non-transferor servicer or collateral manager aggregated $111.4 billion as of September 30, 2009.

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

The carrying value of our investment in QSPE trusts and those held by the funds we manage were as follows:

(in thousands)	September 30, 2009

Held for our own account	$2,125
Held by CMBS and High-Yield Debt Fund Partnerships	144,927
Total at fair value	$147,052

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – Assets Pledged as Collateral

In connection with our Term Loan and Revolving Credit Facility (Note 12), the stock of certain of our subsidiaries is pledged as collateral as are all of our other assets, subject to the liens detailed below.  The following table details assets we have specifically pledged as collateral for various debt facilities or contingent liabilities (that provide first liens ahead of the Term Loan and Revolving Credit Facility):

Collateral	Balance Sheet Classification	Carrying Amount of Collateral at September 30, 2009 (in thousands)	Associated Debt Facility/Liability

Cash	Restricted cash	$10,651	Mortgage loan loss sharing agreements (Note 26)

Letter of credit	Reduces availability of Revolving Credit Facility (Note 12)	$11,981	Mortgage loan loss sharing agreements (Note 26)

Series A-1 Freddie Mac certificates	Investments – available-for-sale – Freddie Mac certificates (Note 6)	$188,363	Preferred shares of subsidiary(1)

Mortgage revenue bonds	Investments – available-for-sale – Mortgage revenue bonds (Note 6)	$50,212	Financing arrangements and secured financing (Note 13)(2)

CMBS and retained CMBS certificates	Investments – available-for-sale – CMBS and retained CMBS certificates (Note 6)	$11,849	CMBS term loan (Note 12)(2)

Stabilization escrow	Other investments – stabilization escrow (Note 8)	$4,180	December 2007 re-securitization

Mortgage loans	Other investments – mortgage loans held for sale (Note 8)	$94,906	Mortgage Banking warehouse line/Multifamily ASAP plus facility (Note 12)(2)

Mortgage servicing rights	Goodwill and intangible assets – mortgage servicing rights (Note 9)	$674	Debt facilities of third party for which Centerline provides loan servicing

Cash deposits	Deferred costs and other assets (Note 10)	$69,413	Affordable Housing yield transactions (Note 26)

Cash deposits	Deferred costs and other assets (Note 10)	$8,667	Financing arrangements and secured financing (Note 13)

CMBS and retained CMBS certificates held by Consolidated Partnerships	Consolidated partnerships – investments – available-for-sale and held-to-maturity (Note 11)	$377,565	Consolidated partnerships – financing arrangements (Note 15)(3)

CMBS held by Consolidated Partnerships	Consolidated partnerships – investments – available-for-sale (Note 11)	$3,510	Consolidated partnerships – repurchase agreements (Note 15)(2)

Mortgage loans held by Consolidated Partnerships	Consolidated partnerships – investments – other (Note 11)	$14,588	Consolidated partnerships – repurchase agreements (Note 15)(2)

Land, building and improvements held by Consolidated Partnerships	Consolidated partnerships – land, buildings and improvements, net (Note 11)	$85,736	Consolidated partnerships – notes payable (Note 15)(2)

(1)	While not collateral, these assets economically defease the preferred shares.
(2)	Assets are restricted solely to satisfy the debt obligations. Debt is non-recourse to the Company.
(3)	Included in a collateralized debt obligation and assets are restricted solely to satisfy those obligations. Debt is non-recourse to the Consolidated Partnership and the Company.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – Available-for-Sale Investments

The table below provides the components of available-for-sale investments as of the dates presented:

(in thousands)	September 30, 2009	December 31, 2008

Freddie Mac Certificates:
Series A-1	$188,363	$335,047
Series B	95,734	123,122
Mortgage revenue bonds	316,908	69,217
Retained CMBS certificates	10,141	7,313
CMBS	2,125	2,550
Syndicated corporate debt	3,451	1,964
Total	$616,722	$539,213

A.	Freddie Mac Certificates

We retained Series A-1 and Series B Freddie Mac Certificates in connection with the December 2007 re-securitization of the mortgage revenue bond portfolio with Federal Home Loan Mortgage Corporation (“Freddie Mac”).  The Series A-1 Freddie Mac Certificates are fixed rate securities, whereas the Series B Freddie Mac Certificates are residual interests of the re-securitization trust.

Series A-1

Information with respect to the Series A-1 Freddie Mac Certificates is as follows:

(in thousands)	September 30, 2009	December 31, 2008
Face amount	$232,500	$377,500
Gross unrealized gains	23,155	22,526
Fair value	255,655	400,026
Less: eliminations(1)	(67,292)	(64,979)
Consolidated fair value	$188,363	$335,047

(1)   A portion of the Series A-1 Certificates relate to re-securitized mortgage revenue bonds that were not reflected as sold.  Accordingly, that portion is eliminated in consolidation.  The change from December 31, 2008 resulted from re-recognition of certain mortgage revenue bonds during 2009 (see B. Mortgage Revenue Bonds below) and also fluctuates as the value of the assets changes.

During the nine months ended September 30, 2009 and 2008, we received $17.6 million and $18.8 million, respectively, in interest from the Series A-1 Freddie Mac Certificates; ($5.1 million during the third quarter of 2009 and $6.3 million during the third quarter of 2008).

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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Series B

Information with respect to the Series B Freddie Mac Certificates is as follows:

(in thousands)	September 30, 2009	December 31, 2008
Amortized cost basis	$145,884	$188,790
Gross unrealized (losses) gains	(27,264)	(42,066)
Subtotal/fair value	118,620	146,724
Less: eliminations(1)	(22,886)	(23,602)
Consolidated fair value	$95,734	$123,122

(1)   A portion of the Series B Certificates relates to re-securitized mortgage revenue bonds that were not reflected as sold.  Accordingly, that portion is eliminated in consolidation. The change from December 31, 2008 resulted from re-recognition of certain mortgage revenue bonds during 2009 (see B. Mortgage Revenue Bonds below) and also fluctuates as the value of the assets changes.

Key fair value assumptions used in measuring the Series B Freddie Mac Certificates are provided in the table below:

	September 30, 2009		December 31, 2008

Weighted average discount rate	15.5%		16.5%
Constant prepayment rate of underlying collateral	90.0%		90.0%
Weighted average life of underlying collateral	10.5	years	10.9	years
Constant default rate of underlying collateral	2.0%		2.0%
Default severity rate	21.0%		10.0%

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value and the sensitivity of the fair value to immediate adverse changes in those assumptions are as follows:

(in thousands)	September 30, 2009
Fair value of Freddie Mac B Certificates	$95,734

Constant prepayment rate:
Fair value after impact of 5% increase	95,441
Fair value after impact of 10% increase	94,505

Discount rate:
Fair value after impact of 1% increase	91,664
Fair value after impact of 2% increase	87,889

Constant default rate:
Fair value after impact of 1% increase	83,998
Fair value after impact of 2% increase	72,999

Default severity rate:
Fair value after impact of 1% increase	93,753
Fair value after impact of 2% increase	93,001

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

During the nine months ended September 30, 2009 and 2008, we received $18.9 million and $22.9 million, respectively, in interest from the Series B Freddie Mac Certificates ($5.9 million in the third quarter of 2009 and $7.8 million in the third quarter of 2008).

Projected remaining losses are estimated at 4.50% of the underlying securitization, including principal and interest.  As of September 30, 2009, there were no actual losses in the underlying securitization.  Due to projections of declining cash flows (including the projected impact of a restructuring of the underlying mortgage revenue bonds as discussed in Note 26), we recorded OTTI of these investments, as discussed in Note 20.

The Series B Freddie Mac Certificates have all been in an unrealized loss position for less than twelve months.  As we intend to hold the investments and it is not likely that we will be required to sell them, we have concluded that the unrealized losses (after taking into account recognized impairments) as of September 30, 2009, are temporary.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

B.	Mortgage Revenue Bonds

The following table summarizes our mortgage revenue bond portfolio:

(in thousands)	September 30, 2009	December 31, 2008

Securitized:
Included in December 2007 re-securitization transaction and accounted for as financed	$689,302	$432,092
Included in other securitizations (Note 13)	50,212	49,642
Subtotal	739,514	481,734
Not securitized	5,522	9,525
Eliminations(1)	(428,128)	(422,042)
Total at fair value	$316,908	$69,217
(1) Certain bonds are recorded as liabilities on the balance sheets of consolidated partnerships and therefore eliminated in consolidation.

During the nine months ended September 30, 2009, we re-recognized 37 mortgage revenue bonds in the 2007 re-securitization that had defaulted and/or had been placed in special servicing (two in the third quarter).  As our role as servicer of the bonds allows us to repurchase those bonds (although we do not intend to) we re-recognized the bonds as assets at their aggregate fair value of $244.5 million ($14.3 million in the third quarter) and recognized a corresponding Freddie Mac secured financing liability (see Note 13).

During the third quarter of 2009, we foreclosed upon a property underlying a mortgage revenue bond that had not been securitized.  As we had an agreement to sell the property, we recorded it at the agreed-upon sale price and recognized an impairment of $0.5 million.  We sold the property for cash in the same period.

The amortized cost basis of our portfolio of mortgage revenue bonds and the related unrealized gains and losses were as follows:

(in thousands)	September 30, 2009	December 31, 2008
Amortized cost basis	$738,551	$502,579
Gross unrealized gains	19,236	3,260
Gross unrealized losses	(12,751)	(14,580)
Subtotal/fair value	745,036	491,259
Less: eliminations(1)	(428,128)	(422,042)
Consolidated fair value	$316,908	$69,217
(1) Certain bonds are recorded as liabilities on the balance sheets of consolidated partnerships and therefore eliminated in consolidation.

For mortgage revenue bonds in an unrealized loss position, the fair value and gross unrealized losses, aggregated by length of time that individual bonds have been in a continuous unrealized loss position, is summarized in the table below:

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(dollars in thousands)	Less than 12 Months	12 Months or More	Total
September 30, 2009
Number	4	26	30
Fair value	$28,359	$208,312	$236,671
Gross unrealized losses	$1,240	$11,511	$12,751
December 31, 2008
Number	17	12	29
Fair value	$50,596	$158,733	$209,329
Gross unrealized losses	$12,315	$2,265	$14,580

Unrealized losses above (which compare fair value to accreted cost after taking impairment charges into account) are primarily due to liquidity discount as a result of market conditions, and we believe are not necessarily reflective of the operating performance of the assets.

C.	Retained CMBS Certificates

Retained CMBS certificates are not direct investments in CMBS, but rather investments in the debt of trusts that hold CMBS investments.  Retained CMBS certificates we hold for our own account are comprised of the following classes:

(dollars in thousands)	Face Amount	Purchase Cost	Accreted Cost(1)	Unrealized Gain	Unrealized Loss(1)	Fair Value	Percentage of Fair Value
September 30, 2009 Security rating:
BBB- interest only	$--	$24,612	$2,161	$3,672	$--	$5,833	57.5%
CC	21,439	10,121	642	--	--	642	6.3
C	57,490	23,374	2,384	885	--	3,269	32.2
D	37,067	8,097	--	185	--	185	1.8
Non-rated	27,477	8,639	40	128	--	168	1.7
Non-rated interest only	--	581	--	44	--	44	0.5
Total	$143,473	$75,424	$5,227	$4,914	$--	$10,141	100.0%
December 31, 2008 Security rating:
AAA interest only	$--	$24,612	$2,328	$--	$--	$2,328	31.8%
CCC-	119,671	40,466	40,565	29	(36,053)	4,541	62.1
D	15,240	1,126	--	152	--	152	2.1
Non-rated	29,147	8,639	1,477	--	(1,185)	292	4.0
Non-rated interest only	--	581	--	--	--	--	--
Total	$164,058	$75,424	$44,370	$181	$(37,238)	$7,313	100.0%

(1)
The unrealized losses presented above do not include cumulative impairment write-downs of $48.2 million at September 30, 2009 and $10.7 million at December 31, 2008 due to credit losses related to the underlying assets.  Accreted cost is shown net of this amount.

At September 30, 2009 and December 31, 2008, the rated interest only certificates had a notional amount of $459.7 million.  At September 30, 2009, the non-rated interest only certificates had a combined notional amount of $190.7 million, compared to $192.4 million at December 31, 2008.

For retained CMBS certificates in an unrealized loss position, the fair value and gross unrealized losses, aggregated by length of time that individual investments have been in a continuous unrealized loss position, is summarized in the table below:

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(dollars in thousands)	Less than 12 Months	12 Months or More	Total
September 30, 2009
Number	--	--	--
Fair value	$--	$--	$--
Gross unrealized losses	$--	$--	$--
December 31, 2008
Number	7	7	14
Fair value	$3,847	$891	$4,738
Gross unrealized losses	$25,247	$11,991	$37,238

During the quarter ended September 30, 2009, we recognized $37.5 million of other-than-temporary impairment, due to credit loss expectations in the underlying securitization trusts (see Note 20).  The unrealized losses above (which compare fair value to accreted cost after taking impairment charges into account) are due to liquidity discount as a result of market conditions and we believe do not reflect the credit quality of the underlying assets.  We have the intent to hold these investments until recovery and it is not likely that we will be required to sell them; as such, we have concluded that the decreases in fair value are temporary.

At September 30, 2009, we determined fair value using discounted cash flow models as well as broker quotes (as discussed in Note 3).  For the discounted cash flow models, we used a constant default rate (“CDR”) of 3.0%.  The other key assumptions used in measuring fair value are detailed below as well as the sensitivity of the discounted cash flows we calculated for the retained CMBS certificates to potential adverse changes are as follows:

			Expected Credit Loss		Discount Rate Applied to Cash Flows
(dollars in thousands)	Weighted Average Life (yrs)	Discount Rate applied to Cash Flows	4.0% CDR	5.0% CDR	5.0% Adverse Change	35.0% Adverse Change

Security rating:
BBB- interest only	4.84	35.0%	1.79%	3.67%	(6.66)%	(33.52)%
CC	9.62	35.0	(28.05)	(43.99)	(2.72)	(16.25)
C	3.36	35.0	(21.96)	(37.70)	(5.45)	(27.95)
Non-rated	1.83	35.0	(68.45)	(100.00)	(2.07)	(13.20)
Non-rated interest only	6.90	35.0	(100.00)	(100.00)	(44.85)	(100.00)

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

The certificates either have a stated rate of 4.0% or they are residual certificates with no stated rate.  The interest rates actually collected on the principal classes range from zero to 7.80% and from zero to 0.73% on the interest only class.  During the nine months ended September 30, 2009 and 2008, we received interest of $7.8 million and $9.8 million, respectively, from the retained CMBS certificates ($3.1 million in the third quarter of 2009 and $3.0 million in the third quarter of 2008).

Delinquencies on the collateral loans underlying the retained CMBS certificates totaled 2.7% at September 30, 2009.  At September 30, 2009, actual losses to date were 7.1% of the underlying CMBS bonds, and projected remaining losses are estimated at 13.5% of the underlying CMBS bonds

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

D.	CMBS

CMBS investments we hold for our own account were comprised of the following:

(dollars in thousands)	Face Amount	Purchase Cost	Accreted Cost(1)	Unrealized Gain	Unrealized Loss(1)	Fair Value	Percentage of Fair Value
September 30, 2009 Security rating:
CCC+	$6,698	$2,807	$374	$--	$--	$374	17.6%
CCC	18,191	8,364	942	32	--	974	45.8
CCC-	6,497	1,354	211	34	--	245	11.5
Non-rated	25,819	5,269	432	100	--	532	25.1
Total	$57,205	$17,794	$1,959	$166	$--	$2,125	100.0%
December 31, 2008 Security rating:
BB+	$3,898	$2,244	$2,336	$--	$(2,063)	273	10.7%
BB	3,898	2,097	2,191	--	(1,918)	273	10.7
BB-	3,898	1,959	2,056	--	(1,783)	273	10.7
B+	10,395	4,308	4,365	--	(3,846)	519	20.4
B	2,599	542	520	--	(390)	130	5.1
B-	6,698	1,375	1,321	--	(1,014)	307	12.0
Non-rated	25,819	5,269	4,968	--	(4,193)	775	30.4
Total	$57,205	$17,794	$17,757	$--	$(15,207)	$2,550	100.0%

(1)
The unrealized losses presented above do not include cumulative impairment write-downs of $15.1 million at September 30, 2009 due to credit losses related to the underlying assets (see Note 20).  Accreted cost is shown net of this amount.

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

During the nine months ended September 30, 2009, we recognized a $15.1 million other-than-temporary impairment ($8.5 million in the third quarter) related to CMBS investments we hold for our own account due to credit losses within the CMBS trusts (see Note 20).

NOTE 7 – Equity Method Investments

The table below provides the components of equity method investments as of the dates presented:

(in thousands)	September 30, 2009	December 31, 2008
Equity interests in tax credit partnerships	$5,978	$31,367

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We acquire interests in entities that own tax credit properties.  We hold these investments on a short-term basis for inclusion in future Affordable Housing group investment fund offerings.  We expect to recapture our costs in such investments from the proceeds when the investment fund has closed.

During the nine months ended September 30, 2009, we recorded charges of $9.0 million ($1.7 million in the third quarter) to write down the value of our equity interest in three tax credit partnerships, which we sold in October 2009 at a price that was below our basis.  We recognized the other-than-temporary declines in value as equity losses.  The balance of the decline during the period relates to equity interests sold to Tax Credit Fund Partnerships, net of investments we assumed upon acquiring the equity interest in a fund we had sponsored (see also Note 17).  We expect to sell these incremental investments as opportunities arise.

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

NOTE 8 – Other Investments

The table below provides the components of other investments as of the dates presented:

(in thousands)	September 30, 2009	December 31, 2008
Mortgage loans held for sale(1)	$94,906	$46,912
Mortgage loans held for investment(2)	8,805	10,792
Stabilization escrow	4,180	72,397
Miscellaneous investments	2,436	4,126
Total	$110,327	$134,227
(1) Net of deferred origination fees (2) Net of valuation allowance of $1.7 million in 2009 and 2008.

A.	Mortgage Loans Held for Sale

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

B.	Stabilization Escrow

(in thousands)	September 30, 2009	December 31, 2008
Cash balance	$54,280	$84,503
Reserve for non-recovery	(50,100)	--
Present value discount net of eliminations and accumulated amortization	--	(12,106)
Total	$4,180	$72,397

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the nine months ended September 30, 2009, we received $30.4 million in cash ($8.5 million in the third quarter) as a result of escrow releases (due to construction completion and/or stabilization of the underlying properties) and interest income on the balance.

In connection with management’s strategy to manage the risks arising from the operations of certain property partnerships (see Affordable Housing Transactions in Note 26), we expect that most of the remaining cash balance will be used to restructure the debt of those property partnerships.  Accordingly, we recognized a $42.0 million impairment charge for the non-recovery of the cash, net of writing off the remaining present value discount (see also Note 20).

NOTE 9 – Goodwill and Intangible Assets, Net

The table below provides the components of goodwill and intangible assets, net as of the dates presented:

(in thousands)	September 30, 2009	December 31, 2008

Goodwill	$148,978	$248,978
Other intangible assets, net	26,234	37,189
Mortgage servicing rights, net	62,518	65,599
Total	$237,730	$351,766

A.	Goodwill

The table provided below summarizes information regarding goodwill:

(in thousands)
Balance at January 1, 2009	$248,978
Additions	--
Impairment	(100,000)
Other reductions	--
Balance at September 30, 2009	$148,978

We test goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment using a two-step process.  The first step determines the fair value of a reporting unit, principally utilizing income and market based approaches against the reporting unit’s carrying value.  If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

For segment reporting purposes, we classify all goodwill as an asset of the Corporate Group.  In accordance with push-down accounting rules and for purposes of stand-alone financial statements, we also test goodwill separately at the three subsidiary entities with recorded goodwill.  At September 30, 2009, there was an indication of impairment primarily caused by the continued increase in actual and projected defaults in the structured finance vehicles in which we and some of our funds invest.  Such defaults have begun to reduce the cash we receive for managing the funds and have called into question whether we will receive incentive fees in the future.  As a result of our testing, we recognized an estimated $100.0 million impairment in our Corporate Group.  The third quarter test was an interim test in response to significant market indicators and we will perform our annual impairment test in the fourth quarter.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

B.	Other Intangible Assets, Net

The components of other intangible assets, net as of the dates presented are provided below:

(dollars in thousands)	Estimated Useful Life (in Years)	Gross Carrying Amount		Accumulated Amortization		Net
		September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Amortized intangible assets:
Transactional relationships	5.3	$103,000	$103,000	$101,342	$97,028	$1,658	$5,972
Partnership service contracts	9.0	26,521	44,421	18,599	31,744	7,922	12,677
General partner interests	7.0	13,521	13,521	5,548	4,030	7,973	9,491
Joint venture developer relationships	--	--	4,800	--	4,800	--	--
Mortgage banking broker relationships and approvals(1)	4.0	1,632	1,080	1,197	829	435	251
Weighted average life/subtotal	6.2	144,674	166,822	126,686	138,431	17,988	28,391
Unamortized intangible assets:
Mortgage banking licenses and approvals with no expiration(1)		8,246	8,798	--	--	8,246	8,798
Total		$152,920	$175,620	$126,686	$138,431	$26,234	$37,189

(1)   During 2009, we reevaluated the useful lives of certain mortgage banking business approvals and determined that they have finite useful lives.  Accordingly we began amortizing the assets and have reclassified them from “mortgage banking licenses and approvals with no expiration” to “mortgage bank broker relationships and approvals”.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Amortization expense	$3,651	$3,209	$10,954	$10,396

C.	Mortgage Servicing Rights

The components of the change in MSRs were as follows:

(in thousands)

Balance at January 1, 2009	$65,599
MSRs capitalized	6,900
Amortization	(9,981)
Balance at September 30, 2009	$62,518

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

While the balances above reflect our policy to record MSRs initially at fair value and amortize those amounts, presented below is information regarding the fair value of the MSRs.  The fair value and significant assumptions used in estimating it were as follows:

September 30, 2009
Fair value of MSRs	$75,111
Weighted average discount rate	17.95%
Weighted average pre-pay speed	9.33%
Weighted average lockout period (years)	4.3
Weighted average default rate	1.19%
Cost to service loans	$2,181
Acquisition cost (per loan)	$1,474

The table below illustrates hypothetical fair values of MSRs, caused by assumed immediate changes to key assumptions which are used to determine fair value.

(in thousands)	September 30, 2009

Prepayment speed:
Fair value after impact of 10% adverse change	$74,485
Fair value after impact of 20% adverse change	73,830

Discount rate:
Fair value after impact of 10% adverse change	70,927
Fair value after impact of 20% adverse change	67,300

Default rate:
Fair value after impact of 10% adverse change	75,007
Fair value after impact of 20% adverse change	74,910

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

Servicing fees we earned as well as those received with respect to the December 2007 re-securitization transaction (all of which are included in “Fee Income” in our Condensed Consolidated Statements of Operations) were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Total servicing fees	$5,432	$5,536	$16,148	$16,679
Servicing fees from securitized assets (included in total servicing fees)	$252	$320	$711	$991

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – Deferred Costs and Other Assets, Net

The table below provides the components of deferred costs and other assets, net as of the dates presented:

(in thousands)	September 30, 2009	December 31, 2008
Deferred financing and other costs	$26,723	$34,673
Less: Accumulated amortization	(14,269)	(11,879)
Net deferred costs	12,454	22,794
Cash collateral	78,080	75,970
Interest receivable, net	6,367	4,885
Fees receivable, net	4,655	4,585
Furniture, fixtures and leasehold improvements, net	2,745	3,588
Other	5,244	23,857
Total	$109,545	$135,679

NOTE 11 – Assets of Consolidated Partnerships

Financial information presented for September 30, 2009, for the Tax Credit Fund and Property Partnerships is as of June 30, 2009, the most recent date for which information is available.  Similarly, the financial information presented for December 31, 2008, for those partnerships is as of September 30, 2008. Information with respect to the CMBS Fund Partnerships and High-Yield Debt Fund Partnership is as of the dates shown.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below provides the components of assets of consolidated partnerships as of the dates presented:

	September 30, 2009			December 31, 2008
(in thousands)	Tax Credit Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total	Tax Credit Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total
Available-for-sale
CMBS	$--	$144,927	$144,927	$--	$182,828	$182,828
Retained CMBS certificates	--	9,573	9,573	--	9,867	9,867
CDO debt and equity	--	3,628	3,628	--	33,189	33,189
Corporate bonds	10,353	--	10,353	47,858	--	47,858
	10,353	158,128	168,481	47,858	225,884	273,742
Held to maturity
Retained CMBS certificates	--	288,944	288,944	--	288,960	288,960
Equity method
Equity interests in tax credit properties	3,684,383	--	3,684,383	4,234,251	--	4,234,251
Other
Mortgage loans held for investment, net	--	144,006	144,006	--	200,611	200,611
Total investments held by consolidated partnerships	3,694,736	591,078	4,285,814	4,282,109	715,455	4,997,564
Land, buildings and improvements, net	669,362	85,736	755,098	697,422	--	697,422
Other assets	294,246	62,851	357,097	309,962	63,970	373,932
Total other assets of consolidated partnerships	963,608	148,587	1,112,195	1,007,384	63,970	1,071,354
Total assets	$4,658,344	$739,665	$5,398,009	$5,289,493	$779,425	$6,068,918

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.	CMBS, Available-for-Sale

The CMBS Fund and High-Yield Debt Fund Partnerships invest in and hold CMBS investments.  Available-for-Sale CMBS investments held by these partnerships comprised the amounts noted below:

(dollars in thousands)	Face Amount	Purchase Cost	Accreted Cost(1)	Unrealized Gain	Unrealized Loss(1)	Fair Value	Percentage of Fair Value
September 30, 2009
Security Rating:
BBB+	$17,000	$17,000	$--	$3	$--	$3	0.0%
BBB-	94,419	86,318	12,529	5	(4,453)	8,081	5.6
BB+	54,432	45,986	4,701	1	--	4,702	3.2
BB	96,597	81,496	7,654	2	--	7,656	5.3
BB-	85,080	68,188	13,734	1	(2,971)	10,764	7.4
B+	89,615	69,078	11,639	2	--	11,641	8.0
B	107,221	78,343	9,577	--	(1,119)	8,458	5.8
B-	532,147	393,085	38,469	236	(414)	38,291	26.5
CCC+	157,489	115,507	9,330	302	(168)	9,464	6.5
CCC	268,198	181,033	16,454	503	(1,037)	15,920	11.0
CCC-	261,334	151,393	11,668	659	(332)	11,995	8.3
CC	100,644	65,717	3,499	752	(9)	4,242	2.9
C	110,256	76,109	2,496	265	(27)	2,734	1.9
D	57,972	31,911	--	--	--	--	0.0
Non-rated	948,521	323,228	10,884	2,193	(2,101)	10,976	7.6
Total	$2,980,925	$1,784,392	$152,634	$4,924	$(12,631)	$144,927	100.0%
December 31, 2008
Security Rating:
BBB+	$17,000	$17,000	$17,000	$--	$(16,150)	$850	0.4%
BBB	86,139	74,530	75,469	--	(67,376)	8,093	4.4
BBB-	300,620	267,367	271,091	--	(241,856)	29,235	16.0
BB+	309,286	252,025	258,069	--	(221,171)	36,898	20.2
BB	288,641	230,680	237,147	--	(214,784)	22,363	12.2
BB-	302,145	211,989	221,542	--	(199,743)	21,799	11.9
B+	286,434	184,166	186,724	--	(169,866)	16,858	9.2
B	177,623	100,012	92,832	--	(83,504)	9,328	5.1
B-	209,746	93,553	84,471	--	(75,000)	9,471	5.2
CCC+	31,705	17,790	1,122	--	--	1,122	0.6
CCC	6,826	4,197	273	--	--	273	0.1
CCC-	16,239	7,855	4,869	--	(4,382)	487	0.3
Non-rated	967,247	323,228	232,729	--	(206,678)	26,051	14.4
Total	$2,999,651	$1,784,392	$1,683,338	$--	$(1,500,510)	$182,828	100.0%

(1)
Unrealized losses presented above do not include cumulative impairment write-downs of $1.5 billion at September 30, 2009 and $96.0 million at December 31, 2008.  These impairments were primarily due to increased rates of anticipated default.  Accreted cost is shown net of these amounts.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For CMBS investments in an unrealized loss position, the fair value and gross unrealized losses, aggregated by length of time that individual investments have been in a continuous unrealized loss position, is summarized in the table below:

(dollars in thousands)	Less than 12 Months	12 Months or More	Total
September 30, 2009
Number	19	5	24
Fair value	$10,417	$5,802	$16,219
Gross unrealized losses	$2,047	$10,584	$12,631
December 31, 2008
Number	26	297	323
Fair value	$19,165	$158,655	$177,820
Gross unrealized losses	$71,714	$1,428,796	$1,500,510

During the nine months ended September 30, 2009, the fund partnerships recognized $1.4 billion of other-than-temporary impairment ($1.1 billion during the third quarter) due to credit loss expectations in the underlying securitization trusts (see Note 21).  The unrealized losses above (which compare fair value to accreted cost after taking impairment charges into account) are due to liquidity discount as a result of market conditions and we believe do not reflect the credit quality of the underlying assets.  The CMBS Fund Partnerships have the intent to hold these investments until recovery.  Additionally, the Fund Partnerships generally have fixed-rate financing in place which is not dependent upon changes in market values of the underlying assets collateralizing such financing so it is not likely that they will be required to sell the investments; as such, we have concluded that the decreases in fair value are temporary.

B.	Retained CMBS Certificates, Available-for-Sale

The CMBS Fund Partnerships retain interests in certain securitized assets that they have sold, as well as others purchased in market transactions.  Investments in available-for-sale retained CMBS certificates held by these partnerships comprised the amounts noted below:

(dollars in thousands)	Face Amount	Purchase Cost	Accreted Cost(1)	Unrealized Gain	Unrealized Loss(1)	Fair Value	Percentage of Fair Value
September 30, 2009
Security Rating:
CC	$220,326	$124,183	$7,343	$979	$--	$8,322	86.9%
Non-rated	149,586	11,674	84	833	--	917	9.6
Non-rated interest only	--	5,863	--	334	--	334	3.5
Total	$369,912	$141,720	$7,427	$2,146	$--	$9,573	100.0%
December 31, 2008
Security rating:
CCC-	$220,326	$124,183	$90,534	$--	$(82,490)	$8,044	81.5%
Non-rated	158,680	11,674	1,587	--	--	1,587	16.1
Non-rated interest only	--	5,863	3,869	--	(3,633)	236	2.4
Total	$379,006	$141,720	$95,990	$--	$(86,123)	$9,867	100.0%

(1)
Unrealized losses presented above do not include cumulative impairment write-downs of $134.3 million at September 30, 2009 and $48.0 million at December 31, 2008.  One of the CMBS Fund Partnerships (which we refer to as “CMBS Fund I”) is scheduled to liquidate within the next two years and may not be able to hold the assets until recovery.  Accreted cost is shown net of these amounts.

At September 30, 2009 and December 31, 2008, the non-rated interest-only certificates had combined notional amounts of $1.4 billion.

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

During the nine months ended September 30, 2009, the fund partnerships recognized $86.3 million of other-than-temporary impairment ($85.5 million during the third quarter) due to credit loss expectations in the underlying securitization trusts (see Note 21).

At September 30, 2009, we determined fair value using discounted cash flow models as well as broker quotes (as discussed in Note 3).  For the discounted cash flow models, we used a CDR of 3.0%.  The other key assumptions used in measuring fair value are detailed below as well as the sensitivity of the discounted cash flows we calculated for the retained CMBS certificates to potential adverse changes, were as follows:

			Expected Credit Loss		Discount Rate Applied to Cash Flows
(dollars in thousands)	Weighted Average Life (yrs)	Discount Rate applied to Cash Flows	4.0% CDR	5.0% CDR	5.0% Adverse Change	35.0% Adverse Change

Security rating:
CC	15.87	35.0%	(26.30)%	(44.07)%	(3.16)%	(18.60)%
Non-rated	1.83	35.0	(68.45)	(100.00)	(2.07)	(13.20)
Non-rated interest only	9.20	35.0	(24.26)	(39.48)	(1.67)	(10.11)

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

The certificates have either a stated rate of 4.0% or are residual certificates with no stated rate.  The interest rates actually collected on the principal classes range from 0.49% to 4.28% and from zero to 0.86% on the interest only certificates.  During the nine months ended September 30, 2009 and 2008, the CMBS Fund Partnerships received interest of $11.0 million and $33.8 million, respectively, from the retained CMBS certificates ($3.3 million during the third quarter of 2009 and $11.4 million during the third quarter of 2008).  The lower amounts in 2009 are due in part to the reclassification of certain investments to held-to-maturity in October 2008 (see E. Retained CMBS Certificates, Held-to-Maturity later in this note).

Delinquencies on the collateral loans underlying the retained CMBS certificates totaled 1.8% at September 30, 2009.  At September 30, 2009, actual losses to date were 4.8% of the underlying CMBS bonds, and projected remaining losses are estimated at 21.0% of the underlying CMBS bonds.

C.	CDO Debt and Equity, Available-for-Sale

The High-Yield Debt Fund Partnership invests in trusts that hold commercial real estate loans and issue CDOs.  CDO debt and equity investments held by this partnership comprised the amounts noted below:

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(dollars in thousands)	Face Amount	Purchase Cost	Accreted Cost(1)	Unrealized Gain	Unrealized Loss(1)	Fair Value	Percentage of Fair Value
September 30, 2009
Security rating:
BBB	$9,837	$9,442	$1,592	$--	$(1,202)	$390	10.7%
BBB-	12,495	11,923	2,025	--	(1,994)	31	0.9
BB+	19,708	17,901	1,760	--	(1,711)	49	1.3
BB	8,728	7,821	1	--	--	1	0.0
BB-	5,699	4,975	--	1	--	1	0.0
B+	10,665	9,247	--	2	--	2	0.1
B	7,254	6,286	--	1	--	1	0.0
B-	20,769	19,090	2,504	1	(816)	1,689	46.6
CCC+	22,800	22,140	4,465	--	(3,006)	1,459	40.2
CCC	14,488	14,041	2,905	--	(2,903)	2	0.1
CCC-	20,900	20,266	1,227	--	(1,224)	3	0.1
Non-rated	118,576	101,890	--	--	--	--	0.0
Total	$271,919	$245,022	$16,479	$5	$(12,856)	$3,628	100.0%
December 31, 2008
Security rating:
BBB	$9,750	$9,442	$9,468	$--	$(8,006)	$1,462	4.4%
BBB-	28,550	26,986	17,793	--	(13,958)	3,835	11.6
BB+	42,300	40,041	20,765	--	(15,689)	5,076	15.3
BB	17,413	16,342	8,938	--	(6,848)	2,090	6.3
BB-	11,325	10,495	5,708	--	(4,349)	1,359	4.1
B+	18,575	17,068	10,144	--	(8,286)	1,858	5.6
B	7,124	6,286	6,343	--	(5,631)	712	2.1
B-	17,325	16,472	5,341	1,404	(5,012)	1,733	5.2
Non-rated	118,576	101,890	102,825	--	(87,761)	15,064	45.4
Total	$270,938	$245,022	$187,325	$1,404	$(155,540)	$33,189	100.0%

(1)
Unrealized losses do not include cumulative impairment write-downs of $202.0 million at September 30, 2009 and $101.0 million at December 31, 2008, recorded in the High-Yield Debt Fund Partnership.  The impairments were primarily due to increased rates of expected default within both of the CDOs.  Accreted cost is shown net of this amount.

For CDO debt and equity investments in an unrealized loss position, the fair value and gross unrealized losses, aggregated by length of time that individual investments have been in a continuous unrealized loss position, is summarized in the table below:

(dollars in thousands)	Less than 12 Months	12 Months or More	Total
September 30, 2009
Number	--	8	8
Fair value	$--	$3,077	$3,077
Gross unrealized losses	$--	$12,856	$12,856
December 31, 2008
Number	9	5	14
Fair value	$18,223	$3,286	$21,509
Gross unrealized losses	$112,508	$43,032	$155,540

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the nine months ended September 30, 2009, the fund partnerships recognized $101.0 million of other-than-temporary impairment ($4.0 million during the third quarter) due to credit loss expectations in the underlying securitization trusts (see Note 21).  The unrealized losses above (which compare fair value to accreted cost after taking impairment charges into account) are due to liquidity discount as a result of market conditions and we believe are not reflective of the credit quality of the underlying assets.  The High-Yield Debt Fund Partnership has the intent to hold these investments until recovery and it is not likely that it will be required to sell them; as such, we have concluded that the decreases in fair value are temporary.

D.	Corporate Bonds

The Tax Credit Fund Partnerships invest in and hold high-grade corporate bonds and notes in order to utilize cash balances prior to required dates of contribution to property partnership investments.  The investments are sold depending on the timing of those cash needs and the level of these investments will vary accordingly.

The amortized cost basis of these investments and the related unrealized gains and losses were as follows:

(in thousands)	September 30, 2009	December 31, 2008
Amortized cost basis	$9,950	$47,086
Gross unrealized gains	403	847
Gross unrealized losses	--	(75)
Fair value	$10,353	$47,858

As of December 31, 2008, the unrealized loss represents one investment which had been in an unrealized loss position for less than 12 months.

E.	Retained CMBS Certificates, Held-to-Maturity

Investments in held-to-maturity retained CMBS certificates held by CMBS fund partnerships comprised the amounts noted below:

(dollars in thousands)	Face Amount	Purchase Cost	Accreted Cost	Unamortized Discount (1)	Carrying Value	Unrealized Gain	Unrealized Loss	Fair Value	Percentage of Fair Value
September 30, 2009
Security rating:
AA	$53,544	$55,639	$53,856	$(6,593)	$47,263	$--	$(30,664)	$16,599	31.6%
AA-	55,204	49,885	52,575	(4,871)	47,704	--	(32,799)	14,905	28.4
BBB+	66,600	63,897	65,393	(11,518)	53,875	--	(45,883)	7,992	15.2
BBB	20,500	21,522	21,002	(5,463)	15,539	--	(13,899)	1,640	3.1
BBB-	41,900	39,923	40,841	(10,352)	30,489	--	(28,240)	2,249	4.3
BB+	44,600	46,886	45,733	(15,307)	30,426	--	(28,196)	2,230	4.2
BB	43,700	42,381	42,754	(15,737)	27,017	--	(24,832)	2,185	4.2
BB-	58,600	63,556	61,258	(26,427)	34,831	--	(31,901)	2,930	5.6
B+	36,000	32,315	1,800	--	1,800	--	--	1,800	3.4
Total	$420,648	$416,004	$385,212	$(96,268)	$288,944	$--	$(236,414)	$52,530	100.0%
December 31, 2008
Security rating:
AAA	$147,900	$142,631	$145,356	$(23,632)	$121,724	$--	$(90,149)	$31,575	66.8%
AA+	51,100	48,312	49,574	(12,172)	37,402	--	(32,907)	4,495	9.6
AA	15,400	16,514	16,083	(5,355)	10,728	--	(9,958)	770	1.6
A+	62,600	62,723	62,697	(21,422)	41,275	--	(38,145)	3,130	6.6
A	66,500	73,006	70,797	(31,279)	39,518	--	(36,193)	3,325	7.0
A-	30,700	28,054	28,841	(11,336)	17,505	--	(15,970)	1,535	3.2
BBB+	49,600	44,764	45,699	(24,891)	20,808	--	(18,328)	2,480	5.2
Total	$423,800	$416,004	$419,047	$(130,087)	$288,960	$--	$(241,650)	$47,310	100.0%

(1)
Represents unrealized losses recorded when the investments were classified as available-for-sale.  The amounts that existed as of the re-classification date are amortized to accreted cost over the period until the investments mature.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For retained CMBS certificates in an unrealized loss position, the fair value and gross unrealized losses, aggregated by length of time that individual investments have been in a continuous unrealized loss position, is summarized in the table below:

(dollars in thousands)	Less than 12 Months	12 Months or More	Total
September 30, 2009
Number	--	13	13
Fair value	$--	$50,730	$50,730
Gross unrealized losses	$--	$332,682	$332,682
December 31, 2008
Number	2	12	14
Fair value	$4,385	$42,925	$47,310
Gross unrealized losses	$48,660	$323,077	$371,737

During the quarter ended September 30, 2009, the fund partnerships recognized $27.3 million of other-than-temporary impairment due to credit loss expectations in the underlying securitization trusts (see Note 21).  The unrealized losses above (which compare fair value to accreted cost after taking impairment charges into account) are due to liquidity discount as a result of market conditions and we believe do not reflect the credit quality of the underlying assets.  The CMBS Fund Partnerships have the intent to hold these investments until recovery and it is not likely that they will be required to sell them; as such, we have concluded that the decreases in fair value are temporary.

At September 30, 2009, we determined fair value using discounted cash flow models as well as broker quotes (as discussed in Note 3).  For the discounted cash flow models, we used a CDR of 3.0%.  The other key assumptions used in measuring fair value are detailed below as well as the sensitivity of the discounted cash flows we calculated for the retained CMBS certificates to potential adverse changes, were as follows:

			Expected Credit Loss		Discount Rate Applied to Cash Flows
(dollars in thousands)	Weighted Average Life (yrs)	Discount Rate applied to Cash Flows	4.0% CDR(1)	5.0% CDR(1)	10.0% Adverse Change	20.0% Adverse Change

Security rating:
AA	3.07	55.96	(4.19)%	(7.11)%	(9.63)%	(17.94)%
AA-	3.44	57.41	(3.39)	(7.34)	(10.20)	(18.89)
BBB+	4.97	78.50	(6.15)	(11.09)	(13.08)	(23.47)
BBB	3.89	122.32	(1.31)	(10.38)	(12.80)	(22.74)
BBB-	6.73	138.79	(1.67)	(4.37)	(9.40)	(16.94)
BB+	4.96	182.83	(3.39)	(5.98)	(9.38)	(16.82)
BB	9.34	168.74	(2.09)	(5.68)	(8.19)	(14.93)
BB-	8.31	214.35	(2.22)	(4.35)	(7.97)	(14.53)
B+	20.89	181.53	(5.50)	(8.62)	(7.09)	(13.15)
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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The certificates either have a stated rate of 4.0% or are residual certificates with no stated rate.  The interest rate actually collected on the principal classes ranges from 3.82% to 8.74%.  During the nine months ended September 30, 2009, consolidated partnerships received interest of $21.6 million from the retained CMBS certificates ($8.6 million during the third quarter of 2009).  The CMBS Fund Partnerships had no investments classified as held-to-maturity in the first half of 2008.

At September 30, 2009, there were no delinquencies on the collateral loans underlying the retained certificates, no actual losses to date in the underlying CMBS bonds and no projected remaining losses in the underlying CMBS bonds.  Projected losses are estimated at $49.6 million at September 30, 2009.

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

G.	Mortgage Loans Held for Investment

The High-Yield Debt Fund Partnership invests in various types of loans.  Information regarding these loans is presented in the table below:

(dollars in thousands)	Carrying Value(1)	Allocation by Product Type	Yield(2)
September 30, 2009 Product Type:
Bridge loans, variable rate	$1,289	0.9%	5.95%
Bridge loans, fixed rate	4,699	3.3	7.04
Subordinated notes, variable rate	67,429	46.8	4.87
Subordinated notes, fixed rate	3,478	2.4	7.71
Mezzanine loans, variable rate	34,900	24.2	4.53
Mezzanine loans, fixed rate	30,973	21.5	7.66
First mortgage, variable rate	1,238	0.9	3.96
Total/Average	$144,006	100.0%	5.96%
December 31, 2008 Product Type:
Bridge loans, variable rate	$3,308	1.6%	4.43%
Bridge loans, fixed rate	8,525	4.2	7.71
Subordinated notes, variable rate	65,364	32.6	5.59
Subordinated notes, fixed rate	14,191	7.1	7.74
Mezzanine loans, variable rate	46,116	23.0	3.47
Mezzanine loans, fixed rate	61,822	30.8	7.10
First mortgage, variable rate	1,285	0.7	5.50
Total/Average	$200,611	100.0%	5.93%
(1) Net of valuation allowance. (2) Represents the effective yield for loans as of the dates presented.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying value of the portfolio reflects a valuation allowance for the impairment of certain loans primarily due to deterioration of the operating performance of the underlying properties.

(in thousands)	Accreted Cost	Valuation Allowance	Carrying Value

September 30, 2009

Impaired loans	$137,978	$(118,690)	$19,288
Loans not impaired	124,718	--	124,718
Total	$262,696	$(118,690)	$144,006

December 31, 2008

Impaired loans	$112,381	$(98,244)	$14,137
Loans not impaired	186,474	--	186,474
Total	$298,855	$(98,244)	$200,611

The components of the change in the valuation allowance were as follows:

(in thousands)

Balance at January 1, 2009	$98,244
Additions charged to statement of operations(1)	54,195
Direct charge offs net of recoveries	(33,749)
Balance at September 30, 2009	$118,690
(1) Included in “Consolidated Partnerships – loss on impairment of assets” (see Note 21).

H.	Land, Buildings and Improvements, net

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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – Notes Payable

The table below provides the components of notes payable as of the dates presented:

(in thousands)	Interest Rate at September 30, 2009	September 30, 2009	December 31, 2008
Term loan	4.75%	$20,175	$68,884
Revolving credit facility	6.25	208,000	228,000
Mortgage banking warehouse line	2.99	21,648	32,229
Multifamily ASAP plus facility	1.20	73,836	14,869
CMBS term loan	20.00	5,175	13,846
Other	--	--	233
Total		$328,834	$358,061

A.	Mortgage Banking Warehouse Line

During 2009, we entered into amendments to our mortgage banking warehouse line which extended the maturity date to September 27, 2010 and reduced the capacity from $150.0 million to $100.0 million.

B.	Covenants

As of September 30, 2009, we believe we were in compliance with the financial covenants required by our facilities.

NOTE 13 – Financing Arrangements and Secured Financing

The table below provides the components of financing arrangements and secured financing as of the dates presented:

(in thousands)	September 30, 2009	December 31, 2008
Freddie Mac secured financing	$606,708	$348,989
Bond securitizations	59,948	62,424
Total	$666,656	$411,413

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

As of September 30, 2009, 37 of these mortgage revenue bonds had defaulted and/or had been placed in special servicing, providing us such “effective control”.  Although we do not intend to reacquire the bonds, we re-recognized them as assets (see Note 6) and recognized a corresponding liability. The mortgage revenue bonds and related liability would be de-recognized should the default be cured and/or the bonds are no longer in special servicing.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14 – Accounts Payable, Accrued Expenses and Other Liabilities

The table below provides the components of accounts payable, accrued expenses and other liabilities as of the dates presented:

(in thousands)	September 30, 2009	December 31, 2008
Deferred revenues	$52,714	$69,516
Lease termination costs	52,672	2,523
Transactions costs payable	29,914	30,414
Mortgage loan loss sharing reserve	18,516	13,116
Affordable Housing loss reserve	90,000	--
Accounts payable	4,225	13,702
Interest rate swaps at fair value (Note 23)	25,196	40,525
Salaries and benefits payable	12,875	11,781
Distributions payable	1,292	2,094
Accrued fund organization and offering expenses	6,137	6,306
Accrued interest payable	4,471	4,712
Income tax reserves	2,563	2,484
Other	11,907	21,407
Total	$312,482	$218,580

A.	Accrued Lease Termination Costs

Accrued lease termination costs pertain to office leases of spaces we no longer use in operations.  The additions in 2009 pertain to office space that we had the right to occupy in May 2008.  While we intended to use the space and had the right to use the property, the space was never occupied.  In June 2009, we entered into a sublease agreement with the landlord that allows it to lease the property, forfeiting our right to occupy the space.  We recognized rent expense beginning in May 2008 on a straight-line basis including periods of rent concessions and had not paid any costs pertaining to the lease as of June 30, 2009.  The fair value of the liability was calculated based on the present value of the future lease payments (net of anticipated sublease income based on current market rates).  The full amount accrued pertaining to the lease was re-characterized as part of this lease termination accrual at the cease-use date.  Additionally, in connection with the sublease agreement, we settled an outstanding liability for improvements to the office space for $5.9 million less than we had accrued and expensed.  That excess was also recharacterized to the lease termination accrual.  We are also negotiating with the landlord for full termination of the lease.

A roll forward of the lease termination costs (included within our Corporate segment) is as follows:

(in thousands)

Balance at January 1, 2009	$2,523
Additions charged to operations	28,356
Accretion of discounts charged to operations	1,341
Accrued costs re-characterized	21,691
Reserve adjustments	(241)
Payments	(998)
Balance at September 30, 2009	$52,672

B.	Transaction Costs Payable

In connection with the December 2007 re-securitization transaction and the establishment of the Term Loan and Revolving Credit Facility, we incurred transaction costs that were not paid at the time of closing.  Under the terms of our Term Loan and Revolving Credit Facility amended in December 2008, we are limited to making $1.0 million in payments to the creditor in 2009 to reduce this payable.  We also entered into a forbearance agreement with the creditor whereby it agreed to forbear from suing for collection of this payable until December 31, 2009 provided we make the aforementioned payments during 2009.  Amounts outstanding bear interest at 11.00% as of September 30, 2009.  Beginning in June 2009, amounts outstanding are also convertible into our common shares at the then current trading price upon not less than 61 days notice.  As of the date of this filing, the creditor has not provided us with any notice of intent to convert its receivable into our common shares.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

C.	Mortgage Loan Loss Sharing Reserve

In light of increasing default expectations in the portfolio of loans for which we have loss sharing agreements (see Note 26), we recorded $5.4 million of additional specific and general reserves during the second quarter of 2009.

D.	Affordable Housing Loss Reserve

During the third quarter of 2009, we recognized a contingent liability for potential losses related to Affordable Housing transactions.  See discussion in Note 26.

NOTE 15 – Liabilities of Consolidated Partnerships

Financial information presented for September 30, 2009, for the Tax Credit Fund and Property Partnerships is as of June 30, 2009, the most recent date for which information is available.  Similarly, the financial information presented for December 31, 2008, for those partnerships is as of September 30, 2008. Information with respect to the CMBS Fund Partnerships and High-Yield Debt Fund Partnership is as of the dates shown.

The table below provides the components of liabilities of consolidated partnerships as of the dates presented:

	September 30, 2009			December 31, 2008
(in thousands)	Tax Credit Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total	Tax Credit Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total
Financing arrangements	$--	$1,118,316	$1,118,316	$--	$1,121,475	$1,121,475
Notes payable	264,043	427,000	691,043	377,730	295,000	672,730
Repurchase agreements	--	18,893	18,893	--	39,125	39,125
Due to property partnerships	241,852	--	241,852	577,160	--	577,160
Other liabilities	206,922	27,973	234,895	192,508	16,156	208,664
Total liabilities	$712,817	$1,592,182	$2,304,999	$1,147,398	$1,471,756	$2,619,154

During the second quarter of 2009, the High-Yield Debt Fund Partnership reached an agreement with the lender of its repurchase agreement facility whereby all future cash flows from certain mortgage loan investments with an aggregate principal balance of $14.6 million are used to repay the outstanding debt.  All financial covenants were waived for the remainder of the term of this repurchase agreement which is scheduled to terminate in January 2010.  Notes payable for the High-Yield Debt Fund Partnership increased in 2009 in connection with the recognition of real estate owned (see Note 11).

Other changes in the balances since December 31, 2008, are due to transactions undertaken in the ordinary course of business.

Due to Property Partnerships

The liability reflects the unfunded portion of capital commitments made by Tax Credit Fund Partnerships to acquire equity investments in property partnerships (see Note 11).  The decrease from December 31, 2008 relates to equity invested during the period.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16 – Redeemable Securities

The table below provides the components of redeemable securities as of the dates presented:

(in thousands)	September 30, 2009			December 31, 2008
Series	Carrying Value	Number of Shares	Number of common shares if converted	Carrying Value	Number of Shares	Number of common shares if converted
CRA shares equivalent to common shares:
Convertible Redeemable CRA Shares	$92,196	5,682	5,617	$89,273	5,682	5,617
Redeemable CRA Shares	4,792	271	--	4,668	271	--

Preferred CRA shares:
Convertible Redeemable CRA Preferred Shares	50,968	1,060	1,916	50,291	1,060	1,916
Redeemable CRA Preferred Shares	53,735	1,100	--	52,774	1,100	--

11.0% Cumulative Convertible Preferred Shares	129,297	11,208	12,198	129,373	11,214	12,205
Total	$330,988	19,321	19,731	$326,379	19,327	19,738

A.	Redeemable CRA Shares

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

Upon execution of these agreements, we reclassified the shares outside of permanent equity at fair value and subsequently, we amortize the difference between the fair value as of the execution date and the future redemption price.  The reclassification and amortization are recorded as charges to equity.  The charge to equity was $4.6 million and $15.6 million for the nine months ended September 30, 2009 and 2008, respectively ($1.6 million in the third quarters of 2009 and 2008).

B.	11.0% Cumulative Convertible Preferred Shares

During 2009, 6,427 of these shares were converted into 6,991 common shares.

C.	Dividends in Arrears

With the exception of dividends related to our Equity Issuer and REIT subsidiaries, under the Term Loan and Revolving Credit Facility (see Note 12), we are restricted from paying dividends on our shares.  As of September 30, 2009, dividends in arrears were $14.4 million for the 11.0% Cumulative Convertible Preferred Shares and $5.6 million for the Redeemable CRA Preferred Shares and Convertible Redeemable CRA Preferred Shares.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17 – Non-controlling Interests

The table below provides the components of non-controlling interests as of the dates presented:

(in thousands)	September 30, 2009	December 31, 2008

Limited partners interests in consolidated partnerships	$3,543,121	$3,876,467
Preferred shares of a subsidiary (not subject to mandatory repurchase)(1)	104,000	104,000
Convertible Special Common Units (“SCUs”) of a subsidiary; 13,131 outstanding in 2009 and 2008	(58,537)	64,318
Convertible Special Common Interests (“SCIs”) of a subsidiary; 268 outstanding in 2009 and 2008	818	2,611
Other(2)	6,113	8,151
Total	$3,595,515	$4,055,547

(1)   For detail of the terms of these securities (as well as Preferred shares of a subsidiary (subject to mandatory repurchase) refer to the 2008 Form 10-K.
(2)   “Other” non-controlling interests primarily represent the 10% interest in Centerline Financial Holdings, LLC, (“CFH”) owned by Natixis Capital Markets North America, Inc. (“Natixis”).

Loss allocated to non-controlling interests, net of tax, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Limited partners interests in consolidated partnerships	$1,295,045	$152,981	$2,313,925	$340,666
Preferred shares of a subsidiary (not subject to mandatory repurchase)	(1,556)	(1,556)	(4,669)	(4,669)
SCUs	95,213	59,141	122,147	71,757
SCIs	1,398	805	1,793	976
Other	1,370	(106)	1,365	277
Total	$1,391,470	$211,265	$2,434,561	$409,007

Redemptions and Capital Transactions

Holders of SCUs redeemed units as follows:

Nine Months Ended September 30,	Number Redeemed	Common Shares Issued	Cash Paid

2008	166,120	166,120	$--

For any SCU redemptions, we also redeemed the related special preferred voting shares at their $0.01 per share redemption price.  There were no redemptions for the nine months ended September 30, 2009.

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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18 – Comprehensive Loss

The table below provides the components of comprehensive loss as of the dates presented (net of tax):

	Nine months Ended September 30,
	2009			2008
(in thousands)	Centerline Holding Company	Non-Controlling Interests	Total	Centerline Holding Company	Non-Controlling Interests	Total
Net loss	$(364,378)	$(2,434,561)	$(2,798,939)	$(174,693)	$(409,007)	$(583,700)
Net unrealized gain (loss) on interest rate derivatives:
Unrealized gain (loss) during the period	--	--	--	(3,600)	(1,344)	(4,944)
Reclassification adjustment to net loss	11,622	13,062	24,684	1,245	(3,902)	(2,657)
Net unrealized gain (loss) on available-for-sale securities:
Unrealized gain (loss) during the period	(20,032)	(74,403)	(94,435)	(66,191)	(938,056)	(1,004,247)
Reclassification adjustment to net loss	91,085	1,575,210	1,666,295	25,009	28,687	53,696
Net unrealized gain (loss) on equity investees, net of amounts allocated to minority interests	75,177	2,323	77,500	(74,298)	(525)	(74,823)
Accretion of unrealized losses on held-to-maturity securities	--	2,423	2,423	--	--	--
Net unrealized gain (loss) of non-controlling interests in excess of minority interest balances	--	--	--	(463,626)	461,889	(1,737)
Reclassification adjustment to net loss	--	--	--	1,124	--	1,124
	$(206,526)	$(915,946)	$(1,222,472)	$(755,030)	$(862,258)	$(1,617,288)

Accumulated other comprehensive loss was comprised of the following as of the dates presented (net of tax):

(in thousands)	September 30, 2009	December 31, 2008

Derivatives	$--	$(11,622)
Available-for-sale securities	(25,390)	(96,443)
Equity investments	(66,169)	(141,346)
Net unrealized loss related to non-controlling interests(1)	(894,711)	(894,711)
Total	$(986,270)	$(1,144,122)
(1) Represents losses absorbed by controlling equity prior to the effective date of SFAS 160 (see Note 1) as the balances of non-controlling interests had been reduced to zero.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 19 – General and Administrative Expenses

The table below provides the components of general and administrative expenses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Salaries and benefits	$16,706	$21,703	$53,789	$72,504
Other:
Affordable Housing loss reserve	90,000	--	90,000	--
Lease termination costs(1)	1,022	--	29,456	--
Bad debt reserve	3,477	1,388	7,437	3,026
Mortgage banking loan loss reserve	--	--	5,460	1,325
Professional fees	2,965	4,478	6,746	12,457
Tax credit fund origination and property acquisition	275	986	1,258	4,763
Rent expense	2,091	5,539	12,032	12,266
Miscellaneous	5,195	6,836	16,889	23,410
Total	$121,731	$40,930	$223,067	$129,751
(1) Includes accretion of present value discount and reserve adjustments (See Note 14).

NOTE 20 – Loss on Impairment of Assets

The table below provides the components of loss on impairment of assets for the periods presented (excluding the portion recorded in other comprehensive income):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Available-for-sale investments (see Note 6):
Series B Freddie Mac certificates	$30,473	$298	$39,022	$7,966
Retained CMBS certificates	37,486	106	37,486	1,182
CMBS	8,509	--	15,101	--
Mortgage revenue bonds	447	--	447	10,928
Syndicated corporate debt	--	211	14	1,479
Other investments	--	--	311	500
Stabilization escrow	41,965	--	41,965	--
Total	$118,880	$615	$134,346	$22,055

Only the portion of OTTI of debt securities that pertains to actual or anticipated credit loss is recorded in the statement of operations unless we intend to sell an asset or may be required to do so.

A.	Series B Freddie Mac Certificates and Stabilization Escrow

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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Per the re-securitization agreements, any of the underlying bonds not stabilized by the mandatory stabilization date of November 2012 would require a principal pay down of the bonds at that time.  Prior to the third quarter of 2009, cash flow projections utilized in valuing the Series B Freddie Mac Certificates assumed that any bonds not stabilized would reach stabilization by the mandatory stabilization date, through improved performance or rehabilitation of the underlying properties.

Economic deterioration during 2009 has negatively impacted the ability of certain properties to achieve stabilization through operating cash flow at current debt levels.  During the third quarter of 2009, we developed a strategy to restructure many of the mortgage revenue bonds included in the securitization to which these certificates relate.  The strategy entails cash infusions, which could approximate $225.0 million, from us and other parties with an economic interest in the properties, or may result in a reduction in the principal balance of our residual certificates from the December 2007 re-securitization (see Affordable Housing Transactions in Note 26).  Our revised estimates for valuing the Series B Freddie Mac Certificates assume partial principal pay downs of these bonds in the portfolio from available sources in order to allow the underlying properties to stabilize.  This resulted in a projected reduction in the collateral of the Freddie Mac Securitization which will negatively impact the residual interest received by the Series B Freddie Mac Certificates causing an impairment to the investment.

Available sources to effect the projected restructuring include cash reserves of the underlying properties, property partnership general partner guarantee payments, payments from sale of foreclosures, the stabilization escrow (see Note 8), and the primary intermediators of the credit intermediated LIHTC Funds.  As the restructuring would involve using most of the cash balance in our stabilization escrow account to “buy-down” the mortgage revenue bonds, we recorded a charge to reduce the value of the stabilization escrow, net of writing off the remaining present value discount previously recorded.

B.	Retained CMBS Certificates and CMBS

OTTI related to retained CMBS certificate and CMBS investments we hold for our own account was due to current and expected losses related to the underlying assets, the estimates of which increased significantly in the third quarter of 2009 as deterioration of commercial real estate markets accelerated.  Certain of the impairments relate to investments for which we had previously expected full recovery of face value; current estimates now indicate that we may recover only partial amounts, if any.

C.	Mortgage Revenue Bonds

During the nine months ended September 30, 2008, we recognized $10.9 million of mortgage revenue bond impairment charges (all in the first half of 2008). Of the amount recorded, $7.2 million represented an expected loss on the planned sale of two bonds.  The remaining $3.7 million related to one bond whose impairment resulted from substandard performance at the underlying property.

During the third quarter of 2009, we foreclosed upon a property underlying a mortgage revenue bond that had not been securitized.  As we had an agreement to sell the property, we recorded it at the agreed-upon sale price and recognized an impairment of $0.5 million.  We sold the property for cash in the same period.

D.	Syndicated Corporate Debt

In 2008 and 2009, we recognized impairment charges for syndicated corporate debt investments due to market fluctuations for the securities for which we concluded that the declines in fair value were other-than-temporary because of our intent to sell the investments.  Most were sold by the end of 2008.

NOTE 21 – Revenues and Expenses of Consolidated Partnerships

Financial information presented for the three months and nine months ended September 30, 2009 and 2008, for the Tax Credit Fund and Property Partnerships represents actual results for the three and nine months ended June 30, 2009 and 2008, respectively, the most recent date for which information was available.  Information with respect to the CMBS Fund Partnerships and High-Yield Debt Fund Partnership is for the periods shown.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below provides the components of revenue and expenses of consolidated partnerships for the periods presented:

	Three Months Ended September 30,
	2009			2008
(in thousands)	Tax Credit Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total	Tax Credit Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total
Interest income	$609	$51,710	$52,319	$2,259	$64,145	$66,404
Rental income	19,071	3,487	22,558	18,805	--	18,805
Other revenues	327	876	1,203	522	133	655
Total revenues	$20,007	$56,073	$76,080	$21,586	$64,278	$85,864
Interest expense	$2,980	$33,065	$36,045	$3,661	$26,315	$29,976
Loss on impairment of assets (net)	--	1,268,305	1,268,305	--	83,458	83,458
Asset management fees	8,176	--	8,176	7,078	--	7,078
Property operating expenses	7,026	--	7,026	7,375	--	7,375
General and administrative expenses	5,961	5,283	11,244	6,089	1,276	7,365
Depreciation and amortization	12,946	2,384	15,330	7,978	251	8,229
Other expenses	1,720	--	1,720	1,651	--	1,651
Subtotal	35,829	7,667	43,496	30,171	1,527	31,698
Total expenses	$38,809	$1,309,037	$1,347,846	$33,832	$111,300	$145,132
Other losses from consolidated partnerships, net	$62,312	$--	$62,312	$69,667	$--	$69,667

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30,
	2009			2008
(in thousands)	Tax Credit Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total	Tax Credit Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total
Interest income	$2,885	$165,611	$168,496	$8,011	$192,789	$200,800
Rental income	55,850	10,857	66,707	56,338	--	56,338
Other revenues	698	1,557	2,255	1,236	318	1,554
Total revenues	$59,433	$178,025	$237,458	$65,585	$193,107	$258,692
Interest expense	$7,365	$115,086	$122,451	$11,942	$85,839	$97,781
Loss on impairment of assets (net)	30,151	1,754,188	1,784,339	--	109,137	109,137
Asset management fees	24,063	--	24,063	21,502	--	21,502
Property operating expenses	23,398	--	23,398	23,244	--	23,244
General and administrative expenses	17,907	16,221	34,128	18,728	2,166	20,894
Depreciation and amortization	39,394	6,266	45,660	25,354	4,021	29,375
Other expenses	5,480	--	5,480	5,576	--	5,576
Subtotal	110,242	22,487	132,729	94,404	6,187	100,591
Total expenses	$147,758	$1,891,761	$2,039,519	$106,346	$201,163	$307,509
Other losses from consolidated partnerships, net	$524,022	$1,420	$525,442	$211,311	$4,346	$215,657

Loss on Impairment Of Assets

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Available-for-sale investments:
Retained CMBS certificates	$85,493	$2,826	$86,305	$20,520
CMBS	1,107,496	4,421	1,441,333	12,406
CDO debt and equity	3,951	--	100,990	--
Mortgage loans held for investment	--	76,211	54,195	76,211
Retained CMBS certificates held to maturity	27,316	--	27,316	--
Land, buildings and improvements	44,049	--	44,049	--
Deferred costs related to impaired tax credit investments(1)	--	--	30,151	--
Total	$1,268,305	$83,458	$1,784,339	$109,137

(1)   See Other Losses from Consolidated Partnerships below.

OTTI related to available for sale investments was due to current and expected credit losses within the CMBS trusts and CDOs in which our funds invest, the estimates of which increased significantly in the third quarter of 2009 as deterioration of commercial real estate markets accelerated.  Certain of the impairments relate to investments for which we had previously expected full recovery of face value; current estimates now indicate that the funds may recover only partial amounts, if any.  As the funds’ investments are typically subordinate interests in the structured finance vehicles, a portion of the impairments are due to the expected “hyper-amortization” of certain of those vehicles which would be triggered by the actual defaults in the third quarter of 2009.  The losses are also more pronounced in the investments of more recent vintages, the credit losses for which have been disproportionately high.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

NOTE 22 – Earnings per Share

All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered to participate in undistributed earnings with common shareholders.  Because the awards are considered participating securities, they are included as a separate class in our calculation of EPS.

The calculation of basic and diluted net loss per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2009	2008	2009	2008

Numerator:
Net loss attributable to Centerline Holding Company shareholders	$(284,152)	$(150,725)	$(364,378)	$(174,693)
Preferred dividends(1)	(5,011)	(5,014)	(15,035)	(14,071)
Dividends for participating securities	--	--	--	(1,953)
Undistributed loss attributable to Centerline Holding Company shareholders	(289,163)	(155,739)	(379,413)	(190,717)
Effect of redeemable share conversions	(1,562)	(1,577)	(4,685)	(15,597)
Net loss attributable to Centerline Holding Company shareholders used for EPS calculations	$(290,725)	$(157,316)	$(384,098)	$(206,314)
Denominator:
Weighted average shares outstanding
Basic	54,058	51,931	53,896	51,840
Effect of dilutive shares(2)	--	--	--	--
Diluted	54,058	51,931	53,896	51,840
Calculation of EPS:
Net loss attributable to Centerline Holding Company shareholders as computed above	$(290,725)	$(157,316)	$(384,098)	$(206,314)
Weighted average shares outstanding – basic and diluted	54,058	51,931	53,896	51,840
Net loss attributable to Centerline Holding Company shareholders per share – basic and diluted	$(5.38)	$(3.03)	$(7.13)	$(3.98)

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

As required by ASC Topic 815, Derivatives and Hedging, we record all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  We may enter into derivative contracts that are intended to economically hedge certain of our risk, even though hedge accounting does not apply or we elect not to apply hedge accounting.  We do not use derivatives for speculative purposes.

B.	Derivative Positions

As of September 30, 2009, we held the following derivative positions:

•
Developers of Properties:  As of September 30, 2009, we were party to 23 interest rate swap agreements with the developers of properties relating to certain mortgage revenue bonds we previously owned.  We entered into these swap agreements to effectively convert the fixed rate of interest (per the terms of the mortgage revenue bond) to a variable rate.  Under the terms of these agreements, we pay fixed interest rates equal to those of the related bonds and receive interest at a variable rate (based on the Securities Industry and Financial Markets Association (“SIFMA”) index).  Since the December 2007 re-securitization transaction, these swaps (with the exception of two) are now deemed to be free-standing derivatives.  At September 30, 2009, these swaps had an aggregate notional amount of $223.1 million, a weighted average interest rate of 5.94% and a weighted average remaining term of 13.3 years.

•
Our Credit Risk Products group is party to an interest rate swap whereby we pay a variable rate of interest (based on the SIFMA index) and receive interest at a fixed rate. We entered into this swap agreement as part of our business plan to expand our Credit Risk Products group.  At September 30, 2009, the swap had a notional amount of $9.5 million, with an interest rate of 3.83% and remaining term of 13.7 years.  Similar swap agreements were terminated in 2008.

We and certain of our consolidated fund partnerships also had interest rate swaps (some of which we had accounted for as hedges) and which we terminated in 2008.  The fund partnerships typically utilize short-term financing to acquire investments and ultimately replace that financing with longer term debt.  We and the fund partnerships had entered into those swap agreements to manage the interest rate risk associated with the planned debt issuances.

In June 2009, we also terminated an interest rate swap we had initially used to hedge the interest rate risk of our Term Loan and Revolving Credit Facility (see Note 12).  Until the fourth quarter of 2008, we accounted for this swap as a hedge; in October 2008, we ceased applying hedge accounting to this interest rate swap.

Quantitative information regarding the swaps to which we are or were a party (including those agreements on behalf of consolidated partnerships) is detailed in section C below. Quantitative information regarding the swaps to which consolidated partnerships were a party is detailed in section D below.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

C.	Financial Statement Impact

Interest rate swaps in a net liability position (“out of the money”) are recorded in accounts payable, accrued expenses and other liabilities and those in a net asset position (“in the money”) are recorded in deferred costs and other assets.  None of the swaps were designated as hedges as of the dates presented.  The amounts recorded were as follows:

(in thousands)	September 30, 2009	December 31, 2008
Net liability position	$25,196	$40,525
Net asset position	778	1,307

Presented below are amounts included in Interest expense in the Condensed Consolidated Statements of Operations related to the swaps described above:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Designated as hedges:
Interest payments	$--	$3,606	$--	$11,023
Interest receipts	--	(1,642)	--	(6,675)
Ineffectiveness	--	1,108	--	1,308
Subtotal	--	3,072	--	5,656
Not designated as hedges:
Interest payments	4,586	5,648	20,523	15,840
Interest receipts	(998)	(3,133)	(6,807)	(9,100)
Change in fair value(1)	155	3,430	(14,800)	(3,092)
Amortization of unrealized losses reclassified from accumulated other comprehensive income	651	--	2,603	--
Ineffectiveness	--	131	--	559
Subtotal	4,394	6,076	1,519	4,207
Included in interest expense	$4,394	$9,148	$1,519	$9,863
(1) Includes $6.0 million for the nine months ended September 30, 2009 ($6.0 million for the quarter ended September 30, 2009) related to terminated swaps.

In June 2009, we revised our estimate of the timing for a debt issuance at a consolidated partnership for which we and the partnership had entered into interest rate swap contracts.  As a result, the entire $9.0 million unrealized loss that we had incurred at the time we terminated the swap agreements was reclassified to the Condensed Consolidated Statement of Operations as interest expense in the second quarter of 2009.  The cost was charged to the fund partnership.

The amounts representing the effective portion of gains (losses), net for swaps designated as hedges were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Included in other comprehensive income	$--	$2,830	$--	$2,770

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accumulated other comprehensive loss includes the following amounts (exclusive of the tax impact) related to the swaps described above:

(in thousands)	September 30, 2009	December 31, 2008

Terminated cash flow hedges	$--	$(9,019)
Term Loan and Revolving Credit Facility Interest Rate Swap	--	(2,603)
Total	$--	$(11,622)

D.	Consolidated Partnerships

During 2008, all swaps to which consolidated partnerships were a party were terminated.  The table below presents information regarding these swaps:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Terminated swap contracts:
(Gain) loss reclassified from accumulated other comprehensive income and included in interest expense	$42	$19,556	$13,735	$23,386

As noted in section C above, in June 2009, we revised our estimate of the timing for a debt issuance at a consolidated partnership for which we and the partnership had entered into interest rate swap contracts.  As a result, the entire $13.7 million unrealized loss that the fund had incurred at the time we terminated the swap agreements was reclassified to the Condensed Consolidated Statement of Operations as interest expense in the second quarter of 2009.

Accumulated other comprehensive income (loss) includes the following amounts related to swaps:

(in thousands)	September 30, 2009	December 31, 2008

Terminated cash flow hedges	$1,758	$(11,978)

We estimate that $0.3 million of the net unrealized gain will be reclassified into interest expense within the next twelve months, while the remaining amount is expected to be amortized through 2014.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 24 – Related Party Transactions

Investments in and Loans to Affiliates

The table below provides the components of investments in and loans to affiliates as of the dates presented:

(in thousands)	September 30, 2009	December 31, 2008
Loan to AMAC	$79,877	$79,877
Investment in AMAC common and preferred shares	12,195	12,195
Interest receivable on loan to AMAC	3,872	3,872
Fees receivable from AMAC	1,290	1,290
Subtotal	97,234	97,234
Cumulative equity losses and accumulated other comprehensive loss on investment in AMAC	(12,195)	(12,195)
Reserves on loan to AMAC, interest and fees receivable	(80,439)	(75,439)
Subtotal	4,600	9,600
Co-investment in consolidated CMBS and High-Yield Debt Fund Partnerships(1)	(68,002)	(55,953)
Co-investment in CUC	2,861	3,406
Fund advances related to property partnerships, net(2) (Note 26)	49,232	49,201
Other receivables from partnerships, net	17,544	59,431
Fees receivable and other, net	7,032	7,977
Subtotal	13,267	73,662
Less: Eliminations(3)	(327)	(54,440)
Total	$12,940	$19,222

(1)  Represents the carrying amount of these co-investments, net of our share of accumulated other comprehensive loss.
(2)  Net of reserves of $17.1 million at September 30, 2009, and $10.5 million at December 31, 2008.
(3)  For management purposes, we treat consolidated partnerships as equity investments in evaluating our results.  As we consolidate the funds, we eliminate the investments for presentation in the condensed consolidated financial statements.  In addition, any fees or advances receivable from consolidated partnerships are eliminated in consolidation.

Impact to Statements of Operations

Our Condensed Consolidated Statements of Operations included the following amounts pertaining to related party transactions:

(in thousands)	Included in following line item on Condensed Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2009	2008	2009	2008
AMAC asset management fees, incentive management fees and expense reimbursements	Fee Income, Other Revenues	$--	$(12)	$--	$1,201
AMAC credit facility interest income	Interest Income	--	1,144	--	3,513
AMAC servicing fee income	Fee Income	72	98	223	290
Equity in loss of AMAC	Equity and Other (Loss) Income	(5,000)	(75,775)	(5,000)	(78,057)
Equity in loss of CUC	Equity and Other (Loss) Income	(220)	(490)	(451)	(592)
Expense for property management services provided by The Related Companies LP (“TRCLP”)	Other Expenses of Consolidated Partnerships	(1,359)	(1,327)	(4,201)	(3,760)
Net interest rate swap payments to property developers controlled by TRCLP	Interest expense	616	298	1,813	964

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Along with other investors in one of the CMBS Fund Partnerships, during the first quarter of 2008 we loaned the fund $22.3 million to allow it to repay repurchase financing.  The loan bears interest at a fixed rate of 14.0% and is due in February 2010, although the lenders (excluding us) may elect to extend the loans for up to two additional years.  Additionally, we had loaned other monies to the fund, of which $2.6 million was outstanding as of September 30, 2009, and we had a receivable from the fund for the cost of swaps that we had entered into on its behalf with a remaining balance of $14.8 million on that date.

Increasing credit losses of the assets underlying the CMBS investments the fund hold have decreased the cash flows the fund is collecting.  As a result, the collectability of our loans to the fund is not assured and, accordingly, we recorded a reserve to write them down to the amount we believe is realizable.  The charge of $26.3 million is included in equity and other (loss) income in the Condensed Consolidated Statement of Operations.

As AMAC is developing a plan of liquidation, we stopped recording equity losses related to its operations in the fourth quarter of 2008 and recoded an impairment charge in the third quarter of 2008 for the loan we had provided to AMAC.  That charge was determined based upon our estimate of amounts we could realize by recovering assets upon the liquidation, which has not yet occurred.  In the third quarter of 2009, several of those assets lost their value, primarily due to defaults within AMAC’s CDO, rendering the CDO equity worthless.  As a result, we recorded an additional impairment charge of $5.0 million.  We may have further losses if we do not recover the current estimate of $4.6 million.

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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Revenue
Affordable Housing	$30,071	$42,602	$92,417	$128,959
Commercial Real Estate	15,390	20,012	52,686	53,937
Portfolio Management	10,804	10,473	27,576	33,219
Credit Risk Products	932	2,212	4,023	6,757
Corporate	866	3,280	3,558	10,850
Consolidated Partnerships	76,080	85,864	237,458	258,692
Eliminations	(19,609)	(33,191)	(65,602)	(91,094)
Consolidated Revenues	$114,534	$131,252	$352,116	$401,320
Depreciation and Amortization
Affordable Housing	$1,419	$1,248	$6,874	$2,013
Commercial Real Estate	2,845	3,393	8,739	9,513
Portfolio Management	521	1,065	2,442	3,300
Credit Risk Products	9	232	37	311
Corporate	3,606	5,065	13,785	19,213
Consolidated Depreciation and Amortization	$8,400	$11,003	$31,877	$34,350
Depreciation and Amortization of Consolidated Partnerships	$15,330	$8,229	$45,660	$29,375
Net Income (Loss) Attributable to Centerline Holding Company shareholders
Affordable Housing	$(149,297)	$15,539	$(148,066)	$21,643
Commercial Real Estate	(103,933)	(77,837)	(142,241)	(65,830)
Portfolio Management	5,081	1,581	9,840	6,676
Credit Risk Products	(13,030)	(368)	(13,347)	(5,331)
Corporate	(22,938)	(88,045)	(70,530)	(130,053)
Consolidated Partnerships	(54,904)	1,014	(67,111)	12,959
Eliminations	54,869	(2,609)	67,077	(14,757)
Total Adjusted Net Income (Loss) Attributable to Centerline Holding Company shareholders	$(284,152)	$(150,725)	$(364,378)	$(174,693)

NOTE 26 – Commitments and Contingencies

A.	Affordable Housing Transactions

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

Total potential exposure pursuant to these transactions at September 30, 2009 is $1.3 billion, assuming the funds achieve no return whatsoever beyond the September 30, 2009 measurement date (this assumes that all underlying properties fail and are foreclosed upon, causing us to invoke the “calamity call” provision in each fund on September 30, 2009).  Of these totals, six of the agreements (with $580.1 million of the potential exposure) are transacted by our bankruptcy remote subsidiary, Centerline Financial LLC (“Centerline Financial”) while the rest are transacted by another subsidiary, Centerline Capital Group Inc. (“CCG”).  During the second quarter of 2009, we terminated one of these agreements, lowering our potential exposure by $144.1 million.  The fair value of these obligations, representing the deferral of the fee income over the obligation periods, was $27.8 million as of September 30, 2009.  This amount is included in “Deferred revenues” within “Accounts payable, accrued expense and other liabilities” on our Condensed Consolidated Balance Sheets.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Property Partnerships

To manage our exposures to risk of loss, we have assumed the general partner interests in certain tax credit property partnerships from non-performing general partners as part of various settlement agreements.  We assumed these general partnership interests to preserve our direct or indirect investments in mortgage revenue bonds or the equity investments in lower tier partnerships on behalf of Tax Credit Funds that we manage.

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

In addition, we may advance funds to Tax Credit Fund Partnerships to allow them to make supplemental loans for property partnerships in which they invest.  These advances are then repaid to us from cash flows at the Tax Credit Fund Partnership level.  Under the terms of our Term Loan and Revolving Credit Facility, we are limited to a maximum balance of $72.8 million of advances (net of repayments) throughout 2009 and $85.6 million throughout 2010.

As of September 30, 2009, we had a $66.3 million receivable for advances as described above. Of this balance, $17.1 million has been reserved for as an allowance for bad debt (see Note 24).

Loss Reserve

During the third quarter of 2009, we developed a strategy to address a marked decline in the operating performance of many of the non-stabilized properties, to manage our exposure under the yield transactions described above and to address the declining cash flows to our Series B Freddie Mac Certificates.  To address these matters and their potential impact on our interests, we expect to restructure many of the mortgage revenue bonds to allow the bonds secured by these properties to stabilize.  This strategy entails cash infusions, which could approximate $225.0 million, from us and other parties with an economic interest in the properties, or may result in a reduction in the principal balance of our residual certificates from the December 2007 re-securitization.

For many of the properties in the pools associated with the credit intermediation agreements described under “Yield Transactions” above, mortgage revenue bonds they issued were included in the December 2007 re-securitization transaction, and certain credit intermediated funds have equity investments in the properties underlying some of the bonds which require restructuring.  If the required principal buy downs are not made for these bonds, the underlying properties can be foreclosed upon causing a substantial recapture of LIHTCs, thereby reducing the rate of return earned by the limited partners of the funds.  A reduction in the rate of return below the rate specified at inception of the investment fund would trigger a default event that would require a payment to be made by the Primary Intermediators to the limited partners of the funds.

Should the Primary Intermediators expend cash to execute these restructurings, we may have to reimburse them or we may have to forfeit cash that we have deposited as collateral. If associated with a deal transacted by Centerline Financial, that subsidiary might be required to make a cash payment.  Should the Primary Intermediators not expend cash to the extent we have projected, we could incur additional impairments of our Series B Freddie Mac Certificates.  We have analyzed the expected operations of the underlying properties and have recorded a $90.0 million provision for possible losses pursuant to ASC Topic 450, Contingencies.  In addition, we recorded a reserve against our stabilization escrow account to reflect our planned use of the cash balance in such a restructuring (see Note 8) and the impact of the assumed restructuring led to an impairment of our Series B Freddie Mac Certificates (see Notes 6 and 20).

Although we have not yet been called upon to make payments under the yield transaction obligations, we may be called upon to post collateral to Primary Intermediators.  In the third quarter of 2009, we posted $2.0 million of cash based on a $12.0 million collateral call by Natixis.  As of September 30, 2009, we maintained collateral consisting of cash deposits of $69.4 million (the $2.0 million posted with Natixis and $67.4 million held by Merrill Lynch) which is included in “Deferred costs and other assets, net” on our Condensed Consolidated Balance Sheets, to satisfy Merrill Lynch’s and Natixis’ collateral requirements.  In addition, as of September 30, 2009, Centerline Financial maintained a cash balance of $68.1 million in support of its exposure under its credit intermediation agreements.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

B.	Forward Transactions

At September 30, 2009, our subsidiaries had forward commitments under Fannie Mae and Freddie Mac programs of $151.5 million for mortgages to be funded through October 2010 (of which $61.7 million we expect to fund in the remainder of 2009), and each lending commitment has an associated sale commitment to either Fannie Mae or Freddie Mac.  In addition, those subsidiaries had commitments to sell mortgages that have already been funded.  As of September 30, 2009, the funded loans totaled $95.7 million and are included in “Investments – Other” as “Mortgage loans held for sale” on our Condensed Consolidated Balance Sheet.

C.	Mortgage Loan Loss Sharing Agreements

Pursuant to a master loss sharing agreement under the Fannie Mae DUS program, we assume responsibility for a portion of any loss that may result from borrower defaults, based on Fannie Mae loss sharing formulas.  At September 30, 2009, a significant proportion of our loans sold to Fannie Mae consisted of “Level I” loans, meaning (in most cases) that we are responsible for the first 5% of the unpaid principal balance and a portion of any additional losses to a maximum of 20% of the original principal balance; Fannie Mae bears any remaining loss.  Pursuant to this agreement, we are responsible for funding 100% of mortgagor delinquency (principal and interest) and servicing (taxes, insurance and foreclosure costs) advances until the amounts advanced equal 5% of the unpaid principal balance at the date of default.  Thereafter, we may request interim loss sharing adjustments which allow us to fund 25% of such advances until final settlement under the agreement or until we reach the 20% maximum.

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

Our maximum exposure at September 30, 2009, pursuant to these agreements, was $874.5 million (representing what we would owe in accordance with the loss sharing percentages with Fannie Mae and Freddie Mac described above if every loan defaulted and losses were incurred in amounts equal to or greater than these levels for which we are responsible), although this amount is not indicative of our actual potential losses.  We maintain an allowance for loan losses for loans originated under these product lines at a level that, in management’s judgment, is adequate to provide for estimated losses.  At September 30, 2009, and December 31, 2008, that reserve was $18.5 million and $13.1 million, respectively, which represents our estimate of potential losses as of those dates.  The reserve is recorded in “Accounts payable, accrued expenses and other liabilities” on our Condensed Consolidated Balance Sheet.

As of September 30, 2009, we maintained collateral consisting of money market and short-term investments of $10.7 million, which is included in “restricted cash” on our Condensed Consolidated Balance Sheet, to satisfy the Fannie Mae collateral requirements of $10.5 million.

We are also required by the master agreement with Freddie Mac to provide collateral in the amount of 8% of the original principal balance as security for payment of the reimbursement obligation.  The collateral can include a combination of the net worth of one of our mortgage banking subsidiaries, a letter of credit and/or cash.  To help cover this collateral requirement, we have a letter of credit arrangement with Bank of America as a part of our Revolving Credit Facility (see Note 12).  At September 30, 2009, commitments under this agreement totaled $12.0 million.

D.	Legal Contingencies

We are subject to routine litigation and administrative proceedings arising in the ordinary course of business.  In addition, we are party to the following actions:

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Federal Securities Cases

On January 18, 2008, the first of the federal securities putative class actions was filed against us and certain of our officers and trustees in the United States District Court for the Southern District of New York.  Thereafter, five other, essentially duplicative putative class actions were also filed in the same court.  The complaint in each case asserted that we and other defendants allegedly violated federal securities law by failing to disclose in a timely fashion our December 2007 transaction with Freddie Mac.  On May 5, 2008, the Court designated Centerline Investor Group, which is made up of several shareholders, as lead plaintiff for these cases.  Pursuant to the Court’s stipulation and order dated March 3, 2008, the lead plaintiff filed a consolidated complaint on July 7, 2008 in this action, In re Centerline Holding Company Securities Litigation, No. 08 CV 00505.  The consolidated complaint also alleges violations of the federal securities laws in connection with our announcement of the Freddie Mac transaction, changes to the Company’s business model, and the reduction in dividend guidance policy, and seeks an unspecified amount of compensatory damages and other relief on behalf of all persons or entities that purchased the common stock of Centerline Holding Company during the period March 12, 2007 through December 28, 2007.  The defendants in this action filed a motion to dismiss the consolidated complaint on October 27, 2008 and the motion was granted by U.S District Court Judge Shira Scheindlin on January 12, 2009.  Judge Scheindlin granted the plaintiff leave to replead, and the plaintiff filed an Amended Consolidated Complaint on March 13, 2009.  On April 30, 2009, the Defendants in this case filed a motion to dismiss the Amended Consolidated Complaint. The lead Plaintiff filed his opposition to Defendants' motion to dismiss on June 12, 2009 and the Defendants filed their reply to the opposition motion filed by the Plaintiffs on June 30, 2009.  On August 4, 2009 the Defendants’ motion to dismiss was granted and the case was dismissed without leave for the plaintiff to replead.  On September 2, 2009, Plaintiff filed an appeal of the District Court’s decision with the Second Circuit Court of Appeals.  The Appeals Court has indicated in a scheduling order that the appeal will be heard no earlier than January 25, 2010.

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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

A settlement with the plaintiff in the Off case based on the rights offering was negotiated, but on November 26, 2008, the Delaware Court of Chancery rejected the settlement and stayed any further proceedings in the action, pending resolution of the Carfagno case.  As a result, several of the other derivative lawsuits that had been voluntarily stayed by the plaintiffs, including the Kramer, Ciszerk and Kanter actions are now subject to various stipulations deferring further activity in those actions until a final decision on the Stipulation of Settlement in Carfagno (described above) or, in the case of Kastner and Kostecka, pending further activity in the consolidated securities class action. As noted above, the Carfagno Stipulation of Settlement is contingent upon the dismissal with prejudice of the overlapping Off and Ciszerk actions pending before the Delaware Court of Chancery.  On May 28, 2009 the defendants filed a motion for dismissal of the Off and Ciszerk matters in the Delaware Court of Chancery based upon the approved Stipulation of Settlement in Carfagno and the principle of res judicata.  The defendants are awaiting the decision of the Delaware Court of Chancery.  Counsel for the plaintiff in Off has also filed a motion for allowance of fees.  The defendants have opposed this motion and are also awaiting a decision of the Delaware Court of Chancery on this issue.

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

On or about March 6, 2009, Regions Bank, as Trustee under a Trust Indenture dated April 1, 2005 respecting the Walton Trail Apartments, commenced an action, entitled Regions Bank v. Dieckman, et al., Civil Action No. 2009-CV-165607-MJW, in the Superior Court of Fulton County, Georgia, against Stephen R. Dieckman, Arthur Dickson Cannon, Jr. and Arthur Dickson Cannon, III (the “Defendants”) seeking to collect money owed under a certain Guaranty and Suretyship Agreement dated as of May 1, 2005.  On or about May 28, 2009, the Defendants filed a Third-Party Complaint in that action against CCG and Caswyck Trail, LLC (“Caswyck”).  Defendants thereafter amended their Third-Party Complaint.  Caswyck is a Georgia limited liability company, which owns the Walton Trail affordable housing apartment complex in Georgia and in which indirect subsidiaries of CCG and an investment fund sponsored by CCG are members.  The Amended Third-Party Complaint alleges that CCG misled and defrauded the Defendants and acted in bad faith in connection with certain unsuccessful and unconsummated negotiations to restructure the finances of Caswyck.  The Amended Third-Party Complaint asserts a claim for common law fraud against CCG and claims for subrogation, indemnification, unjust enrichment and declaratory judgment against Caswyck for any liability that Defendants may have to the Trustee.  The Defendants seek unspecified amounts of damages, attorneys fees and costs.  On or about August 10, 2009, CCG and Caswyck each separately moved to dismiss the claims then asserted against it.  Those motions have not yet been fully briefed.  In accordance with Georgia procedures, each also answered the Third-Party Complaint on or about August 10, 2009 and asserted counterclaims against the Third-Party Plaintiffs.  CCG and Caswyck intend to defend vigorously against the third-party claims.  Additionally, the Trustee has moved for summary judgment on liability on its claims against the Defendants.  Due to extensions of time, the Trustee’s summary judgment motion is not yet fully briefed.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

F.	Other Contingent Liabilities

We have entered into several transactions pursuant to the terms of which we will provide credit support to construction lenders for project completion and Fannie Mae conversion.  In some instances, we have also agreed to acquire subordinated bonds to the extent the construction period bonds do not fully convert.  In some instances, we also provide payment, operating deficit, recapture and replacement reserve guarantees as business requirements for developers to obtain construction financing.  Our maximum aggregate exposure relating to these transactions was $203.9 million as of September 30, 2009 (although, to date, we have had minimal exposure to losses under these transactions and anticipate no material liquidity requirements in satisfaction of any guarantee issued).  The fair value of these obligations, representing the deferral of the fee income over the obligation periods, was $0.2 million as of September 30, 2009.  This amount is included in “Deferred revenues” within “Accounts payable, accrued expenses and other liabilities” on our Condensed Consolidated Balance Sheets.

Centerline Financial entered into three credit intermediation agreements to provide for monthly principal and interest debt service payments for debt owed by property partnerships owned by third parties, only to the extent there is a shortfall in payment from the underlying property.  One of the credit intermediation agreements was terminated during the second quarter of 2009.  In return, we receive fees monthly based on a fixed rate until the expiration of the agreements which occur in 2010 and 2023.  Total potential exposure pursuant to these transactions is $33.7 million as well as monthly interest obligations, assuming the bonds default and cannot be sold.  The recourse upon default would be to acquire the bond and foreclose on the underlying property at which point the property would either be rehabilitated or sold.  The fair value of the obligations, representing the deferral of the fee income over the obligation period, was $1.0 million as of September 30, 2009.  This amount is included in “Deferred revenues” within “Accounts payable, accrued expenses and other liabilities” on our Condensed Consolidated Balance Sheets.

NOTE 27 – Subsequent Events

Management has evaluated and disclosed subsequent events up to and including November 12, 2009 which is the issuance date of the financial statements.

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

This MD&A contains forward-looking statements; please see page 105 for more information.

Significant components of the MD&A section include:	Page

SECTION 1 – Overview The overview section provides a summary of Centerline and a discussion of macro factors affecting our results of operations.	66

SECTION 2 – Consolidated Results of Operations The consolidated results of operations section provides an analysis of our results on a consolidated basis for the three and nine months ended September 30, 2009, against the comparable prior year periods. Significant subsections within this section are as follows:	67

Comparability of Results	67
Summary Consolidated Results	67
Revenues	68
Expenses	70
Equity Losses and Other Items	74
Income Taxes	77
Accounting Changes	78
Inflation	78

SECTION 3 – Results by Group The results by group section provides an analysis of our results on a reportable segment basis for the three and nine months ended September 30, 2009, against the comparable prior year periods. We provide certain statistical information by group and discuss known trends and uncertainties. Significant subsections within this section are as follows:	78

Affordable Housing	80
Commercial Real Estate	86
Portfolio Management	91
Credit Risk Products	93
Corporate	95
Consolidated Partnerships	96
98
SECTION 4 – Liquidity and Capital Resources
The liquidity and capital resources section provides discussion of our ability to generate adequate amounts of cash to meet our current and future needs.  Significant subsections within this section are as follows:

Liquidity	98
Cash Flows	99
Liquidity Requirements after September 30, 2009	100
Fair Value Disclosures	101
Capital Resources	103
Commitments and Contingencies	104

SECTION 5 – Forward Looking Statements	105

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

SECTION 1 – OVERVIEW

We provide real estate financial and asset management services, including institutional debt and equity fund management, mortgage banking, and primary and special loan servicing. As of September 30, 2009, we had $13.4 billion of assets under management.

The disruption in world-wide credit markets that began in 2007 has continued into 2009, affecting all of our businesses.  The ongoing lack of market liquidity (particularly with respect to real estate finance), has severely limited capital to be invested and virtually eliminated activity in securitization markets.  The market environment has depressed asset values, limited our ability to grow assets under management, lowered origination volumes and led to increased default rates within our portfolios.  These factors have led to numerous asset impairments during the year, particularly in the third quarter as disruption in commercial real estate markets accelerated.

These circumstances have significantly affected our liquidity.  Our business is constrained by the terms of our Term Loan and Revolving Credit Facility and other debt agreements we put in place late last year.  Those terms include higher rates of interest, rapid amortization of the debt balances and limits on our ability to engage in certain types of transactions (such as certain types of fund originations) without lender approval.  Economic factors have reduced the cash flows from our investments and managed funds while simultaneously increasing the risk of payment demands under credit intermediation agreements.

To address these factors, since the amendment of our credit facilities in December 2008, we have improved our unrestricted cash position by actively focusing on stabilizing our balance sheet and more strictly managing our cash flows.  We are also exploring opportunities with third-party investors with respect to settling and/or restructuring our debt and certain components of our equity.  For a more detailed discussion, see Note 2 to the condensed consolidated financial statements and SECTION 4 – LIQUIDITY AND CAPITAL RESOURCES

While our fund origination businesses are largely dormant due to these economic factors, we are experiencing improvement in our Portfolio Management special servicing business, which does not require substantial capital, while we simultaneously focus on reducing expenses to improve profitability, managing our current portfolio and managing our credit risk.

We refer to our segments as groups.  For a discussion of our four operating groups and two groups not involved in direct operations, see Note 1 to the condensed consolidated financial statements.  Significant operating and financial results for our operating groups are discussed under SECTION 3 – RESULTS BY GROUP.

SECTION 2 – CONSOLIDATED RESULTS OF OPERATIONS

Comparability of Results

Net income or loss is defined as the net result of total company operations, prior to allocation of income or loss to non-controlling interests.  As the Tax Credit Fund Partnerships (by design) always generate operating losses, we expect to record net losses for the foreseeable future as they represent a significant portion of our consolidated operations.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2009	2008	2009	2008

(Reduction)/increase to net income:
Asset impairments:
Series B Freddie Mac Certificates	$(30,473)	$(298)	$(39,022)	$(7,966)
Retained CMBS certificates	(37,486)	(106)	(37,486)	(1,182)
CMBS	(8,509)	--	(15,101)	--
Mortgage revenue bonds	(447)	--	(447)	(10,928)
Syndicated corporate debt	--	(211)	(14)	(1,479)
Mortgage loans held for investment and other investments	--	--	(311)	(500)
Stabilization escrow	(41,965)	--	(41,965)	--
AMAC:
Equity loss	(5,000)	(75,775)	(5,000)	(78,057)
Other items:
Affordable Housing loss reserve	(90,000)	--	(90,000)	--
Write-off of goodwill and intangible assets	(100,000)	(118,069)	(100,000)	(118,069)
Impairment of tax credit partnership investments	(1,782)	--	(9,048)	--
Impairment of loan to Consolidated Partnership	(962)	--	(26,271)	--
Equity income reduction due to fund-level asset impairments	(59,917)	(4,367)	(82,687)	(7,076)
Non-cash impact of derivatives	(806)	(4,669)	12,197	1,225
Reserve for loan loss sharing	--	--	(5,460)	(1,325)
Severance costs	(25)	(410)	(812)	(1,233)
Losses associated with the December 2007 re-securitization transaction	--	--	--	(7,627)
Lease termination costs	(1,022)	--	(29,456)	--

Summary Consolidated Results

Our summary consolidated results of operations are presented below for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
(dollars in thousands)	2009	% of Revenues	2008	% of Revenues	% Change
Revenues	$114,534	100.0%	$131,252	100.0%	(12.7)%
Expenses	1,719,107	N/M	343,592	261.8	400.3
Equity losses and other items	(70,271)	(61.4)	(148,635)	(113.2)	52.7
Income tax provision	(778)	(0.7)	(1,015)	(0.8)	23.3
Net loss	(1,675,622)		(361,990)
Net loss attributable to non-controlling interests	1,391,470	N/M	211,265	161.0	558.6
Net loss attributable to Centerline Holding Company shareholders	$(284,152)	(248.1)%	$(150,725)	(114.8)%	(88.5)%
N/M – Not meaningful.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Nine Months Ended September 30,
(dollars in thousands)	2009	% of Revenues	2008	% of Revenues	% Change
Revenues	$352,116	100.0%	$401,320	100.0%	(12.3)%
Expenses	2,584,403	734.0	682,380	170.0	278.7
Equity losses and other items	(565,629)	(160.6)	(300,621)	(74.9)	(88.2)
Income tax provision	(1,023)	(0.3)	(2,019)	(0.5)	49.3
Net loss	(2,798,939)		(583,700)
Net loss attributable to non-controlling interests	2,434,561	691.4	409,007	101.9	495.2
Net loss attributable to Centerline Holding Company shareholders	$(364,378)	(103.5)%	$(174,693)	(43.5)%	(108.6)%

Revenues

The following table presents our revenues for the periods ended September 30, 2009 and 2008:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change
Operating Groups Interest income	$16,454	$22,562	(27.1)%	$51,700	$75,854	(31.8)%
Fee income	17,733	18,773	(5.5)	48,941	52,205	(6.3)
Other	4,267	4,053	5.3	14,017	14,569	(3.8)
Subtotal	38,454	45,388	(15.3)	114,658	142,628	(19.6)
Consolidated Partnerships Revenues of LIHTC Fund and Property Partnerships	20,007	21,586	(7.3)	59,433	65,585	(9.4)
Revenues of CMBS and High-Yield Debt Fund Partnerships	56,073	64,278	(12.8)	178,025	193,107	(7.8)
Subtotal	76,080	85,864	(11.4)	237,458	258,692	(8.2)
Total revenues	$114,534	$131,252	(12.7)%	$352,116	$401,320	(12.3)%

The reduction in revenues of our Operating Groups of $28.0 million for the year-to-date period ($6.9 million for the third quarter) was primarily due to the following:

•
$7.9 million reduction ($0.8 million increase for the third quarter) of interest income related to mortgage revenue bonds, primarily due to the smaller average balance of bonds on the balance sheet in the year-to-date period, due to either sale of the investments or sale recognition in connection with the re-securitization.  As we have re-recognized numerous bonds, primarily in the second quarter of 2009, income in this category in the third quarter of 2009 exceeded that for the 2008 period by $0.8 million and will likely continue to increase until the bonds cure defaults and exit special servicing.  See further discussion in SECTION 3 – RESULTS BY GROUP – Affordable Housing.

•
$16.2 million ($7.6 million for the third quarter) reduction of interest income, primarily related to reduced servicing portfolio and stabilization escrow balances, a decline in the interest rates earned on these balances period over period and the absence in 2009 of interest from our loan to AMAC as it is developing a plan of liquidation.  Interest income also decreased as a result of the sale of certain Series A-1 Freddie Mac Certificates in July 2009.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•	$3.3 million reduction of fee income for the year-to-date period, predominantly due to lower fees from sponsoring Affordable Housing tax credit funds, resulting from lower business volume.

•
$0.5 million reduction in other revenues primarily related to lower prepayment penalties and expense reimbursements in both periods.  The decrease in prepayment penalties in both periods relates to a lower level of refinancing activity in 2009, primarily due to the difficulty in refinancing mortgages in the current credit environment. The reductions in expense reimbursements are due to AMAC’s pending liquidation (resulting in no reimbursements in the 2009 periods) and also due to lower recovery expectations from tax credit funds in the current period as compared to the prior period.  These reductions were substantially offset by higher gains on sale of agency mortgage loans in the Commercial Real Estate group.

The decrease in revenues of Consolidated Partnerships is discussed in SECTION 3 – RESULTS BY GROUP – Consolidated Partnerships

Further detailed discussion of revenues is included in SECTION 3 – RESULTS BY GROUP of this MD&A.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Expenses

The following table presents our expenses for the periods ended September 30, 2009 and 2008:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change

Operating Groups
General and administrative:
Salaries and benefits	$16,706	$21,703	(23.0)%	$53,789	$72,504	(25.8)%
Loss reserves	94,499	1,388	N/M	132,353	4,351	N/M
Other	10,526	17,839	(41.0)	36,925	52,896	(30.2)
Total G&A	121,731	40,930	197.4	223,067	129,751	71.9
Interest expense:
Borrowings and financings	19,931	23,119	(13.8)%	43,826	56,473	(22.4)%
Preferred shares of subsidiary	2,319	4,724	(50.9)	11,768	14,173	(17.0)
Depreciation and amortization	8,400	11,003	(23.7)	31,877	34,350	(7.2)
Loss on impairment of assets	118,880	615	N/M	134,346	22,055	509.1
Write-off of goodwill and intangible assets	100,000	118,069	(15.3)	100,000	118,069	(15.3)
Expenses – operating groups	371,261	198,460	87.1	544,884	374,871	45.4
Consolidated Partnerships
Interest expense:
LIHTC Fund and Property Partnerships	2,980	3,661	(18.6)	7,365	11,942	(38.3)
CMBS and High-Yield Debt Fund Partnerships	33,065	26,315	25.7	115,086	85,839	34.1
	36,045	29,976	20.2	122,451	97,781	25.2
Loss on impairment of assets (net):
Tax Credit Fund and Property Partnerships	--	--	--	30,151	--	100.0
CMBS and High-Yield and Debt Fund Partnerships	1,268,305	83,458	N/M	1,754,188	109,137	N/M
	1,268,305	83,458	N/M	1,784,339	109,137	N/M
Other expenses:
LIHTC Fund and Property Partnerships	35,829	30,171	18.8	110,242	94,404	16.8
CMBS and High-Yield Debt Fund Partnerships	7,667	1,527	402.1	22,487	6,187	263.5
	43,496	31,698	37.2	132,729	100,591	31.9
Expenses – consolidated partnerships	1,347,846	145,132	828.7	2,039,519	307,509	563.2
Total expenses	$1,719,107	$343,592	400.3%	$2,584,403	$682,380	278.7%
N/M – Not meaningful.

General and Administrative – Salaries and Benefits

The decrease in salaries and benefits expense of $18.7 million in 2009 ($5.0 million for the third quarter) is primarily attributable to the following items:

•	reduced base salaries and benefits from reductions of personnel in April and November 2008 (approximately 20% of employees);

•	$2.9 million of reduced bonus expense associated with lower profit expectations and lower headcount period over period;

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•
$5.0 million lower share-based compensation expense ($2.0 million for the third quarter), including $2.3 million ($0.9 million for the third quarter) related to shares issued in connection with our acquisition of Centerline Investors I LLC in August 2006, as many of the shares continue to vest or are forfeited; and

•	$0.4 million decrease in the year-to-date and quarter periods in severance expense.

We anticipate that our salary and benefit costs will stay steady for the foreseeable future as we have taken steps to align our cost structure with current market conditions.

General and Administrative – Loss Reserves

The $123.6 million increase in Loss reserves in 2009 ($91.0 million for the third quarter) is primarily the result of:

•	A $90.0 million loss reserve recorded in the third quarter associated with Affordable Housing transactions (see Note 26 to the condensed consolidated financial statements);

•	Lease termination restructuring charges of $29.5 million, substantially all recorded in the second quarter (see Note 14 to the condensed consolidated financial statements);

•	an increase of $4.1 million in our provision for mortgage banking loss sharing recorded in the second quarter;

•	an increase of $4.4 million ($2.1 million for the third quarter) in reserves against advances made to our sponsored funds.

Other General and Administrative

The decrease in other general and administrative expenses of $16.0 million in 2009 ($7.3 million for the third quarter) is primarily attributable to the following items:

•
$5.7 million decrease ($1.5 million for the third quarter) related to professional fees, particularly audit and consulting costs which were lower in 2009 due to a lower volume of business and associated transactions, as well as increased efficiencies achieved over the past year;

•
$3.4 million decrease in third quarter rent expense ($0.2 million for the year-to-date period), primarily the result of rent accrued in 2008 in connection with office space we no longer use in operations.  We ceased recording the expense when we recorded the lease termination charge noted above;

•
$3.5 million decrease ($0.7 million for the third quarter) in fund origination expenses associated with our tax credit business (see corresponding decrease in revenue in the Affordable Housing segment discussion below);

•
$2.2 million reduction in 2009 ($0.7 million for the third quarter) in professional fees paid to Natixis for advisory services in our Credit Risk Products group.  The agreement was terminated in October 2008;

•	a reduction in overall expenses resulting from the reduction in staffing levels in April and November 2008 as well as from a company-wide strategic focus of reducing expenses.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Interest Expense

Borrowings and Financings

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change

Borrowings and financings:
Revolver and term loan interest	$3,621	$4,312	(16.0)%	$13,098	$14,902	(12.1)%
Asset backed (warehouse) lines	967	1,705	(43.3)	2,495	6,050	(58.8)
Secured financing	9,591	7,197	33.3	22,244	23,624	(5.8)
Cash interest payments for derivatives, net	3,588	4,479	(19.9)	13,716	11,088	23.7
Change in fair value and other non-cash impact of derivatives	806	4,669	(82.7)	(12,197)	(1,225)	895.6
Other interest expense	1,358	757	79.4	4,470	2,034	119.8
Total	$19,931	$23,119	(13.8)	$43,826	$56,473	(22.4)

Average borrowings	$912,769	$892,702	2.2%	$827,791	$971,295	(14.8)%
Average borrowing rate	6.72%	6.49%		6.96%	6.51%
Average LIBOR rate	0.27%	2.62%		0.37%	2.83%
Average SIFMA rate	0.35%	2.48%		0.46%	2.31%
Swap agreements – notional amount at September 30	$--	$275,000
(1) Includes ineffectiveness, amortization of unrealized losses reclassified from accumulated other comprehensive income and gains on termination of certain swap agreements.

The change in interest expense in both periods was primarily due to the change in fair value of derivatives, termination of several derivative agreements and net cash payments under those derivatives.  To a lesser extent, the decline was due to the lower amount of average debt outstanding.  As of September 30, 2009, we were party to 23 interest rate swap agreements with the developers of properties relating to certain mortgage revenue bonds we previously owned.  We entered into these swap agreements to effectively convert the fixed rate of interest (per the terms of the mortgage revenue bond) to a variable rate.  Under the terms of these swap agreements, the Company may terminate the swap in the event of a default of the related mortgage revenue bond.  We terminated two developer swaps in the third quarter, resulting in a $4.4 million benefit to interest expense.  Where able, we plan to continue to process of terminating these developer swaps.  As the swaps are all out-of-the-money, we would record additional gains upon termination.

Declines in revolver and term loan interest are primarily the result of lower debt balances due to principal payments made during the period.  Principal balances related to the Term Loan and Revolving Credit Facility have declined $54.8 million and $25.0 million since December 31, 2008.  Declines in interest related to asset backed warehouse lines are primarily the result of lower average balances (corresponding to lower origination volumes) as well as marginally lower interest rates.

Secured financing interest expense is down slightly, for the year, but has increased in the quarter based on an increase in securitized debt.  As most of this debt relates to re-securitized bonds that are not recognized as sold, the debt balance declined during 2008 when we recognized the sale of certain bonds and the debt was also reduced.  The change in expense therefore corresponds with the change in mortgage revenue bond interest income described in Revenues above.  We expect that interest expense from the Freddie Mac secured financing will increase throughout the remainder of 2009 due to additional bonds re-recognized during the second quarter of 2009.  See further discussion in SECTION 3 – RESULTS BY GROUP – Affordable Housing.

Our average borrowing rate increased in the year-to-date period and quarter as compared to the comparable 2008 period. Currently, our borrowings are typically based on the London Interbank Offered Rate (“LIBOR”) and, while the average LIBOR rate decreased compared to the 2008 period, we were subject to the fixed 5.25% LIBOR rate pursuant to the terms of the interest rate swap for our Term Loan and Revolving Credit Facility (this swap was terminated in June 2009).  Additionally, due to the amended terms we entered into in December 2008 for those facilities, the weighted average spread above LIBOR was 2.94% higher in the 2009 period than in 2008. Lastly, we incur a higher rate of interest on the new CMBS term loan (included in other interest expense in the table above) entered into during the fourth quarter of 2008 as compared to the prior repurchase financing, although the new term loan does not subject us to the risk of margin calls.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Preferred Shares of Subsidiary

Interest expense associated with preferred shares of subsidiary represents dividends of Equity Issuer preferred shares that are subject to mandatory repurchase.  The preferred shares of Equity Issuer, including those not subject to mandatory repurchase (see Equity losses and other Items – (Income)/Loss Allocations to Non-Controlling Interests below) entitle their holders to a claim on the cash flows of the Series A-1 Freddie Mac Certificates, and for economic purposes are defeased.  The expense recorded is offset by interest income of the Series A-1 Freddie Mac Certificates with terms that match the preferred shares.

In July 2009, we sold certain of our Series A-1 Freddie Mac certificates ($145.0 million face amount) and used the proceeds to redeem the corresponding preferred shares of Equity Issuer (see Note 6 to the condensed consolidated financial statements); thus, we expect the interest expense associated with our preferred shares of subsidiary to decrease going forward.

Loss on Impairment of Assets

As more fully described in Note 20 to the condensed consolidated financial statements, loss on impairment of assets in 2009 primarily relates to losses on our Series B Freddie Mac Certificates and stabilization escrow due to the plan to restructure the underlying bond portfolio due to increasing levels of default, and CMBS and retained CMBS certificate investments due to sharply higher actual and expected credit losses on the underlying commercial real estate loans. While recent market events have driven these significant impairments, we continue to have unrealized losses on the investments (included in other comprehensive income in accordance with GAAP) that could be recognized as impairment charges in future periods should conditions continue to worsen.

Loss on impairment of assets in the 2008 period includes impairment of mortgage revenue bonds ($10.9 million in the year-to-date period; none in the third quarter) and syndicated corporate debt investments ($1.9 million in the year-to-date period and $0.2 million in the third quarter) due to our intent to sell the assets. The charges also include impairment of our Series B Freddie Mac Certificates ($8.0 million for the year-to-date and $0.3 million in the third quarter) and retained CMBS certificates ($1.2 million year-to-date and $0.1 million in the third quarter) due to expected increases in credit losses on the underlying loans.

For additional discussion, see SECTION 3 – RESULTS BY GROUP – Affordable Housing, Commercial Real Estate and Credit Risk Products and also.

Write-off of goodwill and intangible assets

As more fully described in Note 9 to the condensed consolidated financial statements, we test goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.  At September 30, 2009, there was an indication of impairment primarily caused by the continued increase in actual and projected defaults in the structured finance vehicles in which we and some of our funds invest.  As a result of our testing, we recognized an estimated $100.0 million goodwill impairment in our Corporate Group.  In the third quarter of 2008, we recognized an estimated $60.0 goodwill impairment in our Corporate Group, and a $58.1 million impairment of intangible assets, primarily related to a reduction in transactional relationships associated with Freddie Mac and Fannie Mae as a result of their conservatorship.

Consolidated Partnerships

Interest expense for Tax Credit Fund and Property Partnerships declined in both periods due to lower levels of debt in those partnerships resulting from collections of subscription receivables that allowed the funds to repay borrowings. Interest expense in the CMBS and High Yield Debt Fund Partnerships increased significantly in the 2009 periods due to interest recognized for debt outstanding on properties foreclosed upon by the High-Yield Debt Fund partnership.

As more fully described in Note 21 to the condensed consolidated financial statements, loss on impairment of assets at the CMBS and High-Yield Debt Fund Partnerships reflect charges with respect to investments in CMBS, retained CMBS certificates, CDO debt and equity and mortgage loans held for investment.  The impairments were predominantly due to increasing default levels within the CMBS trusts and CDOs in which the funds invest. Impairment losses for the Tax Credit Fund Partnerships stem from the impairment of equity investments they hold in property partnerships related to declining tax-credit values.  For additional discussion, see SECTION 3 – RESULTS BY GROUP – Consolidated Partnerships.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Equity Losses and Other Items

Equity and Other Income (Loss)

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change
Equity and other income (loss):
Consolidated Partnerships – co-investment(1)	$(59,561)	$(5,104)	N/M	$(81,259)	$(4,178)	N/M
Consolidated Partnerships – management and incentive allocations(1)	4,657	6,118	(23.9)%	14,148	17,137	(17.4)%
Impairment of loans to Consolidated Partnership	(962)	--	(100.0)	(26,271)	--	(100.0)
AMAC	(5,000)	(75,775)	93.4	(5,000)	(78,057)	93.6
Other	(2,003)	(646)	(210.1)	(9,499)	(743)	N/M
Total equity and other income (loss)	(62,869)	(75,407)	16.6	(107,881)	(65,841)	(63.9)
Eliminations(1)	54,904	(1,014)	N/M	67,111	(12,959)	617.9
Equity and other income (loss) – as reported	$(7,965)	$(76,421)	89.6	$(40,770)	$(78,800)	48.3

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

The majority of the decline in 2009 was due to asset impairments at the fund level ($1.75 billion, of which our share was $82.7 million), as compared to a much lower level in 2008 ($109.1 million, of which our share was $7.1 million). See further discussion in Commercial Real Estate and Consolidated Partnership discussions in SECTION 3 – RESULTS BY GROUP of this MD&A.

The 2009 periods also include reserves of $26.3 million ($1.0 million in the third quarter) we recorded with respect to monies we had advanced to one of the CMBS fund partnerships as we now estimate that the amounts may not be fully collectible.

AMAC

As AMAC is developing a plan of liquidation, we stopped recording equity losses related to its operations in the fourth quarter of 2008 and recorded an impairment charge in the third quarter of 2008 for the loan we had provided to AMAC.  That charge was determined based upon our estimate of amounts we could realize by recovering assets upon the liquidation, which has not yet occurred.  In the third quarter of 2009, several of those assets lost their value, primarily due to defaults within AMAC’s CDO, rendering the CDO equity worthless.  As a result, we recorded an additional impairment charge of $5.0 million.  We may have further losses if we do not recover the current estimate of $4.6 million.

Other

Other equity and other income (loss) include income related to entities in which we invest but do not consolidate, such as our investments in tax advantaged investment vehicles similar to those we sponsor (which typically generate equity losses).

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

During the nine months ended September 30, 2009, we recorded charges of $9.0 million ($1.7 million in the third quarter) to write down the value of our equity interest in three tax credit partnerships as we expect to sell or dispose of these equity interests by the end of 2009 for less than our basis.  We recognized the other-than-temporary declines in value as equity losses.

Gain (loss) from Repayment or Sale of Investments, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change
Repayment or sale of:
Mortgage revenue bonds and other	$6	$(2,547)	100.2%	$583	$(6,164)	109.5%

In 2009, we received $0.2 million in repayments in excess of the carrying value of a mortgage revenue bond against which we had previously recorded impairment charges (recorded primarily in the first quarter).

The 2008 periods include:

•
incremental losses of $7.6 million (primarily recorded in the first quarter) associated with the re-securitization of our mortgage revenue bond portfolio in December 2007.  These losses primarily resulted from valuation adjustments for the stabilization escrow maintained for certain bonds (see Note 8 to the condensed consolidated financial statements).  Upon the final deposit of funds to the escrow, the difference between the cash deposit and its present value was recognized as a loss;

•
a gain of $4.8 million (all in the first half of 2008) relating to the sale of twenty-four mortgage revenue bonds included in the re-securitization transaction for which our guarantee of payment expired and as a result, we had no continuing involvement with the assets thereby allowing recognition of them as sold; and

•
losses of $0.7 million ($0.1 million in the third quarter) on the sale of syndicated corporate debt investments.  In periods prior to the sales, we had recognized declines in fair value as impairment of the investments (see Loss on Impairment of Assets above).  Most of our syndicated corporate debt investments were sold prior to December 31, 2008.

Other Losses from Consolidated Partnerships

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change
Tax Credit Fund and Property Partnerships	$(62,312)	$(69,667)	10.6%	$(524,022)	$(211,311)	(148.0)%
CMBS and High-Yield Debt Fund Partnerships	--	--	--	(1,420)	(4,346)	67.3
Total other losses from consolidated partnerships	$(62,312)	$(69,667)	10.6%	$(525,442)	$(215,657)	(143.6)%

These other losses principally represent the equity losses that Tax Credit Fund Partnerships recognize in connection with their investments in non-consolidated tax credit property partnerships and losses recognized upon terminating derivative contracts in the CMBS Fund Partnerships.

The significant increase in the 2009 year-to-date period resulted from impairments recognized in the Tax Credit Fund Partnerships, which losses are recognized as equity losses. These impairments resulted from:

•	The foreclosure of three properties in which two fund partnerships had limited partner equity investments. The losses upon foreclosure totaled $32.2 million;

•
Deterioration of the economy which has lowered the value of tax credits associated with property partnerships in which our Tax Credit Fund Partnerships invest.  As a result, those fund partnerships recorded aggregate impairments of $225.9 million to write down the carrying value of certain investments, all of which were recorded in the second quarter of 2009.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

These losses are allocated entirely to the third-party investors in the Tax Credit Fund Partnerships (see Note 21 to the condensed consolidated financial statements).

As a result of the impairments noted above, the carrying value of certain property partnerships was reduced to zero and the Tax Credit Fund Partnerships ceased recording equity losses, accounting for the reduced level absorbed in the third quarter of 2009, even though the amount includes properties placed in service since the third quarter of 2008.  This was partially offset by a $2.2 million loss on foreclosure of and a decrease in gain on sale of property partnership interests of $2.4 million.

(Income)/Loss Allocations to Non-Controlling Interests, Net

(Income) loss allocated to non-controlling interests, net of tax, was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change
Limited partners of consolidated partnerships	$1,295,045	$152,981	746.5%	$2,313,925	$340,666	579.2%
Preferred shares of subsidiary	(1,556)	(1,556)	--	(4,669)	(4,669)	--
SCUs	95,213	59,141	61.0	122,147	71,757	70.2
SCIs	1,398	805	73.7	1,793	976	83.7
Other non-controlling interests	1,370	(106)	N/M	1,365	277	392.8
Net loss attributable to non-controlling interests, net	$1,391,470	$211,265	558.6%	$2,434,561	$409,007	495.2%

N/M – Not meaningful.

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

Income allocated to preferred shares of subsidiary are dividends on Equity Issuer preferred shares that are not subject to mandatory redemption.  See also “Preferred Shares of Subsidiary” under Interest Expense earlier in this section.

The income allocation to SCUs and SCIs of subsidiaries represents the proportionate share of net income or loss attributable to holders of subsidiary equity as if they were converted to common shares.  Other non-controlling interests principally represent the portion of CFH owned by Natixis.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Income Taxes

The following tables detail the taxable and non-taxable components of our reported income (loss), for the periods ended September 30, 2009 and 2008:

	Three Months Ended September 30,
(dollars in thousands)	2009	% of Revenues	2008	% of Revenues	% Change
Loss subject to tax	$(234,265)	(204.5)%	$(75,487)	(57.5)%	(210.3)%
Loss not subject to tax	(1,440,579)	N/M	(285,488)	(217.5)%	(404.6)
Loss before income taxes	$(1,674,844)	N/M %	$(360,975)	(275.0)%	(364.0)%
Income tax (provision) benefit	$(778)	(0.7)%	$(1,015)	(0.8)%	23.3%
Effective tax rate – consolidated basis	(0.05)%		(0.28)%
Effective tax rate for corporate subsidiaries subject to tax	(0.33)%		(1.34)%

N/M – Not meaningful.

	Nine Months Ended September 30,
(dollars in thousands)	2009	% of Revenues	2008	% of Revenues	% Change
Loss subject to tax	$(265,368)	(75.4)%	$(109,109)	(27.2)%	(143.2)%
Loss not subject to tax	(2,532,548)	(719.2)	(472,572)	(117.8)%	(435.9)
Loss before income taxes	$(2,797,916)	(794.6)%	$(581,681)	(144.9)%	(381.0)%
Income tax provision	$(1,023)	(0.3)%	$(2,019)	(0.5)	49.3%
Effective tax rate – consolidated basis	(0.04)%		(0.35)%
Effective tax rate for corporate subsidiaries subject to tax	(0.39)%		(1.85)%

Some of our pre-tax income is derived from our tax-exempt mortgage revenue bond related investments included in our Affordable Housing group, which are held within flow-through entities.

The CMBS and High-Yield Debt Fund Partnerships, which are managed by our Commercial Real Estate group, are held in vehicles which, if certain requirements are met, do not incur taxes.  Despite that, our Corporate Group, which owns this group of entities, must include the income distributed from them in its taxable income.  The Corporate Group is in a loss position and not currently taxable; without these losses, the income from these funds would subject us to tax.

Tax credit fund management, the other Commercial Real Estate businesses and our Portfolio Management and Credit Risk Products businesses, however, are conducted in corporations and are subject to income taxes.  Our Corporate group is also housed in a corporate entity subject to taxation.

We provide for income taxes for these corporate subsidiaries in accordance with ASC Topic 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Management has determined that, in light of projected taxable losses in the corporate subsidiaries for the foreseeable future, any benefit from current losses and deferred tax assets will likely not be realized; hence a full valuation allowance has been recorded.

Despite the taxable loss, we recognized an income tax provision in the nine months ended September 30, 2009 and 2008, principally due to state and local income taxes.

Accounting Changes

For discussion of the impact of adopting recent accounting pronouncements, see Notes 1 and 3 to the condensed consolidated financial statements.

Inflation

Inflation did not have a material effect on our results of operations for the periods presented.

SECTION 3 – RESULTS BY GROUP

The following table presents segment revenues, expenses and operating income for the periods ended September 30, 2009 and 2008 in accordance with GAAP.  Transactions between segments are accounted for as third-party arrangements for the purposes of presenting segment results of operations.  Typical intersegment eliminations include fees earned from Consolidated Partnerships, asset management fees earned by Portfolio Management with respect to assets held by our other segments and intercompany interest.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change
Revenues:
Affordable Housing	$30,071	$42,602	(29.4)%	$92,417	$128,959	(28.3)%
Commercial Real Estate	15,390	20,012	(23.1)	52,686	53,937	(2.3)
Portfolio Management	10,804	10,473	3.2	27,576	33,219	(17.0)
Credit Risk Products	932	2,212	(57.9)	4,023	6,757	(40.5)
Corporate	866	3,280	(73.6)	3,558	10,850	(67.2)
Consolidated Partnerships	76,080	85,864	(11.4)	237,458	258,692	(8.2)
Eliminations	(19,609)	(33,191)	40.9	(65,602)	(91,094)	28.0
Total revenues	$114,534	$131,252	(12.7)%	$352,116	$401,320	(12.3)%
Expenses:
Affordable Housing	$175,977	$23,195	658.7%	$227,349	$97,178	134.0%
Commercial Real Estate	58,206	24,975	133.1	96,044	56,378	70.4
Portfolio Management	5,723	8,892	(35.6)	17,736	26,543	(33.2)
Credit Risk Products	15,409	2,346	556.8	18,784	11,533	62.9
Corporate	119,649	150,075	(20.3)	197,006	211,479	(6.8)
Consolidated Partnerships	1,363,717	168,164	710.9	2,093,052	370,742	464.6
Eliminations	(19,574)	(34,055)	42.5	(65,568)	(91,473)	28.3
Total expenses	$1,719,107	$343,592	400.3%	$2,584,403	$682,380	278.7%
Other income (loss)(1):
Affordable Housing	$(1,833)	$(2,443)	25.0%	$(8,465)	$(5,469)	(54.8)%
Commercial Real Estate(2)	(61,030)	(72,795)	16.2	(98,833)	(63,486)	(55.7)
Credit Risk Products	--	(208)	100.0	--	(735)	100.0
Corporate	--	(49)	100.0	--	(138)	100.0
Consolidated Partnerships(1)	1,232,733	83,314	N/M	1,788,483	125,009	N/M
Eliminations	54,904	(3,473)	N/M	67,111	(15,136)	543.4
Total other income (loss)	$1,224,774	$4,346	N/M	$1,748,296	$40,045	N/M
Income (loss) before other allocations(1):
Affordable Housing	$(147,740)	$16,964	(970.9)%	$(143,397)	$26,312	(645.0)%
Commercial Real Estate	(103,845)	(77,758)	(33.5)	(142,191)	(65,927)	(115.7)
Portfolio Management	5,081	1,581	221.4	9,840	6,676	47.4
Credit Risk Products	(14,477)	(342)	N/M	(14,761)	(5,511)	(167.8)
Corporate	(118,783)	(146,844)	19.1	(193,448)	(200,767)	3.6
Consolidated Partnerships	(54,904)	1,014	N/M	(67,111)	12,959	(617.9)
Eliminations	54,869	(2,609)	N/M	67,077	(14,757)	554.5
Total (loss) income before other allocations	$(379,799)	$(207,994)	(82.6)%	$(483,991)	$(241,015)	(100.8)%
Net Income (Loss) Attributable to Centerline Holding Company Shareholders:
Affordable Housing	$(149,297)	$15,539	N/M	$(148,066)	$21,643	(784.1)%
Commercial Real Estate	(103,933)	(77,837)	(33.5)%	(142,241)	(65,830)	(116.1)
Portfolio Management	5,081	1,581	221.4	9,840	6,676	47.4
Credit Risk Products	(13,030)	(368)	N/M	(13,347)	(5,331)	(150.4)
Corporate	(22,938)	(88,045)	73.9	(70,530)	(130,053)	45.8
Consolidated Partnerships	(54,904)	1,014	N/M	(67,111)	12,959	(617.9)
Eliminations	54,869	(2,609)	N/M	67,077	(14,757)	554.5
	$(284,152)	$(150,725)	(88.5)%	$(364,378)	$(174,693)	(108.6)%
(1) Includes allocation of losses to partners of consolidated partnerships. (2) Includes equity income of CMBS Fund and High-Yield Debt Fund Partnerships. N/M – Not Meaningful.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Affordable Housing

The following factors impact comparability when evaluating the results of the Affordable Housing group:

•
Loss on impairment of assets recognized by this segment in 2009 was $81.7 million ($72.9 million for the third quarter) as compared to $19.4 million in 2008 ($0.3 million for the third quarter) and this group recognized a $74.0 million loss reserve in the third quarter of 2009 related to Affordable Housing transactions.  Most of the 2009 impairments and the loss reserve relate to a planned restructuring of mortgage revenue bonds included in the 2007 re-securitization transaction as more fully described in Note 26 to the condensed consolidated financial statements.

•
The disruptions in the economy and credit markets have reduced the demand for tax credits, which has resulted in fewer tax credit fund originations during 2009, even as compared to the low levels in the prior year period.  During 2009, we raised $77.1 million of gross equity in three Tax Credit Funds ($3.8 million in one Tax Credit Fund for the quarter), as compared to $150.5 million of gross equity raised in seven Tax Credit Funds in the comparable 2008 period ($28.6 million in two Tax Credit Funds for the quarter).

•
Beginning in the fourth quarter of 2008, the Affordable Housing group performs its own asset management services and thus fees, which averaged $2.7 million per quarter during 2008, are no longer paid to our Portfolio Management group for these services.

•
Certain bonds included in the December 2007 Freddie Mac re-securitization transaction were not considered “sold” for accounting purposes and we carry debt associated with those bonds (see Notes 6 and 13 to the condensed consolidated financial statements). Throughout 2008, the guarantees precluding sale treatment of 27 bonds (with an aggregate par amount of $273.5 million) expired, and we recognized the bonds as sold.  During the nine months ended September 30, 2009, we re-recognized 37 mortgage revenue bonds included in the 2007 re-securitization that had defaulted and/or had been placed in special servicing (two in the third quarter).  As our role as servicer of the bonds allows us to repurchase those bonds (although we do not intend to) we re-recognized the bonds as assets (with an aggregate fair value amount of $244.5 million).  As the level of bonds and securitization debt changes, the amounts of mortgage revenue bond interest income, other interest income and interest expense in this group will fluctuate.

•
We recognized $4.8 million of other income in the first half of 2008 related to the bonds recognized as sold during 2008 as described above.  The 2008 year to date period also includes $7.6 million of incremental losses, the majority of which were recorded in the first quarter, associated with the re-securitization transaction.

Revenues

A description of the revenue streams for our Affordable Housing operations can be found in our 2008 Form 10-K.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change
Interest income:
Mortgage revenue bond interest income	$10,929	$10,092	8.3%	$27,120	$35,069	(22.7)%
Other interest income	7,822	12,136	(35.5)	30,560	35,210	(13.2)
Fee income:
Fund sponsorship	9,128	17,682	(48.4)	28,681	51,098	(43.9)
Mortgage origination fees	296	366	(19.1)	662	764	(13.4)
Mortgage servicing fees	219	218	0.5	745	513	45.2
Other:
Gain on sale of mortgage loans	702	643	9.2	1,527	1,728	(11.6)
Expense reimbursements	713	1,093	(34.8)	2,258	2,962	(23.8)
Miscellaneous	262	372	(29.6)	864	1,615	(46.5)
Total revenues	$30,071	$42,602	(29.4)%	$92,417	$128,959	(28.3)%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Interest Income

Mortgage Revenue Bond Interest Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change
Mortgage revenue bonds repaid or sold(1)	$1,405	$219	541.5%	$4,054	$25,369	(84.0)%
Average balance (fair value)	726,779	604,202	20.3	601,511	721,899	(16.7)
Weighted average yield	5.52%	5.75%		5.72%	6.19%
(1) Includes only assets held for our own account and excludes bonds included in the 2007 re-securitization transaction that were not reflected as sold.

Interest income earned from mortgage revenue bonds for the nine month period declined due to the smaller average balance of bonds on the balance sheet period over period, due to either sale of the investments or sale recognition in connection with the re-securitization. As we have re-recognized numerous bonds over the course of 2009, income in this category in the third quarter of 2009 exceeded that for the 2008 period and will likely continue to increase until the bonds cure defaults and exit special servicing.

Other Interest Income

Other interest income includes the interest earned on retained interests from the 2007 re-securitization transaction (specifically the Series A-1 and Series B Freddie Mac Certificates) and interest on the stabilization escrow account established at the time of the re-securitization.  The decrease in revenue in both periods in 2009 is primarily the result of lower interest income on the stabilization escrow due to a lower balance in the 2009 periods as compared to the 2008 periods (due to escrow releases). The decrease was partially offset by an increase in interest earned from the retained certificates following the sale of the associated bonds (as described above) through 2008. Other interest income in this segment should continue to decrease due to the additional bonds re-recognized during the third quarter of 2009, as cash flows from the Series B Certificates are expected to decrease, and due to the July 2009 sale of certain Series A-1 Freddie Mac certificates.  Additionally, should we utilize the stabilization escrow to restructure property level debt, the income from that account will cease.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change
Fees based on equity invested
Property acquisition fees	$--	$1,899	(100.0)%	$847	$11,546	(92.7)%
Organization, offering and acquisition allowance fees	81	1,012	(92.0)	622	5,709	(89.1)
Fees based on management of sponsored funds
Partnership management fees	2,830	2,831	(0.0)	8,281	8,336	(0.7)
Asset management fees	5,338	9,455	(43.5)	15,188	20,642	(26.4)
Other fee income	879	2,485	(64.6)	3,743	4,865	(23.1)
Total fund sponsorship fee income	$9,128	$17,682	(48.4)	$28,681	$51,098	(43.9)
Assets under management – Tax Credit Funds (balance at September 30)	$9,263,833	$9,844,968	(5.9)%
Equity raised by Tax Credit funds	$3,790	$28,594	(86.7)%	$77,129	$150,539	(48.8)%
Equity invested by Tax Credit funds(1)	$3,790	$73,866	(94.9)%	$77,129	$455,239	(83.1)%
(1) Excludes warehoused properties that have not yet closed into an investment fund.

Fees Based on Equity Invested

While we may acquire properties on an ongoing basis throughout the year, we do not recognize property acquisition fees until we place the property into a sponsored fund.  Therefore, a change in timing of a fund closure may impact the level of revenues we recognize in a given period.  Additionally, the type of funds originated (whether for a single investor, multiple investors or one with specified rates of return) can affect the level of revenues as the fee rate for each varies.  In addressing the impact of the current business environment on the operations of this group, we are currently only acquiring properties for which we have a specific “take-out” by way of sale to a fund and are determining fee structures for each fund on a specific basis.  The fees recognized in the 2009 periods reflect these situational business changes while the period ended 2008 results reflect the carryover of fund activity conducted in late 2007.

Fees Based on Management of Sponsored Funds

We collect partnership management fees at the time a fund closes and recognize them over the first five years of the fund’s life.  Due to the expiration of the five-year service period for certain funds (and the absence of new funds), these fees began to stabilize during the fourth quarter of 2008 and will decrease throughout the remainder of 2009 and future years in the absence of new funds.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Mortgage Originations

Affordable multi-family mortgage originations for the three and nine months ended September 30, 2009 and 2008 are broken down as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008	% Change	2009		2008	% Change
Total mortgage origination activity(1)	$36,520		$22,220	64.4%	$62,133		$88,685	(29.9)%
Mortgages originated in prior periods and sold during the period	3,983		17,700		12,718		8,062
Less: mortgages originated but not yet sold(2)	(6,750)		--		(6,750)		--
Total mortgage origination activity recognized for GAAP and for which revenue is recognized	$33,753		$39,920	(15.4)%	$68,101		$96,747	(29.6)%
		% of Total		% of Total		% of Total		% of Total
Fannie Mae	$--	--%	$26,660	66.8%	$22,748	33.4%	$28,070	29.0%
Freddie Mac	33,753	100.0	13,260	33.2	45,353	66.6	68,677	71.0
	$33,753	100.0%	$39,920	100.0%	$68,101	100.0%	$96,747	100.0%
(1) Includes all mortgages funded during the period. (2) Included in Other Investments – mortgage loans held for sale.

Affordable multi-family mortgage originations decreased period over period as a result of continued stagnation in credit markets.  With respect to mortgage originations, we earn both origination fees (included in fee income) and cash gains on sale of the mortgages (see Other Revenues below).  In combination, the fees and gains decreased by approximately 1% in the third quarter of 2009 as compared to the prior year quarter.  For the first nine months of 2009, the decrease was $0.3 million, or 12.2%, as compared to the same period in 2008.  These combined “up-front fees” increased in 2009 as the disruption in the credit markets has presented opportunities as lenders have exited the marketplace, and served to partially offset the decrease in origination volume.  We expect that the earnings will moderate as more real estate lenders return to normalized business operations.

Mortgage Servicing

(dollars in thousands)	2009	2008	% Change

Primary servicing portfolio at September 30	$364,421	$306,405	18.9%
Carrying value of MSRs	$4,478	$3,148	42.2%

Mortgage servicing fees increased in the 2009 year-to-date period due to an increase in the servicing portfolio period over period.

Other Revenues

Expense reimbursements and miscellaneous revenues fluctuate with the growth of the number of funds we manage and their cash flows.  The decreases in the 2009 periods versus the comparable 2008 periods are primarily due to lower cash flows of these entities as compared to the prior period.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change
General and administrative	$84,652	$10,034	743.7%	$102,929	$37,505	174.4%
Interest expense:
Borrowings and financings	12,589	10,009	25.8	32,915	34,256	(3.9)
Derivatives – non-cash impact	2,113	(3,118)	167.8	(8,882)	(10,181)	12.8
Preferred shares of subsidiary	2,319	4,724	(50.9)	11,768	14,173	(17.0)
Depreciation and amortization	1,419	1,248	13.7	6,874	2,013	241.5
Loss on impairment of assets	72,885	298	N/M	81,745	19,412	321.1
Total expenses	$175,977	$23,195	658.7%	$227,349	$97,178	134.0%
Average borrowing rate	5.97%	6.14%		5.81%	6.12%
Average SIFMA rate	0.35%	2.48%		0.46%	2.31%
N/M – Not meaningful.

General and Administrative

In the third quarter of 2009, we recorded a $74.0 million loss reserve for potential exposure related to the planned restructuring of mortgage revenue bonds included in the 2007 re-securitization transaction (a portion of the total reserve was also recorded by the Credit Risk Products group).  For a detailed discussion, see Note 26 to the condensed consolidated financial statements.  Additionally, there was an increase of $5.7 million in 2009 ($3.5 million for the third quarter) in reserves against advances made to our sponsored funds as the amounts many not be collectable.  Excluding the loss reserves, the decrease in general and administrative expenses of $14.7 million for the year-to-date period ($2.8 million for the third quarter) is primarily attributable to:

•
$8.0 million decrease in 2009 ($2.7 million for the third quarter) in asset management and loan servicing fees year over year.  Beginning in the fourth quarter of 2008, the Affordable Housing group performs its own asset management services and thus no further fees will be paid to our Portfolio Management group for these services;

•
$1.2 million reduction in 2009 of salaries and benefits expense due largely to company-wide staff reductions.  Salaries and benefits have increased $0.6 million compared to the prior year’s quarter, primarily due to the result of the Affordable Housing Group performing its own asset management services beginning in December 2008; and

•	$3.5 million decrease in 2009 ($0.7 million for the third quarter) in tax credit acquisition costs due to the lower volume of fund closings.

Interest Expense

The primary drivers of interest expense for the 2009 periods were:

•
A $5.2 million increase in non-cash interest expense on derivatives year-to-date ($1.3 million increase for the third quarter).  We experienced unfavorable changes in the fair value of our free-standing derivatives of $5.7 million ($9.6 for the third quarter).  Partially offsetting this increase was the termination of two developer swaps during the third quarter.  As no cash was paid or received for these terminations, our recorded liability of $4.4 million at termination was relieved, resulting in a reduction to interest expense for the same amount.  As of September 30, 2009, we are party to 23 interest rate swap agreements with the developers of properties underlying certain mortgage revenue bonds we previously owned.  Where able, we plan to continue the process of terminating these developer swaps.  As the swaps are all out-of-the-money, we would record additional gains upon termination.

•
Cash interest expense on the above swaps, for which we are a variable interest receiver, increased $1.8 million ($0.4 million for the third quarter), primarily the results of variable interest rates declining over the period.

•
While interest on secured financing is relatively flat for the year-to-date period, it is up $3.6 million for the quarter.  As the associated debt relates to re-securitized bonds that are not recognized as sold, we expect that interest expense from the Freddie Mac secured financing will increase throughout the remainder of 2009 due to additional bonds recognized during the second quarter of 2009.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•
Interest expense on preferred shares of subsidiary is down for both periods as a result of the sale of certain Series A-1 Freddie Mac Certificates in July 2009 and the redemption of the related preferred shares.  We experienced a comparable decrease in revenues related to the Series A-1 Freddie Mac Certificates.

Depreciation and Amortization

The increase in the 2009 periods was due to the change in the amortization life (effective January 1, 2009) of deferred financing costs related to our plan to redeem preferred shares in this segment, which was carried out in July 2009 as noted above and which we expect to continue as mandatory tender dates of the shares are reached.

Loss on Impairment of Assets

The table below provides the components of loss on impairment of assets for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Available-for-sale investments:
Series B Freddie Mac certificates	$30,473	$298	$39,022	$7,966
Stabilization escrow	41,965	--	41,965	--
Mortgage revenue bonds	447	--	447	10,928
Other	--	--	311	518
	$72,885	$298	$81,745	$19,412

Impairments in the 2009 periods resulted from the declining performance of properties that underlie the mortgage revenue bonds we re-securitized in 2007.  For detailed discussion, see Notes 20 and 26 to the condensed consolidated financial statements.

Of the amount recorded for impairment of mortgage revenue bonds in 2008, $7.2 million represented an expected loss on the planned sale of two bonds, both of which we sold later in the year.  The remaining $3.7 million related to one bond whose impairment resulted from substandard performance at the underlying property.

Other (Loss) Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change
Equity and other (loss) income	$(1,839)	$(157)	N/M	$(9,048)	$(151)	N/M
Gain (loss) from repayment or sales of investments, net	6	(2,286)	100.3%	583	(5,318)	111.0%
Total other loss	$(1,833)	$(2,443)	25.0	$(8,465)	$(5,469)	(54.8)
N/M – Not meaningful.

Equity and Other (Loss) Income

During the nine months ended September 30, 2009, we recorded charges of $9.0 million ($1.7 million in the third quarter) to write down the value of our equity interest in three tax credit property partnerships.  While we normally sell the equity interests into sponsored funds at our cost basis, we do not expect to recover the costs of these investments.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Gain (Loss) from Repayment or Sales of Investments, Net

We recognized $4.8 million of other income in the first half of 2008 related to 24 mortgage revenue bonds re-securitized with Freddie Mac in December 2007, but for which continuing involvement had precluded sale treatment.  Due to the lapsing of this involvement, these bonds received sale treatment for accounting purposes.  The 2008 year to date period also includes $7.6 million of incremental losses, the majority of which were recorded in the first quarter, associated with the re-securitization transaction.

The above items are discussed under “Other Income (Loss)” in SECTION 2 – CONSOLIDATED RESULTS OF OPERATIONS.

Profitability

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change
Income before other allocations	$(147,740)	$16,964	(970.9)%	$(143,397)	$26,312	(645.0)%
Net income (loss)	(149,297)	15,539	N/M	(148,066)	21,643	(784.1)
N/M – Not meaningful.

The change in income before other allocations reflects the revenues and expense changes discussed above.  Incremental costs incorporated in net income include the impact of taxes and allocations to the preferred shares of subsidiaries.

Commercial Real Estate

The following factors impact comparability when evaluating the results of the Commercial Real Estate group:

•
Our CMBS and CDO debt and equity investments, whether held by our funds or for our own account, have experienced a significant decline in fair value.  Actual and expected credit losses have been increasing sharply in the underlying assets, leading to significant impairments.  The credit losses magnify the impact of market dislocation and a market disfavor for structured finance instruments (see Fair Value Disclosures discussion in SECTION 4 – LIQUIDITY AND CAPITAL RESOURCES beginning on page 97).  For the nine months ended September 30, 2009, our proportionate share of impairment charges recognized by the CMBS Fund Partnerships and the High-Yield Debt Fund Partnership was $82.7 million (as compared to $7.1 million in the corresponding period in 2008).  Our share of the losses was $59.9 million in the third quarter of 2009 as compared to $4.4 million in the third quarter of 2008.

•
AMAC (a publicly traded REIT that we manage) is developing a plan of liquidation.  As a result, revenue streams that we earned in 2008 (interest income on a loan, asset management fees, expense reimbursements) ceased in the third quarter of 2008.  In addition, we recorded a portion of AMAC’s GAAP losses in the first three quarters of 2008 due to our co-investment and recorded charges to write down those investments when it adopted its liquidation plan.  A further charge was recorded in the third quarter of 2009 as AMAC has not yet liquidated and the value of assets that we may recover has declined.

•
While we continue to originate mortgage loans for Fannie Mae and Freddie Mac, origination levels are declining due to tightening underwriting standards and the inability for many borrowers to refinance existing loans, although our earnings rate on originations has increased.

•
As part of an agreement with Nomura, in 2008 we began to act as collateral manager for two commercial real estate CDOs previously managed by Nomura and are managing a portfolio of assets that Nomura holds for its own account.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Revenues

A description of the revenue streams for our Commercial Real Estate operations can be found in our 2008 Form 10-K.  The following table does not include the earnings from managing CMBS and High-Yield Debt funds, which we receive in the form of equity allocations (see Other (Loss) Income – Equity and Other (Loss) Income below).

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change
Interest income	$5,127	$7,139	(28.2)%	$16,349	$18,512	(11.7)%
Fee income:
Mortgage origination fees	470	1,019	(53.9)	1,988	3,424	(41.9)
Mortgage servicing fees	4,854	4,903	(1.0)	14,271	14,297	(0.2)
Other fees:
CDO collateral management	1,822	2,368	(23.1)	5,653	3,766	50.1
Other fees	617	1,952	(68.4)	4,152	4,482	(7.4)
Other:
Gain on sale of mortgage loans	2,386	2,421	(1.4)	9,523	7,074	34.6
Prepayment penalties	62	132	(53.0)	453	1,116	(59.4)
Other revenues	52	78	(33.3)	297	1,266	(76.5)
Total revenues	$15,390	$20,012	(23.1)%	$52,686	$53,937	(2.3)%

Interest Income

The decrease in interest income for both periods is primarily attributable to the following:

•
$3.5 million of income in 2008 ($1.1 million for the third quarter) from our loan to AMAC with none recognized in 2009.  Due to the pending liquidation of AMAC, we stopped receiving interest payments in the third quarter of 2008 and do not anticipate future interest income from this loan;

•
$1.1 million decrease ($0.2 million for the third quarter) in interest income earned on warehoused loans due to a lower level of loans outstanding on the warehouse line during the 2009 periods as compared to the 2008 periods; and

•	$0.8 million decrease ($0.2 million for the third quarter) in interest income earned on escrowed cash balances as compared to the 2008 period.

Partially offsetting these decreases was a $3.3 million increase year-to-date ($1.0 million for the third quarter) due to interest earned on CMBS and retained CMBS investments from periodic accretion differences in accordance with GAAP and both 2009 periods benefited from intercompany interest income on cash balances.

Mortgage Originations

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Conventional multi-family mortgage originations for the three and nine months ended September 30, are broken down as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	% Change		2009	2008	% Change
Total mortgage origination activity(1)	$143,865	$253,977	(43.4)%		$413,145	$707,041	(41.6)%
Mortgages originated in prior periods and sold during the period	15,435	22,176			34,507	83,642
Less: mortgages originated but not yet sold(2)	(88,548)	(46,704)			(88,548)	(50,554)
Total mortgage origination activity recognized for GAAP and for which revenue is recognized	$70,752	$229,449	(69.2)%		$359,104	$740,129	(51.5)%

		% of Total		% of Total		% of Total		% of Total
Fannie Mae	$70,752	100.0%	$188,969	82.4%	$334,554	93.2%	$539,147	72.8%
Freddie Mac	--	--	40,480	17.6	24,550	6.8	189,982	25.7
Conduit and other	--	--	--	--	--	--	11,000	1.5
	$70,752	100.0%	$229,449	100.0%	$359,104	100.0%	$740,129	100.0%

(1) Includes all mortgages funded during the period. (2) Included in Other Investments – mortgage loans held for sale.

With respect to mortgage originations, we earn both origination fees (included in fee income) and cash gains on sale of the mortgages (see Other Revenues below).  In combination, the fees and gains decreased by $0.6 million, or 17% in the third quarter of 2009 as compared to the prior year quarter.  For the first nine months of 2009, the fees and gains increased $1.0 million, or 9.6%, as compared to the same period in 2008.  These combined “up-front fees” increased in 2009 as the disruption in the credit markets has presented opportunities as lenders have exited the marketplace.  The increase in these “up-front fees” has served to fully offset the decrease in origination volume on a year to date basis, and partially offset the decrease in origination volume for the quarter.  We expect that the earnings will moderate as more real estate lenders return to normalized business operations.

Mortgage Servicing

	As of September 30,
(dollars in thousands)	2009	2008	% Change
Primary servicing mortgage portfolio	$8,491,538	$8,493,657	--
Carrying value of MSRs	$55,797	$57,889	(3.6)%

Mortgage servicing fees were flat for both the year-to-date period and the quarter, consistent with the portfolios.

Other Fees

CDO collateral management represents fees earned in connection with the CDO collateral management agreement we entered into during the second quarter of 2008.  The increase in the 2009 year-to-date period is due to the full period of revenue in the current year as compared to partial periods in 2008.

Other fee income includes incentive fees we received from the disposition of certain investments in a third-party commercial loan portfolio we began managing in 2008.  We have recognized $2.1 million of these incentive fees in the 2009 year-to-date period compared to $0.9 million (all in the third quarter) in 2008.  No incentive fees were recorded in the third quarter of 2009.  Partially offsetting the year-to-date increase is the absence of management fees earned from AMAC ($0.4 million, all recorded in the second quarter of 2008).  Contributing to declines in both periods are reductions in special servicing fees, for which $1.0 million were recorded in 2008 ($0.3 million for the third quarter), and for which there are $0.3 million recorded in 2009 (none for third quarter).

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

Partially offsetting the above revenue on a year-to-date basis (no impact to quarter) is a $0.8 million reduction in expense reimbursement related to AMAC as a result of its pending liquidation (no reimbursements in the current periods as compared to $0.8 million in the comparable 2008 year-to-date period).

Provided below is the detail of Commercial Real Estate assets under management (for which we earn fees):

	September 30,
(dollars in thousands)	2009	2008	% Change
CMBS funds(1)	$1,475,397	$1,475,397	--%
High-yield debt fund(1)	535,665	535,665	--
Joint venture equity funds(1)	181,097	221,641	(18.3)
CDO collateral management(2)	1,838,116	1,435,920	28.0
Third-Party commercial loan portfolio	141,580	723,970	(80.4)
Total	$4,171,855	$4,392,593	(5.0)%

(1)   Figures represent committed and invested equity of the managed entities.
(2)   September 30, 2009 includes $402.6 million of assets we manage for AMAC for which we did not earn fees at September 30, 2008.

Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change
General and administrative	$8,872	$13,318	(33.4)%	$32,686	$33,268	(1.7)%
Interest expense:
Borrowings and financings	495	1,646	(69.9)	2,033	4,768	(57.4)
Derivatives – non-cash impact	--	6,513	(100.0)	--	7,647	(100.0)
Depreciation and amortization	2,845	3,393	(16.2)	8,739	9,513	(8.1)
Loss on impairment of assets, net	45,994	105	N/M	52,586	1,182	N/M
Total expenses	$58,206	$24,975	133.1%	$96,044	$56,378	70.4%
N/M – Not meaningful.

General and Administrative

General and administrative expense decreased in both the 2009 periods due primarily to net lower staff related costs and professional service fees resulting from general Company-wide staff and cost reduction efforts.  Partially offsetting the year-to-date decreases was a $5.4 million charge in 2009 (all in the second quarter) for expected losses under our mortgage loss sharing agreement with Fannie Mae (see Note 26 to the condensed consolidated financial statements) as compared to $1.3 million (all in the second quarter) in the 2008 period.  Also partially offsetting the year-to-date decreases was the reversal in 2008 of $4.0 million in previously accrued compensation expense related to the performance of our managed funds.  There were no comparable expense offsets in the 2009 periods.

Interest Expense

The interest expense variance in both periods is primarily due to the non-cash derivative impact to expense in 2008 representing primarily the change in the fair value of derivatives. The 2008 year-to-date period includes $7.6 million of non-cash loss ($6.5 million for the third quarter) related to these derivatives.  There was no corresponding amount in 2009, as these swaps were terminated at the end of 2008.  See Note 23 to the condensed consolidated financial statements.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Both periods in 2009 also reflect a decrease in interest expense due to lower rates incurred to warehouse mortgage loans prior to sale and reduced borrowings related to lower origination volume.

Loss on Impairment of Assets

During 2009, we recognized a $46.6 million other-than-temporary impairment ($40.0 million in the third quarter) related to CMBS investments and retained CMBS certificates we hold in this group for our own account.  The impairment was due to expected increases in credit defaults in the associated CMBS trust.  During 2008, we recognized a $1.2 million other-than-temporary impairment (none in the third quarter) related to retained CMBS certificates.  The impairment was due to actual and anticipated losses related to the underlying assets (see Note 20 to the condensed consolidated financial statements).

Other (loss) income

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change
Equity and other (loss) income
AMAC	$(5,000)	$(75,775)	93.4%	$(5,000)	$(78,057)	93.6%
Consolidated Partnerships – co-investment	(59,599)	(4,939)	N/M	(81,292)	(4,168)	N/M
Consolidated Partnerships – management and incentive allocations	4,657	6,112	(23.8)	14,148	17,137	(17.4)
Impairment of loans to Consolidated Partnership	(962)	--	(100.0)	(26,271)	--	(100.0)
Other	(126)	1,807	(107.0)	(418)	1,602	(126.1)
Total other (loss) income	$(61,030)	$(72,795)	16.2%	$(98,833)	$(63,486)	(55.7)%
N/M – Not meaningful.

Equity and Other (Loss) Income

As discussed in SECTION 2 – CONSOLIDATED RESULTS OF OPERATIONS, in the third quarter of 2008, we recorded a charge to write off or write down our investments in and loans to AMAC to the level we believe to be recoverable.  We recorded an incremental charge of $5.0 million in the third quarter of 2009.

Also included is equity income from the CMBS Fund Partnerships and the High-Yield Debt Fund Partnership for which we act as general partner and own a portion of the funds at varying ownership percentages, generally 5%.  While the funds remain cash-flow-positive, their GAAP net income includes charges for other-than-temporary impairment of investments they hold.  Asset impairment charges recognized by the CMBS Fund Partnerships and the High-Yield Debt Fund Partnership in 2009 were $1.75 billion ($1.3 billion for the third quarter); our proportionate share was $82.7 million ($59.9 million for the third quarter).  Asset impairment charges recognized by the funds in 2008 were $109.1 million ($83.5 million for the third quarter); our proportionate share was $7.1 million ($4.4 million for the third quarter).

We also earn income allocations from managing the funds as well as incentive allocations if the investment return in the fund exceeds specified hurdles.  These allocations declined in the 2009 periods due to the ongoing disruption in commercial real estate which has reduced the cash income of the funds.  As the impairment charges discussed above reflect the expectation of future credit losses, they do not impact the equity allocations we currently receive to manage the funds.  As actual credit losses are incurred, however, the equity allocations for fund management could be deferred or reduced and we may not earn promote income in the future.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Profitability

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change
(Loss) before other allocations	$(103,845)	$(77,758)	(33.5)%	$(142,191)	$(65,927)	(115.7)%
Net (loss)	(103,933)	(77,837)	(33.5)	(142,241)	(65,830)	(116.1)

The change in loss (income) before other allocations and net loss reflects the revenues and expense changes discussed above.

Portfolio Management

The following factors impact comparability when evaluating the results of the Portfolio Management group:

•
Our primary loan servicing portfolio decreased to $21.3 billion, as compared to $22.8 billion at September 30, 2008, due principally to declining pre-securitization servicing.  Meanwhile, our 2009 special servicing portfolio increased to $6.2 billion, as compared to $1.5 billion at September 30, 2008.  Both portfolios have been affected by the disruption in credit markets.

•
Beginning in the fourth quarter of 2008, the Affordable Housing group performs its own asset management services and thus no longer pays fees, which averaged $2.7 million per quarter in 2008, to the Portfolio Management group for such services.

Revenues

A description of the revenue streams for our Portfolio Management operations can be found in our 2008 Form 10-K.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change
Interest income	$74	$1,660	(95.5)%	$557	$5,675	(90.2)%
Fee income:
Asset management:
Primary servicing	2,301	2,453	(6.2)	6,932	7,513	(7.7)
Special servicing	3,854	344	N/M	7,944	822	866.4
Inter-segment	1,448	4,172	(65.3)	4,390	12,470	(64.8)
Other fee income	2,446	1,512	61.8	6,896	5,864	17.6
Other	681	332	105.1	857	875	(2.1)
Total revenues	$10,804	$10,473	3.2%	$27,576	$33,219	(17.0)%
N/M – not meaningful.

	At September 30,
(dollars in thousands)	2009	2008	% Change
Primary Servicing Portfolio(1)	$21,308,506	$22,822,942	(6.6)%
Special Servicing Portfolio	$6,241,088	$1,544,008	304.2
Carrying value of MSRs	$663	$4,013	(83.5)
(1) Includes sub-servicing of the Commercial Real Estate and Affordable Housing servicing portfolios.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Interest Income

Interest income in this segment is a function of the size of the servicing portfolio (and therefore the size of escrow accounts managed) and the rate that can be earned on those funds.  As securitization volume has declined substantially since the third quarter of 2007 throughout the credit markets, our servicing portfolio has decreased in both periods as a result of the lower pre-securitization component of the portfolio.  In addition, interest income decreased due to lower rates earned on the servicing escrow cash balances resulting from significant market rate declines.

Fee Income

Asset Management/Servicing

Primary servicing fees are down for the year-to-date period, commensurate with the declines in the Primary Servicing Portfolio.  Special Servicing fees are up $7.1 million for the year ($3.5 million for the quarter) as our Special Servicing Portfolio has shown significant growth amid CMBS loan delinquencies and defaults.  Inter-segment asset management fees are down for both periods as a result of the aforementioned transfer of Affordable Housing asset management into that group, a decrease of $2.7 million per quarter previously earned by this segment (see Affordable Housing discussion earlier in this section).

Other Fee Income

The increase in other fee income in both periods is primarily attributable to an increase in extension fees and liquidation revenues on loans in Special Servicing.

Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change
General and administrative expenses	$5,202	$7,613	(31.7)%	$15,294	$22,900	(33.2)%
Interest expense	--	214	(100.0)	--	343	(100.0)
Depreciation and amortization	521	1,065	(51.1)	2,442	3,300	(26.0)
Total expenses	$5,723	$8,892	(35.6)%	$17,736	$26,543	(33.2)%

General and Administrative

General and administrative expenses declined due to lower expenses associated with asset management services related to our Affordable Housing group which is now performed within that group as discussed above.  These declines were partially offset by growth related to our special servicing business.

Depreciation and Amortization

Depreciation and amortization expenses decreased in the year-to date period as a result of lower amortization of mortgage servicing rights.  The majority of the mortgage servicing rights in this segment was recorded upon acquisition of this business in 2006 and certain of those assets were fully amortized during the first quarter of 2008.  Most of the remaining balance was fully amortized during the third quarter of 2009.  Remaining depreciation relates to corporate allocations and will increase if staffing levels in this group are increased.

Profitability

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change
Income before other allocations	$5,081	$1,581	221.4%	$9,840	$6,676	47.4%
Net income	5,081	1,581	221.4	9,840	6,676	47.4

The change in income before other allocations and net income reflects the revenues and expense changes discussed above.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Credit Risk Products

The following factors impact comparability when evaluating the results of the Credit Risk Products group:

•
This group recognized a $16.0 million loss reserve in the third quarter of 2009 related to a planned restructuring of Affordable Housing mortgage revenue bonds included in the 2007 re-securitization transaction.  The planned restructuring may impact credit intermediation transactions Centerline Financial has entered into, as more fully described in Note 26 to the condensed consolidated financial statements.

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

Revenues

A description of the revenue streams for our Credit Risk Products operations can be found in our 2008 Form 10-K.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change

Interest income	$21	$883	(97.6)%	$172	$2,750	(93.7)%
Credit intermediation fees	907	1,176	(22.9)	3,840	3,541	8.4
Other revenues	4	153	(97.4)	11	466	(97.6)
Total revenues	$932	$2,212	(57.9)%	$4,023	$6,757	(40.5)%

Interest Income

Interest income on capital balances maintained at Centerline Financial decreased $1.3 million ($0.5 million for the third quarter) due to declines in interest rates period over period and declining cash balances as its capital requirements decline.  In addition, the 2008 year-to-date period includes interest income of $1.3 million ($0.4 million for the third quarter) from investments in syndicated corporate debt, the majority of which we sold prior to December 31, 2008.

Credit Intermediation Fees

In April 2009, the Affordable Housing group purchased the limited partnership interest in one of the credit intermediated funds that it had sponsored (see Note 17 to the condensed consolidated financial statements).  As a result, Centerline Financial was released of its obligation under the associated credit intermediation agreement resulting in the recognition of $1.0 million of previously deferred fees.  Partially offsetting the increase in both periods was a decrease due to the absence of revenue earned in the 2009 periods for two agreements that were terminated in November 2008.  As we are not currently entering into any new such agreements, we expect that this fee stream will continue to decline.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change

General and administrative expenses	$15,728	$1,342	N/M	$18,297	$8,303	120.4%
Interest expense:
Borrowings, including net cash impact of derivatives	(32)	533	(106.0)%	(89)	1,377	(106.5)
Derivatives – non-cash impact	(296)	28	N/M	525	63	733.3
Depreciation and amortization	9	232	(96.1)	37	311	(88.1)
Impairment of assets	--	211	(100.0)	14	1,479	(99.1)
Total expenses	$15,409	$2,346	556.8%	$18,784	$11,533	62.9%
N/M – Not meaningful.

General and Administrative

In the third quarter of 2009, we recorded a loss reserve of $16.0 million for potential exposure related to the planned restructuring of mortgage revenue bonds included in the 2007 re-securitization transaction (a portion of the total reserve was also recorded by the Affordable Housing group).  For a detailed discussion, see Note 26 to the condensed consolidated financial statements.  Excluding the loss reserve, general and administrative expenses decreased $6.0 million in 2009 ($1.6 million for the third quarter) primarily due to:

•
$2.2 million reduction in 2009 ($0.9 million for the third quarter) in professional fees paid to Natixis for advisory services.  One of these agreements was terminated in October 2008.  Under another agreement (approximately $0.4 million in expense per quarter), we reached the maximum fee level under the agreement in May 2009 and as such will incur no more expenses under the agreement.

•
$1.0 million reduction in 2009 ($0.3 million for the third quarter) in consulting and legal costs due to no new business activity in the period ended 2009 or planned business activity in the near future.

•
$1.6 million net reduction in 2009 ($0.1 million for the third quarter) in salaries and benefits expense (due to reduction in personnel) partially offset by severance costs incurred in the first quarter of 2009 due to the departure of an executive officer in this group.

•	Lower headcount in this segment, which also resulted in lower administrative allocations ($0.6 million year-to-date, including a $0.2 million reduction in the third quarter).

•	$0.2 million reduction in income tax expense relating to a state tax refund.

Interest Expense

Interest expense on borrowings decreased as the 2008 periods included costs incurred in connection with the syndicated corporate debt warehouse line which was terminated in November 2008.  In addition, 2009 includes net cash receipts from an interest rate swap.  Change in fair value of derivatives in all periods relates to one interest rate swap with a third-party.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Other (Loss) Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change

Loss on sale of assets	$--	$(208)	100.0%	$--	$(735)	100.0%

In 2008, we sold syndicated corporate debt investments at a loss, and for which we had previously recorded impairment losses as described above.

Profitability

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change
(Loss) before other allocations	$(14,477)	$(342)	N/M	$(14,761)	$(5,511)	(167.8)%
Net (loss)	(13,030)	(368)	N/M	(13,347)	(5,331)	(150.4)
N/M – Not meaningful.

The change in loss before other allocations reflects the revenues and expense changes discussed above.  Net loss includes the non-controlling interest allocation to Natixis.

Corporate

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change

General and administrative	$10,445	$16,862	(38.1)%	$64,226	$48,997	31.1%
Interest expense:
Borrowings and financings	6,551	8,834	(25.8)	22,835	23,955	(4.7)
Derivatives – non-cash impact	(953)	1,245	(176.5)	(3,840)	1,245	(408.4)
Depreciation and amortization	3,606	5,065	(28.8)	13,785	19,213	(28.3)
Write-off of goodwill and intangible assets	100,000	118,069	(15.3)	100,000	118,069	(15.3)
Total expenses	$119,649	$150,075	(20.3)%	$197,006	$211,479	(6.8)%

Expenses in our Corporate Group include central business functions such as executive, finance and legal as well as costs related to general corporate debt.

General and Administrative

General and administrative expenses increased in the year-to-date period due to the $29.5 million lease termination restructuring charge (see Note 14 to the condensed consolidated financial statements).  Excluding that charge, this category decreased by $14.2 million in 2009 ($6.4 million for the third quarter) which primarily relates to:

•	$7.6 million decrease in 2009 ($2.9 million for the third quarter) in salaries and benefits expense due to reduction in personnel;

•	$3.5 million decrease in 2009 ($0.3 million for the third quarter) in bonus expense due to reduction in personnel and a reduction in profits; and

•
$3.2 million decrease in 2009 ($1.1 million for the third quarter) in professional service fees, primarily lower auditing and accounting fees as a result of lower volume of business and greater efficiencies.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•
$3.4 million decrease in third quarter rent expense ($0.2 million for the year-to-date period), primarily the result of rent accrued in 2008 in connection with office space we no longer use in operations.

Interest Expense

The decrease in interest expense in the year-to-date period was primarily attributable to a net reduction of $2.3 million in 2009 ($2.6 million for the quarter) representing the impact of our Term Loan and Revolving Credit Facility swap agreement, which we terminated in June 2009.  This amount is comprised of the change in fair value prior to the termination, amortization of unrealized losses prior to the termination (due to the declining balance of the facility below the swap notional amount) and the loss on termination.  Prior to the fourth quarter of 2008, we applied hedge accounting to the swap and changes in fair value were included in other comprehensive income.  After we ceased hedge accounting, the swap was treated as a free-standing derivative and changes in fair value were recorded in interest expense.

Balances on the Term Loan and Revolving Credit Facility have continued to decline throughout the period, resulting in a decrease to interest expense of $3.0 million ($0.7 million for the quarter), more than offsetting the increase in the borrowing rate (due both to an increase in rates incurred pursuant to the December 2008 amended terms and the impact of our swap agreement related to these borrowings), see further discussion under “Interest Expense” in SECTION 2 – CONSOLIDATED RESULTS OF OPERATIONS.

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

Write-off of goodwill and intangible assets

As more fully described in Note 9 to the condensed consolidated financial statements, we test goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.  At September 30, 2009, there was an indication of impairment primarily caused by the continued increase in actual and projected defaults in the structured finance vehicles in which we and some of our funds invest.  As a result of our testing, we recognized an estimated $100.0 million goodwill impairment in our Corporate Group.  In the third quarter of 2008, we recognized an estimated $60.0 goodwill impairment in our Corporate Group, and a $58.1 million impairment of intangible assets, primarily related to a reduction in transactional relationships associated with Freddie Mac and Fannie Mae as a result of their conservatorship.

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

A summary of the impact the Consolidated Partnerships have on our Condensed Consolidated Statements of Operations is as follows:

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended September 30,
	2009			2008
(in thousands)	Tax Credit Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total	Tax Credit Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total
Revenues	$20,007	$56,073	$76,080	$21,586	$64,278	$85,864
Interest expense	(2,980)	(33,065)	(36,045)	(3,661)	(26,315)	(29,976)
Loss on impairment of assets (net)	--	(1,268,305)	(1,268,305)	--	(83,458)	(83,458)
Other expenses	(35,829)	(7,667)	(43,496)	(30,171)	(1,527)	(31,698)
Partnership expenses eliminated in consolidation	(14,931)	(940)	(15,871)	(20,652)	(2,380)	(23,032)
Other losses	(62,312)	--	(62,312)	(69,667)	--	(69,667)
Allocations to limited partners	96,083	1,198,962	1,295,045	102,406	50,575	152,981
Net impact	$38	$(54,942)	$(54,904)	$(159)	$1,173	$1,014

	Nine Months Ended September 30,
	2009			2008
(in thousands)	Tax Credit Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total	Tax Credit Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total
Revenues	$59,433	$178,025	$237,458	$65,585	$193,107	$258,692
Interest expense	(7,365)	(115,086)	(122,451)	(11,942)	(85,839)	(97,781)
Loss on impairment of assets	(30,151)	(1,754,188)	(1,784,339)	--	(109,137)	(109,137)
Other expenses	(110,242)	(22,487)	(132,729)	(94,404)	(6,187)	(100,591)
Partnership expenses eliminated in consolidation	(50,803)	(2,730)	(53,533)	(60,584)	(2,649)	(63,233)
Other losses	(524,022)	(1,420)	(525,442)	(211,311)	(4,346)	(215,657)
Allocations to limited partners	663,183	1,650,742	2,313,925	312,646	28,020	340,666
Net impact	$33	$(67,144)	$(67,111)	$(10)	$12,969	$12,959

The net impact represents the equity income we earn on our co-investments which is included in net income (loss) allocated to our shareholders.  See SECTION 2 – CONSOLIDATED RESULTS OF OPERATIONS – Equity Losses and Other Items.

The following table summarizes the number of Consolidated Partnerships at September 30:

	2009	2008
Tax Credit Fund Partnerships	136	134
Tax Credit Property Partnerships	52	55
CMBS Fund Partnerships	3	3
High-Yield Debt Fund Partnership	1	1

Tax Credit Fund and Property Partnerships

The decrease in revenues is primarily due to a reduction in interest income of $5.1 million year-to-date ($1.7 million for the third quarter) resulting from a decrease in interest rates period over period as well as a reduction in interest bearing investments as capital was deployed to invest in property level partnerships.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Interest expense for Tax Credit Fund and Property Partnerships relates to borrowings to bridge timing differences between when the funds deploy capital and when subscribed investments are received.  The expense declined in both periods as the lower fund origination activity resulted in lower levels of debt.

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

CMBS Fund and High-Yield Debt Fund Partnerships

Revenues of the CMBS and High-Yield Debt Fund Partnerships reflect the following decreases:

•	lower interest earned in the current year due to the sale of investments at the High-Yield Debt Fund Partnership sold subsequent to the third quarter of 2008;

•
non-accrual of interest for certain mortgage loan investments of the High-Yield Debt Fund Partnership beginning in the third quarter of 2008 due to the uncertainty of collection; non-accrual of interest income for certain CMBS structured investments held by the CMBS and High-Yield Debt Fund Partnerships due to uncertain collectability; and

•	lower interest earned on cash and restricted cash balances (due to a significant drop in interest rates period over period).

Partially offsetting the year-to-date decline (and more than offsetting the impact of the items noted above for the third quarter) were rental revenues recognized by the High-Yield Debt Fund Partnership related to properties on which it foreclosed.

All periods reflect asset impairment charges with respect to investments in CMBS, retained CMBS certificates and/or mortgage loans held for investment.  While defaults in commercial real estate have climbed in recent periods, expectations of default levels within the CMBS trusts and CDOs in which the funds invest climbed sharply in the third quarter of 2009.  As a result, the impairments in the 2009 periods were significantly higher as investments for which the funds previously expected to recover full principal are now expected to recover much less if anything.   See further discussion under “Other (Loss) Income” in the Commercial Real Estate discussion in SECTION 3 – RESULTS BY GROUP of this MD&A and notes 20 and 21 to the condensed consolidated financial statements.

SECTION 4 – LIQUIDITY AND CAPITAL RESOURCES

Liquidity

A significant part of managing our liquidity includes the ongoing ability to fund and maintain investments including ongoing commitments, pay compensation and fund other general business operations, including our debt and other contractual obligations.  Liquidity management involves forecasting funding requirements and maintaining sufficient capital to meet the fluctuating needs inherent in our business operations as well as unanticipated events.

While our operating cash flows have improved (excluding the warehousing of mortgage loans as discussion under Cash Flows below), and we had cash liquidity of $12.7 million as of September 30, 2009, they have been declining in consecutive quarters in 2009 and we are subject to external factors that constrain our business operations and cash flows.  As our secured lenders sweep most of our available cash to repay our debt, we may not be able to fund new initiatives, co-investments in new funds or other growth strategies.  Additionally, we have liabilities owed to non-secured lenders that we will need to satisfy.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Through October 31, 2009, we repaid $73.7 million of the Term Loan and Revolving Credit Facility.  We have $25.0 million of capacity on the Revolving Credit Facility that may be drawn upon at any time for working capital purposes and/or additional tax credit investments, based on limitations within the loan documents; however, only $10.0 million of the $25.0 million is available for working capital purposes as of October 1, 2009.  Of the amount repaid, $8.1 million was realized from the collection or sale of non-core assets, more than fulfilling the amount we were required to repay in 2009 from such sources.  Also, we were required to reduce the Term Loan balance to $39.0 million by July 15, 2009, and had reduced the balance to $24.8 million by that date.

If current market conditions continue, cash flows from operations will not be sufficient to repay the required amounts due under the Term Loan agreement (see Note 2 to the Condensed Consolidated Financial Statements).

Cash Flows

	Nine months Ended September 30,
(in thousands)	2009	2008
Cash flow from operating activities	$(48,293)	$9,220
Cash flow from investing activities	225,826	(16,286)
Cash flow from financing activities	(182,248)	(13,087)
Net change in cash	(4,716)	(20,153)

Operating Activities

Operating cash flows include the warehousing of mortgage loans that we originate and sell to Fannie Mae and Freddie Mac, each of which has an associated sale commitment that allows us to recoup the full amount expended and repay the associated warehouse financing described in Financing Activities below.  Excluding these amounts from both years, operating cash flows were $(0.3) million in the 2009 period as compared to $(35.4) million in the same period in 2008.  The increase in operating cash flows was driven principally by lower working capital needs, more focused cash management and cost reduction initiatives.  The increase was partially offset by the reduction in business volume and the associated fee income we normally receive at the time we originate funds and mortgage loans.

Investing Activities

Positive investing cash flows in the 2009 period was largely attributable to the sale of certain Series A-1 Freddie Mac Certificates.  General economic conditions have also resulted in an overall reduction in investing activities while we have also sold non-core investments in the current period, in part to meet requirements of our Term Loan and Revolving Credit Facility.  Additionally, we are no longer acquiring partnership interests in tax credit properties without a stated take out, so the 2009 period included a higher level of net cash realized from collecting investment advances to funds.  Lastly, 2009 includes significant releases of cash escrows in connection with the re-securitization transaction in December 2007, while the 2008 period included large deposits into the escrow accounts.

Financing Activities

Financing cash flows in the current year period were lower than the prior year period principally due to the 2009 retirement of subsidiary equity (in connection with the sale of Series A-1 Freddie Mac Certificates noted above) while the 2008 period included the issuance of our 11.0% Preferred shares.  This category also reflects a lower level of distributions paid and a higher level of debt repayments in the 2009 period, both as required under our Term Loan and Revolving Credit Facility.  Additionally, the level of financing inflows and outflows will vary with the level of mortgage originations which also impacts operating cash flows as described above.  We finance those originations with warehouse lines that are repaid as the loans are sold.  Excluding the financing of mortgage loan originations discussed in Operating Activities above, total debt repaid in the 2009 period was $79.9 million (compared to a net reduction of $28.5 million in 2008) including senior debt and bond securitization debt.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Liquidity Requirements after September 30, 2009

Equity distributions declared through September 30, 2009, which were paid through November 12, 2009, are as follows:

(in thousands)
Equity Issuer Preferred shares	$1,292
Total	$1,292

Funding for distributions on the Equity Issuer Preferred shares is offset by an equal amount of income received from our investment in Series A-1 Freddie Mac Certificates.

In the fourth quarter of 2009, the balance of our Term Loan ($20.2 million as of September 30, 2009) is due in full.  In order to pay the Term Loan balance in full by its maturity date, we would need to draw upon the Revolving Credit Facility to make the final payment and that facility may not have sufficient capacity to make that payment.  We have extended the due date of the CMBS term loan (with a balance of $5.2 million as of September 30, 2009) until March 31, 2010, and are currently negotiating to extend the due date of the Term Loan to the same date.

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

See Note 2 to the condensed consolidated financial statements for discussion of other potential liquidity requirements associated with capital calls and claims of unsecured creditors.  Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way (see also Commitments and Contingencies below).

Fair Value Disclosures

In accordance with ASC 820, we have categorized our assets and liabilities recorded at fair value into a three-level hierarchy based on the observability of the inputs to their valuations.  More information regarding the fair value hierarchy is provided in Note 3 to the condensed consolidated financial statements.

In liquid markets, readily available or observable prices are used in valuing mortgage related positions.  In less liquid markets, such as those we have encountered since the second half of 2007, we may be required to utilize other available information and modeling techniques to estimate the fair value for our positions.

The current lack of liquidity in the financial markets has caused investment spreads between the cost of funds and investment income to widen dramatically on investments and many of our investments are currently illiquid.  For our core assets and assets within our Consolidated Partnership group, in most cases, we have the intent to hold the investments until maturity or recovery, and it is not likely that we will be required to sell the assets.  The premise of fair value under GAAP, however, is that assets generally should be valued on the basis of their current market value and, if no market exists, on a hypothetical market value (regardless of whether we plan to sell or would sell under market conditions such as those we are currently experiencing).  Except for non-core assets, we have not historically sold investment assets in market transactions, but rather have held them until optional redemption dates or allowed early redemption in exchange for penalty fees we earn.

Similar to other market participants, we are confronted by valuation related issues, particularly since the second half of 2007.  These include:

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•	uncertainty resulting from a drastic decline in market activity for certain of our mortgage backed products, including CMBS;

•	significant increase in dependence on model-related assumptions and/or unobservable inputs;

•	doubts about the quality of the market information utilized as inputs;

•	rapidly changing expectations of default levels; and

•	the downgrades of certain trusts in which we may hold certificates.

As defined in ASC 820, “Level 3” assets are those for which inputs to valuation are not observable in the marketplace and, therefore, require significant judgment in determining fair value.  Provided below is the percentage of Level 3 assets as compared to total assets measured at fair value.  We had no Level 3 financial liabilities for the periods presented.  For additional information, see Note 3 to the condensed consolidated financial statements.  Discussion of the valuation techniques for Level 3 assets can be found in our 2008 Form 10-K and in Note 3 to the condensed consolidated financial statements.

(in thousands)	September 30, 2009	December 31, 2008
Level 3 assets held for our own account:
Series A-1 Freddie Mac Certificates	$188,363	$335,047
Series B Freddie Mac Certificates	95,734	123,122
Mortgage revenue bonds	316,908	69,217
Retained CMBS certificates	10,141	7,313
CMBS	2,125	2,550
Goodwill(1)	148,978	248,978
Mortgage servicing rights(2)	62,518	65,599
Other intangible assets(1)	26,234	37,189
Level 3 assets held by Consolidated Partnerships:
CMBS	144,927	182,828
Retained CMBS certificates	9,573	9,867
CDO debt and equity	3,628	33,189
Total Level 3 assets	$1,009,129	$1,114,899
Level 3 assets as a percentage of total fair value assets	88.7%	94.3%
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

We recorded the following impairments of Level 3 assets for the periods presented (see Notes 6, 11, 20 and 21 to the condensed consolidated financial statements):

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Series B Freddie Mac certificates	$30,473	$298	$39,022	$7,966
Mortgage revenue bonds	447	--	447	10,928
Retained CMBS certificates	37,486	106	37,486	1,182
CMBS	8,509	--	15,101	--

Goodwill and intangible assets	100,000	118,069	100,000	118,069
Subtotal (excluding Consolidated Partnerships)	176,915	118,473	192,056	138,145
CMBS (held by Consolidated Partnerships)	1,107,496	4,421	1,441,333	12,406
Retained CMBS certificates (held by Consolidated Partnerships)	85,493	2,826	86,305	20,520
CDO debt and equity (held by Consolidated Partnerships)	3,951	--	100,990	--
Total	$1,373,855	$125,720	$1,820,684	$171,071

In accordance with FSP FAS 115-2 and 124-2, a portion of other than temporary impairment for certain investments was included in accumulated other comprehensive income in the second and third quarters of 2009 instead of in the statement of operations.  The amounts above represent the portions of impairments related to credit losses or for investments that the consolidated partnerships may be required to sell.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Capital Resources

Financing Obligations

The table below reflects our financing obligations at the dates presented:

			September 30, 2009
(in thousands)	September 30, 2009	December 31, 2008	Available to Borrow		Maximum Commitment
Credit Facilities:
Term loan	$20,175	$68,884	$--		$20,175
Termed-out portion of revolving credit facility	208,000	208,000	--	(1)	220,000
Revolving portion of revolving credit facility	--	20,000	25,000		25,000
Other Notes Payable:
Mortgage banking warehouse line	21,648	32,229	N/A	(2)	100,000
Multifamily ASAP plus facility	73,836	14,869	N/A	(2)	N/A
CMBS term loan	5,175	13,846	N/A		5,175
Other	--	233	N/A		N/A
Financing Arrangements:
Bond securitizations	59,948	62,424	N/A		N/A
Subtotal	388,782	420,485	25,000
Freddie Mac Secured Financing(3)	606,708	348,989	N/A		N/A
Capital Structure (excluding Consolidated Partnerships)	995,490	769,474	25,000
Consolidated Partnerships	1,828,252	1,833,330	N/A		N/A
Total	$2,823,742	$2,602,804	$25,000

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

Credit Facility

Our Term Loan and Revolving Credit Facility require us to maintain certain financial and other covenants (as defined in the credit agreement) including:

•	a minimum level of Consolidated Net Worth;

•	a minimum ratio of consolidated EBITDA to Fixed Charges;

•	a maximum ratio of Funded Debt to Consolidated EBITDA; and

•	certain limitations on distributions (including distributions to non-controlling interests).

As of September 30, 2009, we believe we were in compliance with all of these financial covenants.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Other Notes Payable

Other Notes Payable items primarily represent asset-backed financing arrangements, such as we use to fund agency mortgage originations in our Commercial Real Estate and Affordable Housing groups.  We repay these facilities from sale proceeds of the assets (with respect to mortgage loans) or the cash flows from the investments we have financed (with respect to CMBS and retained CMBS certificates).

Consolidated Partnerships

The capital structure of our Consolidated Partnerships comprises debt facilities that are non-recourse to us, including:

•	four CDO financing arrangements of the CMBS Fund Partnerships;

•	notes payable by the Tax Credit Fund Partnerships collateralized either by the funds’ limited partners’ equity subscriptions or by the underlying investments of the funds;

•	repurchase agreements for the High-Yield Debt Fund Partnership;

•	mortgages on properties; and

•	bridge loans extended to a CMBS Fund Partnership by its investors (including us).

Equity

Other than our common shares, we have several classes of equity outstanding, the carrying amounts of which are provided in the table below, with varying claims upon our income and cash flows:

(in thousands)	September 30, 2009	December 31, 2008
Mezzanine equity:
Redeemable CRA shares	$201,691	$197,006
11.0% Preferred shares	129,297	129,373
Centerline Holding Company equity:
CRA shares	(365)	3,144
Non-controlling interests:
Preferred shares of a subsidiary (not subject to mandatory repurchase)	104,000	104,000
Convertible SCUs	(58,537)	64,318
Convertible SCIs	818	2,611
Other	6,113	8,151

Commitments and Contingencies

Off-Balance Sheet Arrangements

The following table reflects our maximum exposure and the carrying amounts as of September 30, 2009, for guarantees we and our subsidiaries have entered into and other contingent liabilities:

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

(in thousands)	Maximum Exposure	Carrying Amount
Tax Credit Fund credit intermediation(1)	$1,318,039	$27,839
Mortgage banking loss sharing agreements(2)	874,540	18,516
Credit support to developers(3)	203,888	205
Centerline Financial credit default swaps(4)	33,715	984
	$2,430,182	$47,544

(1)   These transactions were undertaken to expand our Affordable Housing business by offering specified rates of return to customers.  To date, we have had minimal exposure to losses but anticipate that we may incur losses in connection with these agreements should we proceed with restructuring some of the mortgage revenue bonds of certain property partnerships.  The carrying values disclosed above relate to the fees we earn for the transactions, which we recognize as their fair values and exclude additional exposure that we have reserved for that might arise from these agreements.  These factors are more fully described in Note 26 to the condensed consolidated financial statements.  We cannot currently estimate what cash payments will be necessary with respect to this exposure, nor when any payments or collateral calls may need to be funded.  See also Note 2 to the condensed consolidated financial statements.

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

SECTION 5 – FORWARD LOOKING STATEMENTS

Certain statements made in this report may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are not historical facts, but rather our beliefs and expectations that are based on our current estimates, projections and assumptions about our Company and industry.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.  Some of these risks include, among other things:

•	our ability to repay or restructure our debt and the associated risks surrounding our contemplated recapitalization;

•	business limitations caused by adverse changes in real estate and credit markets and general economic and business conditions;

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•	risks related to the form and structure of our financing arrangements;

•	our ability to generate new income sources, raise capital for investment funds and maintain business relationships with providers and users of capital;

•	changes in applicable laws and regulations;

•	our tax treatment, the tax treatment of our subsidiaries and the tax treatment of our investments;

•	competition with other companies;

•	risk of loss from direct and indirect investments in commercial mortgage-backed securities (“CMBS”) and collateralized debt obligations (“CDOs”) and mortgage revenue bonds;

•	risk of loss under mortgage banking loss sharing agreements;

•	risks associated with providing credit intermediation; and

•	risks associated with enforcement by our creditors of any rights or remedies which they may possess.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

We invest in certain financial instruments that are subject to various forms of market risk, including interest rate risk.  We seek to prudently and actively manage such risks, to earn sufficient compensation to justify the undertaking of such risks, and to maintain capital levels which are commensurate with the risks we undertake.

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

As of September 30, 2009, of the total amount of our liabilities labeled on our Condensed Consolidated Balance Sheets as “Financing Arrangements and Secured Financing” and “Notes Payable”, $383.6 million is variable rate debt.  We also have escrow balances of $323.7 million maintained by our Portfolio Management Group and we are entitled to the interest earned on those balances.  A 1.0% increase in interest rates would therefore result in a net decrease of our annual pre-tax income by $0.6 million.

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

b)	Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Federal Securities Cases

On January 18, 2008, the first of the federal securities putative class actions was filed against us and certain of our officers and trustees in the United States District Court for the Southern District of New York.  Thereafter, five other, essentially duplicative putative class actions were also filed in the same court.  The complaint in each case asserted that we and other defendants allegedly violated federal securities law by failing to disclose in a timely fashion our December 2007 transaction with Freddie Mac.  On May 5, 2008, the Court designated Centerline Investor Group, which is made up of several shareholders, as lead plaintiff for these cases.  Pursuant to the Court’s stipulation and order dated March 3, 2008, the lead plaintiff filed a consolidated complaint on July 7, 2008 in this action, In re Centerline Holding Company Securities Litigation, No. 08 CV 00505.  The consolidated complaint also alleges violations of the federal securities laws in connection with our announcement of the Freddie Mac transaction, changes to the Company’s business model, and the reduction in dividend guidance policy, and seeks an unspecified amount of compensatory damages and other relief on behalf of all persons or entities that purchased the common stock of Centerline Holding Company during the period March 12, 2007 through December 28, 2007.  The defendants in this action filed a motion to dismiss the consolidated complaint on October 27, 2008 and the motion was granted by U.S District Court Judge Shira Scheindlin on January 12, 2009.  Judge Scheindlin granted the plaintiff leave to replead, and the plaintiff filed an Amended Consolidated Complaint on March 13, 2009.  On April 30, 2009, the Defendants in this case filed a motion to dismiss the Amended Consolidated Complaint.  The lead Plaintiff filed his opposition to Defendants' motion to dismiss on June 12, 2009 and the Defendants filed their reply to the opposition motion filed by the Plaintiffs on June 30, 2009.  On August 4, 2009 the Defendants’ motion to dismiss was granted and the case was dismissed without leave for the plaintiff to replead.  On September 2, 2009, plaintiff filed an appeal of the District Court’s decision with the Second Circuit Court of Appeals.  The Appeals Court has indicated in a scheduling order that the appeal will be heard no earlier than January 25, 2010.

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

A settlement with the plaintiff in the Off case based on the rights offering was negotiated, but on November 26, 2008, the Delaware Court of Chancery rejected the settlement and stayed any further proceedings in the action, pending resolution of the Carfagno case.  As a result, several of the other derivative lawsuits that had been voluntarily stayed by the plaintiffs, including the Kramer, Ciszerk and Kanter actions are now subject to various stipulations deferring further activity in those actions until a final decision on the Stipulation of Settlement in Carfagno (described above) or, in the case of Kastner and Kostecka, pending further activity in the consolidated securities class action.  As noted above, the Carfagno Stipulation of Settlement is contingent upon the dismissal with prejudice of the overlapping Off and Ciszerk actions pending before the Delaware Court of Chancery.  On May 28, 2009 the defendants filed a motion for dismissal of the Off and Ciszerk matters in the Delaware Court of Chancery based upon the approved Stipulation of Settlement in Carfagno and the principle of res judicata.  The defendants are awaiting the decision of the Delaware Court of Chancery.  Counsel for the plaintiff Off has also filed a motion for allowance of fees.  The defendants opposed this motion and are also awaiting a decision of the Delaware Court of Chancery on this issue.

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

On or about March 6, 2009, Regions Bank, as Trustee under a Trust Indenture dated April 1, 2005 respecting the Walton Trail Apartments, commenced an action, entitled Regions Bank v. Dieckman, et al., Civil Action No. 2009-CV-165607-MJW, in the Superior Court of Fulton County, Georgia, against Stephen R. Dieckman, Arthur Dickson Cannon, Jr. and Arthur Dickson Cannon, III (the “Defendants”) seeking to collect money owed under a certain Guaranty and Suretyship Agreement dated as of May 1, 2005.  On or about May 28, 2009, the Defendants filed a Third-Party Complaint in that action against CCG and Caswyck Trail, LLC (“Caswyck”).  Defendants thereafter amended their Third-Party Complaint.  Caswyck is a Georgia limited liability company, which owns the Walton Trail affordable housing apartment complex in Georgia and in which indirect subsidiaries of CCG and an investment fund sponsored by CCG are members.  The Amended Third-Party Complaint alleges that CCG misled and defrauded the Defendants and acted in bad faith in connection with certain unsuccessful and unconsummated negotiations to restructure the finances of Caswyck.  The Amended Third-Party Complaint asserts a claim for common law fraud against CCG and claims for subrogation, indemnification, unjust enrichment and declaratory judgment against Caswyck for any liability that Defendants may have to the Trustee.  The Defendants seek unspecified amounts of damages, attorneys fees and costs.  On or about August 10, 2009, CCG and Caswyck each separately moved to dismiss the claims then asserted against it.  Those motions have not yet been fully briefed.  In accordance with Georgia procedures, each also answered the Third-Party Complaint on or about August 10, 2009 and asserted counterclaims against the Third-Party Plaintiffs.  CCG and Caswyck intend to defend vigorously against the third-party claims.  Additionally, the Trustee has moved for summary judgment on liability on its claims against the Defendants.  Due to extensions of time, the Trustee’s summary judgment motion is not yet fully briefed.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors as disclosed on our 2008 Form 10-K except as detailed below.  For a complete discussion of risks affecting the Company, please see the 2008 Form 10-K.

General Risks Related to Our Business – We may be unable to raise capital or access financing on favorable terms, or at all, and we may also be unable to repay or refinance our debt, or pay for our other obligations, including those under credit intermediation agreements

Our outstanding debt has limited our operational flexibility and our ability to raise additional capital and has otherwise adversely affected our financial condition.  Capital limitations have affected our ability to grow assets under management, a major aspect of our business plan, since we achieve at least part of this growth through co-investment in sponsored funds and by initially warehousing investments for new funds, both of which require capital.  Furthermore, turbulence in the credit markets that began in 2007 has led to decreased availability of many forms of financing, our ability to raise capital has been negatively impacted by a sharp decline in our common share price and our Term Loan and Revolving Credit Facility include significant limitations.

We are subject to the risks normally associated with outstanding debt, including the risks that:

•	our vulnerability to downturns in our business is increased, requiring us to reduce expenditures we need to expand our businesses;

•	our cash flow from operations may be insufficient to make required payments of principal and interest;

•	we may be unable to refinance existing indebtedness; and

•	the terms of any refinancing may be less favorable than the terms of existing indebtedness.

Our Term Loan and Revolving Credit Facility contains limitations, including:

•	incurring additional unsecured indebtedness without lender approval;

•	declaring and paying dividends;

•	new business investment without lender approval; and

•	conducting transactions with our affiliates.

Further, proceeds of certain transactions must be used to repay the outstanding balances under these facilities.  The outstanding balance on the Term Loan is due in full by December 31, 2009, and the outstanding balance on the termed-out portion of the Revolving Credit Facility is required to be reduced to $190.0 million by June 30, 2010, and is due in full by September 30, 2010.  While we can draw upon the Revolving Credit Facility to pay down the Term Loan, that facility may not be sufficient if cash flows for the remainder of the year continue to decline.

See the description of our existing debt facilities under “ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – SECTION 4 – Liquidity and Capital Resources.”

Through our subsidiaries, we provide credit intermediation to provide specified internal rates of return to investors in tax credit funds we sponsor.  In connection with such transactions we might be required to advance funds to ensure that the investors do not lose their expected tax benefits and, if the internal rate of return to investors falls below the specified level, we would be required to make a payment so that the specified rate of return will be achieved or provide adequate collateral to a primary intermediator.  We received such a collateral call in the third quarter of 2009 and we posted a portion of the amount demanded while obtaining a temporary standstill agreement with the counterparty.  We can provide no assurance that we will not receive additional calls in light of the increasing defaults of associated properties.  We do not believe that we will be able to pay the remainder of the call that we have already received, and most likely we would not be able to pay any additional collateral calls.

Our maximum potential liability pursuant to credit intermediation transactions is detailed in ITEM 2 – Management’s Discussion and Analysis – SECTION 4 – Liquidity and Capital Resources – Commitments and Contingencies – Off Balance Sheet Arrangements and Note 26 to the condensed consolidated financial statements.  That note describes a charge that we have recorded to provide for potential exposure under these agreements and related transactions.

Absent a restructuring of our debt and equity, we will be unable to achieve our strategic goals.  Alternatively, the debt we do arrange may carry a higher rate of interest, thereby decreasing our net income and cash flows.  As a result, certain growth initiatives could prove more costly or not economically feasible.  A failure to meet required amortization  payments of our debt facilities, renew our existing credit facilities, to increase our capacity under our existing facilities or to add new or replacement debt facilities could have a material adverse effect on our business, financial condition and results of operations.  If the collateral calls described above need to be met, if other unsecured creditors demand payments of our obligations to them, or if the losses we have provided for under credit intermediation agreements materialize and require cash payments, we do not believe that we will be able to meet such obligations based upon our current and projected liquidity.

While we would pursue any options available to us in order to avoid the consequences of payment default (such as working with our creditors to extend, modify or restructure our obligations, dispose of our assets or adjust our business, or otherwise pursue strategic and financial alternatives available to us in order to preserve enterprise value), we can provide no assurance that such efforts would enable us to avoid defaults on or the acceleration of our obligations or if implemented will not involve a substantial restructuring or alteration of our business operations or capital structure.  In the event of a payment default, or if we are unable to modify or obtain a waiver to our bank credit facility on acceptable terms or make arrangements with our unsecured creditors, we would be required to take further steps to acquire the funds necessary to satisfy our creditors.  If we are unable to do so, it would be necessary for us to pursue other alternatives to restructure our debt.  Further, a default under certain debt obligations could also constitute an event of default under other debt as a result of certain cross-default and cross collateralization provisions.  If our debt is accelerated, our assets may not be sufficient to repay such debt in full, and our available cash flow may not be adequate to maintain our current operations.  Under such circumstances, our creditors could also choose to initiate involuntary bankruptcy proceedings against us or against one or more of our subsidiaries.  Actions of our creditors could also force us to make defensive voluntary filing(s) of our own.  If we restructure our debt it is very likely that holders of our common and/or preferred stock will be severely diluted (see There are possible adverse effects arising from potential future issuance of shares below).  If we are required or forced to file for bankruptcy protection, holders of our common and/or preferred stock could be eliminated entirely.

If we are unable to refinance or repay our debt as it comes due and maintain sufficient cash flow, our business, financial condition, results of operations and common stock price will be materially and adversely affected.

General Risks Related to Our Business – There are risks to our business associated with our contemplated recapitalization

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

We can provide no assurance that the third-party investor will complete a transaction with us.  If we do not complete the recapitalization, there is a risk of default under our existing bank lines and/or demands for payment by our unsecured creditors which we may not be able to meet.  See also General Risks Related to Our Business – We may be unable to raise capital or access financing on favorable terms, or at all, and we may also be unable to repay or refinance our debt or other obligations above.

Risks Related to Investing in Our Company – We depend upon the services of our executive officers and other employees

We and our subsidiaries depend upon the services of our executive officers, other individuals who comprise our executive management team and other key employees.  All decisions with respect to the management and control of our Company and our subsidiaries, subject to the supervision of our Board of Trustees (or the applicable subsidiary’s board), are currently made by the executive management team and other key members of management are responsible for executing the daily operations of our business.  The current limitations on our business and the uncertainties surrounding the planned recapitalization increase the risk of employee turnover.  The departure or the loss of the services of any of these key officers or a large number of senior management personnel and other employees could have a material adverse effect on our ability to operate our business effectively and our future results of operations.

Risks Related to Investing in Our Company – There are possible adverse effects arising from potential future issuance of shares

As noted in the 2008 Form 10-K, a creditor of the Company has the option of converting amounts outstanding into common shares of the Company.  The amount outstanding as of September 30, 2009, was $27.9 million.  As a result of the low market price of our common shares, exercise of this option could result in a change of control of the Company based on the number of shares that would be required to be issued.  Management has also determined that the Company has insufficient authorized shares to meet a conversion of the entire debt into common shares should the creditor seek to do so.  To date, we have received no indication that the creditor intends to convert the Company’s debt into shares, but there can be no assurance that it will not attempt to do so.

In addition, as noted above in “There are risks to our business associated with our contemplated recapitalization”, we have entered into an agreement authorizing a third-party investor to negotiate settlement or restructuring of our debt and equity.  Such settlement or restructuring could involve issuance of shares that would significantly dilute a shareholder’s investment in our common shares.

General Risks Related to Our Business – Funds may not generate sufficient cash to pay amounts due to us, which may negatively impact our net income and cash flows

Much of the revenue in our Affordable Housing group is earned from fees that Tax Credit funds we sponsor and manage pay to our subsidiaries for services rendered.  These funds are dependent upon the cash flows of Tax Credit property partnerships in which they invest to generate their own cash flows that are used to pay such fees for services, such as asset management and advisory services.  As the Tax Credit property partnerships are susceptible to numerous operational risks (see “There are risks associated with investments secured by real estate, which may negatively affect our net income and cash flows” under General Risks Related to our Business in the 2008 10-K), the Tax Credit funds may not collect sufficient cash to pay the fees they owe to us.

Likewise, we earn income in our Commercial Real Estate group for management of the funds we originate and sponsor.  These funds are dependent upon the cash flows of the CMBS trusts and CDOs in which they invest and from mortgage loans they acquire.  Increasing rates of default for commercial real estate properties reduces the cash flows from these investments.  In addition, CDOs have certain coverage tests, the failure of which have led to “hyper-amortization” of senior securities and reduction or elimination of cash flows due our funds’ subordinated investments until more senior bond positions are repaid.  If these circumstances continue to occur, the funds may not collect sufficient cash to pay the amounts due to us as fund manager or to make a distribution on account of our equity interests in the funds.

If we do not receive these fees or equity allocations, or if we determine that the amounts are not collectible, the loss of such earnings would negatively impact our net income and cash flows.

As owner or manager of the most subordinate tranches in CMBS trusts, we also have the ability to name our affiliate as special servicer of the trusts and earn fees from providing such services.  As losses in the trusts increase, our subordinate positions could be reduced below 25% of their original face and the holder of the then-most-subordinate class might appoint another entity as special servicer.  Such an appointment (or if we were to be terminated as the managing member of a managed fund and another special servicer appointed) would result in a decline in our revenues and cash flows.

General Risks Related to Our Business – Certain shareholders may demand redemption of their shares and we would not be able to execute the redemption

As noted in the 2008 Form 10-K, we entered into option agreements with certain holders of CRA Preferred shares.  The option agreements provide that, if we do not repurchase the shares by certain dates, the shareholders have the option to require us to purchase the shares for the original gross issuance price per share (plus accumulated and unpaid distributions).  The dates in question range from December 2009 to January 2012.

While the holders of the shares may not require us to redeem them while we have dividends in arrears on any class of shares (we do have such arrearages due to limitations imposed by our Term Loan and Revolving Credit facility), the shareholders could challenge the prohibition on redemption.  Should such a challenge prevail, we may not have the funds available to meet the redemption requirement.

Risks Related to Investing in Our Company – Holding our common stock could result in income taxes without corresponding cash distributions

The Company continues to generate taxable income from its Commercial Real Estate businesses as well as taxable and nontaxable income from its remaining mortgage revenue bond holdings.  Because the Company is taxed as a partnership, this income will be passed through to our common shareholders.  Further, since our economic interest in mortgage revenue bonds has decreased, we expect that the tax-exempt portion of our income will decline.  With the prohibition on payment of preferred and common dividends, as stipulated in our senior credit agreement, common shareholders may have a tax liability with respect to the taxable portion or our income and no cash distributions to offset that liability.  We expect this to be the case as long as the debt facilities remain outstanding.  Further, the timing of taxable income (including the timing of distributions from our REIT subsidiary to the parent trust) can affect the impact of income pass through depending upon when a shareholder owns our common shares.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Equity Securities Purchased by Us

The following table presents information related to our repurchases of our equity securities during the period ended September 2009 and other information related to our repurchase program:

Period	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Common shares(1):
July 1 – 31, 2009	--	$--	--
August 1 – 31, 2009	50,715	0.44	--
September 1 – 30, 2009	--	--	--
Total common shares	50,715	$0.44	--	303,854
(1) All of the share repurchases were in payment of tax withholding obligations incurred by holders of newly vested restricted shares and were outside of our share repurchase program.

Other

The Term Loan and Revolving Credit Facility prohibit us from paying common and preferred dividends (see Note 2 to the condensed consolidated financial statements).

Item 3.	Defaults upon Senior Securities.

As of September 30, 2009, dividends in arrears were $14.4 million for the 11.0% Cumulative Convertible Preferred Shares and $5.6 million for the Redeemable CRA Preferred Shares and Convertible Redeemable CRA Preferred Shares (see Note 16 to the condensed consolidated financial statements).

Item 4.	Submission of Matters to a Vote of Security Holders.

We held our annual meeting of shareholders on September 11, 2009.  Jerome Y. Halperin and Thomas W. White were elected as trustees for three-year terms expiring in 2012.  Continuing to serve their current terms are the following trustees: Robert L. Loverd, Robert A. Meister and Marc D. Schnitzer.  The two individuals elected, and the number of votes cast for and abstaining, with respect to each of them, were as follows (no votes were cast “against”):

	For	Abstain/Withheld

Jerome Y. Halperin
Total Shares Voted	67,761,276	4,635,038

Thomas W. White
Total Shares Voted	67,777,077	4,619,238

At the same meeting, shareholders ratified Deloitte & Touche LLP as our independent registered public accounting firm.  Votes cast were as follows:

	For	Abstain/Withheld	Against

Ratification of Deloitte & Touche LLP
Total Shares Voted	70,295,454	422,470	1,678,390

Item 5.	Other Information. None.

Item 6.	Exhibits.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERLINE HOLDING COMPANY
(Registrant)

Date: November 12, 2009	By:	/s/ Marc D. Schnitzer
Marc D. Schnitzer Managing Trustee, Chief Executive Officer and President (Principal Executive Officer)
Date: November 12, 2009	By:	/s/ Robert L. Levy
Robert L. Levy Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)