Form 10-K/A
period 2008-12-31
CENTERLINE HOLDING CO
filed 2010-02-24
CIK 1043325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________

FORM 10-K/A
Amendment No. 2

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This amendment to the Annual Report on Form 10-K/A for the year ended December 31, 2008 of Centerline Holding Company ("the Company") is being filed to include the audited consolidated financial statements of American Mortgage Acceptance Company and Subsidiaries (“AMAC”) for the years ended December 31, 2008, 2007 and 2006, as required by Rule 3-09 of Regulation S-X.  The Company has an investment in AMAC which it accounts for under the equity method of accounting and the financial statements were not available at the time the Company filed its Annual Report on Form 10-K on March 10, 2009.

The consent of Deloitte & Touche LLP, independent registered public accounting firm for AMAC, is also filed as an exhibit hereto.

There were no changes made to the Company’s Form 10-K for the year ended December 31, 2008.

Item 15. Exhibits and Financial Statement Schedules

(c) Exhibits.
Exhibit No.	Exhibit Title

23(a)
Consent of Deloitte & Touche LLP with respect to incorporation by reference of its report relating to the 2008, 2007 and 2006 consolidated financial statements of American Mortgage Acceptance Company and Subsidiaries in the Company's Registration Statements on Form S-3, Form S-8 and Form S-11*

24.1	Power of Attorney (previously filed as part of the Company’s filing on Form 10-K on March 10, 2009)

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.	Additional Exhibits

99(a)	The 2008, 2007 and 2006 consolidated financial statements of American Mortgage Acceptance Company and Subsidiaries, as required by Regulation S-X, Rule 3-09*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTERLINE HOLDING COMPANY
(Registrant)

Date:	February 24, 2010	By:	/s/ Marc D. Schnitzer
Marc D. Schnitzer President and Chief Executive Officer

Date:	February 24, 2010	By:	/s/ Robert L. Levy
Robert L. Levy Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Marc D. Schnitzer
Marc D. Schnitzer	Managing Trustee, Chief Executive Officer and President	February 24, 2010
/s/ Robert L. Levy
Robert L. Levy	Chief Financial Officer	February 24, 2010
*
Stephen M. Ross	Managing Trustee and Chairman of the Board	February 24, 2010
*
Jeff T. Blau	Managing Trustee	February 24, 2010
*
Robert J. Dolan	Managing Trustee	February 24, 2010
*
Jerome Y. Halperin	Managing Trustee	February 24, 2010
*
Robert L. Loverd	Managing Trustee	February 24, 2010
*
Robert A. Meister	Managing Trustee	February 24, 2010
*
Thomas W. White	Managing Trustee	February 24, 2010
* /s/ Robert L. Levy
Attorney-in-fact