Form 10-K/A
period 2008-12-31
CENTERLINE HOLDING CO
filed 2010-03-02
CIK 1043325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________

FORM 10-K/A
Amendment No. 3

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No.3 to the Annual Report on Form 10-K for the year ended December 31, 2008 of Centerline Holding Company ("the Company") is being filed solely to correct inadvertent errors with respect to the signature page included in Amendment No 2 filed with the Commission on February 24, 2010.  Except as noted above, this Amendment No. 3 does not update the information that was presented in the Company’s Annual Report on Form 10-K, which was originally filed with the SEC on March 31, 2008 and as previously amended on April 30, 2009 and February 24, 2010.

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

CENTERLINE HOLDING COMPANY
(Registrant)

Date:	March 2, 2010	By:	/s/ Marc D. Schnitzer
Marc D. Schnitzer President and Chief Executive Officer

Date:	March 2, 2010	By:	/s/ Robert L. Levy
Robert L. Levy Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

/s/ Marc D. Schnitzer
	Marc D. Schnitzer	Managing Trustee, Chief Executive Officer and President	March 2, 2010
/s/ Robert L. Levy
	Robert L. Levy	Chief Financial Officer	March 2, 2010
*
	Jerome Y. Halperin	Managing Trustee	March 2, 2010
*
	Robert L. Loverd	Managing Trustee	March 2, 2010
*
	Robert A. Meister	Managing Trustee	March 2, 2010
*
	Thomas W. White	Managing Trustee	March 2, 2010
* by:	/s/ Robert L. Levy
Attorney-in-fact