Form 10-K
period 2009-12-31
CENTERLINE HOLDING CO
filed 2010-03-31
CIK 1043325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________

FORM 10-K
_____________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No ☑

The aggregate market value of common equity held by non-affiliates of the registrant as of June 30, 2009 was approximately $11.8 million (based on the closing price of $0.23 per share as reported on the Over-the-Counter Bulletin Board).

As of March 15, 2010, there were 58.4 million outstanding shares of the registrant’s shares of beneficial interest.

DOCUMENTS INCORPORATED BY REFERENCE

Part III:  Those portions of the registrant’s Proxy Statement for the Annual Meeting to be held on June 15, 2010 which are incorporated into Items 10, 11, 12, 13 and 14.

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

PART I

Item 1.  Business.

BUSINESS OVERVIEW

Centerline Capital Group, a subsidiary of Centerline Holding Company (OTC: CLNH), provides real estate financial and asset management services, with a focus on affordable and conventional multifamily housing. We offer capital solutions, including financing and investment products, to developers, owners and investors.  We commenced operations in October 1997.  Organized as a statutory trust created under the laws of Delaware, we conduct substantially all of our business through our subsidiaries generally under the designation Centerline Capital Group.  For ease of readership, however, the terms “we”,  “us”, “our” or “the Company” as used throughout this document may mean the business as a whole or a subsidiary, while the term “parent trust” refers only to Centerline Holding Company as a stand-alone entity.

As of December 31, 2009, we operated through four business groups:  Affordable Housing, Commercial Real Estate, Portfolio Management and Credit Risk Products.  Our Corporate group, comprised of Finance and Accounting, Legal, Corporate Communications and Operations departments, supports these four business groups.  In addition, we consolidate certain funds we control, notwithstanding the fact that we may only have a minority, and in most cases negligible, economic interest; these funds are included in our Consolidated Partnership group.

As detailed in Note 32 to the consolidated financial statements, in March 2010, we completed a comprehensive restructuring of the Company (the “March 2010 Restructuring”), whereby:

•	we sold our Portfolio Management group and the portion of the Commercial Real Estate group that did not relate to loan originations;

•	we amended and restructured our senior credit facility;

•	we restructured various components of our equity and issued a new series of shares;

•	we restructured our credit intermediation agreements; and

•	we settled several unsecured liabilities.

Following these transactions, we believe that we are well positioned for growth in our remaining core businesses of Low-Income Housing Tax Credit fund origination, asset management, and affordable and conventional multifamily lending.

Business Groups

Affordable Housing

Our Affordable Housing group primarily focuses on providing equity and debt financing to properties that benefit from the Low-Income Housing Tax Credit (“LIHTC”) or other structures aimed at promoting the development of multifamily properties (collectively “Tax Credit”).

Equity Financing

The LIHTC was established to promote the development of rental housing units for low-income families.  We sponsor and manage funds for institutional and retail investors that invest in affordable housing properties nationwide.  Since the inception of the LIHTC program, we have been an industry leader in fund origination and management with significant market share, having raised over $9.2 billion in equity capital (which we currently manage) from these institutional and retail investors.  As a sponsor of 135 public and private real estate investment programs, we have provided financing for over 1,500 affordable rental properties in 47 states, Puerto Rico and the District of Columbia.

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

Debt Financing

Historically, we acquired mortgage revenue bonds that finance multifamily affordable housing projects.  In December 2007, we re-securitized most of our Affordable Housing mortgage revenue bond portfolio with the Federal Home Loan Mortgage Corporation (“Freddie Mac”).  For accounting purposes, most of the re-securitization was treated as a sale.  In connection with the transaction, we retained senior Freddie Mac credit enhanced certificates that collateralize the preferred shares of one of our subsidiaries, a high-yielding residual interest in the portfolio and servicing rights.  Subsequent to the re-securitization transaction, we earn interest income on the retained certificates and the interest income allocated to the high-yielding residual interest.

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

Commercial Real Estate

Our Commercial Real Estate group provides financing for multifamily, office, retail, industrial, mixed-use and other properties throughout the United States.  In partnership with our capital sources, primarily government-sponsored enterprises (“GSEs”) and the Federal Housing Administration (“FHA”), we tailor products to meet the financing needs of our clients.  Our state-of-the-art commercial real estate origination, pricing and underwriting platform provides us with the capacity to competitively finance all commercial property types.  Prior to the March 2010 Restructuring, we also managed commercial real estate funds.

Debt Product Origination

We originate, underwrite and service mortgage loans for commercial properties nationwide.  In 2009, we originated $494.7 million of commercial mortgage loans for our investor partners.  We close and deliver mortgages to the Federal National Mortgage Association (“Fannie Mae”) under its Delegated Underwriting and Servicing (“DUS”) program and to Freddie Mac under the Freddie Mac Program Plus (“Program Plus”) and Delegated Underwriting Initiative (“DUI”) programs.

Mortgage loans we originate for our investment partners are often closed in our name, using cash borrowed from a warehouse lender, and sold to the investor partner from one week to three months following the loan closing.  We use the cash received to repay the warehouse loans.  We do not retain any interest in any mortgage loans except for mortgage servicing rights (“MSRs”) and certain contingent liabilities under the loss-sharing arrangements with DUS and DUI programs.

We earn transactional-based origination fees recognized upon settlement of the sale of the loans to the investor partner and earn interest that accrues on loans prior to sale.  For those loans we service, we earn servicing fees and various related fees (e.g., assumption, substitution, modification and prepayment penalties).  The recognition of servicing and related fees was split between the Commercial Real Estate and Portfolio Management groups.  Following the March 2010 Restructuring, we retain these fees.

Fund and Asset Management

Prior to the March 2010 Restructuring, we sponsored and managed funds that invested in real estate debt securities, including high-yield commercial mortgage-backed securities (“CMBS”), preferred equity, joint venture equity, collateralized debt obligation (“CDO”) securities and whole loans.  We typically co-invested 5% in the Commercial Real Estate funds and entities we managed, although some co-investments were for a lesser or greater share.  We also acted as collateral manager for two CDOs and managed a commercial loan portfolio for a third party and for American Mortgage Acceptance Corporation (“AMAC”). With respect to managing the funds, we earned investment management fees (including incentive fees) based on certain events in the fund life-cycle.  These fees were recognized as either equity income or fee income depending upon the structure of the fund.  Our portion of the funds’ earnings from our co-investments was recorded as equity income.

With respect to collateral and asset management, we earned fee income and incentive fee income if certain conditions were met.

We also earned interest income from investments we held for our own account.  Our Portfolio Management group also earned fees from special servicing of the fund’s investments (see Portfolio Management discussion below).

Portfolio Management

Prior to the March 2010 Restructuring, our Portfolio Management group monitored and serviced commercial real estate loans and investments that our Commercial Real Estate group originates and acquires for its own account and for the investment funds they manage.  It also provided primary and special servicing to third parties.  Following the March 2010 Restructuring, this group (under its new ownership) will continue to act as primary sub-servicer of the loan portfolios of the Affordable Housing and Commercial Real Estate groups.

Primary Servicing

At December 31, 2009, the primary loan servicing portfolio totaled $19.7 billion and consisted of:

(i)	$8.7 billion of loans serviced on behalf of our Commercial Real Estate and Affordable Housing groups for Fannie Mae, Freddie Mac and other agencies;

(ii)	$5.6 billion of interim servicing, which is short-term servicing of commercial mortgage loans on behalf of third parties prior to securitization; and

(iii)	$5.4 billion of loans within our managed investment funds, on behalf of third parties and their funds or for our own account.

The primary servicing platform carried an “Above Average” rating from S&P and a “CPS3+” rating from Fitch.

Special Servicing and CDO Asset Management

Prior to the March 2010 Restructuring, when a loan or investment did not perform, our special servicing department developed and executed action plans intended to provide the best resolution for the investment.  At December 31, 2009, this group was the named special servicer on over $108.5 billion of commercial loans through the assets held in the CMBS Fund Partnerships.  Of this amount, $7.8 billion was in the special servicing portfolio.  The special servicing group also processed loan modifications and assumptions within the servicing and special servicing portfolios.  The special servicing platform carried a "Strong" rating from S&P and a "CSS2" rating from Fitch.

The Portfolio Management group recognized asset management fees as earned on an accrual basis, servicing fees as earned over the servicing period and interest income on servicing escrow balances as earned.

This business was sold as part of the March 2010 Restructuring.

Credit Risk Products

Through our Credit Risk Products group, we have provided credit intermediation, primarily in the form of credit default swaps (“CDS”) to facilitate the delivery of specified rates of return on some of the Tax Credit funds we originate.  We provide CDS through Centerline Financial Holdings LLC (“Centerline Financial Holdings”) and its subsidiary, Centerline Financial LLC (“Centerline Financial”), bankruptcy-remote subsidiaries we launched in partnership with Natixis Capital Markets North America Inc (“Natixis”).  Natixis currently owns 10% of Centerline Financial Holdings.  Concurrent with the March 2010 Restructuring, we also formed Centerline Guaranteed Holdings LLC (“Centerline Guaranteed”), another bankruptcy-remote subsidiary, and placed other of our CDS in that subsidiary. Our current outlook is that little, if any, new business will be carried out in our Credit Risk Products group in the near future given current market conditions.

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

Consolidated Partnerships

Consolidated Partnerships consist of four groups:

•	funds our Affordable Housing Group originates and manages (“Tax Credit Fund Partnerships”);

•	property level partnerships for which we have assumed the role of general partner or for which we had foreclosed upon the property (“Tax Credit Property Partnerships”);

•	funds our Commercial Real Estate businesses managed, which invest in CMBS and associated re-securitization trusts (“CMBS Fund Partnerships”); and

•	Centerline Real Estate Special Situations Mortgage Fund LLC (“CRESS”), the high-yield debt partnership our Commercial Real Estate business managed (“High-Yield Debt Fund Partnership”).

The latter two groups will no longer be consolidated following the March 2010 Restructuring since that transaction included the sale of our co-investment in and management of the funds.

While we have little or no equity interest in the Tax Credit Fund and Property Partnerships, we typically co-invested 5% in the CMBS Fund and High-Yield Debt Fund Partnerships, although some co-investments were for a lesser or greater share.  Although we do not have majority ownership, we control the operations of these partnerships and therefore consolidate them in our financial statements.  The amounts of assets included in our consolidated balance sheets differ from the amounts we refer to as “Assets under Management” as the carrying amounts reflect mark-to-market adjustments for certain investments, absorption of operating losses for equity investments and other factors.

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

Funding of Operations

We intend to fund our operations through cash provided by operations and by utilizing credit facilities.  As more fully described in ITEM 7 – Management’s Discussion and Analysis, concurrent with the March 2010 Restructuring, we restructured our debt and equity, providing us with operating flexibility going forward.

These funding sources are described in detail in ITEM 7 – Management’s Discussion and Analysis – SECTION 4 – Liquidity and Capital Resources and in Notes 14, 15, 19, 20 and 21 to the consolidated financial statements.

Competition

We face competition both in terms of new competitors and new competing products.  From time to time, we may be in competition with private investors, various financial institutions, GSEs such as Fannie Mae and Freddie Mac, investment partnerships and other entities with objectives similar to ours.  Although we operate in a competitive environment, competitors focused on providing all of our custom-designed programs are relatively few.  Specifically, following the March 2010 Restructuring:

•
our Affordable Housing group competes directly with other Tax Credit syndicators seeking to raise capital for tax advantaged funds, some of which offer credit intermediation for their funds.  We also compete with regional and national banks that directly acquire Tax Credit property investments; and

•
our Commercial Real Estate and Affordable Housing groups compete with 24 other licensed DUS lenders which originate multifamily mortgages on behalf of Fannie Mae, 25 other Freddie Mac Program Plus lenders, other companies that participate in the DUI program, over 100 FHA-approved multi-family lenders as well as numerous banks, finance companies and others that originate mortgages for investment or resale.

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

Some of our competitors have substantially greater financial and operational resources than we do.  We feel we can effectively compete against other competitors and at the product level due to:

•	our on-going relationships with developers and borrowers; and

•	our diversified product platform.

Tax Matters

Following the March 2010 Restructuring, most of our pre-tax income is derived from tax-exempt mortgage revenue bond investments, including the Freddie Mac re-securitization certificates included in our Affordable Housing group, which are held within flow-through entities.

Tax Credit fund management, the remaining Commercial Real Estate businesses, the Credit Risk Products business and our Corporate group, however, are conducted in corporations and are subject to income taxes.  Most of our corporate entities have current and accumulated tax losses.

Our parent entity is a Delaware statutory trust.  We pass through our income/loss, including federally tax-exempt income, to our shareholders for inclusion in their tax returns.

Prior to the March 2010 Restructuring, the CMBS and High-Yield Debt Fund Partnerships investments, which were included in our Commercial Real Estate group, were held in pass through vehicles not subject to taxes.  The owner of these pass through entities at the time of the March 2010 Restructuring was a corporation and some of the income passed through was offset by accumulated tax losses.  The Portfolio Management business was also in a corporation subject to taxes.

See Note 32 to the consolidated financial statements regarding steps we have taken to preserve net operating loss carry forwards in connection with the March 2010 Restructuring.

Governance

We are governed by a board of trustees comprised of five managing trustees, four of whom are independent.  Our board of trustees has five standing committees:

(1)	Audit;

(2)	Compensation;

(3)	Nominating/Governance;

(4)	Finance; and

(5)	Rights Plan Evaluation.

The committees consist entirely of independent trustees.

In connection with the adoption of the Tax Benefits Preservation Plan (see Note 32 to the consolidated financial statements), our board of trustees created the Rights Plan Evaluation Committee (the "Committee") to administer the plan, including (i) establishing or modifying the purchase price at which a holder of a right may purchase one one-millionth of a Series B Share  upon exercise of a right, (ii) declaring the distribution of rights, and (iii) recommending to the board the continued maintenance, modification or termination of the Tax Benefit Preservation Plan, or the redemption of the rights. The Committee must be comprised of at least two independent trustees.

Employees

Our subsidiaries had approximately 400 employees at December 31, 2009, none of whom were parties to any collective bargaining agreement.  Following the March 2010 Restructuring, our subsidiaries have approximately 200 employees.

Regulatory Matters

The mortgage origination business within our Affordable Housing and Commercial Real Estate groups is subject to various governmental and quasi-governmental regulations.  As noted above, we are licensed or approved to service and/or originate and sell mortgage loans under Fannie Mae and Freddie Mac programs.  Fannie Mae and Freddie Mac are federally chartered public corporations that require our subsidiaries to meet minimum net worth and capital requirements and to comply with other reporting requirements.  Mortgage loans made under these programs are also required to meet the requirements of these programs.  In addition, under Fannie Mae’s DUS program, one of our subsidiaries has the authority to originate loans without a prior review by Fannie Mae and is required to share in the losses on loans originated under this program.  If it fails to comply with the requirements of these programs, the agency can terminate our license or approval.  In addition, Fannie Mae and Freddie Mac have the authority under their guidelines to terminate a lender’s authority to originate and service their loans for any reason.  If our authority is terminated under any of these programs, it would prevent us from originating or servicing loans under that program.  The parent trust is required to guarantee up to $75 million of such business’ obligations under these programs.

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

Item 1A.  Risk Factors.

As with any business, we face a number of risks.  If any of the following risks occur, our business, prospects, results of operations and financial condition would likely suffer.  We have grouped these risk factors into several categories, as follows:

1.	General Risks Related to Our Business

2.	Risks Related to Our Affordable Housing Group

3.	Risks Related to Our Credit Risk Products Group

4.	Risks Related to Application of Tax Laws

5.	Risks Related to Investing in Our Company

1.  General Risks Related to Our Business

Our businesses, results of operations and financial condition have been materially and adversely affected by recent market conditions

Since the middle of 2007, worldwide economic conditions have been weak, while domestic commercial real estate markets deteriorated significantly in 2009, including rising defaults, and continued lack of liquidity, wide credit spreads and lack of price transparency.

We have been materially and adversely affected by these conditions and events in a number of ways, including:

•	severe and continued declines to the market values of the investment portfolios of Consolidated Partnerships, leading to significant other-than-temporary impairments (“OTTI”);

•	a general decline in business activity caused by stagnation in the many markets in which we operate; and

•	curtailment of our liquidity as described in Item 7 – Management’s Discussion and Analysis.

Until markets recover, our businesses may continue to be negatively impacted.  And while we have taken steps to stabilize the Company, there can be no assurance that we will be successful in reinvigorating the businesses we retained and grow to the extent we currently plan.  As a result, there can be no assurance that we will resume levels of business activities we experienced in the past.

We rely upon business relationships which may not continue

We rely upon relationships with key investors and developers.  If these relationships do not continue, or if we are unable to form new relationships, our ability to generate revenue will be adversely affected.  Specifically:

•
in the three years prior to the sharp downturn in the tax credit syndication market, three key investors provided an average of 61.8% of the equity capital raised by tax credit syndication funds we sponsored (Bank of America, N.A. (“Bank of America”), Citibank, N.A., and JP Morgan Chase & Co. each provided over 15% of the equity raised).  These amounts exclude Fannie Mae and Freddie Mac, as both have ceased investing in these funds;

•
in the three years prior to the downturn in the tax credit syndication market, 10 developers provided 37.3% of the tax credit properties for which we arranged equity financing through our tax credit funds. These amounts exclude developers no longer in business or with whom we do not anticipate doing further business;

•	Fannie Mae and Freddie Mac were the purchasers of all of the loans originated by our Commercial Real Estate and Affordable Housing groups in 2009; and

•	Freddie Mac is the counterparty to the re-securitization of our mortgage revenue bond portfolio.

Our ability to generate revenue through mortgage sales to institutional investors largely depends on programs sponsored by GSE’s, including Fannie Mae and Freddie Mac, which facilitate the issuance of mortgage-backed securities in the secondary market.  In 2008, the federal government placed Fannie Mae and Freddie Mac into conservatorship in an attempt to stabilize those GSEs, but the full impact of the conservatorship is still yet to be determined.  We are not involved in the single family home mortgage business but we are involved with Fannie Mae and Freddie Mac with respect to the multifamily rental housing finance business, which extends across our Affordable Housing and Commercial Real Estate groups.  Our agreements with Fannie Mae and Freddie Mac, which afford us a number of advantages, may be canceled by the counterparty upon the occurrence of certain conditions, and for cause.  Cancellation of one or more of these agreements would have a material adverse effect on our operating results and could result in further disqualification with other counterparties and other materially adverse consequences.

Factors beyond our control may cause investors or purchasers to curtail their activities.  Developers may also experience financial difficulties that would, in turn, reduce the amount of business we transact with them.  If developers were to fail, it could also lead to some of the adverse consequences listed under There are risks associated with investments secured by real estate, which may negatively affect our net income and cash flows below.

By reason of their regulated status, certain of our investors have regulatory incentives to invest in our sponsored investment funds in addition to the economic return from such investments.  A change in such regulations could result in determinations by such investors to seek other investment opportunities.

Lastly, many of our financing arrangements, such as our Term Loan and Revolving Credit Facility and mortgage banking warehouse line are with Bank of America (either as sole lender or as lead lender).  Bank of America also owns Merrill Lynch & Co., Inc., which is involved in a number of credit intermediation transactions with us.  With continued contraction in the credit markets we have become increasingly dependent upon fewer lenders to provide needed financing.

There are risks associated with investments secured by real estate, which may negatively affect our net income and cash flows

Through our subsidiaries, we derive a large portion of our earnings by:

•	originating and managing funds that provide equity to Tax Credit property partnerships;

•	originating and servicing multifamily mortgages; and

•	investing in loans secured by real estate or revenues from real estate.

Our success depends in large part on the performance of the properties underlying these investments, which subjects us to various types and degrees of risk, including the following:

•	the properties might not generate sufficient income to meet their operating expenses and payments on the related debt and/or operating expenses may escalate leading to the same result;

•	economic conditions may limit the amount of rent that can be charged at the properties, the timeliness of rent payments or a reduction in occupancy levels;

•	there may be rent limitations for certain properties that could limit our ability to generate the funds necessary to maintain the properties in proper condition;

•	current market conditions have led to increased foreclosures, resulting in greater supply of low-cost homes which could lower the demand for multifamily rental housing;

•	if an investment defaults, the fair market value of the property securing such investment may be less than the principal amount of our investment;

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

We may suffer adverse consequences from changing interest rates

Because our debt is variable rate and not hedged, an increase in interest rates could negatively affect our net income and cash flows.  Additionally, increasing interest rates may:

•	reduce the fair value of our investments and residual interests in securitization transactions;

•	decrease the amount we could realize on the sale or financing of those investments;

•	reduce the number of properties economically feasible to finance;

•	reduce the demand for financing, which could limit our ability to originate loans or to structure transactions, thereby reducing fees and interest we receive;

•	restrict our access to capital; and

•	cause investors to find alternative investments that are more attractive than the funds we sponsor.

Conversely, falling interest rates may prompt historical renters to become homebuyers, in turn potentially reducing the demand for the multifamily rental housing we finance.  Further, a portion of our net income is generated by interest income we earn on mortgage escrow deposits.  If interest rates decrease, our revenue decreases as well.

Furthermore, strategies we may follow to address these risks carry risks of their own, including, but not limited to:

•	the potential inability to refinance debt at terms we find acceptable;

•	lack of availability of alternate sources of fixed-rate or lower cost financing;

•	default by interest rate swap counterparties on their obligations to us;

•	our inability to match the duration or reset periods of assets and liabilities that we want to mitigate the effect of changing rates; and

•	other efforts to manage risks related to changes in interest rates that may not be successful.

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

Heightened competition may negatively impact our earnings

We are subject to competition in all of our business lines, as described in Item 1. – Business – Business Overview – Competition.  As competition increases, we may experience compression in the level of profits we earn on our various investments and financing products due to, among other things:

•	reductions in the rate of fees we earn from originating and managing funds;

•	reductions in the rate of interest we earn on investments; and

•	reductions in the rates of origination and servicing fees for mortgages.

As we may borrow funds to make investments, rising interest rates may compound this issue.  Absent cost reductions, such compression may not permit us to enjoy the margins we have achieved historically, thereby lowering our revenues and net income.

Our assets are pledged and there are restrictions on securitizing/monetizing them

Substantially all of our assets have been pledged as collateral in connection with our debt facilities and credit intermediation activities and we may not have full access to them until we exit the related programs (see Note 7 to the consolidated financial statements).  This may prevent us from entering into asset specific financing agreements at terms more favorable than under existing agreements.  Also, if we are unable to meet the payment terms under the related agreements, we may be forced to sell certain assets, which could result in losses and the elimination of income and cash flows we currently earn.

There are risks of loss associated with our mortgage originations that may negatively impact our net income and cash flows

In our DUS program, we originate loans through one of our subsidiaries that are thereafter purchased or credit enhanced by Fannie Mae.  Pursuant to a master loss sharing agreement with Fannie Mae, we retain a first loss position with respect to the loans that we originate and sell under this program.  For these loss sharing loans, we assume responsibility for a portion of any loss that may result from borrower defaults, based on the Fannie Mae loss sharing formulas, and Fannie Mae risk Levels I, II or III.  All of the 875 loss sharing loans in this program as of December 31, 2009, were Level I loans.  For a majority of these loans, if a default occurs, we are responsible for the first 5% of the unpaid principal balance and a portion of any additional losses to a maximum of 20% of the original principal balance; any remaining loss is borne by Fannie Mae.  For 98 loans a modified risk sharing arrangement is applied in which our risk share is 0% to 75% of our overall share of the loss.  For Level II and Level III loans, we may carry a higher loss sharing percentage.  Pursuant to this agreement, we are responsible for funding 100% of mortgagor delinquency (principal and interest) and servicing advances (taxes, insurance and foreclosure costs) until the amounts advanced exceed 5% of the unpaid principal balance at the date of default.  Thereafter, for Level I loans, we may request interim loss sharing adjustments which allow us to fund 25% of such advances until final settlement under the master loss sharing agreement or up to our maximum assumed responsibility under the agreement.  No interim sharing adjustments are available for Level II and Level III loans.

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

Our maximum “first loss” exposure under the DUS and DUI programs is detailed in ITEM 7 - Management’s Discussion and Analysis – SECTION 4 – Liquidity and Capital Resources – Commitments and Contingencies - Off Balance Sheet Arrangements and Note 31 to the consolidated financial statements.

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

If our loan servicing portfolio decreases, our net income and cash flows would be negatively affected

A large portion of our revenues in the mortgage origination business relate to recurring fees for servicing mortgages we originate or those for which we have sub-servicing agreements.  Loans in our portfolio are subject to maturity, prepayments, defaults and refinancing after which we may not recapture the loan.  Upon these events, our portfolio would decline, depriving us of the associated revenue stream.  This, in turn, would negatively affect our net income and cash flows.

We have redeemable securities that could adversely affect our liquidity

Following the March 2010 Restructuring, we continue to have redeemable shares outstanding for which the redemption feature can be exercised in 2012.  Should the holders of those shares exercise their redemption rights, we would be required to pay $12.0 million to redeem the shares.  If we are required to pay the redemption price, those funds would not be available for operations or to reduce outstanding debt and would negatively impact our cash flows.

2.  Risks Related to Our Affordable Housing group

Funds may not generate sufficient cash to pay amounts due to us, which may negatively impact our net income and cash flows

Much of the revenue in our Affordable Housing group is earned from fees that Tax Credit funds we sponsor and manage pay to our subsidiaries for services rendered.  These funds are dependent upon the cash flows of Tax Credit property partnerships in which they invest to generate their own cash flows that are used to pay such fees for services, such as asset management and advisory services.  As the Tax Credit property partnerships are susceptible to numerous operational risks (see General Risks Related to Our Business – There are risks associated with investments secured by real estate, which may negatively affect our net income and cash flows), the Tax Credit funds may not collect sufficient cash to pay the fees they owe to us.

If we do not receive these fees, or if we determine that the amounts are not collectible, the loss of such earnings would negatively impact our net income and cash flows.

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

Certain management agreements have finite terms and may not be renewed which could negatively affect our net income and cash flows

We receive fees from investment funds we sponsor and manage.  These funds generally do not require or authorize their investors to approve the funds’ management arrangements with us as we will generally have controlling interests in the funds or the entities which control the funds.  However, our management is subject to the fiduciary duty to the investors in those funds, which may affect our ability to continue to collect the fees and equity allocations.  Furthermore, the organizational documents of certain of these funds allow for the investors to remove us as general partner or managing member without cause or upon the occurrence of certain events.  Although the funds will generally be required to pay fair market value if they exercise this right, our right to receive future fees would terminate and there can be no assurance that the payment will fully compensate us for the future loss in revenue.  Finally, many of these funds have finite lives, after which they are liquidated.  The termination of a fund will result in a termination of the fees we receive from it.

Other parties have the first right to cash flows from our residual interest investments

Because of our utilization of securitizations, we own certain residual interests subordinate in right of payment to other senior securities.  There are risks in owning such residual interests that could adversely affect our net income and cash flows, including:

•
the risk that borrowers may not be able to make payments, resulting in us, as the holder of the residual interests, receiving principal and interest payments that are less than expected or no payment at all; and

•	the risk that the holders of the senior interests may control the ability to enforce remedies, limiting our ability to take actions that might protect our interests.

Any reduction in the cash flows as noted above could adversely impact our net income and cash flows.

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

In order to qualify for the federal LIHTC, the property must comply with either of the “20/50” or “40/60” tests that apply to tax-exempt bonds (see The treatment of our income as federally tax exempt  depends upon the application of tax laws that could be challenged under Risks Related to Application of Tax Laws later in this section).  In addition, the amount of rent that may be charged to qualifying low-income tenants cannot exceed 30% of the “imputed income” for each unit, i.e., 30% of the imputed income of a family earning 50% or 60% of area median income, as adjusted for family size.  Failure to comply continuously with these requirements throughout the 15-year recapture period could result in a recapture of the federal LIHTCs.  In addition, if the rents from the property are not sufficient to pay debt service on the mortgage revenue bonds or other financing secured by the property and a default ensues, the initial borrower could lose ownership of the project as a result of foreclosure of the mortgage.  In such event, the initial equity investors would no longer be entitled to claim the federal LIHTCs, but the foreclosing lender could claim the remaining LIHTCs provided the project continues to be operated in accordance with the requirements of Section 42.  As a result, there is a strong incentive for the federal LIHTC investor to ensure that the development is current on debt service payments by making additional capital contributions or otherwise.

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

Our role as a sponsor of investment funds and co-developer of Tax Credit properties exposes us to risks of loss

In connection with the sponsorship of investment funds and joint venture activities for co-development of Tax Credit properties, we act as a fiduciary to the investors in our investment funds and in certain cases also provide performance guarantees to these investors.  We advance funds to acquire interests in Tax Credit property partnerships for inclusion in investment funds and, at any point in time, the amount of funds advanced can be material.  Recovery of these amounts is subject to our ability to attract investors to new investment funds or, if investors are not found, the sale of the partnership interests in the underlying properties.  We could also be liable to investors in investment funds and third parties as a result of serving as general partner or special limited partner in various investment funds.

In addition, investors in the Tax Credit funds we sponsor and manage anticipate certain returns on their investment and for certain funds we have agreed to provide specified rates of return.  If the Tax Credit properties in which these funds invest do not perform as expected, we may be required to make payments in order to cover shortfalls at the property partnership level or to insure funds produce their specified level of return (see also There are risks associated with credit intermediation and commitments to provide specified rates of return that expose us to losses under Risks Related to Our Credit Risk Products Group).

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

3.  Risks Related to Our Credit Risk Products Group

There are risks associated with credit intermediation and commitments to provide specified rates of return that could reduce our reported income

Through our subsidiaries, we provide credit intermediation to third parties for a fee.  These contracts provide for payment to cover shortfalls at properties or provide specified internal rates of return to investors in tax credit funds we sponsor.  All of these credit intermediation agreements have been executed at bankruptcy-remote subsidiaries. These bankruptcy-remote subsidiaries have been capitalized to meet the payments required under these agreements, however in certain cases we may be required to make additional payments to these bankruptcy-remote subsidiaries if the Tax Credit properties related to these agreements do not perform as expected.  In certain instances these bankruptcy-remote subsidiaries are required to advance funds to a fund to cover shortfalls at the property partnership level in order to insure that the investors do not lose their expected tax benefits and, if the internal rate of return to investors falls below the specified level, these subsidiaries would be required to make a payment so that the specified rate of return will be achieved.  If third parties default on their obligations for which these subsidiaries provided credit intermediation, our reported loss would likely be in an amount far in excess of the fee paid to us for providing the service.  If advances are made to cover shortfalls at property partnership level, there can be no assurance that we will be able to recover the monies.  If we determine that any such advances are not recoverable, the negative impact on our net income and cash flows could be material. The maximum potential liability pursuant to these transactions is detailed in ITEM 7 – Management’s Discussion and Analysis – SECTION 4 – Liquidity and Capital Resources – Commitments and Contingencies – Off Balance Sheet Arrangements and Note 31 to the consolidated financial statements.

4.  Risks Related to Application of Tax Laws

Our classification as a publicly traded partnership not taxable as a corporation is not free from doubt and could be challenged

We, and some of our subsidiaries, operate as partnerships or are disregarded for federal income tax purposes.  This allows us to pass through some of our income, including our federally tax-exempt income, and deductions to our shareholders.  The listing of our common shares on the Over-the-Counter Exchange causes us to be treated as a “publicly traded partnership” for federal income tax purposes.  We believe that we have been and are properly treated as a partnership for federal income tax purposes.  However, the Internal Revenue Service (“IRS”) could challenge our partnership status and we could fail to qualify as a partnership in years that are subject to audit or in future years.  Qualification as a partnership involves the application of numerous technical legal provisions.  For example, a publicly traded partnership is generally taxable as a corporation unless 90% or more of its gross income is “qualifying” income (which includes interest, dividends, real property rents, gains from the sale or other disposition of real property, gain from the sale or other disposition of capital assets held for the production of interest or dividends, and certain other items).  We have represented that in all prior years of our existence at least 90% of our gross income was qualifying income and we intend to conduct our operations in a manner such that at least 90% of our gross income will constitute qualifying income in the current year and in the future.  Although the issue is not free from doubt, we believe we have been and are properly treated as a partnership for federal income tax purposes.

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

There is a risk that the IRS will disagree with our judgment with respect to allocations

We use various accounting and reporting conventions to determine each shareholder’s allocable share of income, including any market discount taxable as ordinary income, gain, loss and deductions.  Our allocation provisions will be respected for federal income tax purposes only if they are considered to have “substantial economic effect” or are in accordance with the partners’ “interest in the partnership”.  There is no assurance that the IRS will agree with our various accounting methods, conventions and allocation provisions, particularly our allocation of adjustments to shareholders attributable to the differences between the shareholders’ purchase price of common shares and their shares of our tax basis in our assets, pursuant to an election we made.

The structure of our acquisitions could be challenged

Our acquisitions of Centerline Affordable Housing Advisors LLC (“CAHA”) and other subsidiaries were structured to prevent us from realizing active income from these businesses and effectively to receive a tax deduction (via the allocation of subsidiary income) for payments made to its selling principals.  It is possible that the IRS could challenge this structure, with material adverse consequences to us.  First, the IRS could assert that we, as the parent trust, are the owner of these businesses, in which case the parent trust would realize an amount of active income from them that would require it to be treated as a corporation instead of a publicly traded partnership for income tax purposes.  If the IRS prevailed, we would be required to pay taxes on that income, thereby reducing the amount available for us to make distributions.  The Company has currently suspended its distributions.  As a result, it is still likely that the value of our shares would decline.  Second, the IRS might assert that the Special Common Units (“SCUs”) and Special Common Interests (“SCIs”) held by the selling principals of the businesses and others are actually shares of our Company.  If this position prevailed, the distributions payable on the units would not reduce the taxable income of CCG.  In such event, CCG would be subject to increased tax, which could reduce our net income, our cash flows and our distributions, which could also result in a decrease in the portion of our distributions that is excluded from gross income for federal income tax purposes.

The treatment of our income as federally tax exempt depends upon the application of tax laws that could be challenged

In our Affordable Housing business, we invest primarily in investments that generate tax-exempt income.  However, the IRS may seek to re-characterize a portion of our tax-exempt income as taxable income as described in the Tax-exemption of interest on mortgage revenue bonds section below.  If the IRS were successful, a shareholder’s distributive share of such income would be taxable to the shareholder, regardless of whether an amount of cash equal to such distributive share is actually distributed.  Any taxable income would be allocated pro rata among our CRA Preferred Shares, our CRA Shares and our common shares.  The Company has suspended its distributions and as a result, some CRA shares are not currently allocated any income.

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

“Substantial User Limitation”

Interest on a mortgage revenue bond we own will not be excluded from gross income during any period in which we are a "substantial user" of the properties financed with the proceeds of such mortgage revenue bond or a "related person" to a "substantial user".  A “substantial user” generally includes any underlying borrower and any person or entity that uses the financed properties on other than a de minimis basis.

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

We may not realize the value of net operating loss carry forwards

Due to significant operating losses over the past several years, we have a significant net operating loss (“NOL”) that can be carried forward to offset taxable income in future periods.  While we currently carry the deferred tax asset related to the NOL carry forward at zero value due to uncertainty of utilization in the near term, the carry forward period of 20 years increases the potential value of the asset.  Certain provisions of the Code would eliminate our ability to carry the losses forward if there were to be a “change in control”.  If such an event were to occur, the cash flow benefits we might otherwise have would be eliminated.  Furthermore, strategies we may follow to address these risks carry risks of their own, as described in Risks Related to Investing in Our Company - Our anti-takeover provisions may discourage third-party proposals.

5.  Risks Related to Investing in Our Company

Holding our common stock could result in income taxes without corresponding cash distributions

The Company generates taxable and nontaxable income from its remaining mortgage revenue bond holdings and related investments.  Because the Company is taxed as a partnership, this income will be passed through to our common shareholders.  As long as we do not pay dividends, common shareholders may have a state tax liability with respect to the portion of federally tax exempt interest taxable in their state of residence and no cash distributions to offset that liability.

Because we hold most of our investments through our subsidiaries, our shareholders are effectively subordinated to the liabilities and equity of our subsidiaries and our preferred shares

We hold most of our investments through our subsidiaries.  Because we own only common equity of our subsidiaries, we, and therefore holders of our shares, are effectively subordinated to the debt obligations, preferred equity, SCUs and SCIs of our subsidiaries, which at December 31, 2009, aggregated approximately $1.2 billion.  In particular, the holders of the preferred shares of Centerline Equity Issuer Trust (“Equity Issuer”), our wholly owned bankruptcy-remote subsidiary, are entitled to receive preferential distributions with respect to $232.5 million of residual interest investments it holds.  Accordingly, a portion of the cash flow from our investments, particularly certain retained interests, will not be available for distribution on our common shares.  Likewise if we pay a common dividend in future periods, holders of SCUs issued by our Centerline Capital Company LLC (“CCC”) subsidiary are entitled to receive preferential distributions with respect to the earnings of CCC and its subsidiaries. Our earnings, therefore, may not be available for distribution to our common shareholders.

We are dependent on our Manager and may not find a suitable replacement if the Manager terminates the management agreement

In connection with the March 2010 Restructuring, we entered into a management agreement with Island Centerline Manager LLC (“Manager”).  Going forward the Manager will provide services with respect to various strategic functions that include, among other things:

•	identification of investment and acquisition opportunities;

•	advising as to operation and development of our remaining businesses;

•	advising as to debt and equity financings and hedging activities;

•	advising as to selection and engagement of professional service providers; and

•	advising as to negotiations with counterparties with respect to the above.

The management agreement expires in March 2015, subject to automatic, one-year renewals thereafter unless we or the Manager give 90 day notice of non-renewal.  The management agreement may be terminated:

•	without cause by our Manager; or

•	with or without cause by a majority of our Board of Trustees

The Manager can terminate the agreement without penalty, but we are generally subject to a termination fee based on the contracted annual amount and the incentive fee to which the Manager would be entitled.

If our Manager terminates the management agreement, we may not be able to find an adequate replacement Manager, or we may not be able to hire appropriate personnel to perform the services the Manager provides.  If such an event occurs, it could negatively impact our net income and cash flows.

In addition, an affiliate of the Manager acts as sub-servicer for our servicing portfolio.  Should we terminate the sub-servicing agreement, we would be subject to a termination fee based on the annualized fee that the sub-servicer would have earned pursuant to the contract.  Should the sub-servicer terminate the agreement, we may not be able to engage a replacement without paying a less favorable rate or perform the function ourselves more economically.  Any such termination would also likely be disruptive to our business.

We depend upon the services of our executive officers and other employees

We and our subsidiaries depend upon the services of our executive officers, other individuals who comprise our executive management team and other key employees, none of whom are subject to employment agreements.  All decisions with respect to the management and control of our Company and our subsidiaries, subject to the supervision of our Board of Trustees (or the applicable subsidiary’s board), are currently made by the executive management team and other key members of management are responsible for executing the daily operations of our business.  The impact of the economy on our business increases the risk of employee turnover.  The departure or the loss of the services of any of these key officers or a large number of senior management personnel and other employees could have a material adverse effect on our ability to operate our business effectively and our future results of operations.

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

There are possible adverse effects arising from potential future issuance of shares or a reverse stock split

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

In connection with the March 2010 Restructuring and the concurrent equity restructuring, we issued a new series of shares (the “Special Series A Shares”) that we anticipate will be converted into 289.9 million common shares during 2010.  In addition, 12.7 million common shares remained issuable in exchange for outstanding SCUs.  When the new series of shares convert to common shares, and if the SCUs convert to common shares, their sale in the public market could, and depending upon the number of involved, likely would, adversely affect prevailing market prices of our shares and our ability to raise additional capital through the equity markets.

As a result of our March 2010 Restructuring and the potential conversion of the Special Series A Shares to common shares, our Board of Trustees may determine at some time in the future that it is in the best interests of the Company and its shareholders to undertake a reverse stock split which would reduce the outstanding number of shares.  In such event, holders of fractional shares may be required to sell such fractional shares to the Company for an amount which may be de minimis.  Further, the value, if any, of any reverse stock split may not immediately be reflected in the trading value of the shares.  The effect of any corporate action affecting the outstanding number of common shares or common share equivalents cannot currently be predicted with any degree of accuracy.

Counterparties to our 2010 equity restructuring and current and former members of our management team have significant voting power on matters submitted to a vote of our shareholders, and their interests may be in conflict with the interests of our other shareholders

In connection with the March 2010 Restructuring, we restructured our equity and issued our Special Series A shares.  A large portion of those shares were issued to C-III Capital Partners LLC (the “Purchaser” in the March 2010 Restructuring).  The Purchaser also purchased additional shares from Related Companies, L.P. (“TRCLP”) which is controlled by Stephen M. Ross, the former chairman of our Board of Trustees.  On a fully diluted basis, the Purchaser’s shares account for more than 38% of our total voting shares. At the same time, in consideration for restructuring certain credit intermediation agreements, we issued Special Series A Shares to Natixis.

Also, in connection with our acquisition of CAHA in 2003, we issued to each of its selling principals one special preferred voting share for each SCU they received.  Our special preferred voting shares have no economic interest, but entitle each holder to one vote per special preferred voting share on all matters subject to a vote of the holders of our common shares.  The selling principals of CAHA who received special preferred voting shares include Marc D. Schnitzer, our Chief Executive Officer and President, and a subsidiary of TRCLP.

As of the date of this filing:

•	C-III Capital Partners LLC, the Purchaser in the March 2010 Restructuring, holds Special Series A Shares that are convertible into 139.7 million common shares;

•	Natixis holds Special Series A Shares that are convertible into 17.8 million common shares;

•	TRCLP, its owners and TRCLP affiliates hold 10.2 million of the outstanding SCUs and 1.2 million common shares;

•	Former executives of our Company held 1.5 million of the outstanding SCUs. These SCUs are not subject to lock-up agreements and may be converted to common shares at any time.

As such, if they vote as a block, such shareholders will have significant voting power on all matters submitted to a vote of our common shareholders.

Also, because Mr. Schnitzer serves as our managing trustee, there are ongoing conflicts of interest when we are required to determine whether or not to take actions to enforce our rights under the various agreements entered into in connection with the CAHA acquisition.  While any material decisions involving Mr. Schnitzer are subject to the vote of a majority of our independent trustees, such decisions may create conflicts between us and Mr. Schnitzer.

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

Additional Classes and Series of Shares

Our trust agreement permits our Board of Trustees to issue additional classes or series of beneficial interests and to establish the preferences and rights of any such securities.  Thus, our Board of Trustees could authorize the issuance of beneficial interests with terms and conditions which could have the effect of discouraging a takeover or other transaction (see There are possible adverse effects arising from potential future issuance of shares above).  In connection with the March 2010 Restructuring, the Board of Trustees authorized a rights plan for this purpose as described in Note 32 to the consolidated financial statements.

Staggered Board

Our Board of Trustees is divided into three classes of managing trustees.  The terms of the first, second and third classes will expire in 2011, 2012 and 2010, respectively.  Managing trustees for each class will be chosen for a three-year term upon the expiration of the current class’ term.  The use of a staggered board makes it more difficult for a third-party to acquire control over us.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

We lease the office space in which our headquarters are located at 625 Madison Avenue, New York, NY.  The leases expire in 2017.

We also lease office space in other locations, available for use by all of our operations, as follows:

•	San Rafael, CA – an office facility; the lease expires in 2010

•	Morristown, NJ – an office facility; the lease expires in 2010

•	Dallas, TX – an office facility; the lease expires in 2010

•	Irvine, CA – an office facility; the lease expires in 2012

•	Overland Park, KS – an office facility; the lease expires in 2012

•	San Francisco, CA – an office facility; the lease expires in 2012

•	Kansas City, MO – an office facility; the lease expires in 2012

•	Vienna, VA – an office facility; the lease expires in 2012

•	Chicago, IL – an office facility; the lease expires in 2014

•	Irving, TX – an office facility; the leases expires in 2018

We believe that these facilities are suitable for current requirements and contemplated future operations.

Item 3.  Legal Proceedings.

We are subject to routine litigation and administrative proceedings arising in the ordinary course of business.  In addition, we are party to the following actions:

Putative Class and Derivative Actions

In 2008, we and our trustees were named as defendants in fourteen shareholder putative class and/or derivative actions arising out of our announcements in late 2007 that (i) we had taken steps to transition our business to more of a fund manager and in connection with such action intended to reduce the dividend payable on our common shares from that which had been paid in prior years and (ii) we had committed to sell and then sold 11.0% Cumulative Convertible Preferred Shares (the “11.0% Preferred Shares”) to an affiliate of TRCLP.  Six of these cases are putative class actions pending in federal court in New York that assert claims under the federal securities laws.  The other eight cases are primarily derivative actions, although some purport also to assert class claims, arising under state law.  Each of the actions is summarized below.

Federal Securities Cases

On January 18, 2008, the first of the federal securities putative class actions was filed against us and certain of our officers and trustees in the United States District Court for the Southern District of New York.  Thereafter, five other, essentially duplicative putative class actions were also filed in the same court.  The complaint in each case asserted that we and other defendants allegedly violated federal securities law by failing to disclose in a timely fashion our December 2007 transaction with Freddie Mac.  On May 5, 2008, the Court designated Centerline Investor Group, which is made up of several shareholders, as lead plaintiff for these cases.  Pursuant to the Court’s stipulation and order dated March 3, 2008, the lead plaintiff filed a consolidated complaint on July 7, 2008 in this action, In re Centerline Holding Company Securities Litigation, No. 08 CV 00505.  The consolidated complaint also alleges violations of the federal securities laws in connection with our announcement of the Freddie Mac transaction, changes to the Company’s business model, and the reduction in dividend guidance policy, and seeks an unspecified amount of compensatory damages and other relief on behalf of all persons or entities that purchased the common stock of Centerline Holding Company during the period March 12, 2007 through December 28, 2007.  The defendants in this action filed a motion to dismiss the consolidated complaint on October 27, 2008 and the motion was granted by U.S District Court Judge Shira Scheindlin on January 12, 2009.  Judge Scheindlin granted the plaintiff leave to replead, and the plaintiff filed an Amended Consolidated Complaint on March 13, 2009.  On April 30, 2009, the Defendants in this case filed a motion to dismiss the Amended Consolidated Complaint. The lead Plaintiff filed his opposition to Defendants' motion to dismiss on June 12, 2009 and the Defendants filed their reply to the opposition motion filed by the Plaintiffs on June 30, 2009.  On August 4, 2009 the Defendants’ motion to dismiss was granted and the case was dismissed without leave for the plaintiff to replead.  On September 2, 2009, Plaintiff filed an appeal of the District Court’s decision with the Second Circuit Court of Appeals.  Both the plaintiffs and the defendants have filed briefs in this appeal and are awaiting a schedule for oral argument.

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

On April 28, 2008, a consolidated amended verified complaint alleging breaches of fiduciary duties of loyalty, candor, due care, fair dealing, waste of corporate assets and unjust enrichment, was filed against us and our board of trustees in Carfagno v. Schnitzer et al., 08 CV 912 (SAS) and Broy v. Blau, 08 CV 1971 (SAS), pending in the U.S. District Court for the Southern District of New York.  The action is styled both as a derivative suit and as a class action on behalf of all holders of Centerline securities who qualified to purchase our 11.0% Preferred Shares pursuant to the rights offering but who did not do so.  In late March 2009, the plaintiffs and defendants reached a basis of settlement which would require a reduction in the rate payable on the 11.0% Preferred Shares held by TRCLP and its affiliates to 9.5% and an increase in the conversion price from $10.75 to $12.35.  A Stipulation of Settlement was filed with the U.S. District Court (SDNY) on April 8, 2009 and a fairness hearing for approval of the settlement was held May 18, 2009.  At that time the District Court entered a Final Judgment approving the Settlement, which will become effective once the Delaware Court of Chancery dismisses the Off and Ciszerk matters with prejudice (see below).  Notwithstanding that the Off and Ciszerk matters have not yet been dismissed, TRCLP as the holder of a majority of the 11.0% Preferred Shares, consented to an amendment and restatement of the certificate of designation for such series of shares to reflect the foregoing changes and such amendment and restatement was adopted on March 5, 2010.

A settlement with the plaintiff in the Off case based on the rights offering was negotiated, but on November 26, 2008, the Delaware Court of Chancery rejected the settlement and stayed any further proceedings in the action, pending resolution of the Carfagno case.  As a result, several of the other derivative lawsuits that had been voluntarily stayed by the plaintiffs, including the Kramer, Ciszerk and Kanter actions are now subject to various stipulations deferring further activity in those actions until a final decision on the Stipulation of Settlement in Carfagno (described above) or, in the case of Kastner and Kostecka, pending further activity in the consolidated securities class action. As noted above, the Carfagno Stipulation of Settlement is contingent upon the dismissal with prejudice of the overlapping Off and Ciszerk actions pending before the Delaware Court of Chancery.  On May 28, 2009 the defendants filed a motion for dismissal of the Off and Ciszerk matters in the Delaware Court of Chancery based upon the approved Stipulation of Settlement in Carfagno and the principle of res judicata.  The Delaware Court of Chancery dismissed this action with prejudice on December 16, 2009.  If the attorneys for the plaintiff in the Ciszerk matter do not voluntarily withdraw the action with prejudice, the defendants will pursue their previously-filed motion to dismiss the action.

In addition, the outside members of the Board of Trustees have received a letter from one of our purported shareholders demanding that they investigate potential claims against our officers and others arising out of the allegations asserted in the federal securities litigation.  The independent Trustees determined, at their meeting on March 11, 2009, to defer further consideration of the letter until after the District Court had decided the motion to dismiss the Amended Consolidated Complaint described above.  The independent trustees further advised the shareholder in a letter dated August 12, 2009 that given the dismissal of the case by the District Court, no further action was required.  No additional action has been taken during the pendency of the appeal.

Other

On or about March 11, 2009, a complaint was filed in the Supreme Court of Nassau County, New York that names CCG and other unrelated parties as defendants.  The lawsuit is entitled MASS OP LLC and MASS ONE LLC v. Principal Life Insurance Company, et al, Index No. 004457/2009.  The complaint alleges, among other claims, that Principal Life and its affiliates lent the plaintiffs an excessive amount of money and misrepresented the requirements of a securitized loan.  CCG was purportedly sued in its capacity as servicer of the loan, although it does not act in that capacity and one of its affiliates does.  Plaintiffs seek reformation of the loan reducing its principal amount and damages.  CCG moved for dismissal of the action, and the court granted CCG’s requested relief, dismissing the action against CCG on July 6, 2009. On October 10, 2009, Mass OP LLC and Mass One LLC filed a motion to replead.  The amended complaint named Centerline Servicing Inc. (“CSI”) as a defendant.  CSI filed a Motion to Dismiss on January 13, 2010.  On behalf of the trust that holds the loan, CSI commenced an action for foreclosure against Mass OP LLC and Mass One LLC, on January 21, 2010.  Mass Op LLC, Mass One LLC and CSI are currently in settlement negotiations with respect to both matters. We sold our ownership interest in CSI in the March 2010 Restructuring and, accordingly, the Company is no longer a party to the foregoing litigation.

On or about September 17, 2009, Chowdary Yalamanchili filed a third party claim against CSI and Howard Spector, the receiver for the property in an action entitled Wells Fargo Bank, N.A., as Trustee for the Registered Certificateholders of Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-CK3 v. Briarwillow Partners, Ltd and Chowdary Yalamanchili, Cause No. 2008-48343, in the District Court of County of Harris, Texas.  The third party claim is a claim that the receiver acted in bad faith by shuttering the property and diminished the Property’s income and value.  The claims against CSI are not affirmative claims against Centerline, but rather, claims of conspiracy and aiding and abetting the receiver’s bad faith, requiring the claimant to prove that the Receiver is liable and that Centerline participated in the Receiver’s actions giving rise to the liability.  Centerline’s counsel has filed an answer to the third party claim against it.  Trial is currently set for the two-week trial docket starting on April 26, 2010, with the precise date subject to the court’s calendar.  Discovery has begun, and Centerline employees have been noticed for deposition to be held in February.  We sold our ownership interest in CSI in the March 2010 Restructuring and, accordingly, the Company is no longer a party to the foregoing litigation.

On or about March 6, 2009, Regions Bank, as Trustee under a Trust Indenture dated April 1, 2005 respecting the Walton Trail Apartments, commenced an action, entitled Regions Bank v. Deickman, et al., Civil Action No. 2009-CV-165607-MJW, in the Superior Court of Fulton County, Georgia, against Stephen R. Dieckman, Arthur Dickson Cannon, Jr. and Arthur Dickson Cannon, III (the “Defendants”) seeking to collect money owed under a certain Guaranty and Suretyship Agreement dated as of May 1, 2005.  On or about May 28, 2009, the Defendants filed a Third-Party Complaint in that action against CCG and Caswyck Trail, LLC (“Caswyck”).  Defendants thereafter amended their Third-Party Complaint.  Caswyck is a Georgia limited liability company, which owns the Walton Trail affordable housing apartment complex in Georgia and in which indirect subsidiaries of CCG and an investment fund sponsored by CCG are members.  The Amended Third-Party Complaint alleges that CCG misled and defrauded the Defendants and acted in bad faith in connection with certain unsuccessful and unconsummated negotiations to restructure the finances of Caswyck.  The Amended Third-Party Complaint asserts a claim for common law fraud against CCG and claims for subrogation, indemnification, unjust enrichment and declaratory judgment against Caswyck for any liability that Defendants may have to the Trustee.  The Defendants seek unspecified amounts of damages, attorneys fees and costs.  On or about August 10, 2009, CCG and Caswyck each separately moved to dismiss the claims then asserted against it.  In accordance with Georgia procedures, each also answered the Third-Party Complaint on or about August 10, 2009 and asserted counterclaims against the Third-Party Plaintiffs.  In two written orders each dated December 14, 2009, the Court granted CCG’s and Caswyck’s motions to dismiss and dismissed the subrogation and contribution claims against Caswyck and the fraud claim against Centerline.  After Caswyck moved to dismiss the subrogation and contribution claims, but prior to the Court ruling on that motion, the third-party plaintiffs amended their Third-Party Complaint to assert their claims for indemnification and unjust enrichment against Caswyck.  After the entry of the Court’s December 14, 2009 dismissal orders, the third-party plaintiffs moved for reconsideration of the Court’s decision to dismiss the fraud claim against CCG and for permission to take an immediate appeal of that decision.  The Court has not yet ruled on those two motions by the third-party plaintiffs.  CCG and Caswyck intend to continue to defend vigorously against the claims asserted against them.

On or about November 25, 2009, affiliates of Centerline commenced two actions against David Rubin, Marc Gelman and various affiliates of Enhanced Affordable Development Co., LLC that have served as the managing members or general partners of the Lake Point, Orchard Mill, Shannon Lake, Fox Hollow and Huntington Reserve LIHTC projects.  One of the lawsuits, entitled Centerline Capital Group Inc. v. Lake Point Management, LLC, et al., Index No. 603602/09 (NY Co. Sup. Ct.) (the “CCG v. Lake Point Case”), seeks money damages, injunctions and declaratory relief respecting breaches of the operating agreements, partnership agreements and certain guarantee agreements for those projects and the removal of the Enhanced entity as the managing member or general partner of each such project.  The second lawsuit, entitled CharterMac Atlanta SLP LLC, et al. v. Rubin, et al., Index No. 603601/09 (NY Co. Sup. Ct.) (the “CharterMac Case”), arises from the termination of certain interest rate swap agreements due to loan defaults by the borrower on the mortgage loan for each of those five projects.  A Centerline affiliate serves as the servicer for the mortgage loan for each of the five project partnerships.  On or about March 8, 2010, the defendants in the Centerline v. Lake Point  Case served their Answer, Counterclaims and Third-Parties Complaint, in which they asserted: (i) counterclaims against Centerline for breach of contract, breach of fiduciary duty and tortious interference with contract; (ii) third-party claims against CharterMac Atlanta SLP LLC, CharterMac Lake Point Associates LLC, CharterMac Orchard Mill Associates LLC, CharterMac Shannon Lake Associates LLC, CharterMac Credit Enhanced SLP LLC-Series G, and Centerline Credit Enhanced Partners LP-Series G (collectively, the “CharterMac Case Subsidiaries”), which are subsidiaries of Centerline Credit Enhanced Partners LP-Series F or Centerline Credit Enhanced Partners LP-Series G, the investors in the Projects and the plaintiffs in the CharterMac Case, for breach of fiduciary duty and conspiracy to breach fiduciary duty; (iii) third-party claims against an officer of Centerline for allegedly aiding and abetting breaches of fiduciary duty and conspiracy to breach fiduciary duties; and (iv) a counterclaim against Centerline and a third-party claim against the bond trustees for the Projects seeking a declaratory judgment about the use of certain escrows held by those trustees.  The counterclaims against Centerline seek money damages that are alleged to exceed $81,000,000 in the aggregate and the third-party claims against the CharterMac Case Subsidiaries seek money damages that are alleged to exceed $51,000,000 in the aggregate.  The counterclaims and third-party claims also seek, among other things, punitive damages of not less than $50,000,000 and attorneys’ fees from the Company and the CharterMac Case Subsidiaries.  The time for the defendants in the CharterMac Case to answer and assert any counterclaims or third-party claims has not yet expired.  The parties are currently engaged in settlement negotiations.  If the disputes cannot be settled to the satisfaction of Centerline and the CharterMac Case Subsidiaries, then each intends to defend vigorously against the claims asserted by the defendants and to prosecute their own claims against the defendants.  The Company considers an unfavorable outcome in these cases to be remote.

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

The high and low prices for each quarterly period of the last two years during which our common shares were traded were as follows:

	2009		2008
Quarter Ended	Low	High	Low		High
March 31	$0.11	$0.45	$3.68		$7.60
June 30	$0.20	$0.46	$1.10	(1)	$4.26
September 30	$0.17	$0.51	$0.86		$3.46
December 31	$0.09	$0.32	$0.10		$1.99
(1) During the second quarter of 2008, there was an erroneous trade of $0.39 which is excluded from the above table.

The last reported sale price of our common shares on the OTC market on March 15, 2010, was $0.36.

Holders

As of March 15, 2010, there were 2,574 registered shareholders owning 58.4 million common shares.

Distributions

Our Convertible CRA Shares (see Notes 19 and 20 to the consolidated financial statements) rank on par with the common shares with respect to rights upon liquidation, dissolution or winding up of our Company, although both are subordinate to our 4.4% Convertible CRA Preferred shares and 11.0% Preferred Shares.  In March 2010, almost all of the Convertible CRA shares, and all of the 4.4% Convertible CRA Preferred shares and 11.0% Preferred Shares, were converted to a new series of shares (Special Series A Shares), each of which is the economic and voting equivalent of 15 common shares.

Under our Term Loan and Revolving Credit Facility, amended in December 2008, we are generally prohibited from paying dividends on most of our common and preferred shares so long as borrowings were outstanding under these facilities.  Consequently, there were no distributions during 2009.

Quarterly cash distributions during the year ended December 31, 2008 were as follows:

Cash Distribution for Quarter Ended	Date Paid	Per Share	Total Amount Distributed (In thousands)
March 31, 2008	5/15/08	$0.150	$8,237
June 30, 2008	8/15/08	0.075	4,158
September 30, 2008	N/A	--	--
December 31, 2008	N/A	--	--
Total for 2008		$0.225	$12,395

As of December 31, 2009, dividends in arrears were $18.0 million for the 11.0% Preferred Shares and $7.0 million for the Redeemable CRA Preferred Shares and Convertible Redeemable CRA Preferred Shares (see Note 19 to the consolidated financial statements). Upon conversion of these shares to Special Series A Shares at the time of the March 2010 Restructuring, these arrearages were eliminated.

Under the terms of our new Term Loan and Revolving Credit Facility that was executed at the time of the March 2010 Restructuring we are generally not permitted to make any distributions except for preservation of REIT status and to the holders of the Equity Issuer preferred shares.

Securities authorized for issuance under equity compensation plans

The following table provides information related to our incentive share plans as of December 31, 2009:

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)(1)
Equity compensation plans approved by security holders	1,397,995	$20.21	1,794,676
Equity compensation plans not approved by security holders	--	--	--
Totals	1,397,995	$20.21	1,794,676

(1)    Our 2007 Incentive Share Plan (see Note 25 to the consolidated financial statements) authorizes us to issue options or other share-based compensation equal to 10% of the total shares outstanding (as defined in the plan) as of December 31 of the year preceding the issuance of new grants or options.

Securities purchased by us

The Board of Trustees has authorized a common share repurchase plan, enabling us to repurchase, from time to time, up to 3.0 million common shares in the open market; however, under the terms of our Term Loan and Revolving Credit Facility, we were restricted from acquiring capital stock while such facilities were outstanding.  The following table presents information related to repurchases of our equity securities during the fourth quarter of 2009 and other information related to our repurchase program:

PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the plans or program
October 1 – 31, 2009	--	$--	--
November 1 – 30, 2009	4,461	0.16	--
December 1 – 31, 2009	119,401	0.10	--
Total	123,862	$0.10	--	303,854

(1)   These repurchases were in connection with tax withholding obligations incurred by holders of newly vested restricted shares, were outside of our share repurchase program and not subject to the debt covenant restriction described above.

Other information required by this item, as well as information regarding our share repurchase program and share compensation paid to our independent trustees, is included in Note 25 to the consolidated financial statements.

Item 6.	Selected Financial Data

The Company qualifies as a smaller reporting company and is not required to provide the information required by this Item.

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

This MD&A contains forward-looking statements; please see page 72 for more information.

Significant components of the MD&A section include:	Page

SECTION 1 – Overview The overview section provides a summary of Centerline and our reportable business groups (as more fully discussed in Note 1 to the consolidated financial statements). We also include a discussion of factors affecting our consolidated results of operations as well as items specific to each business group.	26

SECTION 2 – Consolidated Results of Operations The consolidated results of operations section provides an analysis of our results on a consolidated basis for the year ended December 31, 2009, against the comparable prior year period. Significant subsections within this section are as follows:	26

Comparability of Results	26
Summary Consolidated Results	28
Revenues	28
Expenses	30
Other Items	34
Income Taxes	37
Accounting Changes	37
Inflation	38

SECTION 3 – Results by Group The results by group section provides an analysis of our results on a reportable group basis for the year ended December 31, 2009, against the comparable prior year period. We provide certain statistical information by group and discuss known trends and uncertainties. Significant subsections within this section are as follows:	38

Affordable Housing	40
Commercial Real Estate	45
Portfolio Management	50
Credit Risk Products	52
Corporate	54
Consolidated Partnerships	56

SECTION 4 – Liquidity and Capital Resources The liquidity and capital resources section provides discussion of our ability to generate adequate amounts of cash to meet our current and future needs. Significant subsections within this section are as follows:	57

Liquidity	57
Cash Flows	59
Liquidity Requirements after December 31, 2009	60
Fair Value Disclosures	60
Capital Resources	63
Commitments and Contingencies	66
SECTION 5 – Application of Critical Accounting Policies and Estimates	68
SECTION 6 – Related Party Transactions	71
SECTION 7 – Recent Accounting Pronouncements	72
SECTION 8 – Forward Looking Statements	72

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

SECTION 1 – OVERVIEW

We provide real estate financial and asset management services, including institutional debt and equity fund management, mortgage banking, and primary and special loan servicing.  As of December 31, 2009, we had more than $13.4 billion of assets under management. Giving effect to the March 2010 Restructuring (described below), we have over $9.2 billion of assets under management.

The disruption in world-wide credit markets that began in 2007 continued into 2009, affecting all of our businesses.  The ongoing lack of market liquidity (particularly with respect to real estate finance), severely limited capital to be invested and virtually eliminated activity in securitization markets.  The market environment has depressed asset values, limited our ability to grow assets under management, lowered origination volumes and led to increased default rates within our portfolios.  These factors have led to numerous asset impairments during the year, particularly in the third and fourth quarters as disruption in commercial real estate markets accelerated.

These circumstances significantly affected our liquidity.  Our business was constrained by the terms of our Term Loan and Revolving Credit Facility and other debt agreements.  Those terms included higher rates of interest, rapid amortization of the debt balances and limits on our ability to engage in certain types of transactions (such as certain types of fund originations) without lender approval.  Economic factors reduced the cash flows from our investments and managed funds while simultaneously increasing the risk of payment demands under credit intermediation agreements.

To address these factors, we improved our unrestricted cash position by actively focusing on stabilizing our balance sheet and more strictly managing our cash flows.  In March 2010, we executed a series of transactions to:

•	sell a portion of our Commercial Real Estate business and our Portfolio Management business;

•	restructure agreements related to our Credit Risk Products business;

•	restructure our debt obligations;

•	settle liabilities with unsecured creditors; and

•	restructure certain components of our equity.

For a more detailed discussion, see Notes 4 and 32 to the consolidated financial statements and SECTION 4 – LIQUIDITY AND CAPITAL RESOURCES.

While our fund origination businesses were largely dormant due to these economic factors, the Portfolio Management special servicing business improved in 2009, and we substantially reduced  general and administrative expenses (exclusive of loss reserves).

As the transactions listed above occurred subsequent to December 31, 2009, their impact is not included in the reported results for 2009 except to the extent that they informed accruals for contingent liabilities.  We do expect, however, that we will record gains in the first quarter of 2010 related to settlement of liabilities for less than accrued amounts and in connection with the disposition of the businesses sold. In addition, certain businesses will no longer be reflected in the consolidated financial statements.

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

(in thousands)	2009	2008

(Reduction)/increase to net income:

Asset impairments (excluding equity investments):
Affordable Housing and Credit Risk Products groups:
Mortgage revenue bonds	$(9,114)	$(10,928)
Series B Freddie Mac Certificates	(44,830)	(7,968)
Stabilization escrow	(39,987)	--
Mortgage loans held for investment and other investments	(2,210)	(563)
Syndicated corporate debt, including loss on sale	--	(4,196)

Commercial Real Estate group:
CMBS	(15,546)	--
Retained CMBS Certificates	(37,596)	(10,736)

Corporate group:
Leasehold improvements	--	(15,892)
Investments, including gain on sale	1,433	--

Other items:
Affordable Housing and Credit Risk Products groups:
Impairment of tax credit partnership investments	(8,922)	--
Affordable housing loss reserve	(140,000)	--
Losses associated with the December 2007 re-securitization	--	(2,793)

Commercial Real Estate group:
Equity loss and loan impairments related to AMAC	(5,300)	(78,056)
Impairment of loans to consolidated partnership	(28,479)	--
Reserve for loan loss sharing	(11,163)	(1,483)
Equity income reduction due to fund-level asset impairments	(92,242)	(17,486)

Corporate group:
Write-off of goodwill and intangible assets	(150,796)	(152,792)
Lease termination costs	(30,755)	--

Non-cash impact of derivatives(1)	19,263	492
Severance costs	(846)	(2,846)
(1) 2009 includes gains on termination of several derivative contracts.

Asset Impairments (excluding Equity Investments)

For discussion, see the respective group discussion under SECTION 3 – RESULTS BY GROUP.

Other Items

For segment purposes we classify acquisition related intangibles as a component of the Corporate Group, which would include the goodwill and intangible asset impairments.  In addition, a lease termination restructuring charge related to office space, which we no longer use in operations, was recorded in our Corporate Group.

During 2009, we recorded a loss reserve for potential exposure related to the planned restructuring of mortgage revenue bonds included in the 2007 re-securitization transaction in our Affordable Housing and Credit Risk Products groups.  Also, rapid deterioration in commercial real estate markets led to impairments we recognized on our investments and the investments in our managed funds, a reserve against loans to one of those funds and a higher reserve for loss sharing exposure with respect to the DUS and DUI programs.  See the respective discussion for each group under SECTION 3 – RESULTS BY GROUP for additional information.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

For discussion of segment specific items, see the respective group discussion under SECTION 3 – RESULTS BY GROUP

Additional Factors

In addition to the above noted factors, additional items that should be considered in evaluating net (loss) income for the periods presented include those noted below:

•	General economic conditions which reduced margins in several of our businesses resulted in decreased volumes in most of the products we originate.

•	Concerns about our financial stability interfered with business activity as several fund originations were postponed.

•
A decrease in mortgage origination volume and overall reduced margins due to spread compression in the markets related to tax credit fund origination fees and mortgage banking fees, which impacts both our Commercial Real Estate and Affordable Housing groups.  Combined mortgage originations were $597.4 million during 2009, as compared to $1.0 billion in 2008.

•
The change in the non-cash impact of derivatives includes changes in the fair value of derivatives, the termination of several derivative agreements and the amortization of unrealized losses prior to the termination.

•
During 2008, in response to market conditions, the Company reduced its workforce in an effort to improve its cost structure and its general operating efficiencies.  During 2009, we continued this effort, but terminated the employment of fewer employees as compared to 2008.

See the respective discussion for these items under SECTION 3 – RESULTS BY GROUP for additional information.

Summary Consolidated Results

Our summary consolidated results of operations are presented below for the years ended December 31, 2009 and 2008:

(dollars in thousands)	2009	% of Revenues	2008	% of Revenues	% Change
Revenues	$446,808	100.0%	$523,203	100.0%	(14.6)%
Expenses	2,994,519	(670.2)	1,129,198	(215.8)	165.2
Equity losses and other items	(640,249)	(143.3)	(369,660)	(70.7)	(73.2)
Loss before income taxes	(3,187,960)	(713.5)	(975,655)	(186.5)	(226.8)
Income tax benefit (provision)	3,307	0.7	(3,823)	(0.7)	186.5
Net loss	(3,184,653)	(712.8)	(979,478)	(187.2)	(225.1)
Net loss attributable to non-controlling interests	2,729,272	610.8	747,320	142.8	265.2
Net loss attributable to Centerline Holding Company shareholders	$(455,381)	(101.9)	$(232,158)	(44.4)	(96.2)

Revenues

The earnings streams from our operating groups are comprised primarily of investment management fees (e.g., fund sponsorship, asset management, servicing and incentive fees) and transactional fees (e.g., origination fees, credit intermediation fees) and, to a lesser extent, income from investments we hold for our own account.  Many of these fee revenues, however, do not appear in our consolidated results since we consolidate the funds from which we earn them.  Since those funds are considered “subsidiaries”, we eliminate the revenue in consolidation.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Our revenue from consolidated partnerships is primarily from assets held in funds that we manage as well as rental income from properties we consolidate.

The following table presents our consolidated revenues for the years ended December 31, 2009 and 2008:

(dollars in thousands)	2009	2008	% Change
Operating Groups
Interest income	$64,414	$98,677	(34.7)%
Fee income	66,118	65,877	0.4
Other	21,310	18,690	14.0
Subtotal	151,842	183,244	(17.1)
Consolidated Partnerships
Revenues of Tax Credit Fund and Property Partnerships	78,902	86,738	(9.0)
Revenues of CMBS and High-Yield Debt Fund Partnerships	216,064	253,221	(14.7)
Total revenues	$446,808	$523,203	(14.6)%

Operating Groups

The reduction of revenue in our Operating Groups of $31.4 million in 2009 as compared to 2008 was primarily due to the following:

•
$27.6 million reduction of interest income, primarily related to reduced servicing portfolio and stabilization escrow balances, a decline in the interest rates earned on these balances and the absence in 2009 of interest from our loan to AMAC as it is developing a plan of liquidation.  Interest income also decreased as a result of the sale of certain Series A-1 Freddie Mac Certificates in July 2009 and due to reduced cash flow expectations for the Series B Freddie Mac Certificates.

•
$6.7 million reduction of interest income related to mortgage revenue bonds, primarily due to the smaller average balance of bonds on the balance sheet, due to either sale of the investments or sale recognition in connection with the re-securitization.  See further discussion in SECTION 3 – RESULTS BY GROUP – Affordable Housing.

These declines were partially offset by a $2.6 million increase in other revenues primarily related to higher gains on sale of mortgage loans in the Commercial Real Estate and Affordable Housing groups due to higher trading premiums of Fannie Mae agency products in 2009.

Consolidated Partnerships

The decrease in revenues of Consolidated Partnerships is discussed in SECTION 3 – RESULTS BY GROUP – Consolidated Partnerships.

For detailed discussion of revenue see SECTION 3 – RESULTS BY GROUP of this MD&A.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Expenses

The following table presents our expenses for the years ended December 31, 2009 and 2008:

(dollars in thousands)	2009	2008	% Change

Operating Groups
General and administrative:
Salaries and benefits	$66,234	$87,322	(24.1)%
Loss reserves	199,230	8,720	N/M
Other	47,619	71,200	(33.1)
Total G&A	313,083	167,242	87.2
Interest expense:
Borrowings and financings	51,807	74,175	(30.2)
Preferred shares of subsidiary	14,088	18,898	(25.5)
Depreciation and amortization	39,008	46,030	(15.3)
Write-off of goodwill and intangible assets	150,796	152,792	(1.3)
Loss on impairment of assets	149,348	48,935	205.2
Expenses – operating groups	718,130	508,072	41.3
Consolidated Partnerships Interest expense: Tax Credit Fund and Property Partnerships	9,213	15,300	(39.8)
CMBS Fund and High-Yield Debt Fund Partnerships	140,052	149,722	(6.5)
	149,265	165,022	(9.5)
Loss on impairment of assets (net):
Tax Credit Fund and Property Partnerships	30,151	--	100.0
CMBS Fund and High-Yield Debt Fund Partnerships	1,929,699	317,264	518.2
	1,959,850	317,264	517.7
Other expenses:
Tax Credit Fund and Property Partnerships	139,582	128,385	8.7
CMBS Fund and High-Yield Debt Fund Partnerships	27,692	10,455	164.9
	167,274	138,840	20.5
Expenses – consolidated partnerships	2,276,389	621,126	266.5
Total expenses	$2,994,519	$1,129,198	165.2%
N/M – not meaningful.

Operating Groups

General and Administrative – Salaries and Benefits

The decrease in salaries and benefits expense of $21.1 million in 2009, as compared to 2008, is attributable to the following items:

•	$8.8 million of reduced cash-based compensation and benefits expense resulting from a reduction in average headcount of approximately 20%;

•
$5.3 million of lower share-based compensation expense including $4.2 million which is a result of lower compensation paid in shares due to limitations in our incentive share plans and $1.1 million related to shares issued in connection with our acquisition of Centerline Investors I LLC (“Centerline Investors”) in August 2006 as many of the shares continued to vest or were forfeited;

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•	$2.2 million of reduced promote-sharing distributions resulting from a reduction in the performance of the funds;

•	$2.0 million reduction in severance cost due to lower reduction in workforce in 2009 over 2008;

•	$1.7 million of reduced bonus expense; and

•	$1.1 million of reduced payroll taxes due to the decrease in cash-based compensation and benefits expense resulting from a reduction in average headcount as noted above.

General and Administrative – Loss Reserves

The $190.5 million increase in Loss reserves in 2009 is primarily the result of:

•
A $140.0 million loss reserve recorded during 2009 reflecting possible losses related to non-stabilized affordable housing properties and associated credit intermediation of Tax Credit Fund Partnerships (see Note 31 to the consolidated financial statements);

•	Lease termination restructuring charges of $30.8 million recorded during 2009 (see Note 16 to the consolidated financial statements);

•	an increase of $9.7 million in our provision for mortgage banking loss sharing (see Note 31 to the consolidated financial statements); and

•	an increase of $8.5 million in reserves against advances made to our sponsored funds (see Note 31 to the consolidated financial statements).

In connection with the March 2010 Restructuring, we settled the lease obligations for two office spaces no longer in use resulting a reduction of $48.9 million in lease termination expenses that we will record in the first quarter of 2010.  We also settled a liability with another vendor associated with the office space to which one of the lease terminations related resulting in a $2.0 million gain on extinguishment of liability and a liability associated with the December 2007 re-securitization resulting a gain on extinguishment of liability of $23.3 million (see also Note 32 to the consolidated financial statements).

Other General and Administrative

The decrease in other general and administrative expenses of $23.6 million during 2009 is primarily attributable to the following items:

•
$5.2 million decrease related to professional fees, particularly audit, consulting and legal costs which were lower during 2009 due to a lower volume of business and associated transactions, as well as increased efficiencies achieved over the past year and cost savings initiatives;

•
$4.0 million decrease in rent expense, primarily the result of rent accrued during 2008 in connection with office space we no longer use in operations.  We ceased recording the expense when we recorded the lease termination charge noted above;

•	$3.7 million decrease in fund origination expenses associated with our Affordable Housing business (see corresponding decrease in revenue in the Affordable Housing group discussion below);

•	$2.7 million reduction during 2009 in professional fees paid to Natixis for advisory services in our Credit Risk Products group. The agreement was terminated in October 2008; and

•	a reduction in overall expenses including $3.6 million in travel and entertainment costs resulting from the reduction in personnel as well as from a company-wide strategic focus of reducing expenses.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Interest Expense

(dollars in thousands)	2009	2008	% Change

Borrowings and financings:
Revolver and term loan interest	$16,700	$18,794	(11.1)%
Asset backed (warehouse) lines	1,681	7,531	(77.7)
Secured financing	3,336	2,916	14.4
Cash interest payments for derivatives, net	15,309	15,231	0.5
Non-cash impact of derivatives(1)	(19,263)	(492)	N/M
Other interest expense	5,554	2,447	127.0
Subtotal	23,317	46,427	(49.8)
Freddie Mac secured financing	28,490	27,748	2.7
Total	$51,807	$74,175	(30.2)

Average borrowings(2)	$359,857	$459,870	(21.7)%
Average borrowing rate(3)	5.87%	6.92%
Average SIFMA rate(4)	0.41%	2.25%
Average LIBOR rate	0.33%	2.67%

(1)    Includes ineffectiveness, amortization of unrealized losses reclassified from accumulated other comprehensive income and gains on termination of certain swap agreements.
(2)    Excluding Freddie Mac secured financing.
(3)    Includes impact of interest rate swaps, as applicable.
(4)    Our free standing derivatives are principally based on the Securities Industry and Financial Markets Association Municipal Swap Index (“SIFMA”) rate.
N/M – not meaningful.

The change in interest expense was primarily due to the change in fair value of derivatives which contributed $12.4 million to the decrease in interest expense.  Also contributing to the decrease is $7.2 million related to the termination of six developer swaps and $1.6 million related to the termination of the swap associated with the Term Loan and Revolving Credit Facility.  Partially offsetting these decreases is an increase in other non-cash interest expense of $2.6 million related to the swaps.

To a lesser extent, the decrease in expense was due to the lower average debt outstanding.  Declines in revolver and term loan interest are primarily the result of lower debt balances due to principal payments made during 2009.  Principal balances related to the Term Loan and Revolving Credit Facility have decreased by an aggregate of $75.8 million since December 31, 2008.  Decreases in interest related to asset backed warehouse lines are primarily the result of lower average balances (corresponding to lower origination volumes) as well as lower interest rates.

Our average borrowing rate decreased during 2009 as compared to 2008.  Currently, our borrowings are typically based on the London Interbank Offered Rate (“LIBOR”) and, while the average LIBOR rate decreased compared to the 2008 period, we were subject to the fixed 5.25% LIBOR rate pursuant to the terms of the interest rate swap for our Term Loan and Revolving Credit Facility (this swap was terminated in June 2009).  Additionally, due to the amended terms we entered into in December 2008 for those facilities, the weighted average spread above LIBOR was 2.80% higher in 2009 than in 2008. Lastly, we incur a higher rate of interest on the new CMBS term loan (included in other interest expense in the table above) entered into during the fourth quarter of 2008 as compared to the prior repurchase financing, although this term loan does not subject us to the risk of margin calls.

In connection with the March 2010 Restructuring and the concurrent restructuring of our debt, we expect interest expense to decline further in 2010 (see Note 32 to the consolidated financial statements).

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

In July 2009, we sold certain of our Series A-1 Freddie Mac certificates ($145.0 million face amount) and used the proceeds to redeem the corresponding preferred shares of Equity Issuer (see Notes 8 and 17 to the consolidated financial statements); thus, we expect the interest expense associated with our preferred shares of subsidiary to decrease going forward. We expect to redeem more of these shares in the same fashion at their mandatory tender dates.

Write-off of goodwill and intangible assets

As more fully described in Notes 2 and 11 to the consolidated financial statements, we test goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.  During 2009, there was an indication of impairment primarily caused by the continued increase in actual and projected defaults in the structured finance vehicles in which we and some of our funds invest.  As a result of our testing, we recognized a $145.3 million goodwill impairment in our Corporate Group.  In addition, as the default levels within the CDOs rose to a level such that the revenue associated with a collateral management intangible asset is no longer assured, we re-evaluated the fair value of the contract and determined that its value was immaterial.  As such, we recorded an impairment charge to write off the unamortized balance of $5.5 million.

During 2008, we recognized a similar $92.8 goodwill impairment in our Corporate Group, and a $60.0 million impairment of intangible assets.  The intangible assets written off primarily related to a reduction in transactional relationships associated with Freddie Mac and Fannie Mae as a result of their conservatorship and also included those related to AMAC and certain mortgage banking licenses.

In the future, if market conditions continue to deteriorate, we may be required to record additional goodwill impairments related to CAHA which has a remaining balance of $50.3 million.  This balance reflects the goodwill remaining after the March 2010 Restructuring that is subject to potential impairment.

Loss on Impairment of Assets

As more fully described in Note 23 to the consolidated financial statements, loss on impairment of assets during 2009 primarily relates to:

•	impairment of our Series B Freddie Mac Certificates and stabilization escrow due to the plan to restructure the underlying bond portfolio due to increasing levels of default;

•	impairment of CMBS and retained CMBS certificate investments due to sharply higher actual and expected credit losses on the underlying commercial real estate loans; and

•	declines in the fair value of non-core assets that we sold or forfeited.

While recent market events have driven these significant impairments, and we sold the CMBS and retained CMBS certificate investments as part of the March 2010 Restructuring, we could recognize further impairment charges on remaining investments in future periods should conditions continue to worsen.

Loss on impairment of assets during 2008 includes impairment of mortgage revenue bonds of $10.9 million and syndicated corporate debt investments of $2.8 million due to our intent to sell the assets (which sales occurred in 2008 and 2009).  The charges also include impairment of our Series B Freddie Mac Certificates of $8.0 million and retained CMBS certificates of $10.7 million due to expected increases in credit losses on the underlying loans as well as $15.9 million due to write off of leasehold improvements related to lease of office space we were no longer planning to occupy.

For additional discussion, see SECTION 3 – RESULTS BY GROUP – Affordable Housing, Commercial Real Estate and Credit Risk Products.

Consolidated Partnerships

Interest expense for Tax Credit Fund and Property Partnerships decreased during 2009 due to lower levels of debt in those partnerships resulting from collections of subscription receivables that allowed the funds to repay borrowings.  Interest expense in the CMBS and High-Yield Debt Fund Partnerships decreased during 2009 due to the termination of swaps in 2008, partially offset by an increase in interest recognized for debt outstanding on properties foreclosed upon by the High-Yield Debt Fund partnership.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

As more fully described in Note 24 to the consolidated financial statements, loss on impairment of assets at the CMBS and High-Yield Debt Fund Partnerships reflect charges with respect to investments in CMBS, retained CMBS certificates, CDO debt and equity, mortgage loans held for investment and properties upon which the High-Yield Debt Fund had foreclosed.  The impairments were predominantly due to increasing default levels within the CMBS trusts and CDOs in which the funds invest and a general decline in commercial real estate markets.  Impairment losses for the Tax Credit Fund Partnerships stem from the impairment of equity investments they hold in property partnerships related to declining tax-credit values.  For additional discussion, see SECTION 3 – RESULTS BY GROUP – Consolidated Partnerships.

Other Items

Equity and other (loss) income

(dollars in thousands)	2009	2008	% Change
Equity and other (loss) income:
Consolidated Partnerships – co-investment(1)	$(90,672)	$(16,146)	(461.6)%
Consolidated Partnerships – management and incentive allocations(1)	16,183	23,969	(32.5)
Impairment of loans to Consolidated Partnership	(28,479)	--	(100.0)
AMAC	(5,300)	(78,056)	93.2
Other	(10,375)	(1,093)	(849.2)
Total equity and other loss	(118,643)	(71,326)	(66.3)
Eliminations(1)	74,489	(7,823)	N/M
Equity and other loss – as reported	$(44,154)	$(79,149)	44.2

(1)   For management purposes, we treat consolidated partnerships as equity investments in evaluating our results. As we consolidate the funds, we eliminate the earnings for presentation in the consolidated financial statements.
N/M – not meaningful.

Consolidated Partnerships and AMAC

We invest in entities we manage, including, until the March 2010 Restructuring, co-investments in CMBS and High-Yield Debt Fund Partnerships that we consolidate.  We record equity income equal to our proportionate share of the net income of the investee, which does not necessarily correspond to any cash we receive.  The amount we record in any period will depend on the GAAP income recorded by those investees, and the amounts we record may be losses in some periods if there are write-offs or impairments at those entities or if the entities are designed to generate losses (such as tax credit properties).

For a discussion of the variances related to the Consolidated Partnerships and AMAC, see Commercial Real Estate and Consolidated Partnership discussions in SECTION 3 – RESULTS BY GROUP of this MD&A.

As part of the March 2010 Restructuring, we sold our interests in the CMBS and High-Yield Debt Fund Partnerships, so we will no longer absorb losses related to their operations or earn management and incentive allocations. In addition, we sold our loan to AMAC. While we still have an investment in AMAC common and preferred shares, this investment was written off and we will record no additional losses.

Other

Other items in this category include income (loss) related to entities in which we invest but do not consolidate, such as our investments in tax advantaged investment vehicles similar to those we sponsor (which typically generate equity losses).

During 2009, we recorded charges of $8.9 million to write down the value of our equity interest in three tax credit partnerships as we disposed of these equity interests at the end of 2009 for less than our basis.  We recognized the other-than-temporary declines in value as equity losses and all were sold into a fund prior to the end of 2009.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Gain (Loss) from Repayment or Sale of Investments, Net

(dollars in thousands)	2009	2008	% Change

Mortgage revenue bonds and other investments	$2,672	$(6,744)	139.6%

The increase during 2009 is primarily due to a $1.5 million gain on the December 2009 sale of our last syndicated corporate debt investments.  Also, during 2009, we received $0.6 million in repayments in excess of the carrying value of a mortgage revenue bond against which we had previously recorded impairment charges.

The 2008 period includes:

•
$7.6 million of incremental losses in 2008 associated with the December 2007 re-securitization transaction.  These losses primarily resulted from valuation adjustments for the stabilization escrow maintained for certain bonds (see Note 10 to the consolidated financial statements).  Upon the final deposit of funds to the escrow, the difference between the cash deposit and its present value was recognized as a loss;

•	a $2.5 million loss relating to five mortgage revenue bonds we sold (see Note 8 to the consolidated financial statements);

•	a loss of $1.3 million related to the sale of syndicated corporate debt investments (see Note 8 to the consolidated financial statements); and

•
$4.7 million of gains associated with bonds included in the re-securitization transaction, but for which our guarantee of payment expired and as a result, we had no continuing involvement with the assets thereby allowing recognition of them as sold.

Other Losses from Consolidated Partnerships

	Years Ended December 31,
(dollars in thousands)	2009	2008	% Change
Tax Credit Fund and Property Partnerships	$(593,347)	$(279,062)	(112.6)%
CMBS and High-Yield Debt Fund Partnerships	(5,420)	(4,705)	(15.2)
Total	$(598,767)	$(283,767)	(111.0)%

Tax Credit Fund and Property Partnerships

The other losses principally represent the equity losses that Tax Credit Fund Partnerships recognize in connection with their investments in non-consolidated tax credit property partnerships.  These losses are allocated entirely to the third-party investors in the Tax Credit Fund Partnerships (see Note 24 to the consolidated financial statements).

The significant increase during 2009 resulted from the following:

•	Impairments recognized in the Tax Credit Fund Partnerships, which losses are recognized as equity losses. These impairments resulted from:

1.	the foreclosure of four properties in which three fund partnerships had limited partner equity investments. The losses upon foreclosure totaled $32.7 million; and

2.
deterioration of the economy which has lowered the value of tax credits associated with property partnerships in which our Tax Credit Fund Partnerships invest.  As a result, those fund partnerships recorded aggregate impairments of $222.7 million to write down the carrying value of certain investments.

•	A decrease in gain on sale of property partnership interests of $14.4 million.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•
Remaining difference primarily attributed to properties placed into service throughout 2008 reflecting a full year of operating losses during 2009.  This was partially offset by Tax Credit Fund Partnerships no longer recognizing losses for property partnerships whose carrying value was reduced to zero after the impairments noted above.

CMBS and High-Yield Debt Fund Partnerships

During 2009, other losses for the High-Yield Debt Fund Partnership relate to $5.4 million of losses on the sale of mortgage loans.  During 2008, the losses primarily relate to the termination of contracts in the High-Yield Debt Fund Partnership.

As part of the March 2010 Restructuring, we sold our interests in these entities, so we will no longer absorb losses related to their operations.

(Income) Loss Allocations to Non-Controlling Interests, Net

(Income)/loss allocations to non-controlling interests, net of tax, was as follows:

(dollars in thousands)	2009	2008	% Change
Limited partners of consolidated partnerships	$2,580,103	$659,228	291.4%
Preferred shareholders of subsidiary	(6,225)	(6,225)	--
SCUs	151,547	92,685	63.5
SCIs	2,216	1,269	74.6
Other non-controlling interests	1,631	363	349.3
Net loss attributable to non-controlling interests, net	$2,729,272	$747,320	265.2%

The loss allocation to partners of consolidated partnerships represents the allocation of operating losses of Tax Credit Fund and Property Partnerships and the income or losses of CMBS Fund Partnerships and High-Yield Debt Fund Partnerships to outside investors which hold the majority ownership in these partnerships.  With respect to the Tax Credit Fund Partnerships and Tax Credit Property Partnerships, we have an insignificant equity interest or none at all.  With respect to the CMBS Fund and High-Yield Debt Fund Partnerships, which were transferred as part of the March 2010 Restructuring, we typically co-invested 5%, although some co-investments were for a lesser or greater share.

Income allocated to preferred shares of subsidiary are dividends on Equity Issuer preferred shares that are not subject to mandatory redemption.  See also “Preferred Shares of Subsidiary” under Interest Expense earlier in this section.

The income allocation to SCUs and SCIs of subsidiaries represents the proportionate share of net income or loss attributable to holders of subsidiary equity as if they were converted to common shares.  Other non-controlling interests principally represent the portion of Centerline Financial Holdings owned by Natixis. During February 2010 all SCIs were redeemed and are no longer outstanding.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Income Taxes

The following table details the taxable and non-taxable components of our reported loss for the years ended:

(dollars in thousands)	2009	2008	% Change
Loss subject to tax	$(347,933)	$(183,866)	(89.2)%
Loss not subject to tax	(2,840,027)	(791,789)	(258.7)%
Loss before income taxes	$(3,187,960)	$(975,655)	(226.8)%
Income tax (benefit) provision	$(3,307)	$3,823	186.5%
Effective tax rate – consolidated basis	0.1%	(0.4)%
Effective tax rate for corporate subsidiaries subject to tax	1.0%	(2.1)%

Some of our pre-tax income is derived from our tax-exempt investments included in our Affordable Housing group, which are held within flow-through entities.

The CMBS and High-Yield Debt Fund Partnerships, which were managed by our Commercial Real Estate group, were held in vehicles which, if certain requirements are met, do not incur taxes.  Despite that, our Corporate Group, which owns this group of entities, must include the income distributed from them in its taxable income.  The Corporate Group is in a loss position and not currently taxable; without these losses, the income from these funds would subject us to tax.

Tax credit fund management, the other Commercial Real Estate businesses and our Portfolio Management and Credit Risk Products businesses are conducted in corporations and are subject to income taxes.  Our Corporate group is also housed in a corporate entity subject to taxation.

Management has determined that, in light of projected taxable losses in the corporate subsidiaries for the foreseeable future, any benefit from current losses and deferred tax assets will likely not be realized; hence a full valuation allowance has been recorded.

In 2009 we recognized an income tax benefit due to refund claim based on the Worker, Homeownership and Business Assistance Act of 2009 and reduction of the reserve for uncertain tax positions due to expiration of the statute of limitations.  In 2008, we recognized an income tax provision principally due to state and local income taxes.

For further information with respect to income taxes, see Note 26 to the consolidated financial statements.

Accounting Changes

During 2009 we adopted the following new accounting pronouncements:

1.
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 requires that a non-controlling interest (formerly displayed as minority interests in consolidated subsidiaries, preferred shares of subsidiary (not subject to mandatory repurchase) and limited partners’ interests in consolidated partnerships) be reported in equity and the amount of consolidated net income specifically attributable to the non-controlling interest be identified in the consolidated financial statements.  SFAS 160 was effective for us on January 1, 2009 and most of its provisions were applied prospectively, except for the presentation and disclosure requirements, which we applied retrospectively.  The adoption of SFAS 160 had no material impact on our consolidated financial statements.

2.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events, (“SFAS 165”), which became effective for the Company during the second quarter 2009.  SFAS 165 as amended by Accounting Standards Update (“ASU”) 2010-09 sets forth the circumstances and the period after the balance sheet date for which an entity should evaluate events for recognition or disclosure in its financial statements.  SFAS 165 requires that evaluation of subsequent events must include events that occur up to and including the date the financial statements are issued.  The adoption of SFAS 165 had no material effect on the Company’s results of operations and consolidated financial statements.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

3.
In January 2009, the FASB issued FASB Staff Position (“FSP”) EITF 99-20-1, Amendments to the Impairment of Guidance of EITF Issue No. 99-20, which was effective for the Company in the fourth quarter of 2008.  In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, both of which were effective for the Company in the second quarter of 2009.  These FSPs provide guidance on determining the fair value of assets and the amounts of other than temporary impairments in periods of market turbulence such as that experienced in 2009.  The adoption of the FSPs had no material effect on our consolidated financial statements.

See SECTION 7 – Recent Accounting Pronouncements for accounting pronouncements pending and not yet adopted.

Inflation

Inflation did not have a material effect on our results of operations for the periods presented.

SECTION 3 – RESULTS BY GROUP

The following table presents segment revenues, expenses and operating income for the years ended December 31, 2009 and 2008.  Transactions between segments are accounted for as third-party arrangements for the purposes of presenting segment results of operations.  Typical intersegment eliminations include fees earned from Consolidated Partnerships, asset management fees earned by Portfolio Management with respect to assets held by our other segments and intercompany interest.  See also Note 30 to the consolidated financial statements.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

(dollars in thousands)	2009	2008	% Change
Revenues:
Affordable Housing	$124,970	$166,037	(24.7)%
Commercial Real Estate	68,538	74,495	(8.0)
Portfolio Management	40,218	41,464	(3.0)
Credit Risk Products	7,062	8,508	(17.0)
Corporate	1,626	13,719	(88.1)
Consolidated Partnerships	294,966	339,959	(13.2)
Eliminations	(90,572)	(120,979)	25.1
Total revenues	$446,808	$523,203	(14.6)%
Expenses:
Affordable Housing	$305,674	$145,489	110.1%
Commercial Real Estate	112,479	58,724	91.5
Portfolio Management	23,325	33,103	(29.5)
Credit Risk Products	24,912	15,574	60.0
Corporate	267,910	291,263	(8.0)
Consolidated Partnerships	2,350,791	707,597	232.2
Eliminations	(90,572)	(122,552)	26.1
Total expenses	$2,994,519	$1,129,198	165.2%
Other income (loss)(1):
Affordable Housing	$(8,222)	$(5,708)	(44.0)%
Commercial Real Estate(2)	(109,248)	(67,599)	(61.6)
Portfolio Management	--	--	--
Credit Risk Products	--	(1,348)	100.0
Corporate	1,499	(138)	N/M
Consolidated Partnerships(1)	1,981,336	375,461	427.7
Eliminations	74,489	(11,100)	771.1
Total other income	$1,939,854	$289,568	569.9%
Income (loss) before other allocations(1):
Affordable Housing	$(188,926)	$14,840	N/M
Commercial Real Estate	(153,189)	(51,828)	(195.6)%
Portfolio Management	16,893	8,361	102.0
Credit Risk Products	(17,850)	(8,414)	(112.1)
Corporate	(264,785)	(277,682)	4.6
Consolidated Partnerships	(74,489)	7,823	N/M
Eliminations	74,489	(9,527)	881.9
Total loss before other allocations	$(607,857)	$(316,427)	(92.1)%
Net income (loss) attributable to Centerline Holding Company shareholders:
Affordable Housing	$(195,151)	$8,070	N/M
Commercial Real Estate	(153,283)	(51,686)	(196.6)%
Portfolio Management	16,893	8,361	102.0
Credit Risk Products	(16,125)	(8,192)	(96.8)
Corporate	(107,715)	(187,007)	42.4
Consolidated Partnerships	(74,489)	7,823	N/M
Eliminations	74,489	(9,527)	881.9
Net loss	$(455,381)	$(232,158)	(96.2)%

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
Financial Condition and Results of Operations
(continued)

Affordable Housing

The following factors impact comparability when evaluating the results of the Affordable Housing group:

•
Loss on impairment of assets recognized by this segment in 2009 was $96.1 million as compared to $19.5 million in 2008 as well as a recognition of $119.0 million loss reserve during 2009 related to Affordable Housing transactions and associated credit intermediation of Tax Credit Fund Partnerships (the remainder was recorded in the Credit Risk Products group).  Most of the 2009 impairments and the loss reserve relate to a planned restructuring of mortgage revenue bonds included in the 2007 re-securitization transaction as more fully described in Notes 23 and 31 to the consolidated financial statements.

•
The disruptions in the economy and credit markets have reduced the demand for tax credits, which has resulted in fewer tax credit fund originations during 2009, even as compared to the low levels during 2008.  During 2009, we raised $91.6 million of gross equity in Tax Credit Funds, as compared to $162.5 million of gross equity raised in 2008.

•
Beginning in the fourth quarter of 2008, the Affordable Housing group performs its own asset management services and thus fees, which averaged $2.7 million per quarter during 2008, are no longer paid to our Portfolio Management group for these services.

•
Certain bonds included in the December 2007 Freddie Mac re-securitization transaction were not considered “sold” for accounting purposes and we carry debt associated with those bonds (see Notes 8 and 15 to the consolidated financial statements). As the level of bonds and securitization debt changes, the amounts of mortgage revenue bond interest income, other interest income and interest expense in this group will fluctuate.

Revenues

For a discussion of the accounting policies with respect to revenue recognition, see Note 2 to the consolidated financial statements.

(dollars in thousands)	2009	2008	% Change
Interest income:
Mortgage revenue bond interest income	$37,772	$44,333	(14.8)%
Other interest income	38,026	48,254	(21.2)
Fee income:
Fund sponsorship	39,398	63,740	(38.2)
Mortgage origination fees	1,005	843	19.2
Mortgage servicing fees	998	751	32.9
Other:
Gain on sale of mortgage loans	3,186	1,861	71.2
Expense reimbursements	3,390	4,178	(18.9)
Miscellaneous	1,195	2,077	(42.5)
Total revenues	$124,970	$166,037	(24.7)%

Interest Income

Mortgage Revenue Bond Interest Income

Interest income earned from mortgage revenue bonds for 2009 declined due to the smaller average balance of bonds on the balance sheet period over period, due to either sale of the investments or sale recognition in connection with the re-securitization as noted above.  Throughout 2008, the guarantees precluding sale treatment of 27 bonds (with an aggregate amortized cost basis of $273.5 million) expired, and we recognized the bonds as sold.  During 2009, we re-recognized 46 mortgage revenue bonds included in the 2007 re-securitization that had defaulted and/or had been placed in special servicing with an aggregate fair value of $309.9 million and de-recognized nine bonds with an aggregate fair value of $85.0 million which were transferred out of special servicing during 2009 (see Note 15).  As our role as servicer of the bonds allows us to repurchase those bonds (although we do not intend to) we re-recognize bonds as assets when transferring into special servicing and de-recognize bonds when transferring out of special servicing.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

The following table presents information related to our mortgage revenue bond interest income:

(dollars in thousands)	2009	2008	% Change

Average portfolio balance (unpaid principal balance)	$679,838	$692,548	(1.8)%
Weighted average yield of portfolio	5.62%	6.40%

Other Interest Income

Other interest income includes the interest earned on retained interests from the 2007 re-securitization transaction (specifically the Series A-1 and Series B Freddie Mac Certificates) and interest on the stabilization escrow account established at the time of the re-securitization.  The decrease in revenue in 2009 is primarily the result of lower interest income on the stabilization escrow due to a lower balance in the 2009 as compared to 2008 as a result of escrow releases as well as the decline in interest rates earned on these balances.  As we plan to utilize the stabilization escrow to restructure property level debt, the income from that account will likely cease.

The decrease in this category is also attributable to the declining average yield related to the Series B Freddie Mac Certificates due to impairment recorded during 2008 and 2009 and due to the July 2009 sale of $145.0 million of Series A-1 Freddie Mac Certificates.

Fee Income

Fund Sponsorship

Economic factors have reduced the demand for tax credits, resulting in fewer tax credit fund originations during 2009 as compared to the prior period.  Given the current low demand in the market for tax credits, our current expectations are that total gross equity raised with respect to tax credit funds will be significantly less than historical levels until the economy stabilizes.

In evaluating fund sponsorship fees, management principally segregates such fees into categories based upon activity as provided in the table below.

(dollars in thousands)	2009	2008	% Change
Fees based on equity invested
Property acquisition fees	$847	$12,611	(93.3)%
Organization, offering and acquisition allowance fees	622	6,078	(89.8)
Fees based on management of sponsored funds
Partnership management fees	10,312	11,190	(7.8)
Asset management fees	21,099	25,728	(18.0)
Other fee income	6,518	8,133	(19.9)
Total fund sponsorship fee income	$39,398	$63,740	(38.2)%
Assets under management – tax credit funds	$9,278,261	$9,614,548	(3.5)%
Equity raised by tax credit funds	$91,557	$162,470	(43.6)%
Equity invested by tax credit funds(1)	$91,557	$472,978	(80.6)%
(1) Excludes warehoused properties that have not yet closed into an investment fund.

Fees Based on Equity Invested

While we may acquire properties on an ongoing basis throughout the year, we do not recognize property acquisition fees until we place the property into a sponsored fund.  Therefore, a change in timing of a fund closure may impact the level of revenues we recognize in a given period.  Additionally, the type of funds originated (whether for a single investor, multiple investors or one with specified rates of return) can affect the level of revenues as the fee rate for each varies.  In addressing the impact of the current business environment on the operations of this group, we are currently only acquiring properties for which we have a specific “take-out” by way of sale to a fund and are determining fee structures for each fund on a specific basis.  The fees recognized in 2009 reflect these situational business changes while the 2008 results reflect the carryover of fund activity conducted in late 2007.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Fees Based on Management of Sponsored Funds

We collect partnership management fees at the time a fund closes and recognize them over the first five years of the fund’s life.  Due to the expiration of the five-year service period for certain funds (and the absence of new funds), these fees which began to stabilize during the fourth quarter of 2008, decreased throughout 2009 and will continue to decrease in future years in the absence of new funds.

Asset management fees are collected over the life of the fund and recognized as earned.  The decrease in asset management fees in 2009 was primarily related to a reduction in the cash reserve balances of certain funds, causing an uncertainty as to the collectability of fees for these funds.  This factor was partially offset by the recovery of fees for which we had previously reserved, as asset disposition proceeds within certain funds allowed us to collect amounts owed to us.  We expect the recovery of such receivables to increase in future periods as the funds mature and begin to sell their investments.

Other fund management fee income includes construction service fees, administrative fees and credit intermediation fees.  Construction service fees have generally decreased due to the absence of mortgage revenue bond originations on which they are based.

Since mid-2006, the Affordable Housing group no longer provides credit intermediation for new funds (as credit intermediation of new funds is provided by and fees are earned directly by our Credit Risk Products Group).  This group continues to recognize fees for transactions prior to mid-2006; however, this fee stream continues to decline as amortization ends for fees related to older transactions.

Mortgage Origination Fees

(dollars in thousands)	2009		2008	% Change

Total mortgage origination activity(1)	$89,934		$96,247	(6.6)%
Mortgages originated in prior periods and sold during the period	12,718		8,062
Total mortgage origination activity recognized for GAAP and for which revenue is recognized	$102,652		$104,309	(1.6)%

		% of Total		% of Total
Fannie Mae	$29,648	28.9%	$28,070	26.9%
Freddie Mac	73,004	71.1	76,239	73.1
Total	$102,652	100.0%	$104,309	100.0%
(1) Includes all mortgages funded during the period.

Affordable multi-family mortgage originations activity decreased in 2009 as a result of continued stagnation in credit markets.  With respect to mortgage originations, we earn both origination fees (included in fee income) and cash gains on sale of the mortgages (see Other Revenues below).  During 2009, the combined amount increased by $1.5 million, or 55.0%, as compared to 2008.  These combined “up-front fees” increased during 2009 as the disruption in the credit markets has presented opportunities as lenders have exited the marketplace, and served to partially offset the decrease in origination volume.  We expect that the fee margins will moderate as more real estate lenders return to normalized business operations.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Mortgage Servicing Fees

(dollars in thousands)	2009	2008	% Change

Primary servicing portfolio at December 31	$397,258	$307,792	29.1%
Carrying value of MSRs	$5,200	$3,240	60.5%

Mortgage servicing fees increased in 2009 due to an increase in the servicing portfolio period over period.

Other Revenues

A decrease in expense reimbursements and miscellaneous revenues resulting from lower fund origination volume was offset by an increase in gain on sale of mortgage loans due to higher trading premium of Fannie Mae agency products (as discussed above) and an increase in gains we recorded in connection with recognizing mortgage servicing rights.

Expenses

General and administrative expenses include salaries and other costs of employees working directly in this business as well as allocations of corporate costs.

Interest expense in this segment represents direct financing costs, including on-balance sheet securitizations of mortgage revenue bonds, distributions on preferred shares of Equity Issuer and intercompany interest expense on cash we borrow from our corporate credit facility to warehouse tax credit property partnership investments prior to them being closed into a fund.

(dollars in thousands)	2009	2008	% Change

General and administrative expenses	$160,603	$48,847	228.8%
Interest expense:
Borrowings and financings	43,492	43,725	(0.5)
Derivatives – non-cash impact	(16,114)	12,092	(233.3)
Preferred shares of subsidiary	14,088	18,898	(25.5)
Depreciation and amortization	7,464	2,451	204.5
Loss on impairment of assets	96,141	19,476	393.6
Total expenses	$305,674	$145,489	110.1%
Average borrowing rate	5.94%	6.13%
Average SIFMA rate	0.41%	2.25%

General and Administrative

During 2009, we recorded a $119.0 million loss reserve for potential exposure related to the planned restructuring of mortgage revenue bonds included in the 2007 re-securitization transaction.  For a detailed discussion, see Note 31 to the consolidated financial statements.  Additionally, there was an increase of $9.8 million during 2009 in reserves against advances made to our sponsored funds as the amounts may not be collectable.  Excluding the loss reserves, the decrease in general and administrative expenses of $17.0 million in 2009 is primarily attributable to:

•
$8.0 million decrease in asset management and loan servicing fees.  Beginning in the fourth quarter of 2008, the Affordable Housing group performs its own asset management services and thus no further fees will be paid to our Portfolio Management group for these services;

•
$1.2 million reduction of salaries and benefits expense due largely to company-wide staff reductions, despite the Affordable Housing group performing its own asset management services beginning in December 2008;

•	$3.7 million decrease in tax credit acquisition costs due to the lower volume of fund closings;

•	$1.2 million reduction in legal expenses; and

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•	$0.8 million reduction in bonus expenses.

Interest Expense

The primary drivers of the decrease in interest expense for 2009 were:

•
A $28.2 million decrease in non-cash interest expense on derivatives was primarily due to favorable changes in the fair value of our free-standing derivatives of $21.0 million.  In addition to this decrease was the termination of six swaps during 2009 which resulted in a $7.2 million reduction to interest expense.  As of December 31, 2009, we are party to 19 interest rate swap agreements with the developers of properties underlying certain mortgage revenue bonds we previously owned.  Where able, we plan to continue terminating these developer swaps.  As the swaps are all out-of-the-money, we would record additional gains upon termination.

•	Cash interest expense on the above swaps, for which we are a variable interest receiver, increased $1.8 million, primarily the results of interest rates declining over the period.

•
Interest expense on preferred shares of subsidiary decreased due to the sale of certain Series A-1 Freddie Mac Certificates in July 2009 and the redemption of the related preferred shares.  We experienced a comparable decrease in revenues related to the Series A-1 Freddie Mac Certificates.

Depreciation and Amortization

The increase in the depreciation and amortization expenses during 2009 is due to the change in the amortization life (effective January 2009) of deferred financing costs related to our plan to redeem preferred shares in Affordable Housing, which was carried out in July 2009 as noted above and which we expect to continue as mandatory tender dates of the shares are reached.

Loss on Impairment of Assets

The table below provides the components of loss on impairment of assets for the periods presented:

	Years Ended December 31,
(in thousands)	2009	2008
Available-for-sale investments:
Series B Freddie Mac certificates	$44,830	$7,968
Stabilization escrow	39,987	--
Mortgage revenue bonds	9,114	10,928
Other	2,210	580
	$96,141	$19,476

Impairments in the 2009 periods resulted principally from the declining performance of properties that underlie the mortgage revenue bonds we re-securitized in 2007 and the anticipated use of the escrow to buy down or restructure bonds.  For detailed discussion, see Notes 23 and 31 to the consolidated financial statements.

Other (Loss) Income

(dollars in thousands)	2009	2008	% Change

Equity and other loss	$(9,396)	$(389)	N/M
Gain (loss) from repayment or sales of investments, net	1,174	(5,319)	122.1%
Total other loss	$(8,222)	$(5,708)	(44.0)%
N/M – not meaningful.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Equity and Other (Loss) Income

During 2009, we recorded charges of $8.9 million to write down the value of our equity interest in three tax credit property partnerships as we disposed of these equity interests for less than our basis.

Gain (Loss) from Repayment or Sales of Investments, Net

During 2009, we recognized a $0.6 million gain as a result of a collection on a bond which was fully impaired in prior years, as well as a $0.6 million gain on the foreclosure sale of two bonds in December 2009.

We recognized $4.8 million of other income in the first half of 2008 related to 24 mortgage revenue bonds re-securitized with Freddie Mac in December 2007, but for which continuing involvement had precluded sale treatment.  Due to the lapsing of this involvement, these bonds received sale treatment for accounting purposes.  The 2008 period also includes $7.6 million of incremental losses, the majority of which were recorded in the first quarter, associated with the re-securitization transaction.

Profitability

(dollars in thousands)	2009	2008	% Change

(Loss) income before other allocations	$(188,926)	$14,840	N/M
Net (loss) income	(195,151)	8,070	N/M
N/M – not meaningful.

The change in income before other allocations reflects the revenues and expense changes discussed above.  Incremental costs incorporated in Net (Loss) Income include allocations to the perpetual Equity Issuer preferred shares.

Commercial Real Estate

The following factors impact comparability when evaluating the results of the Commercial Real Estate group:

•
Our CMBS and CDO debt and equity investments, whether held by our funds or for our own account, experienced a significant decline in fair value and cash flow.  Actual and expected credit losses have been increasing sharply in the underlying assets, leading to significant impairments.  For 2009, our proportionate share of impairment charges recognized by the CMBS Fund Partnerships and the High-Yield Debt Fund Partnership was $92.2 million (as compared to $17.5 million in 2008).

•
AMAC (a publicly traded REIT that we manage) is developing a plan of liquidation.  As a result, revenue streams that we earned in 2008 (interest income on a loan, asset management fees, expense reimbursements) ceased in the third quarter of 2008.  In addition, we recorded a portion of AMAC’s GAAP losses during 2008 due to our co-investment and recorded charges to write down those investments when it began to develop its liquidation plan.  A further charge was recorded during 2009 as AMAC has not yet liquidated and the value of assets that we may recover has declined.

•
While we continue to originate mortgage loans for Fannie Mae and Freddie Mac, origination levels declined in 2009 due to tightening underwriting standards, although our earnings rate on originations has increased.

•
As part of an agreement with Nomura, in 2008 we began to act as collateral manager for two commercial real estate CDOs previously managed by Nomura and are managing a portfolio of assets that Nomura holds for its own account.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Revenues

For a description of our revenue recognition policies, see note 2 to the consolidated financial statements.

(dollars in thousands)	2009	2008	% Change

Interest income	$20,578	$26,360	(21.9)%
Fee income:
Mortgage origination fees	2,711	4,406	(38.5)
Mortgage servicing fees	19,201	18,998	1.1
Other fees:
CDO collateral management	5,101	5,696	(10.4)
Other fees	6,356	7,126	(10.8)
Other:
Gain on sale of mortgage loans	13,811	9,361	47.5
Prepayment penalties	453	1,252	(63.8)
Other revenues	327	1,296	(74.8)
Total revenues	$68,538	$74,495	(8.0)%

Interest Income

The decrease in interest income in 2009 is primarily attributable to the following:

•
$4.0 million of income in 2008 from our loan to AMAC with none recognized in 2009.  Due to the pending liquidation of AMAC, we stopped receiving interest payments in the third quarter of 2008 and do not anticipate future interest income from this loan; and

•
$1.3 million decrease in interest income earned on originated mortgage loans due to a lower level of loans outstanding on the warehouse line during the 2009 period as compared to the 2008 period and lower interest rates for originated loans.

As part of the March 2010 Restructuring, we sold all of our CMBS and retained CMBS certificate investments from this group as well as our loan to AMAC.  Accordingly, we will recognize no interest income from those investments after the sale.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Mortgage originations for the years ended December 31 are broken down as follows:

(dollars in thousands)	2009		2008	% Change

Total mortgage origination activity(1)	$488,737		$871,129	(43.9)%
Mortgages originated in prior periods and sold during the period	34,507		83,642
Less: mortgages originated but not yet sold(2)	(28,520)		(47,225)
Total mortgage origination activity recognized for GAAP and for which revenue is recognized	$494,724		$907,546	(45.5)%

		% of Total		% of Total
Fannie Mae	$457,815	92.5%	$672,517	74.1%
Freddie Mac	36,909	7.5	224,029	24.7
Conduit and other	--	--	11,000	1.2
Total	$494,724	100.0%	$907,546	100.0%
(1) Includes all mortgages funded during the period. (2) Included in Other Investments – mortgage loans held for sale.

With respect to mortgage originations, we earn both origination fees (included in fee income) and cash gains on sale of the mortgages (see Other Revenues below).  During 2009, the combined fees and cash gains increased $2.8 million, or 20.0%, as compared to 2008.  These combined “up-front fees” increased in 2009 as the disruption in the credit markets has presented opportunities as other lenders have exited the marketplace.  The increase in these “up-front fees” has served to fully offset the decrease in origination volume on a year to date basis, and partially offset the decrease in origination volume for the quarter.  We expect that the fee margins will moderate as more real estate lenders return to normalized business operation.

Mortgage Servicing Fees

(dollars in thousands)	2009	2008	% Change

Primary servicing portfolio at December 31	$8,387,885	$8,475,191	(1.0)%
Carrying value of MSRs	$55,784	$57,434	(2.9)

Mortgage servicing fees were relatively unchanged over the two years, consistent with the portfolios.

Other Fees

CDO collateral management represents fees earned in connection with a management agreement we entered into during the second quarter of 2008.  The decrease in the 2009 period is due to subordinated CDO fees which are no longer being received due to the hyper-amortization of certain CDOs.  As part of the March 2010 Restructuring, we sold our rights under the management agreement and, therefore, will recognize no further income in this category.

Other fee income includes incentive fees we received from the disposition of certain investments in a third-party commercial loan portfolio we began managing in 2008.  We have recognized $2.1 million of these incentive fees in 2009 compared to $2.7 million in 2008.  We expect no additional fees going forward.

Other Income

Prepayment penalties are received when early repayment of a loan occurs due to refinancing.  The decrease in prepayment penalties relates to a lower level of refinancing activity in 2009, primarily due to the difficulty in refinancing mortgages in the current credit environment.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Miscellaneous other revenue decreased in 2009, as compared to 2008 primarily due to a reduction in expense reimbursement of $0.8 million related to AMAC as a result of its pending liquidation.

Gain on sale of mortgage loans increased due to higher trading premium of Fannie Mae agency products in 2009 (as discussed above) as well as an increase in gain we recorded in connection with recognizing mortgage servicing rights.

Expenses

Interest expense in this segment represents direct financing costs, including asset-backed warehouse lines (used for mortgage loans we originate).  In addition, it includes interest on repurchase facilities (primarily used for CMBS fund investments until permanent financing is arranged for the pool of assets in a fund).  All outstanding repurchase facilities were paid-off and terminated during 2008 and replaced with a term note arrangement, which bears interest at a fixed rate of 20%.  This term note was paid off as part of the March 2010 Restructuring.

Other major expenses include amortization of mortgage servicing rights, salaries and other costs of employees working directly in this business as well as allocations of corporate costs.  This segment also includes costs to subcontract asset management and loan servicing functions to our Portfolio Management group at contracted rates.

(dollars in thousands)	2009	2008	% Change

General and administrative expenses	$46,535	$43,258	7.6%
Interest expense:
Borrowings and financings	2,406	5,767	(58.3)
Derivatives – non-cash impact	--	(13,444)	100.0
Depreciation and amortization	10,396	12,407	(16.2)
Loss on impairment of assets, net	53,142	10,736	395.0
Total expenses	$112,479	$58,724	91.5%

General and Administrative

General and administrative expense increased by $3.3 million in 2009 due primarily to the increase of $9.7 million in loan loss reserves for our loss sharing agreement with Fannie Mae (see Note 31 to the consolidated financial statements).  This was partially offset by a decrease in employee related cost and professional service fees resulting from general company-wide staff and cost reduction efforts. As part of the March 2010 Restructuring, we sold all of the operations other than mortgage originations.  As a result, the direct costs of the other parts of the business will not be incurred going forward.

Interest Expense

The decrease in borrowing and financing expenses during 2009 is primarily due to the lower market rates incurred to warehouse mortgage loans prior to sale and reduced borrowings related to lower origination volume and repayment of the CMBS term note.

Non-cash derivative expense relates to the change in the fair value of free-standing derivatives. The 2008 period includes $13.4 million of non-cash gains related to the reversal of previously recorded expense that we charged to a CMBS Fund Partnership on whose behalf we had entered the contracts.  There was no corresponding amount in 2009, as these swaps were terminated at the end of 2008.  See Note 28 to the consolidated financial statements.

Depreciation and Amortization

Depreciation and amortization decreased over the two year-period due to reduced amortization related to the declining MSR balance over the same period.

Loss on Impairment of Assets

During 2009, we recognized a $53.1 million OTTI related to CMBS investments and retained CMBS certificates we hold in this group for our own account.  The impairment was due to expected increases in credit defaults in the associated CMBS trusts.  During 2008, we recognized a $10.7 million OTTI related to retained CMBS certificates.  The impairments were due to actual and anticipated losses related to the underlying assets (see Note 23 to the consolidated financial statements).

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

As part of the March 2010 Restructuring, we sold all of the investments held in this group other than mortgage loans held for sale.  Accordingly, we do not anticipate further impairment charges in this group.

Other (loss) income

(dollars in thousands)	2009	2008	% Change

Equity and other (loss) income:
AMAC	$(5,300)	$(78,056)	93.2%
Consolidated Partnerships – co-investment	(90,669)	(16,274)	(457.1)
Consolidated Partnerships – management and incentive allocations	16,183	23,969	(32.5)
Impairment of loans to Consolidated Partnership	(28,479)	--	(100.0)
Other	(983)	2,762	(135.6)
Total other income (loss)	$(109,248)	$(67,599)	(61.6)%

Equity and other (loss) income

The declining performance of AMAC (resulting from the disruption in mortgage and credit markets) resulted in AMAC suspending most of its activities beginning in late 2007.  Subsequently in 2008, AMAC suffered margin calls which severely limited its liquidity and resulted in our recognition of impairment charges for our investments in and loans to AMAC. As AMAC is developing a plan of liquidation, we stopped recording equity losses related to its operations in the fourth quarter of 2008 and recorded an impairment charge in the third quarter of 2008 for the loan we had provided to AMAC.  That charge was determined based upon our estimate of amounts we could realize by recovering assets upon the liquidation, which has not yet occurred.  During 2009, several of those assets lost their value, primarily due to defaults within AMAC’s CDO, rendering the CDO equity worthless.  As a result, we recorded an additional impairment charge of $5.3 million in 2009.

Also included is equity income from the CMBS Fund Partnerships and the High-Yield Debt Fund Partnership for which we acted, until the March 2010 Restructuring, as general partner and owned a portion of the funds at varying ownership percentages, generally 5%.  While the funds were cash-flow-positive in 2008 and 2009, their GAAP net income includes charges for OTTI of investments they hold.  Asset impairment charges recognized by the CMBS Fund Partnerships and the High-Yield Debt Fund Partnership in 2009 were $1.93 billion; our proportionate share was $92.2 million.  Asset impairment charges recognized by the funds in 2008 were $317.3 million; our proportionate share was $17.5 million.

We also earn income allocations from managing the funds as well as incentive allocations if the investment return in the fund exceeds specified hurdles.  These allocations declined in the 2009 period due to the ongoing disruption in commercial real estate which has reduced the cash income of the funds.  As the impairment charges discussed above reflect the expectation of future credit losses, they did not impact the equity allocations we received to manage the funds.

Impairment of loans to Consolidated Partnership relates to monies we had loaned to a CMBS Fund Partnership. Increasing credit losses of the assets underlying the CMBS investments the fund holds have decreased the cash flows the fund is collecting.  As a result, the collectability of our loans to the fund was not assured and, accordingly, we recorded a reserve to write them down to the amount we believe is realizable (see Note 29 to the consolidated financial statements).

As part of the March 2010 Restructuring, we sold our interests in the CMBS Fund Partnerships, the High-Yield Debt Fund Partnership and our loan to AMAC, so we will no longer absorb losses related to their operations.

Profitability

(dollars in thousands)	2009	2008	% Change

Loss before other allocations	$(153,189)	$(51,828)	(195.6)%
Net Loss	(153,283)	(51,686)	(196.6)

The change in loss before other allocations reflects the revenues and expense changes discussed above.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Portfolio Management

The following factors impact comparability when evaluating the results of the Portfolio Management group:

•
Our total primary loan servicing portfolio decreased to $19.7 billion at December 31, 2009, as compared to $22.0 billion at December 31, 2008, due principally to declining pre-securitization servicing.  Meanwhile, our 2009 special servicing portfolio increased to $7.8 billion, as compared to $2.1 billion in 2008.  Both portfolios have been affected by the disruption in credit markets.

•
Beginning in the fourth quarter of 2008, the Affordable Housing group performs its own asset management services and thus no longer pays fees (which averaged $2.7 million per quarter in 2008) to the Portfolio Management group for such services, although this group continued to service mortgage loans for the Affordable Housing group.

As part of the March 2010 Restructuring, we sold this business and, therefore will no longer reflect its operations going forward.

Revenues

For a description of our revenue recognition policies, see Note 2 to the consolidated financial statements.

Until the March 2010 Restructuring, our Portfolio Management group recognized servicing fee income, including primary and special servicing.  Assumption and substitution fees, included within other fee income below, were earned for modifications of loans in the servicing portfolio.  This group also earned fees for performing asset management and loan servicing for the Commercial Real Estate group at estimated market rates as applied to assets under management or contracted rates for loans serviced.

This group also earned interest income on escrow balances serviced. We will retain that income stream following the March 2010 Restructuring.

(dollars in thousands)	2009	2008	% Change

Interest income	$824	$6,939	(88.1)%
Fee income:
Asset management:
Primary servicing	9,067	9,925	(8.6)
Special servicing	12,933	1,494	765.7
Inter-segment	5,828	13,928	(58.2)
Other fee income	10,209	7,913	29.0
Other	1,357	1,265	7.3
Total revenues	$40,218	$41,464	(3.0)%

(dollars in millions)	2009	2008	% Change

Primary Servicing Portfolio(1)	$19,658.5	$22,000.2	(10.6)%
Special Servicing Portfolio	$7,819.2	$2,120.4	268.8
Carrying value of MSRs	$599	$3,031	(80.2)
(1) Includes sub-servicing of the Commercial Real Estate and Affordable Housing servicing portfolios.

Interest income

Interest income in this segment is a function of the size of escrow accounts managed as part of the servicing portfolio and the rate that is earned on those funds.  During 2009 the average interest rate on the escrow accounts decreased from 2.0% for the twelve months ended December 31, 2008 to 0.2% for the twelve months ended December 31, 2009 which is the major driver behind the significant decrease in our interest income.  In addition, average escrow account balances decreased from $420 million during 2008 to $335 million in 2009, primarily the result of a decline in securitization volumes.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Fee income

Asset Management/Servicing

Primary servicing fees were down for 2009, commensurate with the declines in the Primary Servicing Portfolio.  Special Servicing fees were up $11.4 million for the year as the Special Servicing Portfolio showed significant growth amid CMBS loan delinquencies and defaults.  Inter-segment asset management fees decreased during 2009 as a result of the aforementioned transfer of Affordable Housing asset management into that group.

Other Fee Income

The increase in other fee income during 2009 is primarily attributable to an increase in extension fees of $4.1 million and liquidation revenues of $2.1 million on loans in Special Servicing partially offset by a decrease in assumption fees of $3.9 million.

Expenses

Expenses in this segment include salaries and other costs of employees working directly in this business as well as allocations of corporate costs.

(dollars in thousands)	2009	2008	% Change

General and administrative expenses	$20,787	$28,211	(26.3)%
Interest expense	--	581	(100.0)
Depreciation and amortization	2,538	4,311	(41.1)
Total expenses	$23,325	$33,103	(29.5)%

General and administrative

General and administrative expenses declined due to lower expenses associated with asset management services related to our Affordable Housing group which is now performed within that group as discussed above.  These declines were partially offset by growth in expenses related to our special servicing business, which was sold in connection with the March 2010 Restructuring.

Depreciation and amortization

Depreciation and amortization expenses decreased during 2009 as a result of lower amortization of mortgage servicing rights.  The majority of the mortgage servicing rights in this segment was recorded upon acquisition of this business in 2006 and certain of those assets were fully amortized during the first quarter of 2008.  Most of the remaining balance was fully amortized during the third quarter of 2009.

Profitability

(dollars in thousands)	2009	2008	% Change

Income before other allocations	$16,893	$8,361	102.0%
Net Income	16,893	8,361	102.0

The change in income before other allocations reflects the revenues and expenses changes discussed above.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Credit Risk Products

The following factor impacts comparability when evaluating the results of the Credit Risk Products group:

•
This group recognized a $21.0 million loss reserve during 2009 related to a planned restructuring of Affordable Housing mortgage revenue bonds included in the 2007 re-securitization transaction and associated credit intermediation of Tax Credit Fund Partnerships.  The planned restructuring may impact credit intermediation transactions Centerline Financial has entered into, as more fully described in Note 31 to the consolidated financial statements.

•
Beginning in the fourth quarter of 2007, we began purchasing syndicated corporate debt investments in anticipation of a collateralized loan obligation transaction.  Principally as a result of market conditions, we did not purchase any additional investments during 2008 and instead liquidated our positions.  Substantially all of the assets were sold at a loss by December 31, 2008 and the debt utilized to acquire the assets was repaid, reducing interest expense.

•
We eliminated the personnel associated with the syndicated corporate debt investing portion of the business during the fourth quarter of 2008, and several positions in the credit intermediation portion during 2009, lowering the group’s cost structure.

Our current outlook is that little, if any, new business will be carried out in our Credit Risk Products group in the near future, given current market conditions.

Revenues

For a description of our revenue recognition policies, see Note 2 to the consolidated financial statements.

(dollars in thousands)	2009	2008	% Change

Interest income	$193	$3,230	(94.0)%
Credit intermediation fees	6,854	4,664	47.0
Other revenues	15	614	(97.6)
Total revenues	$7,062	$8,508	(17.0)%

Interest income

Interest income on capital balances maintained at Centerline Financial decreased $1.6 million during 2009 due to the decline in interest rates and declining cash balances as its capital requirements declined.  In addition, during 2008 there was interest income of $1.4 million from investments in syndicated corporate debt, the majority of which was sold prior to December 31, 2008.

Credit Intermediation Fees

In April 2009, the Affordable Housing group purchased the limited partnership interest in one of the credit intermediated funds that it had sponsored.  As a result, Centerline Financial was released of its obligation under the associated credit intermediation agreement resulting in the recognition of $1.0 million of previously deferred fees.  In addition, there was a true-up of credit enhancement fees earned in 2009 for two funds which resulted in an increase of $2.2 million.  Partially offsetting these increases was a decrease of revenue earned in 2009 due to two agreements that were terminated in November 2008.  As we are not currently entering into any new such agreements, we expect that this fee stream will generally continue to decline, with the exception of future true-up fees which cannot be estimated at this time.

Expenses

Interest expense in this segment represents direct financing costs, as well as intercompany interest expense on cash this group may borrow from our corporate credit facility and net costs from interest rate swap contracts.  Other expenses in this segment include salaries and other costs of employees working directly in this business as well as allocations of corporate costs.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

(dollars in thousands)	2009	2008	% Change

General and administrative expenses	$24,421	$10,799	126.1%
Interest expense:
Borrowings, including net cash impact of derivatives	(243)	1,122	(121.7)
Derivatives – non-cash impact	691	(1,071)	164.5
Depreciation and amortization	43	1,876	(97.7)
Impairment of assets	--	2,848	(100.0)
Total expenses	$24,912	$15,574	60.0%

General and Administrative

During 2009, we recorded a loss reserve of $21.0 million for potential exposure related to the planned restructuring of mortgage revenue bonds included in the 2007 re-securitization transaction (the majority of the total reserve was recorded by the Affordable Housing group).  For a detailed discussion, see Note 31 to the consolidated financial statements.  Excluding the loss reserve, general and administrative expenses decreased $7.4 million in 2009 primarily due to:

•
$2.7 million reduction in professional fees paid to Natixis for advisory services.  One of these agreements was terminated in October 2008.  Under another agreement (approximately $0.4 million in expense per quarter), we reached the maximum fee level under the agreement in May 2009 and will incur no more such expenses.

•	$1.2 million reduction in consulting and legal costs due to the absence of new or planned business activity.

•
$1.9 million net reduction in salaries and benefits expense (due to reduction in personnel) partially offset by severance costs incurred in the first quarter of 2009 due to the departure of an executive officer in this group.

•	Lower headcount in this group, which also resulted in lower administrative allocations of $0.8 million.

•	$0.2 million reduction in income tax expense relating to a state tax refund.

Interest Expense

Interest expense on borrowings decreased as the 2008 periods included costs incurred in connection with the syndicated corporate debt warehouse line which was terminated in November 2008.  In addition, 2009 includes net cash receipts from an interest rate swap.  Change in fair value of derivatives in both periods relates to one interest rate swap with a third-party.

Impairment of Assets

We recognized impairment charges in 2008 (primarily in the first quarter) due to the declining value of syndicated corporate debt securities.  As we determined early in 2008 that we would not hold the investments until recovery, we concluded that the declines in fair value were other-than-temporary.  The majority of these investments were sold prior to December 31, 2008.

Other (Loss) Income

(dollars in thousands)	2009	2008	% Change

Loss on sale of assets	$--	$(1,348)	100.0%

In 2008, we sold syndicated corporate debt investments at a loss of $2.8 million, portions of which we recorded as impairment charges in periods prior to the sales (as described above).

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Profitability

(dollars in thousands)	2009	2008	% Change

Loss before other allocations	$(17,850)	$(8,414)	(112.1)%
Net loss	(16,125)	(8,192)	(96.8)

The change in loss before other allocations reflects the revenue and expense changes discussed above.  Net loss includes the non-controlling interest allocation to Natixis.

Corporate

Revenues

For a description of our revenue recognition policies, see Note 2 to the consolidated financial statements.

(dollars in thousands)	2009	2008	% Change

Interest income	$1,238	$9,940	(87.5)%
Other revenues	388	3,779	(89.7)
Total revenues	$1,626	$13,719	(88.1)%

Interest Income

The decrease in interest income was primarily due to reduced amounts of intercompany interest charged to the operating groups as our overall borrowings and expense have decreased (see discussion of interest expense below and under SECTION 2 – CONSOLIDATED RESULTS OF OPERATIONS).

Other Revenues

The decrease in other revenues was primarily due to the termination of inter-segment royalty arrangements.  In addition, we received a real estate advisory fee during 2008 in the amount of $0.8 million to which no such services were rendered during 2009.

Expenses

Expenses in our Corporate group include central business functions such as executive, finance, human resource, IT and legal as well as costs related to general corporate debt.  As we consider all acquisition-related intangible assets to be Corporate assets, their amortization, impairment and write-offs are also included in this group.

(dollars in thousands)	2009	2008	% Change

General and administrative expenses	$74,442	$61,455	21.1%
Interest expense:
Borrowings and financings	27,880	33,272	(16.2)
Derivatives – non-cash impact	(3,840)	2,867	(233.9)
Depreciation and amortization	18,567	24,985	(25.7)
Write-off of goodwill and intangible assets	150,796	152,792	(1.3)
Loss on impairment of assets	65	15,892	(99.6)
Total expenses	$267,910	$291,263	(8.0)%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

General and Administrative

General and administrative expenses increased during 2009 due to the $30.8 million lease termination restructuring charge (see Note 22 to the consolidated financial statements).  Excluding that charge, this category decreased by $17.8 million in 2009 which primarily relates to:

•	$11.0 million decrease in salaries, benefits and bonus expense due to reduction in personnel;

•	$2.1 million decrease in professional fees, primarily lower auditing and accounting fees as a result of lower volume of business and greater efficiencies; and

•	$3.9 million decrease in rent expense, primarily the result of rent expenses recorded during 2008 in connection with office space we no longer use in operations.

Interest Expense

Prior to the fourth quarter of 2008, we applied hedge accounting to a swap we had entered into to hedge the interest rate risk associated with the Term Loan and Revolving Credit Facility.  In the fourth quarter of 2008, we discontinued hedge accounting and treated it as a free-standing derivative, including changes in the swap’s fair value in interest expense.  In 2009, the $6.5 million favorable change in fair value was the primary cause of the decline in interest expense compared to 2008.  We terminated the swap agreement in June 2009.

Declining balances on the Term Loan and Revolving Credit Facility resulted in a decrease to interest expense of $3.9 million.  This decrease more than offset the increases that were due to the increased borrowing rates that occurred during 2009 as compared to 2008, pursuant to the December 2008 amended terms.  See further discussion under “Interest Expense” in SECTION 2 – CONSOLIDATED RESULTS OF OPERATIONS.

Depreciation and Amortization

The decrease in depreciation and amortization during 2009 is principally due to the acceleration of leasehold improvement amortization during 2008 in anticipation of the intended relocation of our corporate headquarters and the write-off of assets at other offices that we closed.  In addition, in connection with the Term Loan and Revolving Credit Facility amendment in December 2008, we wrote-off the remaining deferred financing costs associated with the previous arrangement at that time.  The deferred financing costs related to the amendment of our credit facilities in December 2008 was significantly lower than the previous arrangement resulting in lower amortization expense during 2009.

Write-off of Goodwill and Intangible Assets

As more fully described in Note 11 to the consolidated financial statements, we test goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.  During 2009, there was an indication of impairment primarily caused by the continued increase in actual and projected defaults in the structured finance vehicles in which we and some of our funds invest.  As a result of our testing, we recognized a $145.3 million goodwill impairment related to CAHA and Centerline Investors.  In addition, as the default levels within the CDOs rose to a level such that the revenue associated with a collateral management intangible asset are no longer assured, we re-evaluated the fair value of the contract and determined that its value was immaterial.  As such, we recorded an impairment charge to write off the unamortized balance of $5.5 million.

Similarly, during 2008, we recognized a $92.8 million goodwill impairment in our Corporate Group relating to Centerline Mortgage Capital Inc. and CAHA, and a $60.0 million impairment of intangible assets.  The intangible assets written off primarily related to a reduction in transactional relationships associated with Freddie Mac and Fannie Mae as a result of their conservatorship, and also included those related to AMAC and certain mortgage banking licenses.

Loss on Impairment of Assets

During 2008 we wrote off $15.9 million of leasehold improvements related to the lease of office space we no longer plan to occupy.  Upon that determination, we wrote-off the carrying value of those assets. No material asset impairments were recorded during 2009.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Consolidated Partnerships

Consolidated Partnerships include entities in which we have a substantive controlling general partner or managing member interest or in which we have concluded we are the primary beneficiary of a variable interest entity (“VIE”).  With respect to the Tax Credit Fund Partnerships and Tax Credit Property Partnerships, we have no equity interest or, in the case of 39 partnerships, an insignificant equity interest.  With respect to the CMBS Fund and High-Yield Debt Fund Partnerships, prior to the March 2010 Restructuring, we had ownership of between 5.0% and 25.0% and also received additional equity income allocations as manager.

As part of the March 2010 Restructuring, we sold our management interests in the CMBS and High-Yield Debt Fund Partnerships and, accordingly, will no longer reflect their operations in our consolidated financial statements.

A summary of the impact the Consolidated Partnerships have on our Consolidated Statements of Operations is as follows:

	Years Ended December 31,
	2009			2008
(in thousands)	Tax Credit Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total	Tax Credit Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total
Revenues	$78,902	$216,064	$294,966	$86,738	$253,221	$339,959
Interest expense	(9,213)	(140,052)	(149,265)	(15,300)	(149,722)	(165,022)
Loss on impairment of assets	(30,151)	(1,929,699)	(1,959,850)	--	(317,264)	(317,264)
Other expenses	(139,582)	(27,692)	(167,274)	(128,385)	(10,455)	(138,840)
Partnership expenses eliminated in consolidation	(70,778)	(3,624)	(74,402)	(82,906)	(3,565)	(86,471)
Other loss	(593,347)	(5,420)	(598,767)	(279,062)	(4,705)	(283,767)
Allocations to limited partners	764,166	1,815,937	2,580,103	419,043	240,185	659,228
Net impact	$(3)	(74,486)	$(74,489)	$128	7,695	$7,823

The net impact represents the equity income we earn on our co-investments which is included in our net income (loss).  See SECTION 2 – Consolidated Results of Operations – Other Items.

The following table summarizes the number of Consolidated Partnerships over the two year period:

	December 31,
	2009	2008

Tax Credit Fund Partnerships	137	135
Tax Credit Property Partnerships	52	55
CMBS Fund Partnerships	5	5
High-Yield Debt Fund Partnership	1	1

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

These partnerships recognized revenue related to rental income and interest on investments they hold.  The decrease in revenues is primarily due to a reduction in interest income of $6.8 million resulting from a decrease in interest rates during 2009 compared to 2008 as well as a reduction in interest bearing investments as capital was deployed to invest in property level partnerships.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Interest expense for Tax Credit Fund and Property Partnerships relates to borrowings to bridge timing differences between when the funds deploy capital and when subscribed investments are received.  The expense declined during 2009 as the lower fund origination activity resulted in lower levels of debt.

Loss on impairment of assets represents asset write offs that Tax Credit Fund Partnerships recognized in connection with impaired investments in non-consolidated tax credit property partnerships.

Other losses principally represent the equity losses that Tax Credit Fund Partnerships recognize in connection with their investments in non-consolidated tax credit property partnerships.  The significant increase during 2009 resulted from impairments recognized in the Tax Credit Fund Partnerships with respect to property level partnerships, as investment values have declined along with the value of tax credits associated with the properties.  See further discussion under “Other Losses from Consolidated Partnerships” in SECTION 2 – CONSOLIDATED RESULTS OF OPERATIONS.

As third-party investors hold virtually all of the equity interests in these entities, we allocate results of operations of these partnerships to such third-party investors except for the amounts shown in the table above which represent our nominal ownership.

CMBS Fund Partnerships and High-Yield Debt Fund Partnership

Revenues of the CMBS and High-Yield Debt Fund Partnerships reflect the following decreases:

•	lower interest earned in the current year due to the November 2008 sale of investments by the High-Yield Debt Fund Partnership;

•	non-accrual of interest for certain mortgage loan investments and CMBS structured investments held by the CMBS and High-Yield Debt Fund Partnerships due to uncertain collectability; and

•	lower interest earned on cash and restricted cash balances (due to a significant drop in interest rates during 2009).

Partially offsetting the 2009 decline were rental revenues recognized by the High-Yield Debt Fund Partnership related to properties on which it foreclosed.

Both periods reflect asset impairment charges with respect to investments in CMBS, retained CMBS certificates and mortgage loans held for investment.  While defaults in commercial real estate have climbed in recent periods, expectations of default levels within the CMBS trusts and CDOs in which the funds invest climbed sharply in the second half of 2009.  As a result, the impairments during 2009 were significantly higher due to the decrease of expected principal and interest cash flows on the CMBS investments.  See further discussion under “Other (Loss) Income” in the Commercial Real Estate discussion in SECTION 3 – RESULTS BY GROUP of this MD&A and Notes 23 and 24 to the consolidated financial statements.

As third-party investors hold most of the equity interests in these entities, we allocate results of operations of these partnerships to such third-party investors except for the amounts shown in the table above which represent our co-investment.

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

Economic events since 2007 have negatively impacted our liquidity in several key areas.  We have seen:

from an operational perspective:

•
a significant decline in transaction related revenues, primarily due to fewer investors for our Affordable Housing and Commercial Real Estate funds, as many of our earnings streams involve establishing and managing such funds while many of our costs are fixed. In addition, we have experienced lower volume of mortgage originations for Fannie Mae and Freddie Mac;

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•
increasing rates of default in commercial real estate, which have resulted in reduced cash flows within and downgrades of structured finance vehicles, leading to “hyper-amortization” of debt senior to the securities in which our funds invest.  The resulting decline in cash flows to the funds has reduced the cash we can realize from both managing and co-investing in the funds and to repay loans we had made to one fund.  The increasing rates of default have also negatively impacted the cash flow to CMBS and retained CMBS certificates that until the March 2010 Restructuring we held directly;

•
increasing rates of default in our Affordable Housing portfolio, which have resulted in declining cash flows on our Series B Freddie Mac certificates.  This led us to conclude that substantially all of an escrow account (associated with the re-securitization from which we retained those certificates) will not be recovered, as the cash will instead be needed to restructure the debt for some of the underlying property partnerships.  We may also be required to provide additional funds to restructure other properties; and

•	increasing rates of default in our portfolio of loans under the DUS and DUI programs which we expect to increase cash outflows required under our loss sharing arrangements.

from a capital structure perspective:

•
a sharp decline in our common share price and the general environment for equity offerings, which made obtaining equity capital extremely difficult.  In addition we are no longer a New York Stock Exchange listed company;

•	a decline in available debt financing and an increase in its cost; and

•
turbulence in the credit markets that began in 2007 led to decreased availability of many forms of financing.  Specifically, since mid-2007 we experienced more constrained credit in the following areas:

o
for asset-backed financing (such as we use to fund Fannie Mae and Freddie Mac mortgage originations in our Commercial Real Estate and Affordable Housing groups), the capacity of our financing facilities has decreased while the cost of borrowing has increased;

o	market stagnation and asset impairments prevented the refinancing of debt in a CMBS Fund Partnership;

o
for our Term Loan and Revolving Credit Facility, the terms included a higher rate of interest and more stringent covenants (including restrictions on funding new business opportunities and incurring any additional debt without lender approval) than had been the norm in prior periods. In addition, our Term Loan and Revolving Credit Facility prohibited us from paying common and preferred dividends.  The only exception to this limitation was for dividends related to the preferred shares of Equity Issuer and distributions from our REIT subsidiary;

o
under the terms of our Term Loan and Revolving Credit Facility, there were rapid amortization requirements and we were required to utilize any excess cash available (as defined in the agreement) to pay down the debt each quarter end.  We were also required to generate specified levels of cash from sale or collection of certain non-core assets and to reduce the balance of the Term Loan to specified levels at specified dates; and

o	under the terms of the Revolving Credit Facility, the amount available to borrow for working capital needs declined from $15.0 million to $10.0 million on October 1, 2009, as scheduled.

In July 2009, we entered into an authorization agreement with an affiliate of Island Capital Group LLC (“Island”) pursuant to which we authorized Island to negotiate with our creditors and other claimants on its behalf for a restructuring and settlement of our debt and certain components of our equity.  The execution of the authorization agreement followed an indication of interest by Island to potentially submit a proposal to engage in a merger or similar transaction with Centerline.  We also retained a leading financial advisory firm, Rothschild Inc., to assist management with an evaluation of business and strategic alternatives and to find alternative sources of capital.

Management also pursued other strategies to maintain and improve liquidity including:

•	instituting measures to reduce general and administrative expenses;

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•	continuing to sell investments that did not meet our long-term investment criteria; and

•	exploring alternatives that would allow the release of cash in escrow associated with various historical transactions.

In March 2010, we reached agreements to sell some of our Commercial Real Estate group’s assets and all of our Portfolio Management group, to restructure our Term Loan and Revolving Credit Facility, to restructure certain of our equity, to settle certain outstanding liabilities and to restructure the terms of our credit intermediation agreements.  See Note 32 to the consolidated financial statements for a detailed description of these agreements and Capital Resources later in this section for further discussion.

We believe that the newly structured financing facilities and operating cash flows from businesses that will remain following the March 2010 Restructuring are adequate to meet our immediate and long-term liquidity requirements with respect to our operations.

Cash Flows

(in thousands)	2009	2008

Net cash flow from operating activities	$10,457	$(1,088)
Net cash flow from investing activities	249,989	14,133
Net cash flow from financing activities	(268,597)	(46,277)
Net change in cash	$(8,151)	$(33,232)

Operating Activities

Operating cash flows include the warehousing of mortgage loans that we originate and sell to Fannie Mae and Freddie Mac, each of which has an associated sale commitment that allows us to recoup the full amount expended and repay the associated warehouse financing described in Financing Activities below.  Excluding these amounts from both years, operating cash flows were $(8.0) million in 2009 as compared to $(45.2) million in 2008.  While our net loss was significantly higher in 2009, the decrease was predominantly due to non-cash impairment charges and recognition of fund-level equity losses.  The increase in operating cash flows was driven principally by lower working capital needs, more focused cash management, lower interest costs as we reduced debt and cost reduction initiatives.  The increase was partially offset by the reduction in business volume and the associated fee income we normally receive at the time we originate funds and mortgage loans.

Investing Activities

Positive investing cash flows in 2009 were largely attributable to the sale of certain Series A-1 Freddie Mac Certificates.  General economic conditions have also resulted in an overall reduction in investing activities while we have also sold non-core investments in the current period, in part to meet requirements of our Term Loan and Revolving Credit Facility.  Additionally, we are no longer acquiring partnership interests in tax credit properties without a stated take out, so the 2009 period included a higher level of net cash realized from collecting investment advances to funds.  Lastly, 2009 includes significant releases of cash escrows in connection with the re-securitization transaction in December 2007, while the 2008 period included large deposits into the escrow accounts.

Financing Activities

Financing cash flows in the current year period were lower than the prior year period principally due to the 2009 retirement of subsidiary equity (in connection with the sale of Series A-1 Freddie Mac Certificates noted above) while the 2008 period included the issuance of our 11.0% Preferred shares.  This category also reflects a lower level of distributions paid and a higher level of debt repayments in the 2009 period, both as required under our Term Loan and Revolving Credit Facility.  Additionally, the level of financing inflows and outflows will vary with the level of mortgage originations which also impacts operating cash flows as described above.  We finance those originations with warehouse lines that are repaid as the loans are sold.  Excluding the financing of mortgage loan originations discussed in Operating Activities above, total debt repaid in the 2009 period was $97.7 million (compared to a net reduction of $78.2 million in 2008) including senior debt and bond securitization debt.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Liquidity Requirements after December 31, 2009

Equity distributions declared through January 31, 2010, which were paid through February 28, 2010, are as follows:

(In thousands)
Equity Issuer Preferred shares	$2,583

Funding for distributions on the Equity Issuer Preferred shares is offset by an equal amount of income received from our investment in Series A-1 Freddie Mac Certificates.

In January and February 2010, we repaid the $11.1 million Term Loan balance outstanding as of December 31, 2009.

We extended the due date of the CMBS term loan (with a balance of $3.2 million as of December 31, 2009) until March 31, 2010.  We repaid a portion of the balance in January and February 2010 and paid the remaining balance concurrent with the March 2010 Restructuring.

See Note 32 to the consolidated financial statements for discussion of other payments to settle liabilities owed to unsecured creditors concurrent with the March 2010 Restructuring.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way (see also Commitments and Contingencies below).

Fair Value Disclosures

In accordance with GAAP, we have categorized our assets and liabilities recorded at fair value into a three-level hierarchy based on the observability of the inputs to their valuations.  More information regarding the fair value hierarchy is provided in Note 5 to the consolidated financial statements.

The current lack of liquidity in the financial markets has caused credit spreads to widen dramatically on investments and many of our investments are currently illiquid.  In liquid markets, readily available or observable prices are used in valuing mortgage related positions.  In less liquid markets, such as those we have encountered since the second half of 2007, we may be required to utilize other available information and modeling techniques to estimate the fair value for our positions.

Similar to other market participants, we are confronted by valuation related issues.  These include:

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

As defined, “Level 3” assets are those for which inputs to valuation are not observable in the marketplace and, therefore, require significant judgment in determining fair value. Provided below is the percentage of Level 3 assets as compared to total assets measured at fair value.  We had no Level 3 financial liabilities for the periods presented.  For additional information, including a discussion of the related valuation techniques for Level 3 assets, see Notes 2 and 5 to the consolidated financial statements.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Years Ended December 31,
(in thousands)	2009	2008
Level 3 assets held for our own account:
Series A-1 Freddie Mac Certificates	$183,093	$335,047
Series B Freddie Mac Certificates	61,003	123,122
Mortgage revenue bonds	245,671	69,217
Retained CMBS certificates(1)	8,025	7,313
CMBS(1)	1,430	2,550
Goodwill(2)	103,585	248,978
Mortgage servicing rights(3)	63,097	65,599
Other intangible assets(2)	17,723	37,189
Level 3 assets held by Consolidated Partnerships(1):
CMBS	126,195	182,828
Retained CMBS certificates – available-for-sale	6,646	9,867
Retained CMBS certificates – held-to-maturity(3)	52,277	47,310
CDO debt and equity	536	33,189
Total Level 3 assets	$869,281	$1,162,209
Level 3 assets as a percentage of total fair value assets	93.0%	91.1%
(1) Included in the March 2010 Restructuring. (2) Non-financial asset fair valued on a non-recurring basis. (3) Financial asset fair valued on a non-recurring basis.

The primary decrease in Level 3 assets relates to the sale of Series A-1 Freddie Mac Certificates and impairment of goodwill and Series B Freddie Mac Certificates.  In addition, the value of investments held by our Consolidated Partnerships decreased principally due to increasing levels of actual and expected default in commercial real estate.

Except for non-core assets and the March 2010 Restructuring, we have the intent to hold our investments until maturity or recovery, and it is not likely that we will be required to sell the assets.  Likewise, the Consolidated Partnership group typically has the intent to hold their investments until maturity or recovery, and it is not likely that they will be required to sell the assets.  The premise of fair value under GAAP, however, is that assets generally should be valued on the basis of their current market value and, if no market exists, on a hypothetical market value (regardless of whether we plan to sell or would sell under market conditions such as those we are currently experiencing).  We have not historically sold investment assets in market transactions (and consider the March 2010 Restructuring to be an exceptional case), but rather have held them until one of (a) maturity (b) optional redemption dates or (c) allowed early redemption in exchange for penalty fees we earn.

While, as noted above, we have the intent to hold most of our assets until maturity or recovery, and it is not likely that we would be required to sell the assets, we have recorded impairment charges for certain assets for which we either do not have such intent, for which the underlying credit quality had deteriorated (and, therefore, we may not recover our full investment) or for which the timing of expected losses led to an impairment charge in accordance with GAAP.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

We recorded the following impairments of Level 3 assets for the periods presented (see Notes 11, 23 and 24 to the consolidated financial statements):

	Years Ended December 31,
(in thousands)	2009	2008
Series B Freddie Mac Certificates	$44,830	$7,968
Mortgage revenue bonds	9,114	10,928
Retained CMBS certificates(1)	37,596	10,736
CMBS(1)	15,546	--
Goodwill and intangible assets	150,796	152,792
Subtotal (excluding Consolidated Partnerships)	257,882	182,424
CMBS (held by Consolidated Partnerships)(1)	1,462,801	95,975
Retained CMBS certificates (held by Consolidated Partnerships)(1)	123,669	27,016
CDO debt and equity (held by Consolidated Partnerships)(1)	154,699	101,027
Total	$1,999,051	$406,442
(1) Relate to assets we sold as part of the March 2010 Restructuring.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Capital Resources

Financing Obligations

The following table summarizes the debt facilities of our Company and our Consolidated Partnerships:

			December 31, 2009
(in thousands)	December 31, 2009	December 31, 2008	Available to Borrow		Maximum Commitment

Credit Facility(1):
Term loan	$11,082	$68,884	$--		$11,082
Termed-out portion of revolving credit facility	208,000	208,000	--		220,000
Revolving portion of revolving credit facility	2,000	20,000	23,000		25,000
Other Notes Payable:
Mortgage banking warehouse line	550	32,229	N/A	(2)	100,000
Multifamily ASAP plus facility	28,132	14,869	N/A	(2)	N/A
Commercial Real Estate lines(1)	3,226	13,846	N/A		3,226
Other	--	233	N/A		N/A
Financing Arrangements:
Bond securitization(3)	--	62,424	N/A		N/A
Subtotal	252,990	420,485	23,000
Freddie Mac Secured Financing(4)	585,528	348,989	N/A		N/A
Subtotal (excluding Consolidated Partnerships)	838,518	769,474	23,000
Consolidated Partnerships	1,707,007	1,833,330	N/A		N/A
Total	$2,545,525	$2,602,804	$23,000

(1)   These facilities were repaid in the first quarter of 2010 and/or reduced and restructured as part of the March 2010 Restructuring.
(2)   Borrowings under these facilities are limited to assets that serve as collateral.
(3)   This bond securitization expired in December 2009 (see Note 15 to the consolidated financial statements).
(4)   Relates to mortgage revenue bonds that we re-securitized but for which the transaction was not recognized as a sale (see Note 15 to the consolidated financial statements).

Credit Facility

The Term Loan was repaid in full prior to February 28, 2010.  The termed-out portion and the revolving portion of the Revolving Credit Facility were restructured in connection with the March 2010 Restructuring, with $60.0 million of the balance assumed by the purchaser in the sale transaction and $5.0 million assumed by an affiliate of TRCLP and $5.5 million repaid by us at the time of the March 2010 Restructuring.  When taking into account all receipts and payments attendant to those transactions, we had a newly structured facility with the following components:

•
a Term Loan of $137.5 million that matures in March 2017 and incurs interest at a rate of 3.0% above LIBOR and no scheduled repayments until December 2011 and which can be potentially reduced by additional $10.0 million placed in escrow at the time of the March 2010 Restructuring;

•
a Revolving Credit Facility with a total capacity of $25.0 million, which was undrawn as of the date of the March 2010 Restructuring. The Revolving Credit Facility matures in March 2015 and incurs interest at a rate of 3.0% above LIBOR; and

•	$12 million in outstanding letters of credit which cannot be redrawn once the letters of credit mature.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

The restructured Term Loan and Revolving Credit Facility will require us to maintain certain financial and other covenants including (as defined in the agreement):

•	a minimum ratio of consolidated EBITDA to fixed charges, which will become effective for us as of June 30, 2011 ; and

•	a maximum ratio of funded debt to consolidated EBITDA which will become effective for us on June 30, 2012.

As agreed with the lenders, the covenants with respect to consolidated net worth and funded debt to consolidated EBITDA in the prior facility were waived for December 2009.  As of December 31, 2009, we believe we were in compliance with all of the covenants in the prior facility or had a waiver with respect to non-compliance.

Other Notes Payable

Other Notes Payable items primarily represent asset-backed financing arrangements that we use to fund agency mortgage originations in our Commercial Real Estate and Affordable Housing groups.  We repay these facilities from sale proceeds of the assets.  Other Notes Payable also include the CMBS term note arrangement with Bank of America, which bears an interest of 20% and was used to repay an amount outstanding under a repurchase agreement which was terminated in November 2008.

Consolidated Partnerships

As of December 31, 2009, the capital structure of our Consolidated Partnerships comprised debt facilities that are non-recourse to us, including

•	four CDO financing arrangements of the CMBS Fund Partnerships;

•	notes payable by the Tax Credit Fund Partnerships collateralized either by the funds’ limited partners’ equity subscriptions or by the underlying investments of the funds;

•	a repurchase agreement for the High-Yield Debt Fund Partnership;

•	bridge loans extended to a CMBS Fund Partnership by its investors (including us); and

•	mortgages on properties.

Further information about our financing obligations is included under Commitments and Contingencies later in this section.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Equity

Prior to the March 2010 Restructuring, other than our common shares, we had several classes of equity outstanding, provided in the table below, with varying claims upon our income and cash flows:

(in thousands)	2009	2008
Mezzanine equity:
Redeemable CRA Shares(1)	$203,252	$197,006
11.0% Preferred shares(2)	129,228	129,373
Centerline Holding Company equity
CRA Shares(2)	(1,235)	3,144
Non-controlling equity:
Preferred shares of subsidiary (not subject to mandatory repurchase)	104,000	104,000
Convertible SCUs	(89,375)	64,318
Convertible SCIs(3)	364	2,611
Other	5,715	8,037

(1)    Most were converted into a new series of shares that are economically equivalent to 15 of our common shares as part of the March 2010 Restructuring.
(2)    All were converted into a new series of shares that are economically equivalent to 15 of our common shares as part of the March 2010 Restructuring.
(3)    Redeemed in February 2010.

Equity of our shareholders declined $310.8 million for the year ended December 31, 2009.  The decline is principally a function of the net loss of $455.4 million related to controlling equity, although a large portion of that amount had previously been included in other comprehensive income as unrealized losses.

Further information about our equity instruments is included in Notes 19, 20 and 21 to the consolidated financial statements.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Commitments and Contingencies

Contractual Obligations

The following table provides our commitments as of December 31, 2009, to make future payments under our debt agreements and other contractual obligations:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Notes payable(1)(2):
Credit Facility:
Term Loan(3)	$11,082	$11,082	$--	$--	$--
Termed out portion of Revolving Credit Facility(4)	208,000	208,000	--	--	--
Revolving portion of Revolving Credit Facility(4)	2,000	2,000	--	--	--

Mortgage banking warehouse line(5)	550	550	--	--	--
Multifamily ASAP plus facility(5)	28,132	28,132	--	--	--
Commercial Real Estate term note(6)	3,226	3,226	--	--	--
Subtotal	252,990	252,990	--	--	--
Operating lease obligations	60,583	8,873	15,528	13,924	22,258
Subleases	(4,879)	(1,423)	(2,854)	(545)	(57)
Preferred shares of subsidiary (subject to mandatory repurchase)(7)	128,500	73,500	--	55,000	--
Subtotal	437,194	333,940	12,674	68,379	22,201

Freddie Mac secured financing(8)	585,528	32,636	9,463	227	543,202
Unfunded investment commitments(9)	125,481	125,481	--	--	--
Subtotal before Consolidated Partnerships	1,148,203	492,057	22,137	68,606	565,403
Notes payable of consolidated partnerships(10)	582,810	477,816	15,955	78,334	10,705
Financing arrangements of consolidated partnerships	1,116,742	14	258,803	110,717	747,208
Repurchase agreements of consolidated partnerships	7,455	7,455	--	--	--
Consolidated Partnership unfunded investment commitments(11)	212,083	82,445	--	129,638	--
Subtotal of Consolidated Partnerships	1,919,090	567,730	274,758	318,689	757,913
Total	$3,067,293	$1,059,787	$296,895	$387,295	$1,323,316

(1)
The amounts included in each category reflect the current expiration, reset or renewal date of each facility or security certificate.  Management has the intent and believes it has the ability to repay, renew, refinance or remarket the borrowings beyond their current due dates.

(2)	Recourse debt represents principal amount only. The weighted average interest rate at period end was 5.92%.
(3)	Balance was repaid in January and February 2010.
(4)	This facility was restructured in March 2010. Terms of the new facility are described in Financing Obligations above.
(5)	Represents borrowings by our mortgage banking subsidiaries for which the associated mortgage loans held for sale have firm sale commitments. The amounts borrowed are repaid upon sale of the loans.
(6)	Balance was partially repaid in January and February 2010 with the balance fully repaid in connection with the March 2010 Restructuring.
(7)	Economically defeased by investments in Series A-1 Freddie Mac certificates (see Notes 8, 17 and 21 to the consolidated financial statements).
(8)
Represents a liability established related to mortgage revenue bonds re-securitized in December 2007 which were not accounted for as sold due to continuing involvement with the underlying assets.  Amounts are based upon the expected repayment dates of the underlying bonds.  As the associated mortgage revenue bonds are repaid and/or receive sale treatment, the associated liability will be reduced (see Notes 8 and 15 to the consolidated financial statements).

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

(9)	Represent our Commercial Real Estate subsidiaries forward commitments under Freddie Mac and unfunded loan commitments with Fannie Mae.
(10)
Of the notes payable of consolidated partnerships, $59.9 million are collateralized by equity subscriptions of certain equity partners of the investment funds.  Under the partnership agreements, the equity partners are also obligated to pay the principal and interest on the notes.  Of the remaining balance, $522.9 million is collateralized with the underlying properties of the consolidated operating partnerships or investments held by the Consolidated Fund Partnership.  All of this debt is non-recourse to us.

(11)
To be funded from capital of Consolidated Partnerships.  Payments of investment commitments are based on property performance thresholds as defined in the partnership agreements.  The estimated scheduled payments can vary based on the actual performance of the properties.

Further information is included in Notes 8, 14, 15, 18 and 31 to the consolidated financial statements.

Off Balance Sheet Arrangements

The following table reflects our maximum exposure and the carrying amounts recorded to account payable, accrued expenses and other liabilities as of December 31, 2009 for guarantees we and our subsidiaries have entered into and other contingent liabilities:

(in thousands	Maximum Exposure	Carrying Amount

Tax Credit Fund credit intermediation(1)	$1,334,529	$26,480
Mortgage banking loss sharing agreements(2)	895,394	24,219
Credit support to developers(3)	206,769	190
Centerline Financial credit default swaps(4)	33,715	970
	$2,470,407	$51,859

(1)  These transactions were undertaken to expand our Affordable Housing business by offering specified rates of return to customers.  To date, we have had minimal exposure to losses but anticipate that we may incur losses in connection with these agreements as we proceed with restructuring some of the mortgage revenue bonds of certain property partnerships.  The carrying values disclosed above relate to the fees we earn for the transactions, which we recognize as their fair values and exclude $140.0 million of potential exposure that we have reserved for that might arise related directly or indirectly to these agreements.  These factors are more fully described in Note 31 to the consolidated financial statements.  While we cannot currently estimate what cash payments will be necessary with respect to this exposure, nor when any payments may need to be made, the funding will be limited to the assets available in the bankruptcy-remote subsidiaries liable for the losses as guarantees of these obligations by the parent trust and/or CCG were terminated as part of the March 2010 Restructuring.  See also Note 32 to the consolidated financial statements regarding the restructuring of these agreements.

(2) The loss sharing agreements with Fannie Mae and Freddie Mac are a normal part of the DUS and DUI lender programs and afford a higher level of fees than we earn for other comparable transactions.  The carrying value disclosed above is our estimate of potential exposure under the guarantees incurred through December 31, 2009, although any funding requirements for such exposure is based on the contractual requirements of the underlying loans we sell to Fannie Mae and Freddie Mac, which vary as to amount and duration, up to  a maximum of 30 years.  The carrying value disclosed above represents the reserve we have recorded for potential losses under the agreements.  Based on current expectations of defaults in the portfolio of loans, we anticipate that we may be required to pay between $5.0 – $7.0 million in the next twelve months.

(3)   Generally relate to business requirements for developers to obtain construction financing.  As part of our role as co-developer of certain properties, we issue these guarantees in order to secure properties as assets for the funds we manage.  To date, we have had minimal exposure to losses under these guarantees.  We believe that any funding pursuant to these obligations would be limited to the assets available in the subsidiary that entered into the agreements.  The carrying values disclosed above relate to the fees we earn for the transactions, which we recognize as their fair values.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

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

The maximum exposure amount is not indicative of our expected losses under the guarantees.  For details of these transactions, see Note 31 to the consolidated financial statements.

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

•	estimating the extent to which other parties involved in our planned restructuring of the bonds underlying the certificates will participate and the timing of that restructuring; and

•	applying an appropriate discount rate, which we consider in comparison to comparable residual interests, along with consideration of the tax-free nature of the associated income.

In determining these assumptions, management must consider micro- and macroeconomic conditions, the factors that serve as a disincentive to default, and the source of cash flows properties use to make debt service payments.  Impairment considerations (meaning the recognition of unrealized losses determined in connection with the fair value estimates) are principally driven by timing and magnitude of credit losses and our ability and intent to retain the investments.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Valuation of Commercial Real Estate Investments.  Similar to the Series B Freddie Mac Certificates, we determine the fair value of CMBS, retained CMBS certificates and CDO debt and equity, which represent the debt and residual interests of structured financing vehicles, based upon a discounted cash flow model.  The assumptions include:

•	estimating the default rates of the mortgages held by the CMBS trusts and CDOs, which estimates are based on our historical experience and industry studies; and

•
applying an appropriate discount rate, which we consider in comparison to comparable residual interests secured by multifamily loans, along with consideration of the tax free nature of the associated income.

In determining these assumptions, management must consider micro- and macroeconomic conditions and the source of cash flows properties use to make debt service payments.  Impairment considerations (meaning the recognition of unrealized losses determined in connection with the fair value estimates) are principally driven by timing and magnitude of credit losses and our ability and intent to retain the investments.

Valuation of Mortgage Servicing Rights.  Servicing rights retained when mortgage loans are sold are recorded by us as assets at fair value and amortized in proportion to, and over the period of, estimated net servicing income. Significant judgment is required in accounting for these assets, including:

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

Impairment of Goodwill and Intangible Assets.  Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment regarding the fair value of each reporting unit which is estimated using a discounted cash flow methodology. This, in turn, requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business and the life over which cash flows will occur. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.

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

Loss Reserves

We are exposed to losses in connection with the loss sharing agreements we have with Fannie Mae and Freddie Mac and in connection with credit intermediation agreements we have entered into.  While we may periodically have losses pursuant to these agreements, determining the amount, timing and probability of such losses requires significant judgment and that judgment will also affect when a loss is recognized in the consolidated financial statements as an expense.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

With respect to loan loss reserves, the estimates involving significant judgment include:

•	projecting the ability of a borrower to meet debt service requirements;

•	estimating the likelihood of default by a borrower, including whether the loan would meet underwriting standards as it approaches maturity;

•	estimating the severity of a loss if the borrower were to default; and

•	the timing of such events.

To the extent possible, these estimates are based on market data and historical financial data that we maintain along with Fannie Mae and Freddie Mac but they are also dependent upon the experience of management overseeing these operations.

With respect to credit intermediation agreements, the estimates involve projecting the rate of return that investors in certain Tax Credit Fund Partnerships will earn on their investments over the life of the funds.  Those projections are dependent upon projections of operating performance by the property partnerships in which the funds invest, as well as the ability of those property partnerships to remain compliant with the laws governing tax credits.

As losses related to the credit intermediation agreements are dependent upon property performance, the execution of the initiative we have undertaken to restructure property level debt (described in Note 32 to the consolidated financial statements) will have an impact on our exposure.  Estimating the extent to which that initiative leads to losses under the credit intermediation agreements is itself subject to uncertainty as to:

•	the financial performance of the underlying properties since losses in excess of projections could necessitate additional steps or lead to incremental losses;

•	the timing of executing the plan;

•	the extent to which other parties to the plan contribute funds or provide necessary approvals to execute; and

•	the extent to which the plan can be funded by capital sources that would mitigate losses under the credit intermediation agreements.

Our estimates for these factors are based upon our knowledge of the underlying properties, market data for their specific locations and our judgment regarding the most economic approach to restructuring the properties’ debt.

The reserve that we have recorded ($140.0 million) encompasses our estimate of losses under the agreements as well as losses on related assets such as a stabilization escrow account and the Series B Freddie Mac certificates.  The judgments and estimates described above also impact the valuation of those assets.

Accounting for Income Taxes

Generally accepted accounting principles establish financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns as well as the recoverability of amounts we record, including deferred tax assets. Furthermore, these projected future tax consequences include our assumption as to the continuing tax-free nature of a portion of our earnings. Variations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations.  In addition, determining our exposure in connection with uncertain tax positions requires judgment by management including determination of whether it is more likely than not that a position would withstand audit and the measurement of the tax position and related interest and penalties if challenged.

Consolidation

Our consolidated financial statements include the accounts of the parent trust, its wholly owned and majority owned subsidiary and statutory trusts, other non-trust subsidiary companies it controls and entities consolidated pursuant to generally accepted accounting principles.  This includes “variable interest entities” for which we have concluded that we are the “primary beneficiary” because we have a substantive controlling general partner or managing member interest.  The analysis as to whether to consolidate an entity is subject to significant judgment.  Some of the criteria we are required to consider include:

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

Our consolidated financial statements reflect the assets, liabilities, revenues and expenses of the Consolidated Partnerships on a gross basis.  The interests of investors in these funds, which comprise the majority ownership interest, are reflected as non-controlling interests in the equity section of our Consolidated Balance Sheets.  As a result of consolidation, management fees and incentive fees earned by other segments related to the Consolidated Partnerships are eliminated in consolidation; however, our allocated share of the net income is adjusted accordingly such that the consolidation has no effect on our net income or loss.  The deconsolidation of the Consolidated Partnerships would have the impact of significantly lowering our revenues and related expenses and restoring the presentation of management fees, including incentive fees that had previously been eliminated in consolidation.

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

SECTION 6 – RELATED PARTY TRANSACTIONS

As discussed in Note 29 to the consolidated financial statements, we have had significant transactions with related parties.  Following is a discussion of the most significant of those relationships.

American Mortgage Acceptance Company

Through our subsidiaries, we manage the operations of AMAC and originated loans on its behalf.  As with the CMBS Fund and High-Yield Debt Fund Partnerships and other entities managed by our Commercial Real Estate group prior to the March 2010 Restructuring, we also invested in AMAC and loaned amounts to assist in its growth and to refinance debt as necessary to protect our invested interests and the cash flow streams our management contract generated.  As further discussed in SECTION 3 – RESULTS BY GROUP – Commercial Real Estate, we wrote down most of the amounts invested due to the impact of the economy on AMAC’s operations. As discussed in Note 32 to the consolidated financial statements, we sold the loan as part of the March 2010 Restructuring, but we will continue to manage it until its bankruptcy filing.

The Related Companies L.P.

Investments made by the funds and other entities we manage (including AMAC) included investments in properties developed by TRCLP, a company controlled by our former Chairman, if they met the investment criteria of those entities, subject to our underwriting standards.  The nominating and governance committee of our Board of Trustees reviewed and approved such related parties investments.  We considered these investments for our managed entities based on our long standing business relationship with TRCLP and the alignment of their development portfolio with the investment objectives of our managed entities.

In January 2008, an affiliate of TRCLP purchased the entire class of our 11.0% Preferred Shares in a private placement.  The issuance of the shares was a condition to obtaining the credit facility into which we entered at the time we re-securitized our mortgage revenue bond portfolio.  While other buyers were considered for the share issuance, the terms desired by those parties would have resulted in a significantly higher cost of capital.

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

Further information about these related party transactions, as well as certain transactions between the High-Yield Debt Fund Partnership and AMAC, is included in Note 29 to the consolidated financial statements.

As part of the March 2010 Restructuring we entered into additional agreements with TRCLP as describe in Note 32 to the consolidated financial statements.

SECTION 7 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 166”), which, among other provisions, eliminated the concept of Qualified Special Purpose Entities (“QSPEs”). Simultaneously, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which revised the consolidation model with respect to Variable Interest Entities (“VIEs”). SFAS 167:

•	requires that former QSPEs be reviewed for consolidation;

•	requires ongoing reconsideration of consolidation conclusions for VIEs; and

•
requires a qualitative determination of the primary beneficiary of a VIE based on the entity with the power to direct the VIE’s activities and which also has a significant economic interest in the VIE.

SFAS 166 and 167 are effective for us as of January 1, 2010.  In addition to the CMBS and High-Yield Debt Fund Partnerships included in our financial statements as of December 31, 2009, upon adoption of these new accounting standards, those consolidated partnerships and one of our subsidiaries would also consolidate almost all of the CMBS and similar trusts that we and our funds invest in since we are named special servicer of the trusts. As a result of the March 2010 Restructuring (described in Note 32 to the consolidated financial statements) we deconsolidated the funds as well as the newly consolidated trusts, negating the impact of adoption upon our equity balance.

Following the adoption of the new accounting standards, we will continue to consolidate all Tax Credit Fund and Property Partnerships that are already included in our consolidated financial statements.  In addition, six Tax Credit Fund Partnerships and 55 Property Partnerships not previously consolidated will be upon adoption of these pronouncements.  Consolidation of those Tax Credit Funds and Property Partnerships will have an insignificant impact on our consolidated equity.

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

As of December 31, 2009, of the total amount of our liabilities labeled on our Consolidated Balance Sheets as “Notes Payable”, $249.7 million is variable rate debt not economically hedged via interest rate swap agreements.  We also have escrow balances of $287.4 million maintained by our Portfolio Management group and we are entitled to the interest earned on those balances.  A 1.0% increase in interest rates would therefore result in a net increase of our pre-tax income by $0.4 million.

We may manage this risk through the use of interest rate swaps as described in Note 28 to the consolidated financial statements.  In addition, we manage our exposure by striving for diversification in our businesses, including analysis of our susceptibility to interest rate changes and by managing our leverage.

As of December 31, 2009 we had freestanding derivatives with total notional amount of approximately $179.4 million with rates based on SIFMA. A 1.0% increase in the SIFMA rates would result in a net increase of our pre-tax income by approximately $16.3 million. This includes a $1.8 million increase in our pre-tax income due to the reduced amount due by us to the counterparties as well as $14.5 million increase in our pre-tax income due to the change in fair value of the swaps.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based upon our assessment we believe that, as of December 31, 2009, our internal control over financial reporting is effective in accordance with those criteria.

Deloitte & Touche LLP, our independent registered public accounting firm, have issued an audit report on the Company’s internal control over financial reporting, which appears on page 76 and which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2009.

/s/ Marc D. Schnitzer	/s/ Robert L. Levy
Marc D. Schnitzer	Robert L. Levy
Chief Executive Officer	Chief Financial Officer
March 31, 2010	March 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of

Centerline Holding Company

New York, New York

We have audited the internal control over financial reporting of Centerline Holding Company and subsidiaries (the "Company" as of December 31, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on the Effectiveness of Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009, of the Company and our report dated

March 31, 2010 expressed an unqualified opinion on those consolidated financial statements and includes explanatory paragraphs relating to the Company’s change in method of accounting for noncontrolling interests in 2009 and the adoption of the accounting standard for fair value measurements in 2008.

/s/DELOITTE & TOUCHE LLP

New York, New York

March 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of

Centerline Holding Company

New York, New York

We have audited the accompanying consolidated balance sheets of Centerline Holding Company and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Centerline Holding Company and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 2 and 21 to the consolidated financial statements, the Company changed its method of accounting for noncontrolling interests and retrospectively adjusted all periods presented in the consolidated financial statements in 2009.

As discussed in Notes 5 and 28 to the consolidated financial statements, the Company adopted the accounting standard for fair value measurements in 2008.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP
New York, New York
March 31, 2010

CENTERLINE HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$95,728	$103,879
Restricted cash	11,476	10,852
Investments:
Available-for-sale (Note 8)	499,222	539,213
Equity method (Note 9)	530	31,367
Other (Note 10)	39,037	134,227
Investments in and loans to affiliates, net (Note 29)	9,800	19,222
Goodwill and intangible assets, net (Note 11)	184,405	351,766
Deferred costs and other assets, net (Note 12)	109,253	135,679
Consolidated partnerships (Note 13):
Investments:
Available-for-sale	138,486	273,742
Held to maturity	284,971	288,960
Equity method	3,571,323	4,234,251
Other	46,094	200,611
Land, buildings and improvements, net	651,199	697,422
Other assets	362,002	373,932
Total assets	$6,003,526	$7,395,123
LIABILITIES AND EQUITY
Liabilities:
Notes payable (Note 14)	$252,990	$358,061
Financing arrangements and secured financing (Note 15)	585,528	411,413
Accounts payable, accrued expenses and other liabilities (Note 16)	346,848	218,580
Preferred shares of subsidiary (subject to mandatory repurchase) (Note 17)	128,500	273,500
Consolidated partnerships (Note 18):
Financing arrangements	1,116,742	1,121,475
Notes payable	582,810	672,730
Repurchase agreements	7,455	39,125
Due to property partnerships	209,868	577,160
Other liabilities	256,870	208,664
Total liabilities	3,487,611	3,880,708
Redeemable securities (Note 19)	332,480	326,379
Commitments and contingencies (Note 31)
Equity:
Centerline Holding Company beneficial owners’ deficit (Note 20):
Convertible CRA preferred shares; no par value; 519 shares issued and outstanding in 2009 and 2008	(1,235)	3,144
Special preferred voting shares; no par value; 12,731 shares issued and outstanding in 2009 and 13,131 shares issued and outstanding in 2008	127	131
Common shares; no par value; 160,000 shares authorized; 57,881 issued and 53,820 outstanding in 2009 and 56,662 issued and 52,970 outstanding in 2008	(104,054)	338,619
Treasury shares of beneficial interest – common, at cost; 4,061 shares in 2009 and 3,692 shares in 2008	(65,351)	(65,283)
Accumulated other comprehensive loss	(1,007,837)	(1,144,122)
Centerline Holding Company total	(1,178,350)	(867,511)
Non-controlling interests (Note 21)	3,361,785	4,055,547
Total equity	2,183,435	3,188,036
Total liabilities and equity	$6,003,526	$7,395,123

See accompanying notes to consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)

	Years Ended December 31,
	2009	2008
Revenues:
Interest income	$64,414	$98,677
Fee income	66,118	65,877
Other	21,310	18,690
Consolidated partnerships (Note 24):
Interest income	202,318	262,997
Rental income	89,705	75,106
Other	2,943	1,856
Total revenues	446,808	523,203
Expenses:
General and administrative (Note 22)	313,083	167,242
Interest	51,807	74,175
Interest – distributions to preferred shareholders of subsidiary	14,088	18,898
Depreciation and amortization	39,008	46,030
Write-off of goodwill and intangible assets (Note 11)	150,796	152,792
Loss on impairment of assets (Note 23)
Total Other-than-temporary impairment	152,010	48,935
Less: amount recognized in other comprehensive loss	(2,662)	--
Net impairment reflected in operations	149,348	48,935
Consolidated partnerships (Note 24):
Interest	149,265	165,022
Loss on impairment of assets:
Total Other-than-temporary impairment	2,060,644	317,264
Less: amount recognized in other comprehensive loss	(100,794)	--
Net impairment reflected in operations	1,959,850	317,264
Other expenses	167,274	138,840
Total expenses	2,994,519	1,129,198
Loss before other income	(2,547,711)	(605,995)
Other (loss) income:
Equity and other (loss) income	(44,154)	(79,149)
Gain (loss) from repayment or sale of investments	2,672	(6,744)
Other losses from consolidated partnerships (Note 24)	(598,767)	(283,767)
Loss before income taxes	(3,187,960)	(975,655)
Income tax benefit (provision) (Note 26)	3,307	(3,823)
Net loss	(3,184,653)	(979,478)
Net loss attributed to non-controlling interests (Note 21)	2,729,272	747,320
Net loss attributed to Centerline Holding Company shareholders	(455,381)	(232,158)
Dividends for preferred and participating securities including dividends in arrears	(20,035)	(21,039)
Effect of redeemable share conversions	(6,246)	(16,912)
Net loss for earnings per share calculations	$(481,662)	$(270,109)
Net loss per share – basic and diluted	$(8.93)	$(5.19)
Weighted average shares outstanding – basic and diluted	53,963	51,997
See accompanying notes to consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	4.4% Convertible CRA preferred	Convertible CRA Shares	Special Preferred Voting Shares	Common Shares		Treasury Shares	Accumulated Other Comprehensive Loss	Non-Controlling Interests	Total	Comprehensive Loss	Redeemable Securities
				Shares
January 1, 2008	$51,281	$66,879	$143	50,567	$592,505	$(64,312)	$(105,904)	$4,063,628	$4,604,220		$69,888
Net loss	--	--	--	--	(232,158)	--	--	(747,320)	(979,478)	$(979,478)	--
Allocation of earnings	38	(3,550)	--	--	(11,786)	--	--	--	(15,298)	--	15,298
Unrealized losses, net	--	--	--	--	--	--	(1,038,218)	(288,931)	(1,327,149)	(1,327,149)	--
Share-based compensation	--	--	--	1,470	13,775	--	--	--	13,775	--	--
Issuance of 11% Preferred Shares	--	--	--	--	--	--	--	--	--	--	129,404
Conversions or redemptions	--	--	(12)	1,249	5,383	--	--	(4,298)	1,073	--	(1,083)
Reclassification to redeemable securities	(51,281)	(59,977)	--	--	(10,797)	--	--	--	(122,055)	--	122,055
Contributions	--	--	--	--	--	--	--	1,090,051	1,090,051	--	--
Fair value accretion	--	--	--	--	(6,115)	--	--	--	(6,115)	--	6,115
Treasury shares	--	--	--	(316)	--	(971)	--	--	(971)	--	--
Distributions	(38)	(208)	--	--	(12,188)	--	--	(57,583)	(70,017)	--	(15,298)
December 31, 2008	--	3,144	131	52,970	$338,619	(65,283)	(1,144,122)	4,055,547	3,188,036	$(2,306,627)	326,379
Net loss	--	--	--	--	(455,381)	--	--	(2,729,272)	(3,184,653)	$(3,184,653)	--
Allocation of earnings	--	(4,379)	--	--	4,379	--	--	--	--	--	--
Unrealized losses, net	--	--	--	--	--	--	136,285	1,580,512	1,716,797	1,716,797	--
Share-based compensation	--	--	--	1,206	5,995	--	--	--	5,995	--	--
Conversions or redemptions	--	--	(4)	13	1,572	--	--	(1,468)	100	--	(145)
Fair value accretion	--	--	--	--	(6,246)	--	--	--	(6,246)	--	6,246
Contributions	--	--	--	--	--	--	--	513,887	513,887	--	--
Treasury shares	--	--	--	(369)	--	(68)	--	--	(68)	--	--
Purchase of non-controlling interest	--	--	--	--	7,008	--	--	(7,758)	(750)	--	--
Distributions	--	--	--	--	--	--	--	(49,663)	(49,663)	--	--
December 31, 2009	$--	$(1,235)	$127	53,820	$(104,054)	$(65,351)	$(1,007,837)	$3,361,785	$2,183,435	$(1,467,856)	$332,480

See accompanying notes to consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,184,653)	$(979,478)
Reconciling items:
Net non-cash losses of consolidated partnerships	2,671,654	659,228
(Gain) loss from repayment or sale of investments	(2,672)	6,744
Impairment of investments and other assets	149,348	48,935
Write-off of goodwill and intangible assets	150,796	152,792
Depreciation and amortization	39,008	46,030
Equity in losses of unconsolidated entities, net	44,154	79,149
Non-cash interest expense, net	3,800	239
Share-based compensation expense	5,995	12,945
Other non-cash income, net	(4,970)	(209)
Capitalization of mortgage servicing rights	(10,181)	(8,475)
Deferred taxes	(46)	(941)
Affordable Housing loss reserve	140,000	--
Reserves for bad debt, net of reversals	14,672	5,179
Non-cash impact of interest rate derivatives	(19,263)	(492)
Changes in operating assets and liabilities:
Mortgage loans held for sale	18,458	44,153
Deferred revenues	(23,606)	(30,290)
Receivables	(14,649)	2,578
Other assets	3,601	(9,443)
Loan loss reserve	11,103	--
Restructuring costs payable	29,435	2,443
Accounts payable, accrued expenses and other liabilities	(11,527)	(32,175)
Net cash flow from operating activities	10,457	(1,088)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale and repayment of available-for-sale securities	151,357	78,206
Purchases of available-for-sale securities	--	(50,830)
Acquisition of mortgage loans held for investment	--	(2,910)
Sale and repayments of mortgage loans held for investment	1,894	6,930
Advances to partnerships	(3,550)	(51,087)
Collection of advances to partnerships	23,979	58,482
Sale and repayment of other investments	7,157	11,256
Investment in properties and other advances	--	(2,203)
Deferred investment acquisition costs	(221)	(2,927)
Decrease in restricted cash, escrows and other cash collateral	40,620	14,994
Return of capital from equity investees	--	460
Acquisitions, net of cash acquired	1,158	--
Acquisition of furniture, fixtures and leasehold improvements	(1,156)	(6,744)
Acquisition of asset management contract	--	(7,505)
Loan to AMAC	--	(2,192)
Equity investments and other investing activities	28,751	(29,797)
Net cash flow from investing activities	249,989	14,133

See accompanying notes to consolidated financial statements.

(continued)

CENTERLINE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of financing arrangements	(11,321)	(14,275)
Proceeds from financing arrangements	--	62,757
Distributions to equity holders	(6,867)	(76,972)
Repayments of term loans	(68,422)	(81,116)
Proceeds from term loans	--	23,847
Increase (decrease) in loan warehouse line and ASAP plus facility	(18,416)	(43,385)
Decrease in other notes payable	(18,000)	(45,604)
Non-controlling interest contribution	--	1,900
Proceeds from 11.0% Preferred shares	--	131,235
Proceeds from 11.0% Preferred shares rights offering	--	4,365
Repurchase of non-controlling interests	(103)	--
Redemption of preferred shares of subsidiary	(145,000)	--
Treasury stock purchases	--	(4,365)
Deferred financing and equity offering costs	(468)	(4,664)
Net cash flow from financing activities	(268,597)	(46,277)
Net decrease in cash and cash equivalents	(8,151)	(33,232)
Cash and cash equivalents at the beginning of the period	103,879	137,111
Cash and cash equivalents at the end of the period	$95,728	$103,879
Supplemental information:
Interest paid	$216,160	$251,134
Taxes paid	$2,936	$3,717
Non-cash investing and financing activities:
Net change in re-securitized mortgage revenue bonds:
Secured financing liability	$152,090	$(193,406)
Mortgage revenue bonds	$(184,829)	$232,597
Series A-1 Freddie Mac Certificates	$(8,581)	$(31,463)
Series B Freddie Mac Certificates	$41,320	$(18,128)
Increase in mortgage servicing rights	$--	$8,885
Leasehold improvements accrued	$--	$11,062
Share grants issued	$6,839	$7,882
Conversion of non-controlling interests to common shares	$1,831	$20,897
Treasury stock purchase via employee withholding	$68	$971
Purchase of non-controlling interest	$7,008	$--

See accompanying notes to consolidated financial statements.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

NOTE 1 – Description of Business

Centerline Holding Company, together with its subsidiaries, provides real estate financial and asset management services, including institutional debt and equity fund management, mortgage banking, and primary and special loan servicing.  As of December 31, 2009, we had $13.4 billion of assets under management.  We conduct substantially all of our business through our subsidiaries, generally under the designation Centerline Capital Group.  For ease of readership the term “we” (as well as “us”, “our” or “the Company”) as used throughout this document may mean a subsidiary or the business as a whole, while the term “parent trust” refers only to Centerline Holding Company as a stand-alone entity.

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

Consolidated Partnerships comprises certain funds we control, notwithstanding the fact that we may only have a minority economic interest in such entities.  For segment purposes, Consolidated Partnerships includes the investment fund partnerships we originate and manage through the Affordable Housing and Commercial Real Estate groups and certain property partnerships, all of which we are required to consolidate.  The Consolidated Partnerships invest in low income housing tax credit (“LIHTC”) properties or similar structures (“tax credit”), high-yield commercial mortgage backed securities (“CMBS”), collateralized debt obligation (“CDO”) debt and equity and high-yield debt.

As detailed in Note 32, in March 2010, we sold our Portfolio Management group and the portion of the Commercial Real Estate group that did not relate to loan originations.

NOTE 2 – Summary of Significant Accounting Policies

A.  Basis of Presentation

The accompanying financial data has been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and is in conformity with accounting principles generally accepted in the United States (“GAAP”).

B.  FASB Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) introduced the FASB Accounting Standards Codification, (the “Codification” or “ASC”). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing literature issued by FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”) and other related literature. The Codification eliminates the GAAP hierarchy and establishes one level of authoritative guidance for GAAP. All other literature is considered non-authoritative. Throughout this document, all accounting standard references are based on the Codification, where appropriate. There has been no change to our financial statements due to the implementation of the Codification.

C.  Principles of Consolidation

The consolidated financial statements of Centerline Holding Company include the parent trust and its subsidiaries, which include wholly owned and majority owned subsidiary statutory trusts, corporations and limited liability companies which we control and variable interest entities (“VIEs”) for which we have concluded that we are the primary beneficiary because we have a substantive controlling general partner or managing member interest. We eliminate from our financial results all intercompany transactions, including intercompany transactions between our operating segments and our Consolidated Partnerships.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

The analysis as to whether the entity is a VIE and whether we consolidate it is subject to significant judgment.  Some of the criteria we are required to consider include, among others, determination of the degree of control over an entity by its various equity holders, design of the entity, relationships between equity holders, determination of primary beneficiary and the ability to replace general partners.  These analyses involve estimates, probability weighting of subjective factors included within cash flow models, and other estimates based on the judgment of management.

D.  Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and related disclosure in the accompanying notes.  Significant estimates that require difficult and subjective judgments inherent in the preparation of the accompanying consolidated financial statements include:

•	the determination of fair value for investments, goodwill and intangible assets and any impairment thereon;

•	accounting for income taxes, including the potential outcome of uncertain tax positions;

•	accrual for loss contingencies; and

•	determination of consolidated entities.

Estimates are based on past experience and other considerations deemed reasonable under the circumstances.  Actual results could differ from those estimates.

E.  Reclassifications

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation with no impact on previously reported net income. This was principally due to the adoption of new accounting guidance related to non-controlling interests as discussed in section Y. Accounting Pronouncements Adopted During 2009 later in this note.  Additionally, we reclassified the reserve for our estimated exposure for mortgage loan loss sharing, which we previously reflected as a reduction to the balance of mortgage servicing rights (“MSRs”) and now include in accounts payable, accrued expenses and other liabilities.  Also, accounts that we had previously presented in “Gain from repayment or sale of investments” on the Consolidated Statements of Operations are now presented as follows:

Account	Included in:	Amount for the Year Ended December 31, 2009	Amount Reclassified for the Year Ended December 31, 2008
Gain on sale of mortgage loans	Other revenues	$16,268	$11,333
Reserve for loan losses	General and administrative expenses	11,163	1,483

F.  Cash and Cash Equivalents, Restricted Cash

Cash and cash equivalents include cash in banks and investments in short-term instruments with an original maturity date of three months or less.  Restricted cash includes collateral for borrowings within our securitization programs and in accordance with Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) requirements.

G.  Investments – Available-for-Sale

We account for investments designated as available-for-sale at fair value, with unrealized gains and losses, net of tax where applicable, recorded in accumulated other comprehensive income.  Our available-for-sale investments, including those of Consolidated Partnerships, include:

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

Freddie Mac Certificates – In connection with the re-securitization of most of our Affordable Housing mortgage revenue bond portfolio in December 2007, we retained interests in the form of Freddie Mac Taxable Multifamily Variable Rate Certificates (“Freddie Mac Certificates”).

Series A-1 Freddie Mac Certificates:  The Series A-1 Freddie Mac Certificates are fixed rate, tax-exempt credit enhanced certificates that have terms consistent with preferred shares of our Centerline Equity Issuer Trust I (“Equity Issuer”) subsidiary (see Notes 17 and 21).  We generally determine fair value based on observable market transactions of similar instruments.  Because these certificates typically have a limited or inactive market, in the absence of observable market transactions, we estimate fair value for each certificate utilizing the present value of the expected cash flows discounted at a rate for comparable tax-exempt investments and then comparing it against any similar market transactions.

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

•	estimating the extent to which other parties involved in our planned restructuring of the bonds underlying the certificates will participate and the timing of that restructuring; and

•	applying an appropriate discount rate, which we consider in comparison to comparable residual interests, along with consideration of the tax-exempt nature of the associated income.

Mortgage Revenue Bonds – For our Affordable Housing group, we invest in mortgage revenue bonds that are principally tax-exempt.  We re-securitized most of our mortgage revenue bonds (in the “December 2007 re-securitization”) but some bonds were accounted for as financed and are reflected on our Consolidated Balance Sheet as investments.  We base the fair value of our mortgage revenue bonds on observable market transactions, when available, which may indicate a fair value approximating the unpaid principal balance.  Because mortgage revenue bonds typically have a limited or inactive market, in the absence of observable market transactions, we estimate fair value for each bond by utilizing the present value of the expected cash flows discounted at a rate for comparable tax-exempt investments and then comparing against any similar market transactions.  Direct costs relating to unsuccessful acquisitions and all indirect costs relating to mortgage revenue bonds are charged to operations.

CMBS, Retained CMBS Certificates and CDO Debt and Equity – For our Commercial Real Estate group, we purchase real estate debt securities (principally high-yield CMBS securities) some of which are retained interests from previous securitization activities.  In addition, our Consolidated Partnerships group may hold CMBS and retained CMBS certificates as well as CDO securities.  We classify these investments as available-for-sale as we may sell them or dispose of them prior to maturity.

The yield to maturity on CMBS and retained CMBS certificates depends on, among other things, the rate and timing of principal payments, the pass-through rate and interest rate fluctuations.  Our CMBS and retained CMBS certificates are subordinated instruments.  Cash flow from the mortgages underlying the CMBS and retained CMBS certificates is allocated first to the senior interests and then among the other CMBS and retained CMBS certificates in order of relative seniority.  To the extent that there are defaults and unrecoverable losses on the underlying mortgages that result in reduced cash flows, the most subordinate interests bear the loss first, with excess losses borne by the remaining interests in order of relative subordination.

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

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

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

Corporate Bonds and Syndicated Corporate Debt – Prior to investing in partnership interests, the Tax Credit Partnerships may invest their cash balances in corporate bonds.  Our Credit Risk Products Group also invested in syndicated corporate debt investments, although all of those investments were sold prior to December 31, 2009.  We generally determine the fair value of both types of investments based on observable market transactions of identical or similar investments or based on indicative bids by institutions that trade such securities.

Marketable Securities – From time to time, we may purchase other marketable securities, the fair value of which is based upon quoted market prices.

We assess available-for-sale securities for impairment quarterly.  Any investments for which fair value is below amortized cost are considered impaired and we review them to determine if there is other-than-temporary impairment (“OTTI”).  To determine OTTI, we generally consider the duration of the loss position, the strength of the underlying collateral, the term, management’s intent with regard to selling the security and if it is likely that we will be required to sell the securities before recovery.  If we determine OTTI, the total OTTI is bifurcated into the amount related to credit losses and the amount related to all other factors.  The portion of the OTTI related to credit losses is calculated by comparing the amortized cost of the security to the present value of expected cash flows, discounted at the security’s yield.  The amount of OTTI related to credit losses is recognized in the Consolidated Statement of Operations.  The portion of the OTTI related to all other factors is recognized as a component of other comprehensive income.

For more information regarding available-for-sale investments see Notes 8 and 13.

H.  Investments – Held-to-Maturity

In October 2008, we elected to change the accounting classification of certain retained CMBS certificate investments held in one of our CMBS Fund Partnerships from available-for-sale to held-to-maturity based upon our intent and ability to hold these investments to maturity.  In accordance with this election, retained CMBS certificates with an amortized cost of $418.7 million and a fair value of $283.0 million were reclassified and the unrealized loss on the investments as of the reclassification date ($135.7 million) was segregated within accumulated other comprehensive income at the fund level.  We accrete the difference between amortized cost and the face value of these investments, and the unrealized loss as of the reclassification date, to the accreted cost basis of the investments using the effective yield method.

We assess held-to-maturity securities for impairment quarterly consistent with the methodology described in G. Investments – Available-for-Sale.

For more information regarding held-to-maturity investments see Note 13.

I.  Investments – Equity Method

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

Under the equity method, we record our proportionate share of income or loss as a component of “Equity and other (loss) income” and “Other losses from consolidated partnerships” in the Consolidated Statement of Operations.  Amounts recognized include equity allocations for management services and incentive income that we earn from co-investments in certain Consolidated Partnerships, although such amounts are eliminated in consolidation.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

We also manage American Mortgage Acceptance Corporation (“AMAC”), a publicly-traded real estate investment trust (“REIT”). As AMAC is developing a plan of liquidation, we stopped recording equity losses related to its operations in the fourth quarter of 2008 and recorded impairment charges in 2008 and 2009 relating to the loan we had provided to AMAC.  These charges were determined based upon our estimate of amounts we could realize by recovering assets upon a liquidation, which has not yet occurred.

For more information regarding equity investments with respect to partnership interests see Notes 9 and 13; for AMAC and for CUC, see Note 29.

We assess equity investments for impairment quarterly if we believe that we may not recover the carrying amount of the investment or if the investee is unable to sustain an earnings capacity that would justify the carrying amount of the investment.  We measure impairment based on the amount that we expect to recover from the investment should we sell it or should the investee liquidate, taking into account our claim on the investee’s book value.  We record any OTTI related to equity method investments in “Equity and other (loss) income” and “Other losses from consolidated partnerships” in the Consolidated Statements of Operations.

J.  Investments – Other Accounting Methodologies

Other investments consist of the following:

Mortgage Loans Held for Sale – Mortgage loans held for sale represent amounts due for mortgage loans sold under purchase agreements to permanent investors, but for which we are awaiting settlement of funds.  We do not retain any interest in these loans except for MSRs and certain contingent liabilities pursuant to loss sharing agreements.  We account for mortgage loans held for sale at the lower of cost or fair value.  As we originate loans for sale only when we have a firm sale commitment for the principal amount of the loan, the carrying value generally represents their respective principal balances.  The cost of the loans includes deferred loan commitment fee revenue net of direct costs associated with closing the related loan and we recognize these amounts in operations when the loans are sold.

Stabilization Escrow – As part of the December 2007 re-securitization, certain cash consideration was placed into escrow in connection with mortgage revenue bonds for which the underlying property was not considered stabilized.  As these properties stabilize, subject to certain conditions, we are able to recoup amounts from escrow.  We record deposits to the stabilization escrow at the net present value of the amount deposited, taking into account the timing of releases from escrow, expected income to be earned on the cash balance and an appropriate discount rate reflecting the risk of property stabilization. We recorded income from the stabilization escrow (including accretion of the discount recorded upon deposit) using the effective yield method.  Following the write-down of the asset (see Note 10), we record interest income based on cash receipts.

Mortgage Loans Held for Investment –Mortgage loans held for investment are carried at expected net realizable value.  We periodically evaluate our portfolio of mortgage loans for impairment.  When a loan is deemed impaired, we record a specific valuation allowance to write it down to its fair value.  We measure the fair value of a loan based on:

•	the present value of expected future cash flows discounted at the loan’s effective interest rate;

•	the loan’s observable market price; or

•	the fair value of the collateral if the loan is collateral-dependent.

Market prices are determined by using a combination of updated appraised values and broker quotes or services supplying market and sales data in various geographical locations where the collateral is located.  If a loan is considered impaired, we also review other loans in the portfolio with similar risk characteristics and record a general valuation allowance if necessary.  Valuation allowances are included in “Loss on impairment of assets” in the Consolidated Statements of Operations.

For more information regarding other investments see Notes 10 and 13.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

K.  Goodwill and Intangible Assets, net

Goodwill and Intangible Assets – Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including the amount assigned to intangible assets.  The primary drivers that generate goodwill are the value of synergies, generally revenue synergies, and the acquired assembled workforce.

We do not amortize goodwill or other intangible assets with indefinite lives (such as mortgage banking licenses) but we amortize other intangible assets on a straight-line basis over their estimated useful lives.

We test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of a reporting unit.

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

In addition, should we determine that goodwill is impaired, we would also review intangible assets for the same business to determine if they were also impaired.  As with goodwill, any indicators of impairment of a specific intangible asset would also lead to a test for impairment.  As the methods for determining fair values of intangible assets are similar to those for determining the fair value of goodwill, the same judgments and uncertainties apply to these determinations as well.

For segment reporting purposes, we classify all goodwill as an asset of the Corporate group.  In accordance with push-down accounting rules and for purposes of stand-alone financials, we also test goodwill separately at the subsidiary level.

Mortgage Servicing Rights – We recognize as assets the rights to service mortgage loans for others, whether the MSRs are acquired through a separate purchase or through loans originated and sold.  We record purchased MSRs at cost, which approximates fair value.  For originated loans, we allocate total proceeds from the sale of the loan (including the fair value of the MSR retained) and recognize a gain.  We obtain valuations of originated MSRs from a third-party valuation specialist.  The inputs include contractual servicing fees, our projected cost to service as well as estimates of default rates, prepayment speeds and an appropriate discount rate.  While there is an active market for similar assets and certain of the inputs such as fee rates and discount rates are observable, most of the other inputs are based on historical company data.  In subsequent periods, we carry the assets at the amortized initial basis.  We amortize all MSRs in proportion to, and over the period of, estimated net servicing income.  Significant judgment is required in accounting for these assets, including:

•	determining the fair value of the asset retained when the associated mortgage is sold and in subsequent reporting periods, including the factors noted above; and

•	estimating the appropriate proportion and period for amortizing the asset.

We assess our MSRs for impairment based on the fair value of the assets as compared to carrying values.  We estimate the fair value by obtaining market information from one of the primary MSR brokers.  To determine impairment, the mortgage servicing portfolio is stratified by the risk characteristics of the underlying mortgage loans and we compare the estimated fair value of each stratum to its carrying value.  With respect to our primary servicing portfolio, we have determined that the predominant risk characteristics are the interest rate and type of loan.  For our other servicing portfolios we have determined that the predominant risk characteristic is the ability to generate a consistent income stream per loan due to the short-term nature of the loans being serviced or due to the fact that certain servicing revenues are non-recurring.

When the carrying value of MSRs exceeds fair value, we recognize impairment through a valuation allowance; fair value in excess of the amount capitalized is not recognized.

For more information regarding intangible assets, see Note 11.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

L.  Deferred Costs and Other Assets, net

Deferred Costs – We capitalize costs incurred in connection with issuance of debt and mandatorily redeemable equity issued by our subsidiaries and amortize them on a straight-line basis over the terms of the facilities, or in the case of Equity Issuer over the period to the expected repurchase date of the shares (which approximates the effective interest method).

Land, Property and Buildings – Our Consolidated Partnerships group includes property partnerships with multifamily apartment properties and other properties upon which the funds have foreclosed.  The property assets are depreciated over 7 to 40 year periods.

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

M.  Impairment of Long-lived Assets

We review property, equipment, and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. If such events or changes in circumstances occur, we will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the asset are less than the carrying value of the related asset. The impairment loss would adjust the asset to its fair value, which would become its new cost basis.

N.  Shares of Subsidiaries

The effects of any changes in our ownership interests resulting from the issuance of equity capital by consolidated subsidiaries or equity investees to unaffiliated parties are accounted for as capital transactions.

Equity Issuer has issued multiple series of Cumulative Preferred Shares, some of which are subject to mandatory repurchase, and others which are not. We classify the Cumulative Preferred Shares subject to mandatory purchase as liabilities on our Consolidated Balance Sheet and include the dividends paid for those share as interest expense in our Consolidated Statements of Operations. For those shares not subject to mandatory repurchase, we classify them as non-controlling equity and the associated dividends are included in “Net loss attributed to non-controlling interests” in the Consolidated Statements of Operations.

For more information see Notes 17 and 21.

O.  Securitization Activities

We and our Consolidated Partnerships have engaged in securitization activities related to financial assets including mortgage revenue bonds and CMBS.  In the future we may continue to engage in similar securitization transactions as well as securitizations of other assets.  We may retain interests in the securitized financial assets that take several different forms including, but not limited to, one or more tranches of the securitization, undivided seller’s interest and rights to excess cash flows after payments to investors with contractual rate of returns and administrative costs.  The exposure to credit losses from securitized assets is limited to our retained interest, including any credit intermediation we may provide through our Credit Risk Products group.  Retained interests, which currently include certain CMBS and CDO investments held within our Commercial Real Estate and Consolidated Partnership groups and Freddie Mac Certificates held by our Affordable Housing group, are accounted for in accordance with the nature and terms of the retained interests (see also G. Investments – Available-for-Sale and H. Investments – Held-to-Maturity above).

For more information see Notes 8 and 13.

P.  Resale and Repurchase Agreements

We account for transactions involving sales of securities under agreements to repurchase (“repurchase agreements” or “repos”) as collateralized financing arrangements / agreements.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

Q.  Loss Sharing Reserve

We account for exposure to loss under our servicing contracts with Fannie Mae and Freddie Mac as guarantees through a provision for loan losses.  The exposure to loss results from guarantees made to Fannie Mae and Freddie Mac under the Designated Underwriting and Servicing (“DUS”) and Delegated Underwriting Initiative (“DUI”) programs to share the risk of loan losses (See Note 31 for more details).  The provision recorded is considered the fair value of the guarantees.  Our determination of the adequacy of the reserve for losses on loans serviced is based on an evaluation of the risk characteristics and exposure to loss associated with those loans.  Our assessment is based on a number of factors including, but not limited to, general economic conditions, inability of the borrower to meet debt service requirements, a substantial decline in the value of the collateral or the risk of refinancing the loan at maturity.  For performing loans, we maintain a general reserve, which is based on the stratification of the loan servicing portfolio by debt service coverage ratio (“DSCR”) and net operating income (“NOI”) of the underlying properties.  The probability of default and loss is higher for loans with lower DSCRs and poor NOI and therefore a higher reserve is maintained for such loans.  For defaulted loans, we maintain a loan specific reserve based on an estimate of our share of the loss.

R.  Credit Intermediation Transactions

For guarantees and other credit intermediation transactions, we record liabilities (included in deferred revenues) equal to the fair values of the obligations undertaken.  For transactions for which we receive fees, we consider the fees received to be fair value.  For completion and other guarantees issued to lenders for the underlying financing of properties, as required by an investment fund, we generally recognize no liability upon inception of the guarantee as the exposure is considered minimal and no fee is received.  We monitor our exposure under these agreements and, should we determine a loss is probable, accrue a liability for the estimated loss.  For more information, see Note 31.

S.  Financial Risk Management and Derivatives

Our primary objective for holding derivative instruments is to manage interest rate risks.

Our derivative instruments may comprise cash flow hedges of debt and free-standing derivatives.  While we carry derivative instruments in both categories at their estimated fair values on our Consolidated Balance Sheets, the change in those fair values are recorded differently.  We have established a policy for risk management and our objectives and strategies for the use of derivative instruments to potentially mitigate such risks. To the extent that the cash flow hedges are effectively hedging the associated debt, we record changes in their fair values as a component of other comprehensive income.  If deemed ineffective, and the ineffectiveness exceeds the limits allowed by ASC 815, Derivatives and Hedging, we would record the entire fair value (and subsequent changes) in our Consolidated Statements of Operations.  With respect to the free-standing derivatives, we include all changes in fair value within interest expense in our Consolidated Statements of Operations.  For cash flow hedges terminated or for which the hedge designation is removed, or for which it is probable that a forecasted transaction will not occur, we reclassify the related amounts in accumulated comprehensive loss into the Consolidated Statements of Operations over time in the same period or periods during which the hedged forecasted transaction affects earnings.  For cash flow hedges, we record the impact of terminations and misforecasted transactions as a component of “Equity and other (loss) income” in the Consolidated Statements of Operations.

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

T.  Treasury Stock

We account for treasury stock purchases using the cost method.

U.  Revenues

Interest Income

Significant components of interest income include:

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

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

Other interest income – We recognize income on temporary investments (such as cash in banks and short-term instruments) as well as longer term investments (e.g., promissory notes, mortgages receivable) and escrow accounts we manage, on the accrual basis as earned.  We recognize income on retained interest certificates (including the Freddie Mac certificates) as it accrues, provided collectability of future amounts is reasonably assured.  We adjust the amortized cost of securities for accretion of discounts to maturity, other yield adjustments and also for the unrealized loss on investments reclassified from available-for-sale to held-to-maturity (see H. Investments – Held-to-Maturity section above).  We compute accretion using the effective-interest method over the expected life of the securities based on our estimates regarding the timing and amount of cash flows from the underlying collateral.

We place investments on a non-accrual status when any portion of the principal or interest is 90 days past due or earlier when concern exists as to the ultimate collectability of principal or interest.  Investments return to accrual status when principal and interest become current.  There were 30 investments on non-accrual status at December 31, 2009, and nine at December 31 2008, with a fair value of $114.4 million and $20.2 million, respectively.  Amounts collected while on non-accrual status are applied as a reduction of the related principal balance.

Fee Income

Fees related to our Affordable Housing Tax Credit Fund sponsorship activities, associated with sponsoring tax credit investment funds and for assisting the funds in acquiring assets include:

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

(iii.)
Partnership management fees are for maintaining the books and records of tax credit investment funds, including requisite investor reporting.  We recognize these fees over the five-year contractual service period following the initial closing of the fund.

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

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

Asset management fees are earned from high-yield debt investment entities (e.g., CRESS) by our Commercial Real Estate group.  These fees are generally based on the assets or equity of the managed entity and we recognize them as earned on an accrual basis provided that collection is reasonably assured.

Credit intermediation fees, earned by our Affordable Housing and Credit Risk Products groups, are for transactions to provide specified rates of return for a tax credit fund.  These fees are received in advance, are deferred and amortized over the applicable risk-weighted periods on a straight-line basis.  For those pertaining to the construction and lease-up phase of a pool of properties, the periods are generally one to three years.  For those pertaining to the operational phase of a pool of properties, the period is approximately 20 years.  Fees for other credit intermediation transactions are received monthly and recognized as income when earned.

Other Revenues

We recognize gains upon the sale of mortgage loans if the sale price exceeds the carrying value and in connection with recording MSRs (see K. Goodwill and Intangible Assets, net above).

Other revenues also include prepayment penalties recognized at the time of prepayment of an investment and expense reimbursements for amounts billed to investment funds and other affiliated entities for reimbursement of salaries and certain other ongoing operating expenditures, which we recognize as earned.

Rental Income

Rental income for property partnerships is accrued as earned based on underlying lease agreements.

V.  Share-Based Compensation

We record restricted share grants in beneficial owners’ equity.  The balance recorded equals the number of shares issued (and that we expect to vest) multiplied by the closing price of our common shares on the grant date.  We recognize the value of the awards as expense in our Consolidated Statements of Operations on a straight-line basis over the applicable service periods.  For each separately vesting portion of an award, we record the expense as if the award was, in substance, multiple awards.  We expense any shares granted with immediate vesting when granted.

Because share-based compensation is based on awards that we ultimately expect to vest, share-based compensation expense has been reduced to account for estimated forfeitures.  We estimate forfeitures at the time of grant and revise the estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For share option grants, we are required to select a valuation technique or option pricing model that meets the criteria as stated in ASC 718, Compensation – Stock Compensation.  At present, we use the Black-Scholes model, which requires the input of subjective assumptions.  These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term (“volatility”), the risk free interest rate and the dividend yield.

For more information see Note 25.

W.  Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.  We assess the recoverability of deferred tax assets through evaluation of carryback availability, projected taxable income and other factors as applicable.  If we determine that deferred tax assets may not be recoverable, we record a valuation allowance as appropriate.  Significant judgment is required in assessing the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns as well as the recoverability of amounts we record, including deferred tax assets.  Furthermore, these projected future tax consequences include our assumption as to the continuing tax-exempt nature of a portion of our earnings.

We provide for exposure in connection with uncertain tax positions which requires significant judgment by management including determination of whether it is more-likely-than-not that a position would withstand audit and the measurement of the tax position and related interest and penalties if challenged.

For more information see Note 26.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

X.  Earnings per Share

We utilize the two-class method of calculating earnings per share (“EPS”), as redeemable shares (see Note 19) and unvested share grants (see Note 25) contractually entitle their holders to participate in dividends and earnings of the Company (rendering them “Participating Securities”). Accordingly, we allocate available earnings between the common and Participating Security shareholders.  For purposes of the calculation, available earnings represent net income or loss attributable to Centerline shareholders after deduction of:

•	preferred dividends (including cumulative dividends in arrears);

•	dividends to the holders of Participating Securities; and

•	charges to equity for the difference between the carrying amounts of redeemable securities and the redemption prices of those shares.

Net losses are not allocated to Participating Security shareholders.

Weighted average shares outstanding includes common shares and Convertible Community Reinvestment Act (“CRA”) Shares that are not redeemable as they have the same economic benefits as the common shares.  Basic EPS is then calculated by dividing the available earnings allocated to common shareholders by the weighted average number of shares outstanding.

Diluted EPS is calculated using the weighted average number of shares outstanding during the period plus the dilutive effect of potential future issuances of common stock relating to stock compensation programs and other potentially dilutive securities using the treasury stock method.  Convertible redeemable shares, our 11.0% Cumulative Convertible Preferred Shares (“11.0% Preferred Shares”) and our subsidiaries’ convertible equity units are not included in the calculation as their assumed conversions would be anti-dilutive for the periods presented.

We do not present basic or diluted EPS for securities other than common stock; therefore, the EPS amounts only pertain to our common shares and non-redeemable, convertible CRA shares.

Y.  Accounting Pronouncements Adopted During 2009

During 2009 we adopted the following new accounting pronouncements:

1.
In December 2007, the FASB issued Statement No. 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 requires that a non-controlling interest (formerly displayed as minority interests in consolidated subsidiaries, preferred shares of subsidiary (not subject to mandatory repurchase) and limited partners’ interests in consolidated partnerships) be reported in equity and the amount of consolidated net income specifically attributable to the non-controlling interest be identified in the consolidated financial statements.  SFAS 160 was effective for us on January 1, 2009 and most of its provisions were applied prospectively, except for the presentation and disclosure requirements, which we applied retrospectively.  The adoption of SFAS 160 had no material impact on our consolidated financial statements.

2.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events, (“SFAS 165”), which became effective for us during the second quarter of 2009.  SFAS 165, as amended by Accounting Standards Update (“ASU”) 2010-09, sets forth the circumstances and the period after the balance sheet date for which an entity should evaluate events for recognition or disclosure in its financial statements.  SFAS 165 requires that evaluation of subsequent events must include events that occur up to and including the date the financial statements are issued.  The adoption of SFAS 165 had no material effect on our consolidated financial statements.

3.
In January 2009, the FASB issued FASB Staff Position (“FSP”) EITF 99-20-1, Amendments to the Impairment of Guidance of EITF Issue No. 99-20, which was effective for us in the fourth quarter of 2008.  In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, both of which were effective for us in the second quarter of 2009.  These FSPs provide guidance on determining the fair value of assets and the amounts of OTTI in periods of market turbulence such as that experienced in 2009.  The adoption of the FSPs had no material effect on our consolidated financial statements.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

NOTE 3 – New Accounting Pronouncements

In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 166”), which, among other provisions, eliminated the concept of Qualified Special Purpose Entities (“QSPEs”). Simultaneously, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which revised the consolidation model with respect to Variable Interest Entities (“VIEs”). SFAS 167:

•	requires that former QSPEs be reviewed for consolidation;

•	requires ongoing reconsideration of consolidation conclusions for VIEs; and

•
requires a qualitative determination of the primary beneficiary of a VIE based on the entity with the power to direct the VIE’s activities and which also has a significant economic interest in the VIE.

SFAS 166 and 167 are effective for us as of January 1, 2010.  In addition to the CMBS and High-Yield Debt Fund Partnerships included in our financial statements as of December 31, 2009, upon adoption of these new accounting standards, those consolidated partnerships and one of our subsidiaries would also consolidate almost all of the CMBS and similar trusts that we and our funds invest in since we are named special servicer of the trusts.  As a result of the sale transaction (see Note 32), we will deconsolidate the funds as well as the newly consolidated trusts, negating the impact of adoption upon our equity balance.

Following the adoption of the new accounting standards, we will continue to consolidate all Tax Credit Fund and Property Partnerships that are already included in our financial statements.  In addition, six Tax Credit Fund Partnerships and 55 Property Partnerships not previously consolidated will be upon adoption of these pronouncements.  Consolidation of those Tax Credit Funds and Property Partnerships will have an insignificant impact on our consolidated equity.

NOTE 4 – Market Conditions and Liquidity

Economic events since 2007 negatively impacted our liquidity in several key areas.  We have seen:

from an operational perspective:

•
a significant decline in transaction related revenues, primarily due to fewer investors for our Affordable Housing and Commercial Real Estate funds, as many of our earnings streams involve establishing and managing such funds while many of our costs are fixed. In addition, we have experienced lower volume of mortgage originations for Fannie Mae and Freddie Mac;

•
increasing rates of default in commercial real estate, which resulted in reduced cash flows within and downgrades of structured finance vehicles, leading to “hyper-amortization” of debt senior to the securities in which our funds invest.  The resulting decline in cash flows to the funds reduced the cash we can realize from both managing and co-investing in the funds and to repay loans we had made to one fund.  The increasing rates of default also negatively impacted the cash flow to CMBS and retained CMBS certificates that we held directly;

•
increasing rates of default in our Affordable Housing portfolio, which have resulted in declining cash flows on our Series B Freddie Mac certificates.  This led us to conclude that substantially all of an escrow account (associated with the re-securitization from which we retained those certificates) will not be recovered, as the cash will instead be needed to restructure the debt for some of the underlying property partnerships.  We may also be required to provide additional funds to restructure other properties; and

•	increasing rates of default in our portfolio of loans under the DUS and DUI programs which we expect to increase cash outflows required under our loss sharing arrangements (see Note 31); and

from a capital structure perspective:

•
a sharp decline in our common share price and the general environment for equity offerings, which made obtaining equity capital extremely difficult.  In addition we are no longer a New York Stock Exchange listed company;

•	a decline in available debt financing and an increase in its cost; and

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

•
turbulence in the credit markets that began in 2007 led to decreased availability of many forms of financing.  Specifically, since mid-2007 we experienced more constrained credit in the following areas:

o
for asset-backed financing (such as we use to fund Fannie Mae and Freddie Mac mortgage originations in our Commercial Real Estate and Affordable Housing groups), the capacity of our financing facilities has decreased while the cost of borrowing has increased;

o	market stagnation and asset impairments prevented the refinancing of debt in a CMBS Fund Partnership;

o
for our Term Loan and Revolving Credit Facility, the terms included a higher rate of interest and more stringent covenants (including restrictions on funding new business opportunities and incurring any additional debt without lender approval) than had been the norm in prior periods. In addition, our Term Loan and Revolving Credit Facility prohibited us from paying common and preferred dividends.  The only exception to this limitation was for dividends related to the preferred shares of Equity Issuer and distributions from our REIT subsidiary;

o
under the terms of our Term Loan and Revolving Credit Facility, we were required to utilize any excess cash available (as defined in the agreement)  to pay down the debt each quarter end.  We were also required to generate specified levels of cash from sale or collection of certain non-core assets and to reduce the balance of the Term Loan to specified levels at specified dates; and

o	under the terms of the Revolving Credit Facility, the amount available to borrow for working capital needs declined from $15.0 million to $10.0 million on October 1, 2009, as scheduled.

In July 2009, we entered into an authorization agreement with an affiliate of Island Capital Group LLC (“Island”) pursuant to which we authorized Island to negotiate with our creditors and other claimants on its behalf for a restructuring and settlement of our debt and certain components of our equity.  The execution of the authorization agreement followed an indication of interest by Island to potentially submit a proposal to engage in a merger or similar transaction with Centerline.  We also retained a leading financial advisory firm, Rothschild Inc., to assist management with an evaluation of business and strategic alternatives and to find alternative sources of capital.

Management also pursued other strategies to maintain and improve liquidity including:

•	instituting measures to reduce general and administrative expenses;

•	continuing to sell investments that did not meet our long-term investment criteria; and

•	exploring alternatives that would allow the release of cash in escrow associated with various historical transactions (see Affordable Housing Transactions in Note 31).

In March 2010, we reached agreements to sell some of our Commercial Real Estate assets, to restructure our Term Loan and Revolving Credit Facility, to restructure certain of our equity, to settle certain outstanding liabilities and to restructure the terms of our credit intermediation agreements, thereby resolving the most immediate liquidity issues discussed above.  See Note 32 for a detailed description of these agreements.

NOTE 5 – Fair Value of Financial Instruments

A.  General

We have categorized our assets and liabilities recorded at fair value based upon the fair value hierarchy specified by ASC 820, Fair Value Measurements and Disclosures (“ASC 820”).  The levels of fair value hierarchy are as follows:

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

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

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

B.  Financial Assets and Liabilities of Operating Groups

Certain assets are “marked to market” every reporting period (i.e., on a recurring basis) in accordance with GAAP.  Other assets are carried at amortized cost (such as mortgage loans held for investment), are initially recorded at fair value and amortized (such as MSRs and other intangible assets) or are carried at the lower of cost or fair value (mortgage loans held for sale); these are tested for impairment periodically and would be adjusted to fair value if impaired (i.e., measured on a non-recurring basis).

The following tables present the information about our assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2009 and 2008, and indicate the fair value hierarchy of the valuation techniques we utilize to determine fair value:

(in thousands)	Level 1	Level 2	Level 3	Balance as of December 31, 2009

Measured on a recurring basis:
Assets
Available-for-sale investments:
Freddie Mac Certificates:
Series A-1	$--	$--	$183,093	$183,093
Series B	--	--	61,003	61,003
Mortgage revenue bonds	--	--	245,671	245,671
Retained CMBS certificates	--	--	8,025	8,025
CMBS	--	--	1,430	1,430
Total available-for-sale investments	$--	$--	$499,222	$499,222
Interest rate swaps	$--	$612	$--	$612
Liabilities
Interest rate swaps	$--	$17,964	$--	$17,964
Measured on a non-recurring basis:
Assets
Mortgage loans held-for-sale	$--	$28,454	$--	$28,454
Mortgage loans held for investment – impaired	--	90	--	90
Mortgage servicing rights	--	--	63,097	63,097
Goodwill(1)	--	--	103,585	103,585
Other intangible assets(1)	--	--	17,723	17,723
	$--	$28,544	$184,405	$212,949
(1) Non-financial assets.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

(in thousands)	Level 1	Level 2	Level 3	Balance as of December 31, 2008

Measured on a recurring basis:
Assets
Available-for-sale investments:
Freddie Mac Certificates:
Series A-1	$--	$--	$335,047	$335,047
Series B	--	--	123,122	123,122
Mortgage revenue bonds	--	--	69,217	69,217
Retained CMBS certificates	--	--	7,313	7,313
CMBS	--	--	2,550	2,550
Syndicated corporate debt	1,964	--	--	1,964
Total available-for-sale investments	$1,964	$--	$537,249	$539,213
Interest rate swaps	$--	$1,307	$--	$1,307
Liabilities
Interest rate swaps	$--	$40,525	$--	$40,525
Measured on a non-recurring basis:
Assets
Mortgage loans held-for-sale	$--	$46,912	$--	$46,912
Mortgage loans held for investment – impaired	--	1,794	--	1,794
Mortgage servicing rights	--	--	65,599	65,599
Goodwill(1)	--	--	248,978	248,978
Other intangible assets(1)	--	--	37,189	37,189
	$--	$48,706	$351,766	$400,472
(1) Non-financial assets.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

The following table presents additional information about assets measured at fair value on a recurring basis and for which we utilized Level 3 inputs to determine fair value:

	Year Ended December 31, 2009
(in thousands)	Series A-1 Freddie Mac Certificates	Series B Freddie Mac Certificates		Mortgage Revenue Bonds		Retained CMBS Certificates		CMBS		Total

Balance at January 1, 2009	$335,047	$123,122		$69,217		$7,313		$2,550		$537,249
Total realized and unrealized gains or (losses):
Included in earnings	--	(44,830	)(1)	(7,955	)(2)	(37,596	)(1)	(15,546	)(1)	(105,927)
Included in other comprehensive loss(3)	(5,448)	(8,910)		8,880		38,679		14,691		47,892
Amortization or accretion	--	(9,069)		989		(371)		(265)		(8,716)
Purchases, settlements, issuances and other adjustments(4)	(146,506)	690		174,540		--		--		28,724
Balance at December 31, 2009	$183,093	$61,003		$245,671		$8,025		$1,430		$499,222
Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2009(1)	$--	$(44,830)		$(198)		$(37,596)		$(15,546)		$(98,170)

(1)	Recorded in “Loss on impairment of assets” in the Consolidated Statement of Operations (see also Note 23).
(2)	Includes amounts recorded in “Gain (loss) from repayment or sale of investments, net” and in “Loss on impairment of assets” (Note 23) in the Consolidated Statement of Operations
(3)	Net of amounts reclassified to net loss.
(4)	Principally related to sale and re-recognition transactions described in Note 8.

	Years Ended December 31, 2008
in thousands)	Series A-1 Freddie Mac Certificates	Series B Freddie Mac Certificates	Mortgage Revenue Bonds	Retained CMBS Certificates	CMBS	Total

Balance at January 1, 2008	$--	$153,468	$376,432	$75,328	$13,361	$618,589
Total realized and unrealized gains or (losses):
Included in earnings(1)	--	(7,968)	(10,928)	(10,736)	--	(29,632)
Included in other comprehensive loss(2)	17,801	(37,526)	(10,047)	(54,050)	(14,519)	(98,341)
Amortization or accretion	--	(6,632)	276	(3,229)	44	(9,541)
Purchases, issuances, settlements and other adjustments	28,574	21,780	(286,516)	--	3,664	(232,498)
Net transfers in and/or out of Level 3(3)	288,672	--	--	--	--	288,672
Balance at December 31, 2008	$335,047	$123,122	$69,217	$7,313	$2,550	$537,249
Amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2008(1)	$--	$(7,968)	$(3,700)	$(10,736)	$--	$(22,404)

(1)	Recorded in “Loss on impairment of assets” in the Consolidated Statement of Operations (see also Note 23).
(2)	Net of amounts reclassified to net loss.
(3)
During 2008, management evaluated the number of transactions conducted with instruments similar to the Series A-1 Freddie Mac Certificates and concluded that due to the unique terms of the certificates, such population was too limited to continue a Level 2 designation initially determined and as a result, were reclassified as Level 3 assets.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

C.  Financial Assets and Liabilities of Consolidated Partnerships

The following tables present the information about assets and liabilities of Consolidated Partnerships measured at fair value on a recurring or non-recurring basis as of December 31, 2009 and 2008:

(in thousands)	Level 1	Level 2	Level 3	Balance as of December 31, 2009

Measured on a recurring basis:
Assets
Available-for-sale investments:
CMBS	$--	$--	$126,195	$126,195
Retained CMBS certificates	--	--	6,646	6,646
CDO debt and equity	--	--	536	536
Corporate bonds (temporary investments)	--	5,109	--	5,109
Total available-for-sale investments	$--	$5,109	$133,377	$138,486
Measured on a non-recurring basis:
Assets
Retained CMBS certificates, held-to-maturity	$--	$--	$52,277	$52,277
Mortgage loans held for investment – impaired	--	30,730	--	30,730
	$--	$30,730	$52,277	$83,007

(in thousands)	Level 1	Level 2	Level 3	Balance as of December 31, 2008

Measured on a recurring basis:

Assets
Available-for-sale investments:
CMBS	$--	$--	$182,828	$182,828
Retained CMBS certificates	--	--	9,867	9,867
CDO debt and equity	--	--	33,189	33,189
Corporate bonds	--	47,858	--	47,858
Total available-for-sale investments	$--	$47,858	$225,884	$273,742
Measured on a non-recurring basis:
Assets
Retained CMBS certificates, held-to-maturity	$--	$--	$47,310	$47,310
Mortgage loans held for investment – impaired	--	14,137	--	14,137
	$--	$14,137	$47,310	$61,447

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

The following table presents additional information about assets measured at fair value on a recurring basis and for which the consolidated partnerships utilized Level 3 inputs to determine fair value:

	Year Ended December 31, 2009
(in thousands)	CMBS	Retained CMBS Certificates	CDO Debt and Equity	Total

Balance at January 1, 2009	$182,828	$9,867	$33,189	$225,884
Total realized and unrealized gains (losses):
Included in earnings(1)	(1,462,801)	(86,471)	(154,699)	(1,703,971)
Included in other comprehensive loss(2)	1,411,629	83,662	112,821	1,608,112
Amortization or accretion	(5,461)	(412)	9,225	3,352
Purchases, issuances, settlements and other adjustments	--	--	--	--
Balance at December 31, 2009	$126,195	$6,646	$536	$133,377
Amount of total losses included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2009(1)	$(1,462,801)	$(86,471)	$(154,699)	$(1,703,971)

(1)	Included in “Consolidated partnerships – Loss on impairment of assets” in the Consolidated Statement of Operations (see Note 24).
(2)	Net of amounts reclassified to net loss.

	Year Ended December 31, 2008
(in thousands)	CMBS	Retained CMBS Certificates		CDO Debt and Equity	Total

Balance at January 1, 2008	$1,235,059	$482,424		$65,060	$1,782,543
Total realized and unrealized gains (losses):
Included in earnings(1)	(95,975)	(27,016)		(101,027)	(224,018)
Included in other comprehensive loss(2)	(1,001,861)	(164,338)		(74,526)	(1,240,725)
Amortization or accretion	(1,935)	1,792		1,554	1,411
Purchases, issuances, settlements and other adjustments	47,540	(282,995	)(3)	142,128	(93,327)
Balance at December 31, 2008	$182,828	$9,867		$33,189	$225,884
Amount of total losses included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2008(1)	$(95,975)	$(27,016)		$(101,027)	$(224,018)

(1)	Included in “Consolidated partnerships – Loss on impairment of assets” in the Consolidated Statement of Operations (see Note 24).
(2)	Net of amounts reclassified to net loss.
(3)	During 2008, management elected to reclassify certain investments from available-for-sale to held-to-maturity (see Notes 2 and 13).

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

D.	Assets and Liabilities Not Measured at Fair Value

For cash and cash equivalents, restricted cash, accounts receivable, stabilization escrow, accounts payable, accrued expenses and other liabilities as well as variable-rate notes payable and financing arrangements, recorded values approximate fair value due to their terms, or their liquid or short-term nature.  In accordance with GAAP, certain financial assets and liabilities are included on our Consolidated Balance Sheets at amounts other than fair value.  Following are the descriptions of those assets and liabilities:

Mortgage loans held for investment and other investments	Fair value is determined as described in Note 2.

Fixed-rate notes payable and secured financing
Fair value is estimated using either quoted market prices or discounted cash flow analyses based on our current borrowing rates for similar types of borrowing arrangements, which reflect our current credit standing.

Preferred shares of subsidiary (subject to mandatory repurchase)	Fair value is determined as described for Series A-1 Freddie Mac certificates in Note 2 as the preferred shares are economically defeased by those investments.

Retained CMBS certificates – held-to-maturity	Fair value is determined as described in Note 2.

The following table presents information about our financial assets and liabilities that are not carried at fair value:

	December 31, 2009		December 31, 2008
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Mortgage loans held for investment	$7,540	$7,540	$10,792	$12,071
Other investments	1,060	2,328	4,126	4,126
Fixed-rate notes payable and secured financing	588,754	487,652	363,068	275,799
Preferred shares of subsidiary (subject to mandatory repurchase)	128,500	139,850	273,500	286,900

Consolidated Partnerships:
Retained CMBS certificates – held-to-maturity	284,971	52,277	288,960	47,310
Mortgage loans held for investment	46,094	36,971	200,611	132,001
Fixed-rate notes payable and financing arrangements	1,567,552	280,944	1,794,205	950,217

NOTE 6 – Variable Interest Entities and Qualifying Special Purpose Entities

Variable Interest Entities (“VIEs”)

Consistent with the provisions of ASC 810, Consolidations, we consolidate numerous fund partnerships that we sponsor, manage and service.  The funds invest equity capital raised from investor partners and finance their investments and operations using debt and operating cash flows.  Our involvement with the funds includes:

•	providing asset management and fund management services;

•	acting as general partner;

•	managing and servicing their assets;

•	warehousing investments on our balance sheet and selling them to the fund (principally for Affordable Housing funds); and

•	in certain cases, co-investing in the funds (principally for Commercial Real Estate funds).

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

The funds’ assets and liabilities are detailed and described in Notes 13 and 18, respectively.

Beyond any co-investment in a fund, we are not obligated to provide financial support to the entities.  Regardless, we may elect to provide financial support to protect our investments and the investments of our clients.  Through December 31, 2009, we had provided financial support to certain of the entities included in our designation of Consolidated Partnerships through loans to Tax Credit Fund Partnerships totaling $71.3 million and $59.7 million at December 31, 2009 and December 31, 2008, respectively (see Affordable Housing Transactions - Property Partnerships in Note 31), as well as $27.1 million we loaned to a CMBS Fund Partnership (see the CMBS Fund Partnerships section of Note 29).

Qualifying Special Purpose Entities (“QSPEs”)

Through our Commercial Real Estate group and the funds it manages, we invest in CMBS and are named special servicer of the trusts that issue the CMBS.  For most of those trusts, we are a “non-transferor servicer”, meaning that we acquired the CMBS positions through investment rather than retaining interests from securitizations of assets we owned.  One of these funds also invests in CDO debt and equity acquired through investment transactions and we are the collateral manager for the CDOs.  All of the CMBS trusts and the CDOs are QSPEs.

The CMBS trusts invest in mortgage loans, financed by the CMBS they issue.  The CDOs invest in mortgage loans, mezzanine loans and subordinated notes financed by the debt and equity they issue.  The total face amount of assets in those entities where we are the non-transferor servicer or collateral manager aggregated $110.1 billion as of December 31, 2009.

As special servicer or collateral manager, we are not contractually obligated to provide any financial support to the entities.  We are obliged as “Advancing Agent” to make cash advances in order to protect collateral in a CDO or trust when a borrower fails to make timely payment.  Our obligations are limited to amounts that we believe are recoverable.  For the funds we manage, the maximum exposure to loss with respect to the QSPEs is limited to the cost of their investments.  Centerline’s maximum exposure to loss with respect to the entities is limited to the cost of our investment (for those held for our own account) or the cost of co-investment in the fund that holds the investments and any monies we have advanced to the funds as losses could preclude repayment.  Typically our co-investment in those funds is 5%.

The carrying value of our investment in QSPE trusts and those held by the funds we manage were as follows:

(in thousands)	December 31, 2009

Held for our own account	$1,430
Held by CMBS and High-Yield Debt Fund Partnerships	126,195
Total at fair value	$127,625

Upon adoption of FAS 167, we will consolidate these trusts in our consolidated financial statements (see Note 3) but they will be de-consolidated due to the sale transaction described in Note 32.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

NOTE 7 – Assets Pledged as Collateral

In connection with our Term Loan and Revolving Credit Facility (Note 14), the stock of all of our subsidiaries is pledged as collateral as are all of our other assets subject to the liens detailed below. The following table details assets we have specifically pledged as collateral for various debt facilities or contingent liabilities:

Collateral	Balance Sheet Classification	Carrying Amount of Collateral at December 31, 2009 (in thousands)	Associated Debt Facility/Liability

Cash	Restricted cash	$10,754	Mortgage loan loss sharing agreements (Note 31)(1)

Letter of Credit	Reduces availability of Revolving Credit Facility (Note 14)	$11,981	Mortgage loan loss sharing agreements (Note 31)

Series A-1 Freddie Mac certificates	Investments – available-for-sale – Freddie Mac certificates (Note 8)	$183,093	Preferred shares of subsidiary (Notes 17 and 21)(2)

CMBS and retained CMBS certificates	Investments – available-for-sale – CMBS and retained CMBS certificates (Note 8)	$9,006	CMBS term loan (Note 14)(3)

Stabilization escrow	Other investments – stabilization escrow (Note 10)	$1,983	December 2007 re-securitization

Mortgage loans	Other investments – mortgage loans held for sale (Note 10)	$28,454	Mortgage Banking warehouse line/Multifamily ASAP plus facility (Note 14)

Mortgage servicing rights	Goodwill and intangible assets – mortgage servicing rights (Note 11)	$612	Debt facilities of third party for which Centerline provides loan servicing

Cash deposits	Deferred costs and other assets (Note 12)	$69,200	Affordable housing yield transactions (Note 31)

CMBS and retained CMBS certificates held by Consolidated Partnerships	Consolidated partnerships – investments – available-for-sale and held-to-maturity (Note 13)	$366,103	Consolidated partnerships – financing arrangements (Note 18)(4)

CMBS held by Consolidated Partnerships	Consolidated partnerships – investments – available-for-sale (Note 13)	$47,994	Consolidated partnerships – notes payable (Note 18)(5)

Mortgage loans held by Consolidated Partnerships	Consolidated Partnerships – investments other (Note 13)	$7,231	Consolidated partnerships – repurchase agreements (Note 18)(5)

Land, building and improvements held by Consolidated Partnerships	Consolidated Partnerships – land, buildings and improvements, net (Note 13)	$79,679	Consolidated partnerships – notes payable (Note 18)(5)

(1)
In addition and following the requirements of its operating agreement, Centerline Financial had a cash balance of $68 million as of December 31, 2009 in order to maintain its minimum capital requirements.  This balance is not pledged as collateral and is not considered by us as restricted cash.

(2)	While not collateral, these assets economically defease the preferred shares.
(3)	Assets are restricted solely to satisfy the debt obligations. Debt is non-recourse to the Company. The balance was repaid in March 2010 (see Note 32).
(4)	Included in a collateralized debt obligation and assets are restricted solely to satisfy those obligations. Debt is non-recourse to the Consolidated Partnership and the Company.
(5)	Assets are restricted solely to satisfy the debt obligations. Debt is non-recourse to the Consolidated Partnership and the Company.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

NOTE 8 – Available-for-Sale Investments

Available-for-sale investments consisted of:

	December 31,
(in thousands)	2009	2008

Freddie Mac Certificates:
Series A-1	$183,093	$335,047
Series B	61,003	123,122
Mortgage revenue bonds	245,671	69,217
Retained CMBS certificates	8,025	7,313
CMBS	1,430	2,550
Syndicated corporate debt	--	1,964
Total	$499,222	$539,213

A.  Freddie Mac Certificates

We retained Series A-1 and Series B Freddie Mac Certificates in connection with the December 2007 re-securitization of the mortgage revenue bond portfolio with Freddie Mac.  The Series A-1 Freddie Mac Certificates are fixed rate securities, whereas the Series B Freddie Mac Certificates are residual interests of the re-securitization trust.

Series A-1

Information with respect to the Series A-1 Freddie Mac Certificates is as follows:

	December 31,
(in thousands)	2009	2008
Face amount	$232,500	$377,500
Gross unrealized gains	18,866	22,526
Fair value	251,366	400,026
Less: eliminations(1)	(68,273)	(64,979)
Consolidated fair value	$183,093	$335,047

(1)   A portion of the Series A-1 Certificates relate to re-securitized mortgage revenue bonds that were not reflected as sold.  Accordingly, that portion is eliminated in consolidation.  The change from December 31, 2008 resulted from re-recognition of certain mortgage revenue bonds during 2009 (see B. Mortgage Revenue Bonds below) and the sale of certain certificates and also fluctuates as the value of the assets changes.

During the years ended December 31, 2009 and 2008, we received $21.5 million and $23.3 million, respectively, in interest from the Series A-1 Freddie Mac Certificates.

The preferred shares of Equity Issuer, including those not subject to mandatory repurchase (see Notes 17 and 21 for a further description of these shares) entitle their holders to a claim on the cash flows of the Series A-1 Freddie Mac Certificates, and for economic purposes are defeased.

In July 2009, we sold certain of our Series A-1 Freddie Mac certificates and used the proceeds to redeem the corresponding preferred shares of Equity Issuer.  The sale of the certificates and redemption of the preferred shares were both at the $145.0 million aggregate face amounts of the instruments.  We incurred expenses on the transactions of $0.7 million related to remarketing, legal and other fees, which are recorded in general and administrative expenses.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

Series B

Information with respect to the Series B Freddie Mac Certificates is as follows:

	December 31,
(in thousands)	2009	2008
Amortized cost basis(1)	$137,974	$188,790
Gross unrealized losses(1)	(64,142)	(42,066)
Subtotal/fair value	73,832	146,724
Less: eliminations(2)	(12,829)	(23,602)
Consolidated fair value	$61,003	$123,122

(1)    The unrealized losses presented above do not include cumulative impairment write-downs of $52.8 million at December 31, 2009 and $8.0 million at December 31, 2008 due to credit losses related to the underlying assets.  Amortized cost is shown net of these amounts.

(2)    A portion of the Series B Certificates relates to re-securitized mortgage revenue bonds that were not reflected as sold.  Accordingly, that portion is eliminated in consolidation. The change from December 31, 2008 resulted from re-recognition of certain mortgage revenue bonds during 2009 (see B. Mortgage Revenue Bonds below) and also fluctuates as the value of the assets changes.

Key fair value assumptions used in measuring the Series B Freddie Mac Certificates are provided in the table below:

	December 31,
	2009		2008

Weighted average discount rate	27.5%		16.5%
Constant prepayment rate	90.0%		90.0%
Weighted average life	10.1	years	10.9	years
Constant default rate	2.0%		2.0%
Default severity rate	21.0%		10.0%

The weighted average life of assets in the pool that can be prepaid was 10.4 years as of December 31, 2009 and 11.3 years as of December 31, 2008.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

The fair value and the sensitivity on the fair value to immediate adverse changes in those assumptions are as follows:

(in thousands)	December 31, 2009
Fair value of Freddie Mac B Certificates at December 31	$61,003

Constant prepayment rate:
Fair value after impact of 5% increase	60,826
Fair value after impact of 10% increase	60,244

Discount rate:
Fair value after impact of 10% increase	46,803
Fair value after impact of 20% increase	38,021

Constant default rate:
Fair value after impact of 1% increase	54,904
Fair value after impact of 2% increase	49,089

Default severity rate:
Fair value after impact of 5% increase	59,771
Fair value after impact of 10% increase	58,540

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

During the years ended December 31, 2009 and 2008, we received $24.7 million and $30.2 million, respectively, in interest and principal from the Series B Freddie Mac Certificates.

Delinquent collateral loans underlying the certificates had an unpaid principal balance of $150.8 million and $33.2 million at December 31, 2009 and 2008, respectively; projected remaining losses are estimated at 4.54% of the underlying securitization.  At December 31, 2009, there were no actual losses in the underlying securitization.  Due to projections of declining cash flows (including the projected impact of a restructuring of the underlying mortgage revenue bonds as discussed in Note 31), we recorded OTTI of $44.8 million on these investments in 2009 and $8.0 million in 2008, as discussed in Note 23.

The Series B Freddie Mac Certificates have all been in an unrealized loss position for twelve months or more.  As we intend to hold the investments and it is not likely that we will be required to sell them, we have concluded that the unrealized losses (after taking into account recognized impairments) as of December 31, 2009, are temporary.

B.  Mortgage Revenue Bonds

The following tables summarize our mortgage revenue bond portfolio:

	December 31,
(in thousands)	2009	2008

Securitized:
Included in December 2007 re-securitization transaction and accounted for as financed	$242,484	$12,345
Included in other securitizations (Note 15)	--	49,641
Subtotal	242,484	61,986
Not securitized	3,187	7,231
Total at fair value	$245,671	$69,217

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

During 2009, our mortgage revenue bond portfolio increased from 24 bonds as of December 31, 2008 to 42 bonds as of December 31, 2009.  The increase is attributable to the re-recognization of 46 mortgage revenue bonds in the 2007 re-securitization that had either defaulted, been placed in special servicing, or for which we made commitments to fund operating deficits to the underlying property partnerships.  As our role as servicer of the bonds allows us to repurchase those bonds (although we do not intend to) we re-recognized the bonds as assets at their aggregate fair value of $309.9 million and recognized a corresponding Freddie Mac secured financing liability (see Note 15).  This was offset by nine bonds with an aggregate fair value of $85.0 million which were transferred out of special servicing and de-recognized during 2009, 14 bonds (with a carrying value of $51.1 million) that were forfeited in connection with terminating a securitization, four bonds that were repaid, and three that were sold.  For the 14 forfeited bonds, an impairment of $8.7 million was recorded during 2009 (see Note 23).

In addition, during 2009, we foreclosed upon and sold two properties underlying three mortgage revenue bonds that had not been securitized.  As we had agreements to sell the properties, we recorded them at the agreed-upon sale price; recognizing an impairment of $0.5 million on one of the properties (see Note 23).  Upon sale of the other property we recognized a gain of $0.6 million.

During 2008, certain of the guarantees which precluded sale treatment during the December 2007 re-securitization transaction expired, resulting in recognition of 27 mortgage revenue bonds as sold.  During 2008, three bonds were repaid, two bonds were sold and one bond defaulted and as a result was re-recognized.

In addition, during 2008, we recorded OTTI of $10.9 million, related to mortgage revenue bonds (see Note 23) and purchased three mortgage revenue bonds with a principal amount of $4.5 million from AMAC for a purchase price of $2.0 million (see Note 29).

		Face Amount of Bond(1)		Fair Value at December 31, 2009
(dollars in thousands)	Number of Bonds	Amount	% of Total	Amount	% of Total	Current Stated Interest Rate
By Property Status:
Stabilized	24	$157,930	48.1%	$114,369	46.6%	7.0%
Lease-up	18	170,254	51.9	131,302	53.4	6.7
2009 Total	42	$328,184	100.0%	$245,671	100.0%	6.8%
2008 Total	24	$89,758		$69,217

By State:(2)
Texas	20	$174,619	53.2%	$138,094	56.2%	6.9%
Georgia	3	30,880	9.4	19,463	7.9	6.5
Arkansas	2	9,200	2.8	8,279	3.4	7.5
All Others	17	113,485	34.6	79,835	32.5	6.8
2009 Total	42	$328,184	100.0%	$245,671	100.0%	6.8%
2008 Total	24	$89,758		$69,217

By Maturity Date:
2009-2010	1	$285	0.1%	$84	--%	9.5%
2011-2015	3	2,170	0.7	584	0.3	8.1
2016-2020	3	4,030	1.2	2,298	0.9	8.7
2021-2025	4	15,475	4.7	12,291	5.0	7.8
2026-2030	--	--	0.0	--	0.0	0.0
2031-2035	1	5,930	1.8	5,392	2.2	7.1
2036-2040	6	57,064	17.4	44,197	18.0	7.0
2041-2045	22	230,200	70.1	171,526	69.8	6.7
2046 and After	2	13,030	4.0	9,299	3.8	6.0
2009 Total	42	$328,184	100.0%	$245,671	100.0%	6.8%
2008 Total	24	$89,758		$69,217

(1)	Original principal amount at issuance.
(2)	Certain properties collateralize multiple mortgage revenue bonds; only one bond is included to avoid duplication.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

The amortized cost basis of our portfolio of mortgage revenue bonds and the related unrealized gains and losses were as follows:

	December 31,
(in thousands)	2009	2008

Amortized cost basis(1)	$247,424	$79,850
Gross unrealized gains	13,688	1,682
Gross unrealized losses(1)	(15,441)	(12,315)
Fair value	$245,671	$69,217

(1)   The unrealized losses presented above do not include cumulative impairment write-downs of $2.4 million at December 31, 2009 and $8.1 million at December 31, 2008 due to credit losses related to the underlying assets.  Amortized cost is shown net of these amounts.

For mortgage revenue bonds in an unrealized loss position as of the dates presented, the fair value and gross unrealized losses, aggregated by length of time that individual bonds have been in a continuous unrealized loss position, is summarized in the table below:

(dollars in thousands)	Less than 12 Months	12 Months or More	Total

December 31, 2009

Number	10	--	10
Fair value	$47,632	$--	$47,632
Gross unrealized loss	$15,441	$--	$15,441

December 31, 2008

Number	17	--	17
Fair value	$50,596	$--	$50,596
Gross unrealized loss	$12,315	$--	$12,315

Unrealized losses above (which compare fair value to accreted cost after taking impairment charges into account) are primarily due to liquidity discount as a result of market conditions, and we believe are not necessarily reflective of the operating performance of the assets.  Therefore, we concluded that the unrealized losses are temporary.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

C.  Retained CMBS Certificates

Retained CMBS certificates are not direct investments in CMBS, but rather investments in the debt of trusts that hold CMBS investments.  Retained CMBS certificates we hold for our own account as of December 31, 2009 and 2008 are comprised of the following classes:

(dollars in thousands)	Face Amount	Purchase Cost	Accreted Cost(1)	Unrealized Gain	Unrealized Loss(1)	Fair Value	Percentage of Fair Value
December 31, 2009 Security rating:
BBB- interest only	$--	$24,612	$2,105	$3,456	$--	$5,561	69.3%
CC	21,439	10,121	424	--	--	424	5.3
C	57,490	23,374	1,841	78	--	1,919	23.9
D	27,584	8,097	--	62	--	62	0.8
Non-rated	23,818	8,639	25	34	--	59	0.7
Non-rated interest only	--	581	--	--	--	--	--
Total	$130,331	$75,424	$4,395	$3,630	$--	$8,025	100.0%
December 31, 2008 Security rating:
AAA interest only	$--	$24,612	$2,328	$--	$--	$2,328	31.8%
CCC-	119,671	40,466	40,565	29	(36,053)	4,541	62.1
D	15,240	1,126	--	152	--	152	2.1
Non-rated	29,147	8,639	1,477	--	(1,185)	292	4.0
Non-rated interest only	--	581	--	--	--	--	--
Total	$164,058	$75,424	$44,370	$181	$(37,238)	$7,313	100.0%

(1)
The unrealized losses presented above do not include cumulative impairment write-downs of $48.3 million at December 31, 2009 and $10.7 million at December 31, 2008 due to credit losses related to the underlying assets.  Accreted cost is shown net of this amount.

At December 31, 2009 and 2008, the rated interest only certificate had a notional amount of $458.7 million and $465.6 million, respectively, and the non-rated interest only certificates had a combined notional amount of $187.0 million at December 31, 2009 compared to $192.4 million at December 31, 2008.

For retained CMBS certificates in an unrealized loss position, the fair value and gross unrealized losses, aggregated by length of time that individual investments have been in a continuous unrealized loss position, is summarized in the table below:

(dollars in thousands)	Less than 12 Months	12 Months or More	Total
December 31, 2009
Number	--	--	--
Fair Value	$--	$--	$--
Gross Unrealized loss	$--	$--	$--
December 31, 2008
Number	7	7	14
Fair Value	$3,847	$891	$4,738
Gross Unrealized loss	$25,247	$11,991	$37,238

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

During the year ended December 31, 2009, we recognized $37.6 million of OTTI, due to credit loss expectations in the underlying securitization trusts.  We recorded similar charges of $10.7 million in 2008 (see Note 23).

At December 31, 2009, we determined fair value using discounted cash flow models as well as broker quotes (as discussed in Note 2).  For the discounted cash flow models, we used a constant default rate (“CDR”) of 3.0%.  The other key assumptions used in measuring fair value are detailed below as well as the sensitivity of the discounted cash flows we calculated for the retained CMBS certificates to potential adverse changes are as follows:

At December 31, 2009, the remaining key assumptions used in measuring fair value and the sensitivity of the current fair value of the retained CMBS certificates to potential adverse changes are as follows:

			Expected Credit Loss		Discount Rate Applied to Cash Flows
(dollars in thousands)	Weighted Average Life (yrs)	Discount Rate applied to Cash Flows	4.0% CDR	5.0% CDR	5.0% Adverse Change	35.0% Adverse Change

Security rating:
BBB- interest only	4.69	35.0%	2.1%	3.7%	(6.7)%	(33.4)%
CC	9.83	35.0	(30.5)	(48.0)	(2.0)	(12.5)
C	2.33	35.0	(9.4)	(17.8)	(4.3)	(24.1)
D	--	--	--	--	--	--
Non-rated	--	--	--	--	--	--
Non-rated interest only	--	--	--	--	--	--

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

The certificates either have a stated rate of 4.0% or they are residual certificates with no stated rate.  The interest rates actually collected on the principal classes range from zero to 9.49% and from zero to 4.96% on the interest only class.  During the years ended December 31, 2009 and 2008, we received interest of $9.8 million and $13.7 million, respectively, from the retained CMBS certificates.

Delinquencies on the collateral loans underlying the retained CMBS certificates totaled 3.3% at December 31, 2009 compared to 1.2% at December 31, 2008.  At December 31, 2009, actual losses to date were 7.9% of the underlying CMBS bonds, and projected remaining losses are estimated at 12.7% of the underlying CMBS bonds.

In March 2010, we reached an agreement to sell and completed the sale of these investments (see Note 32).

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

D.  CMBS

CMBS investments we hold for our account were comprised of the following as of December 31, 2009:

(dollars in thousands)	Face Amount	Purchase Cost	Accreted Cost(1)	Unrealized Gain	Unrealized Loss(1)	Fair Value	Percentage of Fair Value
December 31, 2009 Security rating:
CCC+	$6,698	$2,807	$272	$30	$--	$302	21.1%
CCC	18,191	8,364	506	--	--	506	35.4
CCC-	6,497	1,354	135	--	--	135	9.4
Non-rated	25,819	5,269	378	109	--	487	34.1
Total	$57,205	$17,794	$1,291	$139	$--	$1,430	100.0%
December 31, 2008 Security rating:
BB+	$3,898	$2,244	$2,336	$--	$(2,063)	273	10.7%
BB	3,898	2,097	2,191	--	(1,918)	273	10.7
BB-	3,898	1,959	2,056	--	(1,783)	273	10.7
B+	10,395	4,308	4,365	--	(3,846)	519	20.4
B	2,599	542	520	--	(390)	130	5.1
B-	6,698	1,375	1,321	--	(1,014)	307	12.0
Non-rated	25,819	5,269	4,968	--	(4,193)	775	30.4
Total	$57,205	$17,794	$17,757	$--	$(15,207)	$2,550	100.0%

(1)
The unrealized losses presented above do not include cumulative impairment write-downs of $15.5 million at December 31, 2009 due to credit losses related to the underlying assets (see Note 23).  Accreted cost is shown net of this amount.

For CMBS investments in an unrealized loss position, the fair value and gross unrealized losses, aggregated by length of time that individual investments have been in a continuous unrealized loss position, is summarized in the table below:

(dollars in thousands)	Less than 12 Months	12 Months or More	Total
December 31, 2009
Number	--	--	--
Fair value	$--	$--	$--
Gross unrealized losses	$--	$--	$--
December 31, 2008
Number	9	--	9
Fair value	$2,550	$--	$2,550
Gross unrealized losses	$15,207	$--	$15,207

During the year ended December 31, 2009, we recognized a $15.5 million OTTI related to CMBS investments we hold for our own account due to credit losses within the CMBS trusts (see Note 23).

We purchased CMBS investments with a face amount of $18.2 million at a cost of $3.7 million during 2008; there were no purchases in 2009.

In March 2010, we reached an agreement to sell and completed the sale of these investments (see Note 32).

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

E.  Syndicated Corporate Debt

We invested in syndicated loan investments and sold most of the investments during 2008 and the remainder in 2009.  We recognized impairment charges of $0.1 million for the year ended December 31, 2009 and $2.8 million for the year ended December 31, 2008 for declines in value of the investments in periods prior to their sales (see Note 23).  Upon sale, we incurred losses of $4.2 million in 2008 and recorded a gain of $1.5 million in 2009, which are included in “Gain (loss) from repayment or sale of investments” in the Consolidated Statement of Operations.

NOTE 9 – Equity Method Investments

The table below presents the components of equity method investments as of:

	December 31,
(in thousands)	2009	2008

Equity interests in tax credit partnerships	$530	$31,367

We acquire interests in entities that own tax credit properties.  We hold these investments on a short-term basis for inclusion in future Affordable Housing group investment fund offerings.  We expect to recapture our costs in such investments from the proceeds when the investment fund has closed.

During the year ended December 31, 2009, we recorded charges of $8.9 million to write down the value of our equity interest in three tax credit partnerships, which we sold in October 2009 at a price that was below our basis.  We recognized the other-than-temporary declines in value as equity losses.  The balance of the decline during the period relates to equity interests sold to Tax Credit Fund Partnerships, net of investments we assumed upon acquiring the equity interest in a fund we had sponsored (see also Note 21).

The balances shown above do not include our investments in AMAC and CUC, which we also account for under the equity method, as the entities are related parties.  We also co-invest in CMBS and High-Yield Fund Partnerships (part of our Consolidated Partnerships group) which we account for on the equity basis, but those investments are eliminated in consolidation.  For discussion regarding these investments, see Notes 2 and 29.

NOTE 10 – Other Investments

The table below presents the components of other investments:

	December 31,
(in thousands)	2009	2008

Mortgage loans held for sale(1)	$28,454	$46,912
Mortgage loans held for investment(2)	7,540	10,792
Stabilization escrow	1,983	72,397
Miscellaneous investments	1,060	4,126
Total	$39,037	$134,227
(1) Net of deferred origination fees. (2) Net of valuation allowance of $3.6 million in 2009 and $1.7 million in 2008.

A.  Mortgage Loans Held for Sale

Mortgage loans held for sale include originated loans pre-sold to government sponsored entities, such as Fannie Mae, Freddie Mac and Government National Mortgage Association (“GNMA”) under contractual sale obligations that normally settle within 30 days of origination.  Mortgage loans held for sale can differ widely from period to period depending on the timing and size of originated mortgages and variances in holding periods prior to sale.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

B.  Stabilization Escrow

	December 31,
(in thousands)	2009	2008
Cash balance	$50,104	$84,503
Reserve for non-recovery	(48,121)	--
Present value discount net of eliminations and accumulated amortization	--	(12,106)
Total	$1,983	$72,397

During the year ended December 31, 2009, we received $34.6 million in cash as a result of escrow releases (due to construction completion and/or stabilization of the underlying properties) and interest income on the balance as compared to $43.3 million for the year ended December 31, 2008.

In connection with management’s strategy to manage the risks arising from the operations of certain property partnerships (see Affordable Housing Transactions in Note 31), we expect that most of the remaining cash balance will be used to restructure the debt of those property partnerships.  Accordingly, we recorded a $48.1 million reserve to reflect the impairment of the non-recoverable cash balance.  The reserve, net of the remaining present value discount of $8.1 million, resulted in a $40.0 million impairment charge (see also Note 23).

In January 2010, one of the underlying mortgage revenue bonds included in the stabilized escrow pool which was in foreclosure was sold to a third party at a loss.  As required per the securitization agreements, in order to fully pay down outstanding principal (plus accrued interest) a release of $4.4 million was made from the stabilization escrow to the Class A Certificate Holders of the 2007 re-securitization.

NOTE 11 – Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net consisted of the following:

	December 31,
(in thousands)	2009	2008

Goodwill	$103,585	$248,978
Other intangible assets, net	17,723	37,189
Mortgage servicing rights, net	63,097	65,599
Total	$184,405	$351,766

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

A.  Goodwill

The table provided below summarizes information regarding goodwill, which we include in our Corporate group as of December 31:

(in thousands)	2009	2008
Balance as of January 1
Goodwill	$341,726	$342,666
Accumulated impairment losses	(92,748)	--
Net balance as of January 1	248,978	342,666
Impairment losses	(145,347)	(92,748)
Other reductions	(46)	(940)
Balance as of December 31
Goodwill	$341,680	$341,726
Accumulated impairment losses	(238,095)	(92,748)
Net balance as of December 31	$103,585	$248,978

Other reductions to goodwill pertain primarily to the redemption of Special Common Units (see Note 21).  The deferred tax impact of such redemption effectively reduces the purchase price for the subsidiary they were issued to finance.

Although partially contingent upon subsidiary equity conversions, all of our goodwill is tax-deductible.

See Section D below for discussion of impairment losses.

B.  Intangible Assets

The components of other intangible assets, net are as follows as of December 31:

(dollars in thousands)	Estimated Useful Life (in Years)	Gross Carrying Amount		Accumulated Amortization (1)		Net
		2009	2008	2009	2008	2009	2008
Amortized intangible assets(2):
Transactional relationships	5.3	$103,000	$103,000	$102,190	$97,028	$810	$5,972
Partnership service contracts	9.0	26,521	44,421	20,183	31,744	6,338	12,677
General partner interests	7.7	13,521	13,521	11,504	4,030	2,017	9,491
Joint venture developer relationships	--	--	4,800	--	4,800	--	--
Mortgage banking broker relationships(3)	4.0	1,632	1,080	1,320	829	312	251
Weighted average life/subtotal	6.2	144,674	166,822	135,197	138,431	9,477	28,391
Unamortized intangible assets:
Mortgage banking licenses and approvals with no expiration(3)		8,246	8,798	--	--	8,246	8,798
Total		$152,920	$175,620	$135,197	$138,431	$17,723	$37,189

(1)    Including impairment charges recognized.
(2)    $4.8 million in joint venture developer relationships and $17.9 million in partnership service contracts, which were fully amortized, are excluded in 2009 from the gross carrying amount and the accumulated amortization.
(3)    During 2009, we reevaluated the useful lives of certain mortgage banking business approvals and determined that they have finite useful lives.  Accordingly we began amortizing the assets and have reclassified them from “mortgage banking licenses and approvals with no expiration” to “mortgage banking broker relationships”.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

Expenses recorded in connection with the intangible assets are as follows:

	Years Ended December 31,
(in thousands)	2009	2008
Amortization expense	$14,017	$13,350
Impairment	$5,449	$60,044

The estimated amortization expense for other intangible assets for the next five years is as follows:

(in thousands)

2010	$8,003
2011	$869
2012	$601
2013	$4
2014	$--

In June 2008, we reached an agreement to act as collateral manager for two commercial real estate CDOs created by Nomura Credit and Capital, Inc (“Nomura”).  In connection with this agreement, we paid $7.5 million which we capitalized, included in “general partner interests” above, which represented the fair value of the agreement at the time we completed the transaction.  The asset was being amortized over 5.8 years, representing the estimated weighted average life of the Nomura CDOs.  In connection with this agreement, the High-Yield Debt Fund Partnership we manage and consolidate purchased debt and equity securities in the Nomura CDOs (see Note 13).  In the fourth quarter of 2009, we wrote off this asset (see section D below).

C.  Mortgage Servicing Rights

The components of the change in MSRs and related reserves were as follows:

(in thousands)

Balance at January 1, 2008	$71,645
MSRs capitalized	6,662
Amortization	(12,708)
Balance at December 31, 2008	65,599
MSRs capitalized	8,668
Amortization	(11,170)
Balance at December 31, 2009	$63,097

The estimated amortization expense for the MSRs for the next five years is as follows:

(in thousands)

2010	$8,991
2011	$8,350
2012	$7,068
2013	$5,901
2014	$4,801

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

While the balances above reflect our policy to record MSRs initially at fair value and amortize those amounts, presented below is information regarding the fair value of the MSRs.  The fair value and significant assumptions used in estimating it were as follows:

	December 31,
	2009	2008
Fair value of MSRs	$77,109	$77,463
Weighted average discount rate	17.84%	18.17%
Weighted average pre-pay speed	9.28%	9.50%
Weighted average lockout period (years)	4.2	4.5
Weighted average default rate	0.90%	0.47%
Cost to service loans	$2,183	$2,192
Acquisition cost (per loan)	$1,474	$1,474

The table below illustrates hypothetical fair values of MSRs, caused by assumed immediate changes to key assumptions which are used to determine fair value.

(in thousands)	December 31, 2009
Prepayment speed:
Fair value after impact of 10% adverse change	$77,459
Fair value after impact of 20% adverse change	75,812

Discount rate:
Fair value after impact of 10% adverse change	72,865
Fair value after impact of 20% adverse change	69,190

Default rate:
Fair value after impact of 10% adverse change	77,009
Fair value after impact of 20% adverse change	76,910

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

Servicing fees we earned as well as those received with respect to the December 2007 re-securitization transaction (all of which are included in “Fee Income” in our Consolidated Statements of Operations) were as follows for the years ended December 31:
\

(in thousands)	Total Servicing Fees	Servicing Fees from Securitized Assets (included in Total Servicing Fees)
2009	$21,541	$974
2008	$22,082	$826

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

D.  Impairment

Write-offs or impairments of goodwill and intangible assets consist of the following:

	Years Ended December 31,
(in thousands)	2009	2008

Goodwill	$145,347	$92,748
Amortized intangible assets:
Transactional relationships	--	55,190
Partnership service contracts	--	2,879
General partner interests	5,449	--
Unamortized intangible assets:
Mortgage banking licenses	--	1,975
	$150,796	$152,792

At September 30, 2008, there was an indication of impairment primarily caused by severe market disruptions and the continued decline in the Company’s market capitalization, which declined 74% in the nine-months ended September 30, 2008.  As a result of our testing, we recognized an estimated $60.0 million impairment during the quarter ended September 30, 2008. During the fourth quarter of 2008, we completed our annual impairment test, which indicated further impairment and we recorded an additional charge of $32.7 million.

For stand-alone reporting purposes, we wrote off the entire $37.7 million balance of goodwill associated with acquiring the businesses that comprise Centerline Mortgage Capital (“CMC”) and the remaining $55.0 million was attributable to our acquisition of Centerline Affordable Housing Advisors (“CAHA”).

At September 30, 2009, there was again an indication of impairment primarily caused by the continued increase in actual and projected defaults in the structured finance vehicles in which we and some of our funds invest.  Such defaults began to reduce the cash we received for managing the funds and called into question whether we would receive incentive fees in the future.  As a result of our testing, we recognized an estimated $100.3 million impairment.  During the fourth quarter of 2009, we completed our annual impairment test, which indicated further impairment and we recorded an additional charge of $45.0 million.  For stand-alone reporting purposes, we wrote off the entire $100.3 million balance of goodwill associated with acquiring Centerline Investors I, LLC (“Centerline Investors”), and the remaining $45.0 million is attributable to further impairment of CAHA.

In the fourth quarter of 2009, in connection with the factors that determined the goodwill impairment for Centerline Investors, we also assessed the recoverability of the CDO collateral management contract that we acquired in 2008.  As the default levels within the CDOs rose to a level such that the revenues associated with this intangible asset were no longer assured, we re-evaluated the fair value of the contract and determined that its value was immaterial.  As such, we recorded an impairment charge to write off the unamortized balance of $5.5 million.

During 2008, we also recognized impairments related to other intangible assets.  Specifically:

(1)
In connection with the placement of Freddie Mac and Fannie Mae into conservatorship in September 2008, we re-evaluated the fair value of an intangible asset related to these relationships that we recognized upon acquiring CAHA.  Based upon our belief that their future investments in tax credit funds will be limited, we recognized a pre-tax impairment of $55.2 million during the third quarter of 2008 and reduced the estimated life of the remaining balance to five years.

(2)
In light of the continued declining performance of AMAC resulting from the disruption in mortgage and credit markets, we recognized a pre-tax impairment charge of $2.9 million to write off the balance of an intangible asset related to our management of AMAC.

(3)
In connection with acquisitions we made in 2001 and 2005, we hold mortgage banking licenses and approvals.  During 2008, we increasingly focused our mortgage origination efforts on Freddie Mac and Fannie Mae and deemphasized other portions of the business.  This increased focus resulted in other licenses and approvals being considered impaired by $2.0 million.

All of the above charges are included within our Corporate group.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

NOTE 12 – Deferred Costs and Other Assets, Net

The components of deferred costs and other assets, net are presented in the table below:

	December 31,
(in thousands)	2009	2008

Deferred financing and other costs	$25,871	$34,673
Less: Accumulated amortization	(14,569)	(11,879)
Net deferred costs	11,302	22,794
Deposits receivable	69,200	75,867
Interest and fees receivable, net	10,660	9,470
Other receivables	10,166	2,103
Furniture, fixtures and leasehold improvements, net	2,731	3,588
Other	5,194	21,857
Total	$109,253	$135,679

A.  Deferred Financing and Other Costs

During 2008, in connection with the termination of our mezzanine debt facility at Centerline Financial, we wrote off $1.4 million of deferred financing costs.

During 2009, we revised the estimated useful lives of deferred financing costs for Equity Issuer preferred shares as we now plan to redeem them upon their mandatory tender dates rather than the mandatory repurchase date.  This shorter period resulted in an acceleration of amortization expense and an additional expense of $6.0 million.

B.  Deposits Receivable

Deposits receivable consists primarily of collateral deposits related to credit intermediation agreements to provide specified investment yields to investors (see Note 31).  As the primary credit intermediator in these transactions is a third-party, we have been required to post collateral in connection with our contingent obligation.  During 2009, we added $2.0 million to this amount due to a collateral call related to one of those agreements, and we forfeited collateral posted in connection with a mortgage revenue bond securitization (see Note 15).  In connection with restructuring our credit intermediation agreements, the remaining balance will be utilized in our planned restructuring of mortgage revenue bonds (see Notes 31 and 32).

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

NOTE 13 – Assets of Consolidated Partnerships

Financial information for the Tax Credit Fund and Property Partnerships is as of September 30, 2009, the most recent date for which information is available.  Similarly, the financial information presented for December 31, 2008 for those partnerships is as of September 30, 2008.  Information with respect to the CMBS Fund Partnerships and the High-Yield Debt Fund Partnership is as of the dates shown.

Assets of consolidated partnerships consisted of the following:

	December 31,
	2009			2008
(in thousands)	Tax Credit Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total	Tax Credit Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total

Available-for-sale, at fair value
CMBS	$--	$126,195	$126,195	$--	$182,828	$182,828
Retained CMBS certificates	--	6,646	6,646	--	9,867	9,867
CDO Debt and Equity	--	536	536	--	33,189	33,189
Corporate bonds	5,109	--	5,109	47,858	--	47,858
	5,109	133,377	138,486	47,858	225,884	273,742
Held-to-Maturity
Retained CMBS certificates	--	284,971	284,971	--	288,960	288,960
Equity method
Equity interests in tax credit properties	3,571,323	--	3,571,323	4,234,251	--	4,234,251
Other
Mortgage loans held for investment	--	46,094	46,094	--	200,611	200,611
Total investments held by consolidated partnerships	3,576,432	464,442	4,040,874	4,282,109	715,455	4,997,564
Land, buildings and improvements, net	571,520	79,679	651,199	697,422	--	697,422
Other assets	298,529	63,473	362,002	309,962	63,970	373,932
Total other assets of consolidated partnerships	870,049	143,152	1,013,201	1,007,384	63,970	1,071,354
Total	$4,446,481	$607,594	$5,054,075	$5,289,493	$779,425	$6,068,918

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

A.	CMBS, Available-for-Sale

The CMBS Fund and High-Yield Debt Fund Partnerships invest in and hold CMBS investments. Available-for-sale CMBS investments held by these partnerships comprised the amounts noted below as of December 31, 2009 and 2008:

(dollars in thousands)	Face Amount	Purchase Cost	Accreted Cost(1)	Unrealized Gain	Unrealized Loss(1)	Fair Value	Percentage of Fair Value

December 31, 2009 Security rating:
BBB-	$39,755	$37,275	$5,511	$1,501	$--	$7,012	5.6%
BB+	27,885	22,801	2,473	155	--	2,628	2.1
BB	56,534	46,344	4,909	538	--	5,447	4.3
BB-	65,063	49,025	12,482	584	(3,001)	10,065	8.0
B+	61,537	46,753	11,283	235	(1,244)	10,274	8.1
B	96,225	71,856	8,899	588	(1,018)	8,469	6.7
B-	279,137	209,304	19,409	990	--	20,399	16.2
CCC+	205,634	147,892	11,585	585	--	12,170	9.6
CCC	291,485	216,735	16,900	1,059	(44)	17,915	14.2
CCC-	530,894	357,016	15,515	1,110	(139)	16,486	13.1
CC	125,346	93,485	5,222	515	--	5,737	4.5
C	91,907	61,510	2,041	250	--	2,291	1.8
D	161,002	101,171	1,174	176	--	1,350	1.1
Non-rated	926,188	323,225	6,246	1,762	(2,056)	5,952	4.7
Total	$2,958,592	$1,784,392	$123,649	$10,048	$(7,502)	$126,195	100.0%
December 31, 2008 Security rating:
BBB+	$17,000	$17,000	$17,000	$--	$(16,150)	$850	0.4%
BBB	86,139	74,530	75,469	--	(67,376)	8,093	4.4
BBB-	300,620	267,367	271,091	--	(241,856)	29,235	16.0
BB+	309,286	252,025	258,069	--	(221,171)	36,898	20.2
BB	288,641	230,680	237,147	--	(214,784)	22,363	12.2
BB-	302,145	211,989	221,542	--	(199,743)	21,799	11.9
B+	286,434	184,166	186,724	--	(169,866)	16,858	9.2
B	177,623	100,012	92,832	--	(83,504)	9,328	5.1
B-	209,746	93,553	84,471	--	(75,000)	9,471	5.2
CCC+	31,705	17,790	1,122	--	--	1,122	0.6
CCC	6,826	4,197	273	--	--	273	0.1
CCC-	16,239	7,855	4,869	--	(4,382)	487	0.3
Non-rated	967,247	323,228	232,729	--	(206,678)	26,051	14.4
Total	$2,999,651	$1,784,392	$1,683,338	$--	$(1,500,510)	$182,828	100.0%

(1)
Unrealized losses presented above do not include cumulative impairment write-downs of $1.6 billion at December 31, 2009 and $96.0 million at December 31, 2008.  These impairments were primarily due to increased rates of anticipated default.  Accreted cost is shown net of these amounts.

For CMBS investments in an unrealized loss position, the fair value and gross unrealized losses, aggregated by length of time that individual investments have been in a continuous unrealized loss position, is summarized in the table below:

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

(dollars in thousands)	Less than 12 Months	12 Months or More	Total
December 31, 2009
Number	8	2	10
Fair value	$9,690	$4,978	$14,668
Gross unrealized loss	$2,457	$5,045	$7,502
December 31, 2008
Number	26	297	323
Fair value	$19,165	$158,655	$177,820
Gross unrealized loss	$71,714	$1,428,796	$1,500,510

During the year ended December 31, 2009, the fund partnerships recognized $1.5 billion of OTTI due to credit loss expectations in the underlying securitization trusts (see Note 24).  The unrealized losses above (which compare fair value to accreted cost after taking impairment charges into account) are due to liquidity discount as a result of market conditions and we believe do not reflect the credit quality of the underlying assets.  The CMBS Fund Partnerships have the intent to hold these investments until recovery.  Additionally, the Fund Partnerships generally have fixed-rate financing in place which is not dependent upon changes in market values of the underlying assets collateralizing such financing so it is not likely that they will be required to sell the investments; as such, we have concluded that the decreases in fair value are temporary.

During 2008, one of the CMBS Fund Partnerships and the High-Yield Debt Fund Partnership purchased CMBS investments with a face amount of $100.0 million for a purchase price of $47.5 million; there were no purchases during 2009.

B.	Retained CMBS Certificates, Available-for-Sale

The CMBS Fund Partnerships retain interests in certain securitized assets that they have sold, as well as others purchased in market transactions.  Investments in retained CMBS certificates held by these partnerships comprised the amounts noted below as of December 31, 2009 and 2008:

(dollars in thousands)	Face Amount	Purchase Cost	Accreted Cost(1)	Unrealized Gain	Unrealized Loss(1)	Fair Value	Percentage of Fair Value

December 31, 2009 Security rating:
CC	$220,326	$124,183	$6,051	$271	$--	$6,322	95.1%
Non-rated	129,710	11,674	48	276	--	324	4.9
Non-rated interest only	--	5,863	--	--	--	--	--
Total	$350,036	$141,720	$6,099	$547	$--	$6,646	100.0%
December 31, 2008 Security rating:
CCC-	$220,326	$124,183	$90,534	$--	$(82,490)	$8,044	81.5%
Non-rated	158,680	11,674	1,587	--	--	1,587	16.1
Non-rated interest only	--	5,863	3,869	--	(3,633)	236	2.4
Total	$379,006	$141,720	$95,990	$--	$(86,123)	$9,867	100.0%

(1)
Unrealized losses presented above do not include cumulative impairment write-downs of $134.5 million at December 31, 2009 and $48.0 million at December 31, 2008.  One of the CMBS Fund Partnerships (which we refer to as “CMBS Fund I”) is scheduled to liquidate within the next year and may not be able to hold the assets until recovery.  Accreted cost is shown net of these amounts.

At December 31, 2009 and 2008, the non-rated interest-only certificates had combined notional amounts of $1.3 billion and $1.4 billion, respectively.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

For retained CMBS certificates in an unrealized loss position, the fair value and gross unrealized losses, aggregated by length of time that individual investments have been in a continuous unrealized loss position, is summarized in the table below:

(dollars in thousands)	Less than 12 Months	12 Months or More	Total
December 31, 2009
Number	--	--	--
Fair value	$--	$--	$--
Gross unrealized loss	$--	$--	$--
December 31, 2008
Number	2	3	5
Fair value	$236	$4,778	$5,014
Gross unrealized loss	$3,633	$82,490	$86,123

During the year ended December 31, 2009, the fund partnerships recognized $86.5 million of OTTI due to credit loss expectations in the underlying securitization trusts.  Similar charges of $27.0 million were recorded in 2008 (see Note 24).

At December 31, 2009, we determined fair value using discounted cash flow models as well as broker quotes (as discussed in Note 2).  For the discounted cash flow models, we used a CDR of 3.0%.  The other key assumptions used in measuring fair value are detailed below as well as the sensitivity of the discounted cash flows we calculated for the retained CMBS certificates to potential adverse changes, were as follows:

			Expected Credit Loss		Discount Rate Applied to Cash Flows
(dollars in thousands)	Weighted Average Life (yrs)	Discount Rate applied to Cash Flows	4.0% CDR	5.0% CDR	5.0% Adverse Change	35.0% Adverse Change

Security rating:
CC	17.08	35.0%	(28.91)%	(48.54)%	(2.93)%	(17.33)%
Non-rated	--	--	--	--	--	--
Non-rated interest only	--	--	--	--	--	--

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

The certificates have either a stated rate of 4.0% or are residual certificates with no stated rate.  The interest rates actually collected on the principal classes range from zero to 6.67% and from zero to 0.92% on the interest only certificates.  During the years ended December 31, 2009 and 2008, the CMBS Fund Partnership received interest of $44.1 and $44.9 million from the retained CMBS certificates (including those certificates reclassified as Held-to-Maturity in 2008, see E. Retained CMBS Certificates, Held-to-Maturity later in this note).

Delinquencies on the collateral loans underlying the retained CMBS certificates totaled 2.7% at December 31, 2009.  At December 31, 2009, actual losses to date were 7.4% of the underlying CMBS bonds, and projected remaining losses are estimated at 18.4% of the underlying CMBS bonds.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

C.	CDO Debt and Equity, Available-for-Sale

The High-Yield Debt Fund Partnership invests in trusts that hold commercial real estate loans and issue CDOs.  CDO debt and equity investments held by this partnership comprised the amounts noted below as of December 31, 2009 and 2008:

(dollars in thousands)	Face Amount	Purchase Cost	Accreted Cost(1)	Unrealized Gain	Unrealized Loss(1	Fair Value	Percentage of Fair Value

December 31, 2009 Security rating:
BBB	$9,974	$9,442	$24	$--	$--	$24	4.5%
BBB-	12,688	11,923	31	--	--	31	5.8
BB+	20,054	17,901	49	--	--	49	9.1
BB	8,903	7,821	--	22	--	22	4.1
BB-	5,828	4,975	--	14	--	14	2.6
B+	10,961	9,247	--	13	--	13	2.4
B	7,493	6,286	--	9	--	9	1.7
B-	4,768	4,027	--	5	--	5	0.9
C	75,132	71,510	149	11	--	160	29.9
Non-rated	118,576	101,890	--	209	--	209	39.0
Total	$274,377	$245,022	$253	$283	$--	$536	100.0%
December 31, 2008 Security rating:
BBB	$9,750	$9,442	$9,468	$--	$(8,006)	$1,462	4.4%
BBB-	28,550	26,986	17,793	--	(13,958)	3,835	11.6
BB+	42,300	40,041	20,765	--	(15,689)	5,076	15.3
BB	17,413	16,342	8,938	--	(6,848)	2,090	6.3
BB-	11,325	10,495	5,708	--	(4,349)	1,359	4.1
B+	18,575	17,068	10,144	--	(8,286)	1,858	5.6
B	7,124	6,286	6,343	--	(5,631)	712	2.1
B-	17,325	16,472	5,341	1,404	(5,012)	1,733	5.2
Non-rated	118,576	101,890	102,825	--	(87,761)	15,064	45.4
Total	$270,938	$245,022	$187,325	$1,404	$(155,540)	$33,189	100.0%

(1)
Unrealized losses do not include cumulative impairment write-downs of $255.7 million at December 31, 2009 and $101.0 million at December 31, 2008, recorded in the High-Yield Debt Fund Partnership.  The impairments were primarily due to increased rates of expected default within both of the CDOs.  Accreted cost is shown net of these amounts.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

For CDO debt and equity investments in an unrealized loss position, the fair value and gross unrealized losses, aggregated by length of time that individual investments have been in a continuous unrealized loss position, is summarized in the table below:

(dollars in thousands)	Less than 12 Months	12 Months or More	Total
December 31, 2009
Number	--	--	--
Fair value	$--	$--	$--
Gross unrealized loss	$--	$--	$--
December 31, 2008
Number	9	5	14
Fair value	$18,223	$3,286	$21,509
Gross unrealized loss	$112,508	$43,032	$155,540

During the year ended December 31, 2009, the fund partnerships recognized $154.7 million of OTTI due to credit loss expectations in the underlying securitization trusts.  Similar charges of $101.0 million were recorded in 2008 (see Note 24).

During 2008, the High-Yield Debt Fund Partnership purchased CDO debt and equity investments with a face amount of $165.0 million for a purchase price of $142.0 million; there were no purchases during 2009.

D.	Corporate Bonds

The Tax Credit Fund Partnerships invest in and hold high-grade corporate bonds and notes in order to utilize cash balances prior to required dates of contribution to property partnership investments.  The investments are sold depending on the timing of those cash needs and the level of these investments will vary accordingly.

The amortized cost basis of these investments and the related unrealized gains and losses were as follows:

(in thousands)	December 31, 2009	December 31, 2008
Amortized cost basis	$4,903	$47,086
Gross unrealized gains	206	847
Gross unrealized losses	--	(75)
Fair value	$5,109	$47,858

As of December 31, 2008, the unrealized loss represents one investment which had been in an unrealized loss position for less than 12 months.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

E.	Retained CMBS Certificates, Held-to-Maturity

As discussed above and in Note 2, in October 2008, we elected to change the accounting classification of retained CMBS certificates held at one of the CMBS Fund Partnerships from available-for-sale to held-to-maturity.  Held-to-maturity retained CMBS certificates comprised the amounts noted below as of December 31, 2009:

(dollars in thousands)	Face Amount	Purchase Cost	Accreted Cost(1)	Unamortized Discount(2)	Carrying Value	Unrealized Gain	Unrealized Loss(1)	Fair Value	Percentage of Fair Value
December 31, 2009
Security rating:
AA	$52,798	$55,639	$53,087	$(6,129)	$46,958	$--	$(30,063)	$16,895	32.4%
AA-	54,380	49,885	51,922	(4,577)	47,345	--	(30,487)	16,858	32.2
BBB+	66,600	63,897	65,418	(11,020)	54,398	--	(47,738)	6,660	12.7
BBB	20,500	21,522	20,973	(5,192)	15,781	--	(14,346)	1,435	2.7
BBB-	41,900	39,923	40,844	(10,031)	30,813	--	(28,453)	2,360	4.5
BB+	44,600	46,886	45,650	(14,686)	30,964	--	(28,734)	2,230	4.3
BB	43,700	42,381	42,739	(15,428)	27,311	--	(25,256)	2,055	3.9
BB-	58,600	63,556	48,860	(19,519)	29,341	--	(26,997)	2,344	4.5
B+	36,000	32,315	2,060	--	2,060	--	(620)	1,440	2.8
Total	$419,078	$416,004	$371,553	$(86,582)	$284,971	$--	$(232,694)	$52,277	100.0%
December 31, 2008
Security rating:
AAA	$147,900	$142,631	$145,356	$(23,632)	$121,724	$--	$(90,149)	$31,575	66.8%
AA+	51,100	48,312	49,574	(12,172)	37,402	--	(32,907)	4,495	9.6
AA	15,400	16,514	16,083	(5,355)	10,728	--	(9,958)	770	1.6
A+	62,600	62,723	62,697	(21,422)	41,275	--	(38,145)	3,130	6.6
A	66,500	73,006	70,797	(31,279)	39,518	--	(36,193)	3,325	7.0
A-	30,700	28,054	28,841	(11,336)	17,505	--	(15,970)	1,535	3.2
BBB+	49,600	44,764	45,699	(24,891)	20,808	--	(18,328)	2,480	5.2
Total	$423,800	$416,004	$419,047	$(130,087)	$288,960	$--	$(241,650)	$47,310	100.0%

(1)
Unrealized losses do not include cumulative impairment write-downs of $37.2 million at December 31, 2009.  The impairments were primarily due to increased rates of expected default.  Accreted cost is shown net of this amount.

(2)
Represents unrealized losses recorded when the investments were classified as available-for-sale.  The amounts that existed as of the re-classification date are amortized to accreted cost over the period until the investments mature.

For retained CMBS investments in an unrealized loss position, the fair value and gross unrealized losses, aggregated by length of time that individual investments have been in a continuous unrealized loss position, is summarized in the table below:

(dollars in thousands)	Less than 12 Months	12 Months or More	Total
December 31, 2009
Number	1	12	13
Fair Value	$1,440	$50,293	$51,733
Gross Unrealized loss(1)	$620	$318,656	$319,276
December 31, 2008
Number	2	12	14
Fair Value	$4,385	$42,925	$47,310
Gross Unrealized loss(1)	$48,660	$323,077	$371,737

(1)   Including unrealized losses recorded when the investments were classified as available-for-sale. The amounts that existed as of the re-classification date are amortized to accreted cost over the period until the investments mature.

During 2009, the fund partnerships recognized $37.2 million of OTTI due to credit loss expectations in the underlying securitization trusts (see Note 24).  The unrealized losses above (which compare fair value to accreted cost after taking impairment charges into account) are due to liquidity discount as a result of market conditions and we believe do not reflect the credit quality of the underlying assets.  The CMBS Fund Partnership has the intent to hold these investments until recovery and it is not likely that it will be required to sell them; as such, we have concluded that the decreases in fair value are temporary.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

At December 31, 2009, we determined fair value using discounted cash flow models as well as broker quotes (as discussed in Note 2).  For the discounted cash flow models, we used a CDR of 3.0%.  The other key assumptions used in measuring fair value are detailed below as well as the sensitivity of the discounted cash flows we calculated for the retained CMBS certificates to potential adverse changes, were as follows:

			Expected Credit Loss		Discount Rate Applied to Cash Flows
(dollars in thousands)	Weighted Average Life (yrs)	Discount Rate applied to Cash Flows	4.0% CDR	5.0% CDR	5.0% Adverse Change	35.0% Adverse Change

Security rating:
AA	2.95	56.25%	(2.22)%	(5.20)%	(9.68)%	(17.87)%
AA-	3.24	52.63	(3.60)	(6.84)	(9.65)	(17.99)
BBB+	4.59	90.96	(2.52)	(7.44)	(12.98)	(23.19)
BBB	3.64	140.58	(4.48)	(11.55)	(12.74)	(22.60)
BBB-	6.74	129.95	(1.81)	(3.89)	(9.21)	(16.61)
BB+	4.87	182.93	(3.05)	(6.25)	(9.47)	(16.99)
BB	6.89	233.18	(0.82)	(2.46)	(7.75)	(14.19)
BB-	18.52	233.57	(0.96)	(3.67)	(7.28)	(13.45)

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

The stated rate on the certificates ranges from 7.61% to 8.74%.  The interest rate actually collected on the principal classes ranges from 3.76% to 8.74%.

At December 31, 2009, there were no delinquencies on the collateral loans underlying the retained CMBS certificates and no actual losses to date in the underlying securitizations. Projected losses are estimated at $55.7 million at December 31, 2009.

F.	Equity Interests in Tax Credit Properties and Due to Property Partnerships

The Tax Credit Fund Partnerships invest in low income housing property-level partnerships that generate tax credits.  Neither we nor the Tax Credit Fund Partnerships control these partnerships and, therefore, we do not consolidate them in our financial statements. “Equity interests in tax credit properties” represents the limited partner investments in those property level partnerships, which the Tax Credit Fund Partnerships carry on the equity method of accounting.  The partnership agreements of the property level partnerships stipulate the amount of capital to be funded and the timing of payments of that capital.  “Due to property partnerships” represents the unfunded portion of those capital commitments (see Note 18).

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

G.	Mortgage Loans Held for Investment

The High-Yield Debt Fund Partnership invests in various types of loans.  Information regarding those loans is presented in the table below:

(dollars in thousands)	Carrying Value(1)	Allocation by Product Type	Weighted Average Yield(2)

December 31, 2009
Product Type:
Bridge loans, variable rate	$593	1.3%	7.07%
Subordinated notes, variable rate	6,450	14.0	4.94
Subordinated notes, fixed rate	3,060	6.7	7.71
Mezzanine loans, variable rate	14,675	31.8	4.02
Mezzanine loans, fixed rate	20,113	43.6	5.75
First mortgage, variable rate	1,203	2.6	3.86
2009 Total/Average	$46,094	100.0%	4.76%

December 31, 2008
Product Type:
Bridge loans, variable rate	$3,308	1.6%	4.43%
Bridge loans, fixed rate	8,525	4.2	7.71
Subordinated notes, variable rate	65,364	32.6	5.59
Subordinated notes, fixed rate	14,191	7.1	7.74
Mezzanine loans, variable rate	46,116	23.0	3.47
Mezzanine loans, fixed rate	61,822	30.8	7.10
First mortgage, variable rate	1,285	0.7	5.50
2008 Total/Average	$200,611	100.0%	5.93%
(1) Net of valuation allowance. (2) Represents either the fixed rate or the average yield for variable rate loans as of December 31.

The carrying value of the portfolio reflects a valuation allowance for the impairment of certain loans due to deterioration of the operating performance of the underlying properties.

(in thousands)	Funded Amount	Valuation Allowance	Carrying Value

December 31, 2009

Impaired loans	$222,022	$(189,497)	$32,525
Loans not impaired	13,569	--	13,569
Total	$235,591	$(189,497)	$46,094

December 31, 2008

Impaired loans	$112,381	$(98,244)	$14,137
Loans not impaired	186,474	--	186,474
Total	$298,855	$(98,244)	$200,611

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

The components of the change in the valuation allowance were as follows:

(in thousands)
Balance at January 1, 2008	$--
Additions charged to statement of operations (1)	98,244
Direct charge offs net of recoveries	--
Balance at December 31, 2008	98,244
Additions charged to statement of operations(1)	136,819
Direct charge offs net of recoveries	(45,566)
Balance at December 31, 2009	$189,497

(1)   Included in “Consolidated Partnerships – Loss on impairment of assets” (see Note 24) or as a reduction of interest income for a loan on non-accrual status. A portion of this amount pertained to properties developed by a related party (see Note 29).

Mortgage loans held for investment had the following scheduled maturities as of December 31, 2009:

Year of Maturity	Number of Loans Maturing	Current Carrying Value (in thousands)

2010	12	$22,339
2011	3	1,687
2012	--	--
2013	--	--
2014	1	2,374
Thereafter	4	19,694
Total	20	$46,094

H.	Land, Buildings and Improvements, net

In 2009, the High-Yield Debt Fund Partnership recognized real estate owned in relation to properties upon which it had foreclosed.  Although the fund does not intend to hold the properties indefinitely, the properties are classified as “held-and-used” as it is not likely a sale will transpire within one year of foreclosure.  The properties were recorded at estimated fair value and are being depreciated over their estimated useful lives.  In December 2009, in light of further deterioration in the markets for commercial real estate, the fund recorded $13.7 million of impairment charges to reduce the carrying value of the properties to fair value.

From time to time, we may exercise our rights to remove the general partner of property partnerships in which the Tax Credit Fund Partnerships invest.  As we assume the general partner interest ourselves, we consolidate the property partnerships in our consolidated financial statements.  We assumed the general partner interests in one property partnership during 2009 (two in 2008).  In 2009, one property partnership interest was sold to a third party and another property partnership was foreclosed upon.

I.	Other Assets

Assets other than those discussed above include cash, fees and interest receivable, prepaid expenses and operating receivables of the funds.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

NOTE 14 – Notes Payable

Notes payable included the following:

	Interest Rate at December 31, 2009	December 31,
(in thousands)		2009	2008

Term loan	7.75%	$11,082	$68,884
Revolving credit facility	6.25	210,000	228,000
Mortgage banking warehouse line	2.98	550	32,229
Multifamily ASAP plus facility	1.20	28,132	14,869
CMBS term loan	20.00	3,226	13,846
Other		--	233
Total		$252,990	$358,061

A.	Term Loan and Revolving Credit Facility

As amended in December 2008, our Term Loan and Revolving Credit Facility had three components as of December 31, 2009:

•	the Term Loan, which bears interest at Prime plus 4.50% and was due in full on December 31, 2009, but was extended as described below;

•	the $220.0 million “termed-out” portion of the Revolving Credit Facility, which was required to be reduced to $190.0 million by June 30, 2010 and was to be due in full by September 30, 2010; and

•	the $25.0 million portion of the Revolving Credit Facility that could be used for tax credit investments and working capital purposes (as defined in the agreement).

Both portions of the Revolving Credit Facility bore interest at LIBOR plus 6.00% (which was to be reduced to LIBOR plus 5.00% after full repayment of the Term Loan).

The weighted average net interest rate for the Term Loan and Revolving Credit Facility was 6.33% as of December 31, 2009 and 10.55% as of December 31, 2008 (2008 includes the impact of an interest rate swap that we terminated in 2009).

As described in Note 4, we amended the facility in December 2008 as we were unable to meet the original terms.  The amended loan agreement contained restrictions on our ability to invest in new business and other provisions, including limitations on:

•	incurring additional unsecured indebtedness without lender approval;

•	declaring and paying dividends (including distributions to non-controlling interests);

•	certain new business investment without lender approval; and

•	conducting transactions with our affiliates.

We were unable to make the final payment on the Term Loan in December 2009 and extended its maturity date to February 2010.  In connection with the extension, certain covenants were waived for December 2009, as described below.  Subsequent to the balance sheet date, we repaid the Term Loan, other parties assumed a portion of the “termed-out” revolver and  we restructured what remained of the facility (see Note 32 for further details).

The Term Loan and the Revolving Credit Facility required us to satisfy certain financial and other covenants including (as defined in the agreement):

•	a minimum level of consolidated net worth;

•	a minimum ratio of consolidated EBITDA to fixed charges; and

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

•	a maximum ratio of funded debt to consolidated EBITDA.

As agreed with the lenders, the covenants with respect to consolidated net worth and funded debt to consolidated EBITDA were waived for December 2009.

Stock of certain of our subsidiaries and the majority of our assets were pledged as collateral under the Term Loan and Revolving Credit Facility and continue to be under the amended facility.

B.	Mortgage Banking Warehouse Line

In May 2008, we entered into a $150.0 million warehouse facility which replaced the facility previously used by our mortgage banking subsidiaries.  The new facility, with the same capacity, matured in May 2009 and bore interest at LIBOR plus 1.0%.  During 2009, we entered into amendments to the line which extended the maturity date to September 2010, changed the interest rate to LIBOR plus 2.75% and reduced the capacity from $150.0 to $100.0 million.  Mortgages financed by such advances (see Note 10), as well as the related servicing and other rights (see Note 11) have been pledged as security under the new facility.  The interest rate on the warehouse line was 2.98% as of December 31, 2009 and 1.47% as of December 31, 2008.  All loans securing this facility have firm sale commitments.

C.	Multifamily ASAP Plus Facility

Under this program with Fannie Mae, mortgage loans are initially funded using the mortgage banking warehouse line described above.  Subsequently, Fannie Mae funds approximately 99% of the loan and CMC funds the remaining 1%.  CMC is later reimbursed by Fannie Mae.  Interest on this facility accrues at a rate of LIBOR plus 0.85% with a minimum rate of 1.2%.  The interest rate on the warehouse line was 1.20% as of December 31, 2009 and 1.09% as of December 31, 2008.

D.	CMBS Term Loan

In November 2008, we entered into a $13.8 million term note arrangement with Bank of America to repay the amount outstanding under a repurchase agreement terminated at that time.  The term note had an original maturity of December 2009 and bears interest at a fixed rate of 20%.  This term note is secured by CMBS and retained CMBS certificates (see Note 8) whereby all cash flow received from these securities is applied toward accrued but unpaid interest with excess cash flow applied toward outstanding principal.  During November 2009, the agreement was amended, extending the maturity date to March 2010. Subsequent to the balance sheet date, we repaid this loan (see Note 32 for further details).

E.	Maturities

The Term Loan and the Revolving Credit Facility and the CMBS Term Loan were scheduled to mature in 2010, as previously noted.  All other notes payable are revolving in nature without contractual payment amounts.  The new facility has maturities in 2015 and 2017 as discussed in Note 32.

F.	Covenants

We are subject to customary covenants with respect to our various notes payable, including the covenants described under Term Loan and Revolving Credit Facility above.  As of December 31, 2009, we believe we were in compliance with all such covenants or had a waiver with respect to non-compliance.

NOTE 15 – Financing Arrangements and Secured Financing

Following are the components of financing arrangements and secured financing:

	December 31,
(in thousands)	2009	2008

Freddie Mac secured financing	$585,528	$348,989
Bond securitizations	--	62,424
Total	$585,528	$411,413

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

A.	Freddie Mac Secured Financing

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

The increase in this balance in 2009 corresponds with changes described under Mortgage Revenue Bonds in Note 8.

B.	Bond Securitizations

In December 2009, the term of the bond securitization that we accounted for as a financing expired. As allowed for in the agreements, we delivered to the lender the 14 bonds (with a carrying value of $51.1 million) along with $8.7 million in cash on deposit in satisfaction of a $59.8 million financing liability and the bond securitization was terminated.

C.	Cost of Funds

Our annualized cost of funds relating to financing arrangements and the related amount of interest expense were as follows:

	Years Ended December 31,
	2009	2008

Cost of funds	5.94%	6.13%
Interest expense (in millions)	$32.1	$31.4
Rate at December 31, excluding fees:

Freddie Mac secured financing	5.89%	5.84%
Bond securitizations	--%	4.25%

NOTE 16 – Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consisted of the following:

	December 31,
(in thousands)	2009	2008

Deferred revenues	$48,045	$69,516
Mortgage loan loss sharing reserve	24,219	13,116
Affordable Housing loss reserve	140,000	--
Transaction costs payable	29,414	30,414
Lease termination costs	53,649	2,523
Accounts payable	3,420	13,702
Interest rate swaps at fair value (Note 28)	17,964	40,525
Salaries and benefits payable	7,892	11,781
Distributions payable	1,292	2,094
Accrued fund organization and offering expenses	2,396	6,306
Accrued interest payable	4,395	4,712
Income tax reserves (Note 26)	1,568	2,484
Other	12,594	21,407
Total	$346,848	$218,580

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

A.	Deferred Revenues

In connection with our Affordable Housing tax credit fund origination and management businesses, we receive revenues at the time a fund closes associated with origination, property acquisitions, partnership management services and credit intermediation.  These fees are deferred and recognized over various periods as described in Note 2.

B.	Mortgage Loan Loss Sharing Reserve

In light of increasing default expectations in the portfolio of loans for which we have loss sharing agreements (see Note 31), we recorded $11.2 million of additional specific and general reserves during 2009.

C.	Affordable Housing Loss Reserve

During 2009, we recognized a contingent liability for potential losses related to Affordable Housing transactions.  See discussion in Note 31.

D.	Transaction Costs Payable

In connection with the December 2007 re-securitization transaction and the establishment of the Term Loan and Revolving Credit Facility, we incurred transaction costs that were not paid at the time of closing.  Under the terms of our Term Loan and Revolving Credit Facility amended in December 2008, we are limited to making $1.0 million in payments to the creditor in 2009 to reduce this payable.  We also entered into a forbearance agreement with the creditor whereby it agreed to forbear from suing for collection of this payable until December 31, 2009 provided we made the aforementioned payments during 2009, which payments were made.  Amounts outstanding bear interest at 11.00% as of December 31, 2009.  Beginning in June 2009, amounts outstanding were also convertible into our common shares.  In March 2010, we settled $27.4 million of this liability for $4.4 million (see Note 32).

E.	Accrued Lease Termination Costs

Accrued lease termination costs pertain to office leases of spaces we no longer use in operations.  The additions in 2009 pertain to office space that we had the right to occupy in May 2008.  While we intended to use the space and had the right to use the property, the space was never occupied.  In June 2009, we entered into a sublease agreement with the landlord that allows it to lease the property, forfeiting our right to occupy the space (the “cease-use date”).  The fair value of the lease termination liability was calculated based on the present value of the future lease payments (net of anticipated sublease income based on current market rates) and amounted to $50.1 million.  Additionally, in connection with the sublease agreement, we settled an outstanding liability for improvements to the office space for $5.9 million less than we had accrued and expensed.

We had recognized $15.8 million of rent expense for the office space beginning in May 2008 and had not paid any costs pertaining to the lease as of the cease-use date.  The $15.8 million accrued pertaining to rent and the $5.9 million excess accrual for improvements were re-characterized as part of this lease termination accrual at the cease-use date and the remaining amount to reach the required reserve ($28.4 million) was charged to expense.

A roll forward of the lease termination costs (included within our Corporate segment) is as follows:

(in thousands)	2009	2008

Balance at January 1	$2,523	$80
Additions charged to operations	28,356	2,468
Accretion of discounts charged to operations	2,615	(25)
Accrued costs re-characterized	21,691	--
Reserve adjustments	(241)	--
Payments	(1,295)	--
Balance at December 31	$53,649	$2,523

In March 2010, we settled the majority of this liability for less than the accrued amount (see Note 32).

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

NOTE 17 – Preferred Shares of a Subsidiary – Subject to Mandatory Repurchase

Equity Issuer has issued multiple series of Cumulative Preferred Shares, which are subject to mandatory repurchase.

Preferred Series	Date of Issuance	Mandatory Tender	Mandatory Repurchase	Number of Shares	Liquidation Preference per Share	Total Face Amount	Dividend Rate
					(in thousands)
Outstanding as of December 31, 2009
Series A-3	June 2002	November 2014	November 2052	60	$500	$30,000	6.800%
Series B	July 2000	December 2010	December 2050	110	500	55,000	7.600%
Series B-1	October 2001	December 2010	December 2050	37	500	18,500	6.800%
Series B-2	June 2002	November 2014	November 2052	50	500	25,000	7.200%
Subtotal						128,500

Redeemed During 2009
Series A	June 1999	July 2009	July 2049	45	2,000	90,000	6.625%
Series A-1	July 2000	July 2009	July 2049	48	500	24,000	7.100%
Series A-2	October 2001	July 2009	July 2049	62	500	31,000	6.300%
Subtotal						145,000
Total						$273,500

Equity Issuer also has preferred shares that are not subject to mandatory repurchase and, accordingly, we classify those as non-controlling interests (see Note 21).

We refer to the Series A, Series A-1, Series A-2 and Series A-3 Cumulative Preferred Shares as the “Series A Shares”.  We collectively refer to the Series B, Series B-1 and Series B-2 Subordinate Cumulative Preferred Shares as the “Series B Shares”.  We also collectively refer to the Series A Shares and the Series B Shares as the “Preferred Shares.”

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

If any series of Preferred Shares remains outstanding on or after May 15, 2019, the Preferred Shareholders of such series may direct Equity Issuer to sell the Series A-1 Freddie Mac certificates (discussed in Note 8) to Freddie Mac in return for the retirement of the subject series of Preferred Shares.

The Preferred Shares have annual preferred dividends payable monthly in arrears upon declaration by our Board of Trustees, but only to the extent of tax-exempt net income for the particular month.  With respect to payment of distributions and amounts upon liquidation, dissolution or winding-up of our Company, the Series A Shares rank, senior to:

•	all Series B shares;

•	all classes or series of Convertible CRA Shares (see Note 19); and

•	our common shares.

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

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

As stated in Note 8, in July 2009, we sold certain of our Series A-1 Freddie Mac certificates and used the proceeds to redeem the corresponding preferred shares of Equity Issuer as detailed in the table above.  The sale of the retained certificates and redemption of the preferred shares were both at the $145.0 million face amounts of the instruments.

Equity Issuer is subject to covenants with respect to the Preferred Shares as to

•	the nature of investments it may hold,

•	leverage levels,

•	timely payment of distributions

•	allocations of any taxable income it may earn; and

•	a prohibition from issuing any further preferred shares

As of December 31, 2009, Equity Issuer was in compliance with all of these covenants.

NOTE 18 – Liabilities of Consolidated Partnerships

Financial information presented for December 31, 2009, for the Tax Credit Fund and Property Partnerships is as of September 30, 2009, the most recent date for which information is available.  Similarly, the financial information presented for December 31, 2008, for those partnerships is as of September 30, 2008. Information with respect to the CMBS Fund Partnerships and High-Yield Debt Fund Partnership is as of the dates shown.

Liabilities of consolidated partnerships consisted of the following as of the dates presented:

	December 31,
	2009			2008
(in thousands)	Tax Credit Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total	Tax Credit Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total

Financing arrangements	$--	$1,116,742	$1,116,742	$--	$1,121,475	$1,121,475
Notes payable	155,810	427,000	582,810	377,730	295,000	672,730
Repurchase agreements	--	7,455	7,455	--	39,125	39,125
Due to property partnerships	209,868	--	209,868	577,160	--	577,160
Other liabilities	226,390	30,480	256,870	192,508	16,156	208,664
Total liabilities of consolidated partnerships	$592,068	$1,581,677	$2,173,745	$1,147,398	$1,471,756	$2,619,154

A.  Financing Arrangements

The financing arrangements of the CMBS Fund Partnerships consist of four separate CDO offerings, with weighted average interest rates ranging from 4.7% to 8.7% and weighted average remaining maturities of 2 to 6 years.  All of this debt is recourse to the specific collateral and non-recourse to the CMBS Fund Partnerships and to us.

B.  Notes Payable

Of the Tax Credit Fund Partnerships notes payable at December 31, 2009 and 2008, $59.9 million and $214.7 million, respectively, are collateralized by equity subscriptions of certain equity partners of the investment funds.  Under the partnership agreements, the equity partners are also obligated to pay the principal and interest on the notes.  Of the remaining balance, $95.9 million and $163.0 million, respectively, is collateralized with the underlying properties of the consolidated operating partnerships.  All of this debt is non-recourse to us.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

In February 2008, one of the CMBS Fund Partnerships received loans of $295.0 million from certain members of the fund (excluding $22.3 million from us which is eliminated in consolidation).  The loans are for a two year term, subject to two one-year extensions upon approval of all lenders (excluding us) and bear interest at a fixed rate of 14.0% (and a portion may be paid-in-kind although the fund has paid all interest in cash to date).  Proceeds from the loans were used to repay all outstanding repurchase agreement and subscription line financing of the CMBS Fund Partnership and to repay other loans we had made to the Fund Partnership.  In connection with the repayment of the outstanding repurchase agreement financing, certain interest rate swaps were terminated (see Note 28).  The loans matured in February 2010 and were extended in connection with the sale transaction described in Note 32. We sold our portion of the loans as part of that transaction.

At December 31, 2008, the High-Yield Debt Fund Partnership had no borrowings outstanding under a subscription line facility and had the ability to borrow $18.7 million.  The subscription line facility was terminated in April 2009.

Notes payable for the High-Yield Debt Fund Partnership increased in 2009 in connection with the recognition of real estate owned after the fund foreclosed upon the properties (see Note 13).  The mortgages payable by the foreclosed properties are owed to a CDO entity in which the High-Yield Debt Fund Partnership holds the equity.

C.  Repurchase Agreements

Repurchase facilities of the Consolidated Partnerships consisted of the following:

	December 31,
	2009			2008
(dollars in thousands)	Total Commitments	Outstanding Balance	Fair Value of Collateral	Total Commitments	Outstanding Balance	Fair Value of Collateral

High-Yield Debt Fund Partnership	$7,455	$7,455	$7,231	$228,000	$39,125	$73,926

Weighted average interest rate		1.82%			2.9% to 5.0%

During 2008, the High-Yield Debt Fund Partnership had commitments from three separate repurchase agreement facilities with Bank of America and subsidiaries of J.P Morgan.  Borrowings as of December 31, 2008, had weighted average remaining maturities of four days and the partnership did not have the ability to make any additional borrowings without pledging additional collateral.  In July 2008, the High Yield Debt Fund Partnership’s $150.0 million-capacity repurchase agreement with Morgan Stanley Bank was terminated and the outstanding balance was repaid.  In connection with the repayment of the outstanding repurchase agreement financing, certain interest rate swaps were terminated (see Note 28).  In November 2008, the High-Yield Debt Fund Partnership entered into a repurchase agreement with Bank of America with total commitments of $28.0 million and a total outstanding balance of $5.6 million as of December 31, 2008.  In May 2009, the outstanding balance was repaid and the Partnership did not have the ability to make any additional borrowings as of December 31, 2009.

During the second quarter of 2009, the High-Yield Debt Fund Partnership reached an agreement with the lender for the remaining facility whereby all future cash flows from certain mortgage loan investments with an aggregate principal balance of $14.6 million are used to repay the outstanding debt.  All financial covenants were waived for the remainder of the term of this repurchase agreement which is scheduled to terminate in July 2010.

D.  Due to Property Partnerships

The liability reflects the unfunded portion of capital commitments made by Tax Credit Fund Partnerships to acquire equity investments in property partnerships (see Note 13).

E.  Other Liabilities

Liabilities other than those discussed above include interest, distributions, operating accruals and the fair value of interest rate derivatives.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

NOTE 19 – Redeemable Securities

Redeemable securities consisted of the following:

	December 31,
(in thousands)	2009			2008
Series	Carrying Value	Number of Shares	Number of Common Shares If Converted	Carrying Value	Number of Shares	Number of Common Shares If Converted
CRA shares equivalent to common shares:
Convertible Redeemable CRA Shares	$93,170	5,682	5,617	$89,273	5,682	5,617
Redeemable CRA Shares	4,834	271	--	4,668	271	--
Preferred CRA Shares:
Convertible Redeemable CRA Preferred Shares	51,193	1,060	1,916	50,291	1,060	1,916
Redeemable CRA Preferred Shares	54,055	1,100	--	52,774	1,100	--
11.0% Cumulative Convertible Preferred Shares	129,228	11,202	12,192	129,373	11,214	12,205
Total	$332,480	19,315	19,725	$326,379	19,327	19,738

A.  Redeemable CRA Shares

CRA Shares Equivalent to Common Shares

Our Convertible Community Reinvestment Act Preferred Shares (“Convertible CRA Shares”) initially were intended to enable financial institutions to receive certain regulatory benefits in connection with their investment.  We developed a proprietary method for allocating these regulatory benefits to specific financial institutions that invest in the Convertible CRA Shares.  As a result of the December 2007 re-securitization transaction, we do not believe that these shares will continue to qualify for credits under the Community Reinvestment Act.  Other than the preferred allocation of regulatory benefits, the preferred investors receive the same economic benefits as our common shareholders including:

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

Certain shareholders gave up the conversion feature in connection with redemption options as described below.

Preferred CRA Shares

Our 4.4% Cumulative Perpetual Convertible CRA Preferred Shares (“Preferred CRA Shares”) have the same CRA related benefits of the Convertible CRA Shares and likewise have no voting rights except on certain matters relating to the terms of the Preferred CRA Shares or to amendments to our Trust Agreement which would adversely affect the Preferred CRA Shares.  The shares rank senior to our common shares and the Convertible CRA Shares with respect to rights upon liquidation, dissolution or winding up of our Company.  They rank senior to our common shares and the Convertible CRA Shares with respect to distributions, which are cumulative and were fixed at 4.4% of the liquidation amount of $50 per share.  The shares have no stated maturity.

Beginning July 2008, the Convertible Redeemable CRA Preferred Shares are convertible into our common shares at the option of their holders at a conversion rate of approximately 1.81 common shares each, subject to conversion adjustment conditions.  Certain shareholders gave up the conversion feature in connection with redemptions options as described below.  The shares are also subject to remarketing provisions beginning in July 2015.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

Redemption Options

In December 2007 and the first quarter of 2008, we entered into option agreements with most of the Convertible CRA shareholders and all of the Preferred CRA Shareholders.  No agreements were entered into in 2009.  The option agreements provide that:

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

Although not mandatorily redeemable, the shareholders now have the option to require us to purchase these shares in the future, although the option agreements are not exercisable as long as there are dividends in arrears related to Preferred CRA Shares or the 11.0% Preferred Shares (see below).

Upon execution of these agreements, we reclassified the shares outside of permanent equity at fair value.  In 2008, we recorded a $10.8 million charge to shareholders’ equity for the difference between the fair value and the carrying basis of the shares.  Subsequently, we amortize the difference between the fair value as of the execution date and the future redemption price as a reduction of shareholders’ equity.  For those agreements entered into during 2008, we reclassified $111.3 million from  shareholders’ equity to redeemable securities.  For the amortization described above, the charge to shareholders’ equity was $6.2 million in 2009 and $6.1 million in 2008.

In 2008, 0.1 million of the Convertible Redeemable CRA Shares were converted into the same number of common shares.  During 2009, no Convertible Redeemable CRA Shares were converted.

In March 2010, all of the Preferred CRA Shares and almost all of the Convertible CRA Shares were converted to a new issue of Centerline shares (see Note 32) and are no longer subject to the redemption option.

B.	11.0% Cumulative Convertible Preferred Shares

In January 2008, we issued 11.2 million shares of 11.0% Preferred Shares in a private placement.  The issue was purchased by an affiliate of The Related Companies, LP (“TRCLP”), a company controlled by our then-Chairman.  The shares have a liquidation preference of $11.70 per share, are convertible into 12.2 million common shares and are entitled to voting rights as if converted into common shares.  Proceeds of the issuance were $129.4 million, net of offering costs of $1.8 million.

In March 2008, we commenced a rights offering that entitled shareholders to purchase these shares, with the TRCLP affiliate retaining all shares not purchased as part of the rights offering.  The rights offering concluded in April 2008; shareholders purchased 0.4 million shares for $4.4 million and we redeemed the same number of shares from the TRCLP affiliate.

The 11.0% Preferred Shares are mandatorily redeemable in January 2018.  Under certain conditions, we may force conversion into our common shares beginning January 2013; otherwise, if certain events occur, the holders may redeem the shares prior to the mandatory redemption date.  As such, we classify the shares outside of permanent equity. In March 2010, all of these shares were converted to a new issue of Centerline shares (see Note 32) and, therefore, are no longer redeemable.

In 2008, 2,665 of the 11.0% Preferred Shares were converted into 2,900 common shares.  During 2009, shareholders converted 12,376 of these shares into 13,462 common shares.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

C.	Dividends in Arrears

With the exception of dividends related to our Equity Issuer and REIT subsidiaries, under the Term Loan and Revolving Credit Facility (see Note 14), we are restricted from paying dividends on our shares.  As of December 31, 2009, dividends in arrears were $18.0 million for the 11.0% Cumulative Convertible Preferred Shares and $7.0 million for the Redeemable Preferred CRA Shares.  Upon conversion of these shares to a new series of shares in March 2010 (see Note 32), these arrearages were eliminated.

NOTE 20 – Centerline Holding Company Equity

A.	Special Preferred Voting Shares

Each holder of SCUs (see Note 21) also holds one special preferred voting share (at a par value of $0.01 per share) for each SCU.  The special preferred voting shares have no economic interest, but entitle the holder to vote, on a one-for-one basis, on all matters subject to a vote of our common shareholders.  We have the right to require that each special preferred voting share be redeemed at par and cancelled simultaneously upon the exchange of an SCU by its holder into cash or a common share.  Other than the payment of $0.01 per share upon redemption of the special preferred voting shares or the liquidation of our Company, the special preferred voting shares are not entitled to any distributions or other economic rights.

As selling principals of CAHA, Stephen M. Ross (our former Chairman) and Marc D. Schnitzer (our Chief Executive Officer and President) entered into a voting agreement which governs the voting of all of their:

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

Similar voting agreements with other selling principals of CAHA expired when their employment with us ended.  Mr. Schnitzer’s agreement will terminate at the time he is no longer an employee, officer, or trustee of our Company.  The voting agreement with respect to Mr. Ross will remain in effect as long as he owns any of our special preferred voting shares or common shares.  As of December 31, 2009, 11.1 million voting shares were subject to this agreement.

B.	Convertible CRA Shares

We have Convertible CRA Shares for which the shareholders did not elect to take the redemption option described in Note 19.  The shares otherwise have the same characteristics as the shares described in that note. All of those shares are convertible into the equivalent number of common shares. In March 2010, all of these shares were converted to a new issue of Centerline shares (see Note 32).

C.	Dividend Reinvestment Plan

In May 2000, we implemented a dividend reinvestment and common share purchase plan.  Under this plan, common shareholders may elect to have their distributions automatically reinvested in additional common shares at a price equal to the average of the high and low market price from the previous day’s trading, and make cash payments for further investment.  As of December 31, 2009, there were 137,801 shares participating in the plan, which represented 305 investors.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

D.	Repurchases

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

We repurchased shares as follows, all of which we purchased via employee withholdings:

	Years Ended December 31,
(in thousands)	2009	2008

Number of shares	369	316
Cost, including commissions and service charges	$68	$971

In March 2010, all non-vested shares were vested (see Note 32).  In connection with that vesting, we repurchased 4.2 million shares to satisfy tax withholding requirements at a cost of $1.7 million.

Additionally, as part of the rights offering described in Note 19, we repurchased and reissued 0.4 million of the 11.0% Preferred Shares.

E.	Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows:

(in thousands)	Net Unrealized Gain/(Loss) on Available-for- Sale Securities	Net Unrealized Gain/(Loss) on Derivatives, Net of tax	Net Unrealized Gain/(Loss) of Equity Investees	Net Unrealized Loss Attributable to Non-controlling Interests In Consolidated Partnerships	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2008	$(1,565)	$(14,098)	$(62,587)	$(27,654)	$(105,904)
Unrealized gains (losses), net	(130,799)	255	(95,728)	--	(226,272)
Net unrealized losses of Consolidated Partnerships in excess of non-controlling interest balances	--	--	--	(867,057)	(867,057)
Reclassification to net loss	37,043	2,221	15,847	--	55,111
Balance at December 31, 2008	(95,321)	(11,622)	(142,468)	(894,711)	(1,144,122)
Unrealized gains (losses), net	(75,457)	--	17,977	--	(57,480)
OTTI not related to credit losses	(2,662)	--	(5,692)	--	(8,354)
Reclassification to net loss	104,493	11,622	86,004	--	202,119
Balance at December 31, 2009	$(68,947)	$--	$(44,179)	$(894,711)	$(1,007,837)

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

NOTE 21 – Non-Controlling Interests

The table below provides the components of non-controlling interests as of the dates presented:

	December 31,
(in thousands)	2009	2008
Limited partners interests in consolidated partnerships	$3,341,081	$3,876,581
Preferred shares of a subsidiary (not subject to mandatory repurchase)	104,000	104,000
Convertible Special Common Units (“SCUs”) of a subsidiary; 12,731 outstanding in 2009 and 13,131 outstanding in 2008	(89,375)	64,318
Convertible Special Common Interests (“SCIs”) of a subsidiary; 258 outstanding in 2009, and 268 outstanding in 2008	364	2,611
Other	5,715	8,037
Total	$3,361,785	$4,055,547

(Loss) income allocated to non-controlling interests, net of tax, was as follows:

	Years Ended December 31,
(in thousands)	2009	2008
Limited partners interests in consolidated partnerships	$(2,580,103)	$(659,228)
Preferred shares of a subsidiary (not subject to mandatory repurchase)	6,225	6,225
SCUs	(151,547)	(92,685)
SCIs	(2,216)	(1,269)
Other	(1,631)	(363)
Total	$(2,729,272)	$(747,320)

Limited Partners Interest in Consolidated Partnerships

Non-controlling interests in consolidated partnerships represents the equity balances of third-party investors in the Tax Credit Fund and Property Partnerships and the CMBS and High-Yield Debt Fund Partnerships.  The balance declined in 2009 as losses allocated to those equity balances significantly exceeded equity contributions during the year.  The losses were due to both asset impairments at many of the funds and the fact that the Tax Credit Fund Partnerships are designed to absorb losses from their equity investments.

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

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

Except for the absence of a mandatory repurchase feature (and for specific terms enumerated in the table above), the shares have the same characteristics as the Series A and Series B Shares described in Note 17.

Special Common Units (“SCUs”)

In connection with our acquisition of CAHA, our subsidiary issued membership interests in the form of 16.1 million SCUs, of which 12.7 million remained outstanding as of December 31, 2009.  SCU holders are entitled to distributions at the same time as, and only if, we pay distributions on our common shares.  SCU distributions are calculated as the amount of common share distributions divided by 0.72, to adjust for the taxable nature of the income comprising the SCU distributions (the “Tax Gross-Up”).  SCU distributions are payable only to the extent of the subsidiary’s cash flow, supplemented by a loan of all but $5.0 million from the parent trust in the event of a shortfall (the “Shortfall Provision”).  Any remaining shortfall will accrue interest at a market rate and will only be payable at the time the subsidiary has sufficient cash flow.  As part of our March 2010 equity restructuring (see Note 32), the Shortfall Provision and the Tax Gross-Up were eliminated with respect to 11.2 million SCUs.

Each holder of SCUs has the right to:

•	exchange all or a portion of their SCUs for cash; and

•	receive cash for any accrued but unpaid distributions with respect to SCUs exchanged (not including accrued and unpaid distributions for the quarterly period in which the exchange occurs).

Instead of cash, we may, at our discretion, exchange the SCUs (and any accrued but unpaid distributions) for common shares on a one-for-one basis, subject to anti-dilution adjustments.  We would issue the common shares at a price equal to the average closing market price of our common shares for the five consecutive trading days prior to the date when we receive notice of intent to convert.  Our subsidiary may not pay any distributions to the parent trust until it has paid all SCU distributions.  Through December 31, 2009, all SCU distributions have been paid.

For any SCU redemptions, we also redeemed the related special preferred voting shares at their $0.01 per share redemption price (see Note 20).  During 2008, 1.2 million SCUs were redeemed in exchange for common shares.  During 2009, 400,000 SCUs were redeemed for cash and we paid $0.1 million upon redemption.

SCIs

In connection with our acquisition of Centerline Investors in August 2006, our subsidiary issued membership interests in the form of approximately 268,000 SCIs.  SCI holders are entitled to distributions at the same time as, and only if, we pay distributions on our common shares.  SCI distributions were initially $1.72 per year, subject to an adjustment in the amount of 95% of the percentage increases or decreases in the dividends paid by us on our common shares.

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

During 2009, approximately 10,000 SCIs were redeemed for cash and we paid an insignificant amount upon redemption.  All remaining SCIs were redeemed in February 2010 in exchange for common shares.

Other

“Other” minority interests at December 31, 2009 and 2008, primarily represent the 10% interest in Centerline Financial owned by Natixis Capital Markets North America Inc (“Natixis”).  Natixis has been issued warrants which, if exercised, would increase Natixis’ ownership percentage to 19%.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

NOTE 22 – General and Administrative Expenses

The table below provides the components of general and administrative expenses for the periods presented:

	Years Ended December 31,
(in thousands)	2009	2008

Salaries and benefits	$66,234	$87,322
Other:
Affordable Housing loss reserve (see Note 31)	140,000	--
Mortgage banking loan loss reserve (see Note 31)	11,163	1,483
Lease termination costs(1)	30,755	--
Bad debt reserves	15,812	7,237
Professional fees	11,014	16,259
Tax Credit Fund origination and property acquisition	768	4,480
Rent expense	13,855	17,816
Miscellaneous	23,482	32,645
Total	$313,083	$167,242
(1) Includes accretion of present value discount and reserve adjustments (see Note 16).

NOTE 23 – Loss on Impairment of Assets

The table below provides the components of loss on impairment of assets for the periods presented (excluding the portion recorded in other comprehensive income):

	Years Ended December 31,
(in thousands)	2009	2008

Available-for-sale investments:
Series B Freddie Mac certificates	$44,830	$7,968
Retained CMBS certificates	37,596	10,736
Mortgage revenue bonds	9,114	10,928
CMBS	15,546	--
Syndicated corporate debt	65	2,848
Furniture, fixtures and leasehold improvements	--	15,892
Other investments	2,210	563
Stabilization escrow	39,987	--
Total	$149,348	$48,935

Only the portion of OTTI of debt securities that pertains to actual or anticipated credit loss is recorded in the Consolidated Statement of Operations unless we intend to sell an asset or may be required to do so.

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

Per the December 2007 re-securitization agreements, any of the underlying bonds not stabilized by the mandatory stabilization date of December 2012 would require a principal pay down of the bonds at that time.  Prior to the third quarter of 2009, cash flow projections utilized in valuing the Series B Freddie Mac Certificates assumed that any bonds not stabilized would reach stabilization by the mandatory stabilization date, through improved performance or rehabilitation of the underlying properties.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

Economic deterioration during 2009 has negatively impacted the ability of certain properties to achieve stabilization through operating cash flow at current debt levels.  During the third quarter of 2009, we developed a strategy to restructure many of the mortgage revenue bonds included in the December 2007 re-securitization.  The strategy entails cash infusions from us and other parties with an economic interest in the properties, or may result in a reduction in the principal balance of our Series B Freddie Mac certificates (see Affordable Housing Transactions in Note 31).  Our revised estimates for valuing the Series B Freddie Mac Certificates assume partial principal pay downs of these bonds in the portfolio from available sources in order to allow the underlying properties to stabilize.  This resulted in a projected reduction in the collateral of the December 2007 re-securitization which will negatively impact the residual interest received by the Series B Freddie Mac Certificates causing us to record OTTI charges related to the investments.

Available sources to effect the projected restructuring could include cash reserves of the underlying properties, property partnership general partner guarantee payments, payments from sale of foreclosures, the stabilization escrow (see Note 10), and the primary intermediators of the credit intermediated LIHTC Funds.  As the restructuring would involve using most of the cash balance in our stabilization escrow account to enable the mortgage revenue bonds to achieve stabilization, we recorded a charge to reduce the value of the stabilization escrow, net of writing off the remaining present value discount previously recorded.

B.	Retained CMBS Certificates and CMBS

OTTI related to retained CMBS certificate and CMBS investments we hold for our own account was due to current and expected losses related to the underlying assets, the estimates of which increased significantly in the second half of 2009 as deterioration of commercial real estate markets accelerated.  Certain of the impairments relate to investments for which we had previously expected full recovery of face value; current estimates now indicate that we may recover only partial amounts, if any.

C.	Mortgage Revenue Bonds

During the year ended December 31, 2008, we recognized $10.9 million of mortgage revenue bond impairment charges (all in the first half of 2008).  Of the amount recorded, $7.2 million represented an expected loss on the planned sale of two bonds.  The remaining $3.7 million related to one bond whose impairment resulted from substandard performance at the underlying property.

During 2009, we foreclosed upon a property underlying a mortgage revenue bond that had not been securitized.  As we had an agreement to sell the property, we recorded it at the agreed-upon sale price and recognized an impairment of $0.5 million.  We sold the property for cash in the same period.  Additionally, the term of the bond securitization that we accounted for as a financing expired.  We delivered to the lender the 14 bonds, having a carrying value of $51.1 million, along with $8.7 million in deposit collateral, in satisfaction of a $59.8 million financing liability.  An impairment of $8.7 million was recorded on these bonds.

D.	Syndicated Corporate Debt

In 2008 and 2009, we recognized impairment charges for syndicated corporate debt investments due to market fluctuations for the securities for which we concluded that the declines in fair value were OTTI because of our intent to sell the investments.  Most were sold by the end of 2008 and the remaining investments were sold in 2009.

E.	Furniture, Fixtures and Leasehold Improvements

This $15.9 million impairment in 2008 represents amounts we had recorded for leasehold improvements related to the lease of office space we no longer plan to occupy.  Upon that determination, we wrote-off the carrying value of those assets.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

NOTE 24 – Revenues and Expenses of Consolidated Partnerships

Financial information for the Tax Credit Fund and Property Partnerships is for the 12 months ended September 30, 2009 and 2008, the most recent reliable date.  Information with respect to the CMBS Fund and High-Yield Debt Fund Partnerships is for the years ended December 31, 2009 and 2008.

Revenues and expenses of consolidated partnerships consisted of the following:

	2009			2008
(in thousands)	Tax Credit Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total	Tax Credit Fund and Property Partnerships	CMBS Fund High-Yield Debt Fund Partnerships	Total

Interest income	$3,372	$198,946	$202,318	$10,201	$252,796	$262,997
Rental income	74,697	15,008	89,705	75,106	--	75,106
Other	833	2,110	2,943	1,431	425	1,856
Total revenues	$78,902	$216,064	$294,966	$86,738	$253,221	$339,959
Interest expense	$9,213	$140,052	$149,265	$15,300	$149,722	$165,022
Loss on impairment of assets (net)	$30,151	$1,929,699	$1,959,850	$--	$317,264	$317,264
Asset management fees	30,454	--	30,454	28,824	--	28,824
Property operating expenses	30,869	--	30,869	31,473	--	31,473
General and administrative expenses	22,493	18,220	40,713	25,122	4,733	29,855
Depreciation and amortization	50,045	7,852	57,897	33,134	5,722	38,856
Other expenses	5,721	1,620	7,341	9,832	--	9,832
Subtotal	139,582	27,692	167,274	128,385	10,455	138,840
Total expenses	$178,946	$2,097,443	$2,276,389	$143,685	$477,441	$621,126
Other losses from consolidated partnerships (net)	$593,347	$5,420	$598,767	$279,062	$4,705	$283,767

Loss on Impairment of Assets

Only the portion of OTTI of debt securities that pertains to actual or anticipated credit loss is recorded in the Consolidated Statement of Operations unless we intend to sell an asset or may be required to do so.  The table below provides the components of loss on impairment of assets of the consolidated partnerships that are reflected in the Consolidated Statement of Operations for the periods presented:

	Years Ended December 31,
(in thousands)	2009	2008
Available-for-sale investments:
Retained CMBS certificates	$86,471	$27,016
CMBS	1,462,801	95,975
CDO debt and equity	154,699	101,027
Mortgage loans held for investment	136,819	93,246
Retained CMBS certificates - held-to-maturity	37,198	--
Land, buildings and improvements	51,711	--
Deferred costs related to impaired tax credit investments(1)	30,151	--
Total	$1,959,850	$317,264
(1) Related to Other Losses from Consolidated Partnerships.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

OTTI related to available-for-sale and held-to-maturity investments was due to current and expected credit losses within the CMBS trusts and CDOs in which our funds invest, the estimates of which increased significantly in the second half of 2009 as deterioration of commercial real estate markets accelerated.  Certain of the impairments relate to investments for which we had previously expected full recovery of face value; current estimates now indicate that the funds may recover only partial amounts, if any.  As the funds’ investments are typically subordinate interests in the structured finance vehicles, a portion of the impairments are due to the expected “hyper-amortization” of certain of those vehicles which would be triggered by the actual defaults in the third quarter of 2009.  The losses are also more pronounced in the investments of more recent vintages, the credit losses for which have been disproportionately high.

The impairment of mortgage loans held for investment related to increasing levels of default or impending maturities of the loans for which property values are not considered sufficient to recover the fund’s investment.  A portion of the impairments relates to properties developed by TRCLP (see Note 29).

Losses related to land, buildings and improvements pertain to properties upon which the High-Yield Debt Fund partnership foreclosed.  The properties were recorded at appraised values and impairment was recognized for any shortfall from the carrying amount of the mortgage loan prior to the foreclosure. In December 2009, in light of further deterioration in the markets for commercial real estate, the fund recorded additional impairment charges to reduce the carrying value of the properties to fair value.

Other Losses from Consolidated Partnerships, Net

These other losses principally represent the equity losses that Tax Credit Fund Partnerships recognize in connection with their investments in non-consolidated tax credit property partnerships.  During 2009, three of the Tax Credit Fund Partnerships recognized a loss when four properties in which they had limited partner equity investments were foreclosed upon.  The loss, totaling $32.7 million, was allocated entirely to the third-party investor in the Tax Credit Fund.  In addition, the deterioration of the economy has lowered the value of tax credits associated with property partnerships in which our Tax Credit Fund Partnerships invest.  As a result, those fund partnerships recorded aggregate impairments of $222.7 million to write down the carrying value of certain investments, all of which we recorded in the second quarter of 2009.  There was also a decrease in gain on sale of property partnership interests of $14.4 million.  The remaining difference is primarily due to properties placed in service throughout 2008 reflect a full year of operating losses during 2009.  This was partially offset by Tax Credit Fund Partnerships no longer recognizing losses for property partnerships whose carrying value was reduced to zero for the impairments noted above.  Virtually all of this amount was allocated to third-party investors.

NOTE 25 – Share-Based Compensation

A.  The Plan

In June 2007, our shareholders approved the 2007 Incentive Share Plan (the “Plan”), which replaced our then existing Amended and Restated Incentive Share Plan.

The purpose of the Plan is designed to attract, retain and motivate eligible persons and to provide incentives and rewards for superior performance.

The Plan allows for the issuance of share options, share appreciation rights, restricted shares, restricted share units, unrestricted shares, deferred share units, and performance awards (collectively, the “Awards”) to eligible persons, including consultants, trustees, and employees.

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

The Committee will grant Awards under the Plan at its discretion, and it established the 2007 Outperformance Program (“2007 OPP”), and two Annual Incentive Bonus Programs (denominated as “A” and “B”) that provide for future Awards on terms the Committee has established.  At this time, we cannot determine the amount or dollar value of Awards to be provided under any of these programs because they depend on our future performance, and because individual allocations are discretionary for each program.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

B.  Outperformance Program

Under the 2007 OPP, Award recipients would share in a performance pool if our total return to shareholders over the three-year period from January 1, 2007 through December 31, 2009 exceeded 37.5%.  The pool would be paid through issuance of restricted common shares.  We account for OPP Awards as equity awards and grants under this program in 2007 had grant date values of $0.7 million.  There were no grants in 2008 and 2009, and no grants of restricted shares are expected in connection with the 2007 OPP.

C.  Annual Incentive Bonus Programs

The Annual Incentive Bonus Programs establish cash bonus pools for the payment of annual bonuses of cash and restricted shares to eligible persons.

D.  Share Options

All options granted have an exercise price equal to or greater than the market price of our common shares on the grant date.  The maximum option term is ten years from the date of grant and options granted pursuant to the Plan may vest immediately upon issuance or over a period determined by our compensation committee.  During 2009, we cancelled certain options and issued restricted shares to those option holders.  As of December 31, 2009 all outstanding options are held by non-employees of the Company.  All options are fully vested and all related expense was recognized prior to December 31, 2009.

The following table summarizes activity in our share option plans:

	Years Ended December 31,
	2009		2008
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding at beginning of year	2,386,888	$20.51	2,879,180	$20.17
Granted	--	--	--	--
Forfeited/cancelled	(988,893)	20.94	(492,292)	18.52
Exercised	--	--	--	--
Outstanding at end of year	1,397,995	$20.21	2,386,888	$20.51

	As of December 31, 2009
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Vested and expected to vest at end of period	1,397,995	$20.21	4.47	$--
Exercisable at end of year	1,397,995	$20.21	4.47	$--

There was no aggregate intrinsic value at December 31, 2009, due to the exercise price of the outstanding options being greater than the closing share price on the last trading day of the year.  This amount will change based on the market value of our common shares.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

The following table summarizes information about share options outstanding and exercisable at December 31, 2009:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Number Exercisable

$11.56	10,000	0.4	10,000
$17.78	800,000	3.9	800,000
$22.03	192,245	6.0	192,245
$24.44	395,750	5.0	395,750
	1,397,995	4.5	1,397,995

E.  Non-vested Shares

We issue restricted share grants primarily in connection with acquisitions or employee bonuses.  During 2006, in connection with the Centerline Investors acquisition, we issued 1.7 million restricted common shares to Centerline Investors employees, of which 56,000 shares vested immediately, with the remaining vesting over a period of one to four years.

Activity with respect to non-vested shares was as follows:

	Non-vested shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2008	2,076,489	$18.61
Granted	2,332,534	3.40
Vested	(1,230,124)	14.42
Forfeited	(559,193)	12.91
Non-vested at December 31, 2008	2,619,706	8.25
Granted	6,838,923	0.19
Vested	(1,202,091)	9.17
Forfeited	(827,729)	1.40
Non-vested at December 31, 2009	7,428,809	$1.44

F.  Unamortized Costs and Shares Available for Grant

As of December 31, 2009, there was $2.4 million of total unrecognized compensation cost related to share-based compensation.  All of the non-vested shares were vested as part of the March 2010 sale and equity restructuring (see Note 32).  We expect to recognize this compensation cost over a weighted-average period of 0.4 years.

As of December 31, 2009, there were 1.8 million options or share grants available for issuance under the Plan.

G.  Trustee Grants

Prior to 2009, our independent trustees received a portion of their annual compensation in common shares.  During 2008, we granted 241,000 common shares as part of trustee compensation.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

H.  Income Statement Impact

Expense related to our share-based compensation was as follows:

	Years Ended December 31,
(in thousands)	2009	2008
Outperformance program	$189	$189
Share options	21	322
Non-vested shares (net of forfeitures)	5,785	12,973
Trustee grants	--	291
Net	$5,995	$13,775

NOTE 26 – Income Taxes

Some of our pre-tax income is derived from our tax-exempt investments included in our Affordable Housing group, which is held within flow-through entities.

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

Tax credit fund management, the other Commercial Real Estate businesses and our Portfolio Management and Credit Risk Products businesses are conducted in corporations and are subject to income taxes.  Our Corporate group is also housed in a corporate entity subject to taxation.

The components of our pre-tax loss were as follows:

	Years Ended December 31,
(in thousands)	2009	2008

Not subject to tax	$(2,840,027)	$(791,789)
Subject to tax	(347,933)	(183,866)
Total loss before income taxes	$(3,187,960)	$(975,655)

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

The income tax (benefit) provision consisted of the following components:

	Years Ended December 31,
(in thousands)	2009	2008

Current:
Federal	$(863)	$1,059
State and local	(2,491)	2,179
Total current	(3,354)	3,238
Deferred:
Federal	(76,949)	(72,253)
State and local	(42,118)	(21,278)
Total deferred	(119,067)	(93,531)
Valuation allowance	119,114	94,116
Total tax (benefit) provision	$(3,307)	$3,823

The tax (benefit) provision does not include the current tax benefit, if any, related to additional tax deductions for share-based compensation which was credited to beneficial owners’ equity.  There were no such current tax benefits in 2009 or 2008.

A reconciliation of the statutory federal tax rate to our effective tax rate is as follows:

	Years Ended December 31,
	2009	2008

Statutory tax rate	35.0%	35.0%
Valuation allowance	(3.4)	(9.6)
State and local taxes, net of federal benefit	0.9	1.3
Partnership income not subject to tax	(33.2)	(28.6)
Goodwill write-off	(0.5)	(2.3)
SCUs	1.6	3.4
Share-based compensation	(0.1)	(0.3)
Other	(0.2)	0.7
Effective tax rate	0.1%	(0.4)%

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

The components of the deferred tax assets and (liabilities) are as follows:

	December 31,
(in thousands)	2009	2008
Deferred tax assets:
Deferred revenue	$19,429	$27,484
Share-based compensation	5,962	15,101
Goodwill	8,684	9,291
Intangible assets	23,916	21,074
Derivatives	7,412	1,896
Investments	23,004	--
Purchased servicing rights	4,276	2,374
Bad debt reserve	14,363	7,587
Affordable Housing loss reserve	62,135	--
Partnerships and depreciation	12,375	12,084
Lease termination reserve	23,911	1,100
Net operating losses	57,101	54,157
Capital losses	6,504	--
Tax credits	2,320	2,394
Other	347	864
Total deferred tax assets	271,739	155,406
Deferred tax liabilities:

Deferred costs	(911)	(465)
Originated mortgage service rights	(9,302)	(11,369)
Total deferred tax liabilities	(10,213)	(11,834)
Valuation allowance	(261,526)	(143,572)
Net deferred tax asset	$--	$--

At December 31, 2009, our corporate subsidiaries had the following carry forwards:

(in thousands)
Net operating losses	$140,417
Capital losses	$14,592
Low income housing credits	$1,216
Minimum tax credit	$907
New York City Unincorporated Business Tax credit	$197
Other	$776

We have determined that, in light of projected taxable losses in the corporate subsidiaries for the foreseeable future, all of our deferred tax assets will likely not be realized and therefore we have provided a full valuation allowance.

Our net operating losses carry forward can be carried forward and offset against taxable income for 20 years and expire in 2026 through 2029. In addition, our capital loss carry forwards are scheduled to expire in 2012.

The Internal Revenue Service is examining the consolidated corporate federal income tax return for our subsidiaries subject to taxes for the tax periods ended December 31, 2006 and 2007.  The Internal Revenue Service examinations are ongoing and no significant issues have yet been raised. During 2009, we have completed a consolidated corporate federal income tax return audit for the tax period ended December 31, 2003 through 2005 which did not result in a material charge to the consolidated financial statements. Also, during the fourth quarter of 2009, the company made election 172(b)(1)(H) under Rev. Proc. 2009-52 and recorded an income tax benefit of $3.1 million related to refund claim based on the Worker, Homeownership and Business Assistance Act of 2009.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

The components of our reserve for uncertain tax positions were as follows:

	December 31,
(in thousands)	2009	2008

Gross unrecognized tax benefits	$1,489	$2,443
Accrued interest and penalties	79	41
Total	$1,568	$2,484

We recognized interest related to uncertain tax positions within our income tax provision, which was $ $0.1 million for both 2009 and 2008. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at January 1, 2008	$3,078
Additions for tax positions of prior years	102
Reductions for tax positions of prior years	(696)
Balance at December 31, 2008	2,484
Additions for tax positions of prior years	80
Reductions for tax positions of prior years	(996)
Balance at December 31, 2009	$1,568

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

NOTE 27 – Earnings per Share

The calculation of basic and diluted net (loss) income per share is as follows:

	Years Ended December 31,
(in thousands, except per share amounts)	2009	2008

Numerator:
Net loss attributable to Centerline Holding Company shareholders	$(455,381)	$(232,158)
Preferred dividends(1)	(20,035)	(19,085)
Dividends for participating securities	--	(1,954)
Undistributed loss attributable to Centerline Holding Company shareholders	(475,416)	(253,197)
Effect of redeemable share conversions	(6,246)	(16,912)
Net loss attributable to Centerline Holding Company shareholders used for EPS calculations	$(481,662)	$(270,109)
Denominator:
Weighted average shares outstanding
Basic	53,963	51,997
Effect of dilutive shares(2)	--	--
Diluted	53,963	51,997
Calculation of EPS:

Net loss attributable to Centerline Holding Company shareholders as computed above	$(481,662)	$(270,109)
Weighted average shares outstanding – basic and diluted	53,963	51,997
Net loss attributable to Centerline Holding Company shareholders per share – basic and diluted	$(8.93)	$(5.19)
(1) Includes dividends in arrears. (2) Common share equivalents excluded for the 2009 and 2008 periods were less than 0.1 million.

NOTE 28 – Financial Risk Management and Derivatives

A.	General

We are exposed to financial risks arising from both our business operations and economic conditions.  We seek to manage economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of our debt and by using derivatives to manage exposures caused by interest rate fluctuations.  We evaluate our interest rate risk on an ongoing basis to determine whether it would be advantageous to engage in any further derivative transactions.  We do not use derivatives for speculative purposes.

We record all derivatives on the Consolidated Balance Sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability (for a fair value hedge) or the earnings effect of the hedged forecasted transactions (for a cash flow hedge).  We may enter into derivative contracts that are intended to economically hedge certain of our risk, even though hedge accounting does not apply or we elect not to apply it.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

B.	Derivative Positions

As of December 31, 2009, we held the following derivative positions:

•
Developers of Properties:  We were party to 19 interest rate swap agreements with the developers of properties relating to certain mortgage revenue bonds we previously owned.  We entered into these swap agreements to effectively convert the fixed rate of interest (per the terms of the mortgage revenue bond) to a variable rate.  Under the terms of these agreements, we pay fixed interest rates equal to those of the related bonds and receive interest at a variable rate (based on the Securities Industry and Financial Markets Association (“SIFMA”) index).  Since the December 2007 re-securitization transaction, these swaps are now deemed to be free-standing derivatives.  At December 31, 2009, these swaps had an aggregate notional amount of $179.4 million, a weighted average interest rate of 5.92% and a weighted average remaining term of 13.0 years.  We terminated six similar swaps during 2009.

•
Our Credit Risk Products group is party to an interest rate swap whereby we pay a variable rate of interest (based on the SIFMA index) and receive interest at a fixed rate.  We entered into this swap agreement as part of our business plan to expand our Credit Risk Products group.  At December 31, 2009, the swap had a notional amount of $9.5 million, with an interest rate of 0.69% and remaining term of 13.4 years.  Similar swap agreements were terminated in 2008.

In June 2009, we terminated an interest rate swap we had initially used to hedge the interest rate risk of our Term Loan and Revolving Credit Facility (see Note 14).  Until the fourth quarter of 2008, we accounted for this swap as a hedge; in October 2008, we ceased applying hedge accounting.

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

Interest rate swaps in a net liability position (“out of the money”) are recorded in accounts payable, accrued expenses and other liabilities and those in a net asset position (“in the money”) are recorded in deferred costs and other assets.  The amounts recorded were as follows:

	December 31,
(in thousands)	2009	2008

Net liability position	$17,964	$40,525
Net asset position	$612	$1,307

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

Presented below are amounts included in Interest expense in the Consolidated Statements of Operations related to the swaps described above:

	Years Ended December 31,
(in thousands)	2009	2008
Designated as hedges:
Interest payments	$--	$14,313
Interest receipts	--	(8,273)
Ineffectiveness	--	1,877
Subtotal	--	7,917
Not designated as hedges:
Interest payments	23,469	21,457
Interest receipts	(8,160)	(12,266)
Change in fair value(1)	(21,866)	(2,369)
Amortization of unrealized losses reclassified from accumulated other comprehensive income	2,603	--
Subtotal	(3,954)	6,822
Included in interest expense	$(3,954)	$14,739
(1) 2009 includes $10.6 million related to terminated swaps. 2008 includes $21.0 million related to terminated swaps that were charged to a CMBS Fund Partnership.

The amounts recorded in comprehensive income for the period representing the effective portion of gains (losses), net, for swaps designated as hedges were as follows:

	Years Ended December 31,
(in thousands)	2009	2008
Included in other comprehensive income	$--	$2,502

Accumulated other comprehensive loss includes the following amounts (exclusive of the tax impact) related to the swaps described above:

	December 31,
(in thousands)	2009	2008

Terminated cash flow hedges	$--	$(9,019)
Term Loan and Revolving Credit Facility interest rate swap	--	(2,603)
	$--	$(11,622)

In June 2009, we revised our estimate of the timing for a debt issuance at a consolidated partnership for which we and the partnership had entered into interest rate swap contracts.  As a result, the entire $9.0 million unrealized loss that we had incurred at the time we terminated the swap agreements was reclassified to the Consolidated Statement of Operations as interest expense in the second quarter of 2009.  The cost was charged to the fund partnership.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

D.  Consolidated Partnerships

During 2008, all swaps to which consolidated partnerships were a party were terminated.  The table below presents information regarding these swaps:

	Years Ended December 31,
(in thousands)	2009	2008
Terminated swap contracts:
Loss reclassified from accumulated other comprehensive income and included in interest expense	$13,774	$7,301

As noted in section C above, in June 2009, we revised our estimate of the timing for a debt issuance at a consolidated partnership for which we and the partnership had entered into interest rate swap contracts.  As a result, the entire $13.8 million unrealized loss that the fund had incurred at the time we terminated the swap agreements was reclassified to the Consolidated Statement of Operations as interest expense in the second quarter of 2009.

Accumulated other comprehensive income (loss) includes the following amounts related to swaps:

	December 31,
(in thousands)	2009	2008

Terminated cash flow hedges	$1,796	$(11,978)

We estimate that $0.4 million of the net unrealized gain remaining as of December 31, 2009, will be reclassified into interest expense within the next twelve months, while the remaining amount is expected to be amortized through 2014.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

NOTE 29 – Related Party Transactions

Investments In and Loans to Affiliates

The components of investments in and loans to affiliates are presented in the table below:

	December 31,
(in thousands)	2009	2008
Loan to AMAC	$79,877	$79,877
Investment in AMAC common and preferred shares	12,195	12,195
Interest receivable on loan to AMAC	3,872	3,872
Fees receivable from AMAC	1,290	1,290
Subtotal	97,234	97,234
Cumulative equity losses and reserves	(92,934)	(87,634)
Subtotal	4,300	9,600
Co-investment in consolidated CMBS and High-Yield Debt Fund Partnerships(1)	(77,400)	(55,953)
Co-investment in CUC	2,306	3,406
Fund advances related to property partnerships, net(2) (Note 31)	47,554	49,201
Other receivables from partnerships, net	13,453	59,431
Fees receivable and other, net	8,087	7,977
Subtotal	(1,700)	73,662
Less: Eliminations(3)	11,500	(54,440)
Total	$9,800	$19,222

(1)    Represents the carrying amount of these co-investments, including our share of accumulated other comprehensive loss.
(2)    Net of reserves of $24.0 million at December 31, 2009, and $10.5 million at December 31, 2008.
(3)   For management purposes, we treat consolidated partnerships as equity investments in evaluating our results. As we consolidate the funds, we eliminate the investments for presentation in the consolidated financial statements. In addition, any fees or advances receivable from consolidated partnerships are eliminated in consolidation.

Income Statement Impact

Our Consolidated Statements of Operations included the following amounts pertaining to related party transactions:

(in thousands)	Included in following line item in the Consolidated Statements of Operations	Years Ended December 31,
		2009	2008

AMAC asset management and incentive management fees and expense reimbursements	Fee Income, Other Revenues	$--	$1,201
AMAC credit facility interest income	Interest Income	$--	$3,988
AMAC servicing fee income	Fee Income	$309	$358
Equity in loss of AMAC(1)	Equity and Other (Loss) Income	$(5,300)	$(78,056)
Equity in loss of CUC	Equity and Other (Loss) Income	$(980)	$(703)
Expense for property management services provided by TRCLP	Consolidated Partnerships - Other Expenses	$(5,631)	$(5,156)
Net interest rate swap payments to property developers controlled by TRCLP	Interest Expense	$(2,441)	$(1,307)
(1) Includes write-down of loan and investments.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
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

As AMAC is developing a plan of liquidation, we stopped recording equity losses related to its operations in the fourth quarter of 2008 and recorded an impairment charge in the third quarter of 2008 for the loan we had provided.  That charge was determined based upon our estimate of amounts we could realize by recovering assets upon the liquidation, which has not yet occurred.  During 2009, several of those assets lost their value, primarily due to defaults and we recorded an additional impairment charge of $5.3 million.  Additionally, we recorded a charge to reduce our investment in AMAC shares to zero, ceased accruing asset management fees receivable and wrote off the remaining balance of the intangible asset associated with the management agreement (see Note 11).

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

In March 2010, we sold the loan and the collateral management contract (see Note 32), but we will continue to manage AMAC until its bankruptcy filing.

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

The table below presents summarized financial information of AMAC:

	Year ended December 31,
(in thousands)	2009	2008
Operating results:
Revenues	$25,360	$37,062
Operating loss	$14,755	$121,543
Net loss	$14,757	$123,506

	December 31,
(in thousands)	2009	2008
Balance Sheet:
Assets	$374,680	$386,138
Liabilities	$503,681	$522,419
Shareholders’ deficit	$129,001	$136,281

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

B.  The Related Companies L.P.

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

During 2009 and 2008, CRESS, AMAC and CUC recorded impairment charges pertaining to properties developed by TRCLP.  In November 2008, TRCLP informed us that two of its developments (Snowmass Village and City North) were being significantly impacted by current economic conditions such that both projects would likely require significant financial restructuring.  This means that the mezzanine loans held by AMAC and CRESS are compromised in value.  CRESS holds aggregate mezzanine loans in the amount of $23.6 million secured by interests in the entity which owns the City North project and aggregate mezzanine loans in the amount of $43.5 million secured by the interests in the entity which owns the Snowmass project.  AMAC also holds mezzanine loans related to these properties (aggregate of $50.7 million) and CUC has an equity investment in the City North development ($18.0 million).  Based on our discussions with TRCLP, senior lenders and third party experts, we have determined that the investments related to City North and Snowmass have no residual value and that the likelihood of recoveries related to Snowmass is limited.  As a result,

•	CRESS recorded aggregate impairment charges of $3.3 million in 2009, of which our proportionate share is $0.2 million and of $63.9 million in 2008, of which our proportionate share is $3.2 million.

•	CUC recorded an impairment charge of $18.0 million in 2008 of which our proportionate share is $0.5 million.

•
AMAC recorded aggregate impairment charges of $50.7 million in 2008, which is one of the factors in determining the estimated recovery amount for the revolving credit facility we had extended (see above).

During 2008, an affiliate of TRCLP provided over 14.0% of the tax credit properties for which we arranged equity financing.

C.  Co-investment in CUC

CUC is an investment fund with CalPERS as majority investor, focusing on investments in multifamily properties in major urban markets.  Our membership interest includes a co-investment obligation amounting to 2.5% of capital invested.  Remaining funding commitments under this obligation are insignificant. In March 2010, we sold our membership interest (see Note 32).

D.  Fund Advances Related to Property Partnerships, Net

Due from partnerships represents monies we loaned to certain Tax Credit Fund Partnerships to allow them to provide financial support to property partnerships in which they invest.  We expect the Tax Credit Fund partnerships will repay those loans from the release of reserves, proceeds from asset sales and other operating sources.  Loans we made (net of recoveries) were $11.6 million in 2009.  See Affordable Housing Transactions – Property Partnerships in Note 31).

E.  CMBS Fund Partnerships

Along with other investors in one of the CMBS Fund Partnerships, during the first quarter of 2008 we loaned the fund $22.3 million to allow it to repay repurchase financing.  The loan bears interest at a fixed rate of 14.0% and is due in February 2010, although the lenders (excluding us) may elect to extend the loans for up to two additional years.  Additionally, we had loaned other monies to the fund, of which $4.8 million was outstanding as of December 31, 2009, and we had a receivable from the fund for the cost of swaps that we had entered into on its behalf with a remaining balance of $12.2 million on that date.

Increasing credit losses of the assets underlying the CMBS investments the fund hold have decreased the cash flows the fund is collecting.  As a result, the collectability of our loans to the fund is not assured and, accordingly, we recorded a reserve to write them down to the amount we believe is realizable.

In March 2010, we sold our co-investments in the funds and the $22.3 million loan receivable from the fund (see Note 32).

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

F.  Other

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

NOTE 30 – Business Segments

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

As a measure of segment profitability, we are reporting net income in accordance with GAAP.  In prior periods, we reported “Adjusted Net Income” which excluded amortization of acquired intangible assets and amortization of acquisition-related share-based compensation.  In light of recent market events as described in Note 4, management concluded that net income is a more indicative measure of performance at this time.

	Years Ended December 31,
(in thousands)	2009	2008
Revenues
Affordable Housing	$124,970	$166,037
Commercial Real Estate	68,538	74,495
Portfolio Management	40,218	41,464
Credit Risk Products	7,062	8,508
Corporate	1,626	13,719
Consolidated Partnerships	294,966	339,959
Eliminations	(90,572)	(120,979)
Consolidated Revenues	$446,808	$523,203
Depreciation and Amortization
Affordable Housing	$7,464	$2,451
Commercial Real Estate	10,396	12,407
Portfolio Management	2,538	4,311
Credit Risk Products	43	1,876
Corporate	18,567	24,985
Consolidated Depreciation and Amortization	$39,008	$46,030
Depreciation and Amortization of Consolidated Partnerships	$57,897	$38,856
Net Income (Loss) attributable to Centerline Holding Company shareholders
Affordable Housing	$(195,151)	$8,070
Commercial Real Estate	(153,283)	(51,686)
Portfolio Management	16,893	8,361
Credit Risk Products	(16,125)	(8,192)
Corporate	(107,715)	(187,007)
Consolidated Partnerships	(74,489)	7,823
Eliminations	74,489	(9,527)
Total Net Loss attributable to Centerline Holding Company shareholders	$(455,381)	$(232,158)

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

	December 31,
(in thousands)	2009	2008
Identifiable Assets
Affordable Housing	$996,551	$1,184,116
Commercial Real Estate	155,787	228,746
Portfolio Management	8,557	6,312
Credit Risk Products	78,145	84,584
Corporate	170,779	387,970
Consolidated Partnerships	5,056,784	6,080,481
Eliminations of intersegment balances	(463,077)	(577,086)
Consolidated Assets	$6,003,526	$7,395,123

NOTE 31 – Commitments and Contingencies

A.	Affordable Housing Transactions

Yield Transactions

We have entered into several credit intermediation agreements with either Natixis or Merrill Lynch & Co., Inc. (“Merrill Lynch”) (each a “Primary Intermediator”) to provide agreed-upon rates of return to third-party investors for pools of multifamily properties in certain Tax Credit Fund Partnerships.  In return, we have or will receive fees, generally at the start of each credit intermediation period.  There are a total of 20 outstanding agreements to provide the specified returns:

•	through the construction and lease-up phases of the properties;

•	for the period from the completion of the construction and lease-up phases through the operating phase of the properties; or

•	covering both periods.

Total potential exposure pursuant to these transactions at December 31, 2009 is $1.3 billion, assuming the funds achieve no return whatsoever beyond the December 31, 2009 measurement date (this assumes that all underlying properties fail and are foreclosed upon, causing us to invoke the “calamity call” provision in each fund on December 31, 2009).  Of these totals, six of the agreements (with $592.8 million of the potential exposure) are transacted by our bankruptcy-remote subsidiary, Centerline Financial while the rest are transacted by another subsidiary, Centerline Capital Group Inc. (“CCG”), although these were assigned to bankruptcy-remote subsidiaries in March 2010 as described in Note 32.  During the second quarter of 2009, we terminated a similar agreement, lowering our potential exposure by $144.1 million.  The carrying value of these obligations, representing the deferral of the fee income over the obligation periods, was $26.5 million as of December 31, 2009 and $31.4 million as of December 31, 2008.  This amount is included in “Deferred revenues” within “Accounts payable, accrued expense and other liabilities” on our Consolidated Balance Sheets.

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

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

As of December 31, 2009, we had a $47.3 million receivable for advances as described above, net of a $24.0 million reserve for bad debt (see Note 29).

Loss Reserve

During 2009, we developed a strategy to address a marked decline in the operating performance of many of the non-stabilized properties underlying our Affordable Housing investments, to manage our exposure under the yield transactions described above and to address the declining cash flows to our Series B Freddie Mac Certificates.  To address these matters and their potential impact on our interests, we expect to restructure many of the mortgage revenue bonds to allow the bonds secured by these properties to stabilize.  This strategy entails cash infusions, which could approximate $293.0 million, from us and other parties with an economic interest in the properties, or may result in a reduction in the principal balance of our residual certificates from the December 2007 re-securitization.

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

Should the Primary Intermediators expend cash to execute these restructurings, we may have to reimburse them or we may have to forfeit cash that we have deposited as collateral. If associated with a deal transacted by Centerline Financial, that subsidiary might be required to make a cash payment.  Should the Primary Intermediators not expend cash to the extent we have projected, we could incur additional impairments of our Series B Freddie Mac Certificates.  We have analyzed the expected operations of the underlying properties and have recorded a $140.0 million provision for possible losses.  In addition, we recorded a reserve against our stabilization escrow account to reflect our planned use of the cash balance in such a restructuring (see Note 10) and the impact of the assumed restructuring led to an impairment of our Series B Freddie Mac Certificates (see Notes 8 and 23).

Although we have not yet been called upon to make payments under the yield transaction obligations, we may be called upon to post collateral to Primary Intermediators.  In the third quarter of 2009, we posted $2.0 million of cash based on a $12.0 million collateral call by Natixis.  As of December 31, 2009, we maintained collateral consisting of cash deposits of $69.2 million which is included in “Deferred costs and other assets, net” on our Consolidated Balance Sheets, to satisfy Merrill Lynch’s and Natixis’ collateral requirements.  In addition, as of December 31, 2009, Centerline Financial maintained a cash balance of $68.1 million as a capital requirement in support of its exposure under its credit intermediation agreements.

In March 2010, we entered into agreements with the Primary Intermediators to restructure all of these arrangements (see Note 32).

B.	Forward Transactions

At December 31, 2009, our Commercial Real Estate subsidiaries had forward commitments under Freddie Mac programs of $120.4 million for mortgages to be funded through July 2010, and each lending commitment has an associated sale commitment to either Fannie Mae or Freddie Mac.

In addition, those subsidiaries had commitments to sell mortgages that have already been funded.  Those that have been funded as of December 31, 2009, totaled $28.7 million and are included in “Investments – Other” as “Mortgage loans held for sale” on the Consolidated Balance Sheets.

C.	Mortgage Loan Loss Sharing Agreements

In our DUS program, we originate loans through one of our subsidiaries that are thereafter purchased or credit enhanced by Fannie Mae.  Pursuant to a master loss sharing agreement with Fannie Mae, we retain a first loss position with respect to the loans that we originate and sell under this program.  For these loss sharing loans, we assume responsibility for a portion of any loss that may result from borrower defaults, based on the Fannie Mae loss sharing formulas, and Fannie Mae risk Levels I, II or III.  All of the 875 loss sharing loans in this program as of December 31, 2009, were Level I loans.  For a majority of these loans, if a default occurs, we are responsible for the first 5% of the unpaid principal balance and a portion of any additional losses to a maximum of 20% of the original principal balance; any remaining loss is borne by Fannie Mae.  For 98 loans a modified risk sharing arrangement is applied in which our risk share is 0% to 75% of our overall share of the loss.  For Level II and Level III loans, we may carry a higher loss sharing percentage.  Pursuant to this agreement, we are responsible for funding 100% of mortgagor delinquency (principal and interest) and servicing advances (taxes, insurance and foreclosure costs) until the amounts advanced exceed 5% of the unpaid principal balance at the date of default.  Thereafter, for Level I loans, we may request interim loss sharing adjustments which allow us to fund 25% of such advances until final settlement under the master loss sharing agreement.  No interim sharing adjustments are available for Level II and Level III loans.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

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

Our maximum exposure at December 31, 2009, pursuant to these agreements, was $895.4 million (representing what we would owe in accordance with the loss sharing percentages with Fannie Mae and Freddie Mac described above if every loan defaulted and losses were incurred in amounts equal to or greater than these levels for which we are responsible), although this amount is not indicative of our actual potential losses.  We maintain an allowance for loan losses for loans originated under these product lines at a level that, in management’s judgment, is adequate to provide for estimated losses.  At December 31, 2009 and 2008, that reserve was $24.2 million and $13.1 million, respectively, which represents our estimate of potential losses as of those dates.  The reserve is recorded in “Accounts payable, accrued expenses and other liabilities” on our Consolidated Balance Sheet.

As of December 31, 2009, we maintained collateral consisting of money market and short-term investments of $10.8 million, which is included in “Restricted cash” on our Consolidated Balance Sheet, to satisfy the Fannie Mae collateral requirements of $10.6 million.

We are also required by the master agreement with Freddie Mac to provide collateral in the amount of 8% of the original principal balance as security for payment of the reimbursement obligation.  The collateral can include a combination of the net worth of one of our mortgage banking subsidiaries, a letter of credit and/or cash.  To help cover this collateral requirement, we have a letter of credit arrangement with Bank of America as a part of our Revolving Credit Facility (see Note 14).  At December 31, 2009, commitments under this agreement totaled $12.0 million.

D.	Legal Contingencies

We are subject to routine litigation and administrative proceedings arising in the ordinary course of business.  In addition, we are party to the following actions:

Putative Class and Derivative Actions

In 2008, we and our trustees were named as defendants in fourteen shareholder putative class and/or derivative actions arising out of our announcements in late 2007 that (i) we had taken steps to transition our business to more of a fund manager and in connection with such action intended to reduce the dividend payable on our common shares from that which had been paid in prior years and (ii) we had committed to sell and then sold the 11.0% Preferred Shares to an affiliate of TRCLP.  Six of these cases are putative class actions pending in federal court in New York that assert claims under the federal securities laws.  The other eight cases are primarily derivative actions, although some purport also to assert class claims, arising under state law.  Each of the actions is summarized below.

Federal Securities Cases

On January 18, 2008, the first of the federal securities putative class actions was filed against us and certain of our officers and trustees in the United States District Court for the Southern District of New York.  Thereafter, five other, essentially duplicative putative class actions were also filed in the same court.  The complaint in each case asserted that we and other defendants allegedly violated federal securities law by failing to disclose in a timely fashion our December 2007 transaction with Freddie Mac.  On May 5, 2008, the Court designated Centerline Investor Group, which is made up of several shareholders, as lead plaintiff for these cases.  Pursuant to the Court’s stipulation and order dated March 3, 2008, the lead plaintiff filed a consolidated complaint on July 7, 2008 in this action, In re Centerline Holding Company Securities Litigation, No. 08 CV 00505.  The consolidated complaint also alleges violations of the federal securities laws in connection with our announcement of the Freddie Mac transaction, changes to the Company’s business model, and the reduction in dividend guidance policy, and seeks an unspecified amount of compensatory damages and other relief on behalf of all persons or entities that purchased the common stock of Centerline Holding Company during the period March 12, 2007 through December 28, 2007.  The defendants in this action filed a motion to dismiss the consolidated complaint on October 27, 2008 and the motion was granted by U.S District Court Judge Shira Scheindlin on January 12, 2009.  Judge Scheindlin granted the plaintiff leave to replead, and the plaintiff filed an Amended Consolidated Complaint on March 13, 2009.  On April 30, 2009, the Defendants in this case filed a motion to dismiss the Amended Consolidated Complaint. The lead Plaintiff filed his opposition to Defendants' motion to dismiss on June 12, 2009 and the Defendants filed their reply to the opposition motion filed by the Plaintiffs on June 30, 2009.  On August 4, 2009 the Defendants’ motion to dismiss was granted and the case was dismissed without leave for the plaintiff to replead.  On September 2, 2009, Plaintiff filed an appeal of the District Court’s decision with the Second Circuit Court of Appeals.  Both the plaintiffs and the defendants have filed briefs in this appeal and are awaiting a schedule for oral argument.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

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

On April 28, 2008, a consolidated amended verified complaint alleging breaches of fiduciary duties of loyalty, candor, due care, fair dealing, waste of corporate assets and unjust enrichment, was filed against us and our board of trustees in Carfagno v. Schnitzer et al., 08 CV 912 (SAS) and Broy v. Blau, 08 CV 1971 (SAS), pending in the U.S. District Court for the Southern District of New York.  The action is styled both as a derivative suit and as a class action on behalf of all holders of Centerline securities who qualified to purchase our 11.0% Preferred Shares pursuant to the rights offering but who did not do so.  In late March 2009, the plaintiffs and defendants reached a basis of settlement which would require a reduction in the rate payable on the 11.0% Convertible Preferred Shares held by TRCLP and its affiliates to 95% and an increase in the conversion price from $10.75 to $12.35.  A Stipulation of Settlement was filed with the U.S. District Court (SDNY) on April 8, 2009 and a fairness hearing for approval of the settlement was held May 18, 2009.  At that time the District Court entered a Final Judgment approving the Settlement, which will become effective once the Delaware Court of Chancery dismisses the Off and Ciszerk matters with prejudice (see below). Notwithstanding that the Off and Ciszerk matters have not yet been dismissed, TRCLP as the holder of a majority of the 11.0% Preferred Shares, consented to an amendment and restatement of the certificate of designation for such series of shares to reflect the foregoing changes and such amendment and restatement was adopted on March 5, 2010.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

A settlement with the plaintiff in the Off case based on the rights offering was negotiated, but on November 26, 2008, the Delaware Court of Chancery rejected the settlement and stayed any further proceedings in the action, pending resolution of the Carfagno case.  As a result, several of the other derivative lawsuits that had been voluntarily stayed by the plaintiffs, including the Kramer, Ciszerk and Kanter actions are now subject to various stipulations deferring further activity in those actions until a final decision on the Stipulation of Settlement in Carfagno (described above) or, in the case of Kastner and Kostecka, pending further activity in the consolidated securities class action. As noted above, the Carfagno Stipulation of Settlement is contingent upon the dismissal with prejudice of the overlapping Off and Ciszerk actions pending before the Delaware Court of Chancery.  On May 28, 2009 the defendants filed a motion for dismissal of the Off and Ciszerk matters in the Delaware Court of Chancery based upon the approved Stipulation of Settlement in Carfagno and the principle of res judicata.  The Delaware Court of Chancery dismissed this action with prejudice on December 16, 2009.  If the attorneys for the plaintiff in the Ciszerk matter do not voluntarily withdraw the action with prejudice, the defendants will pursue their previously-filed motion to dismiss the action.

In addition, the outside members of the Board of Trustees have received a letter from one of our purported shareholders demanding that they investigate potential claims against our officers and others arising out of the allegations asserted in the federal securities litigation.  The independent Trustees determined, at their meeting on March 11, 2009, to defer further consideration of the letter until after the District Court had decided the motion to dismiss the Amended Consolidated Complaint described above.  The independent trustees further advised the shareholder in a letter dated August 12, 2009 that given the dismissal of the case by the District Court, no further action was required.  No additional action has been taken during the pendency of the appeal.

Other

On or about March 11, 2009, a complaint was filed in the Supreme Court of Nassau County, New York that names CCG and other unrelated parties as defendants.  The lawsuit is entitled MASS OP LLC and MASS ONE LLC v. Principal Life Insurance Company, et al, Index No. 004457/2009.  The complaint alleges, among other claims, that Principal Life and its affiliates lent the plaintiffs an excessive amount of money and misrepresented the requirements of a securitized loan.  CCG was purportedly sued in its capacity as servicer of the loan, although it does not act in that capacity and one of its affiliates does.  Plaintiffs seek reformation of the loan reducing its principal amount and damages.  CCG moved for dismissal of the action, and the court granted CCG’s requested relief, dismissing the action against CCG on July 6, 2009. On October 10, 2009, Mass OP LLC and Mass One LLC filed a motion to replead.  The amended complaint named Centerline Servicing Inc. (“CSI”) as a defendant.   CSI filed a Motion to Dismiss on January 13, 2010.  On behalf of the trust that holds the loan, CSI commenced an action for foreclosure against Mass OP LLC and Mass One LLC, on January 21, 2010.  Mass Op LLC, Mass One LLC and CSI are currently in settlement negotiations with respect to both matters. We sold our ownership interest in CSI in the March 2010 Restructuring and, accordingly, the Company is no longer a party to the foregoing litigation.

On or about September 17, 2009, Chowdary Yalamanchili filed a third party claim against Centerline Servicing Inc. and Howard Spector, the receiver for the property in an action entitled Wells Fargo Bank, N.A., as Trustee for the Registered Certificateholders of Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-CK3 v. Briarwillow Partners, Ltd and Chowdary Yalamanchili, Cause No. 2008-48343, in the District Court of County of Harris, Texas.  The third party claim is a claim that the receiver acted in bad faith by shuttering the property and diminished the Property’s income and value.  The claims against Centerline Servicing Inc. are not affirmative claims against Centerline, but rather, claims of conspiracy and aiding and abetting the receiver’s bad faith, requiring the claimant to prove that the Receiver is liable and that Centerline participated in the Receiver’s actions giving rise to the liability.  Centerline’s counsel has filed an answer to the third party claim against it.  Trial is currently set for the two-week trial docket starting on April 26, 2010, with the precise date subject to the court’s calendar.  Discovery has begun, and Centerline employees have been noticed for deposition to be held in February. We sold our ownership interest in CSI in the March 2010 Restructuring and, accordingly, the Company is no longer a party to the foregoing litigation.

On or about March 6, 2009, Regions Bank, as Trustee under a Trust Indenture dated April 1, 2005 respecting the Walton Trail Apartments, commenced an action, entitled Regions Bank v. Deickman, et al., Civil Action No. 2009-CV-165607-MJW, in the Superior Court of Fulton County, Georgia, against Stephen R. Dieckman, Arthur Dickson Cannon, Jr. and Arthur Dickson Cannon, III (the “Defendants”) seeking to collect money owed under a certain Guaranty and Suretyship Agreement dated as of May 1, 2005.  On or about May 28, 2009, the Defendants filed a Third-Party Complaint in that action against CCG and Caswyck Trail, LLC (“Caswyck”).  Defendants thereafter amended their Third-Party Complaint.  Caswyck is a Georgia limited liability company, which owns the Walton Trail affordable housing apartment complex in Georgia and in which indirect subsidiaries of CCG and an investment fund sponsored by CCG are members.  The Amended Third-Party Complaint alleges that CCG misled and defrauded the Defendants and acted in bad faith in connection with certain unsuccessful and unconsummated negotiations to restructure the finances of Caswyck.  The Amended Third-Party Complaint asserts a claim for common law fraud against CCG and claims for subrogation, indemnification, unjust enrichment and declaratory judgment against Caswyck for any liability that Defendants may have to the Trustee.  The Defendants seek unspecified amounts of damages, attorneys fees and costs.  On or about August 10, 2009, CCG and Caswyck each separately moved to dismiss the claims then asserted against it.  .  In accordance with Georgia procedures, each also answered the Third-Party Complaint on or about August 10, 2009 and asserted counterclaims against the Third-Party Plaintiffs.  In two written orders each dated December 14, 2009, the Court granted CCG’s and Caswyck’s motions to dismiss and dismissed the subrogation and contribution claims against Caswyck and the fraud claim against Centerline.  After Caswyck moved to dismiss the subrogation and contribution claims, but prior to the Court ruling on that motion, the third-party plaintiffs amended their Third-Party Complaint to assert their claims for indemnification and unjust enrichment against Caswyck.  After the entry of the Court’s December 14, 2009 dismissal orders, the third-party plaintiffs moved for reconsideration of the Court’s decision to dismiss the fraud claim against CCG and for permission to take an immediate appeal of that decision.  The Court has not yet ruled on those two motions by the third-party plaintiffs.  CCG and Caswyck intend to continue to defend vigorously against the claims asserted against them.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

On or about November 25, 2009, affiliates of Centerline commenced two actions against David Rubin, Marc Gelman and various affiliates of Enhanced Affordable Development Co., LLC that have served as the managing members or general partners of the Lake Point, Orchard Mill, Shannon Lake, Fox Hollow and Huntington Reserve LIHTC projects.  One of the lawsuits, entitled Centerline Capital Group Inc. v. Lake Point Management, LLC, et al., Index No. 603602/09 (NY Co. Sup. Ct.) (the “CCG v. Lake Point Case”), seeks money damages, injunctions and declaratory relief respecting breaches of the operating agreements, partnership agreements and certain guarantee agreements for those projects and the removal of the Enhanced entity as the managing member or general partner of each such project.  The second lawsuit, entitled CharterMac Atlanta SLP LLC, et al. v. Rubin, et al., Index No. 603601/09 (NY Co. Sup. Ct.) (the “CharterMac Case”), arises from the termination of certain interest rate swap agreements due to loan defaults by the borrower on the mortgage loan for each of those five projects.  A Centerline affiliate serves as the servicer for the mortgage loan for each of the five project partnerships.  On or about March 8, 2010, the defendants in the Centerline v. Lake Point  Case served their Answer, Counterclaims and Third-Parties Complaint, in which they asserted: (i) counterclaims against Centerline for breach of contract, breach of fiduciary duty and tortious interference with contract; (ii) third-party claims against CharterMac Atlanta SLP LLC, CharterMac Lake Point Associates LLC, CharterMac Orchard Mill Associates LLC, CharterMac Shannon Lake Associates LLC, CharterMac Credit Enhanced SLP LLC-Series G, and Centerline Credit Enhanced Partners LP-Series G (collectively, the “CharterMac Case Subsidiaries”), which are subsidiaries of Centerline Credit Enhanced Partners LP-Series F or Centerline Credit Enhanced Partners LP-Series G, the investors in the Projects and the plaintiffs in the CharterMac Case, for breach of fiduciary duty and conspiracy to breach fiduciary duty; (iii) third-party claims against an officer of Centerline for allegedly aiding and abetting breaches of fiduciary duty and conspiracy to breach fiduciary duties; and (iv) a counterclaim against Centerline and a third-party claim against the bond trustees for the Projects seeking a declaratory judgment about the use of certain escrows held by those trustees.  The counterclaims against Centerline seek money damages that are alleged to exceed $81,000,000 in the aggregate and the third-party claims against the CharterMac Case Subsidiaries seek money damages that are alleged to exceed $51,000,000 in the aggregate.  The counterclaims and third-party claims also seek, among other things, punitive damages of not less than $50,000,000 and attorneys’ fees from the Company and the CharterMac Case Subsidiaries.  The time for the defendants in the CharterMac Case to answer and assert any counterclaims or third-party claims has not yet expired.  The parties are currently engaged in settlement negotiations.  If the disputes cannot be settled to the satisfaction of Centerline and the CharterMac Case Subsidiaries, then each intends to defend vigorously against the claims asserted by the defendants and to prosecute their own claims against the defendants.  The Company considers an unfavorable outcome in these cases to be remote.

E.	Other Contingent Liabilities

We have entered into several transactions pursuant to the terms of which we will provide credit support to construction lenders for project completion and Fannie Mae conversion.  In some instances, we have also agreed to acquire subordinated bonds to the extent the construction period bonds do not fully convert.  In some instances, we also provide payment, operating deficit, recapture and replacement reserve guarantees as business requirements for developers to obtain construction financing.  Our maximum aggregate exposure relating to these transactions was $206.8 million as of December 31, 2009 (although, to date, we have had minimal exposure to losses under these transactions and anticipate no material liquidity requirements in satisfaction of any guarantee issued).  The carrying value of these obligations, representing the deferral of the fee income over the obligation periods, was $0.2 million as of December 31, 2009.  This amount is included in “Deferred revenues” within “Accounts payable, accrued expenses and other liabilities” on our Consolidated Balance Sheets.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

In addition, we have entered into a number of indemnification agreements whereby we will indemnify a purchaser of the general partner (“GP”) interests from us for losses they may incur as a result of certain acts, including those that occurred while we served as the GP.  Although the indemnification agreements do not explicitly provide a cap on our exposure, to date we have had minimal exposure to losses under these transactions and anticipate no material liquidity requirements in satisfaction of any indemnities issued.

Centerline Financial has two credit intermediation agreements to provide for monthly principal and interest debt service payments for debt owed by property partnerships owned by third parties, to the extent there is a shortfall in payment from the underlying property.  In return, we receive fees monthly based on a fixed rate until the expiration of the agreements which occur in 2010 and 2023.  Total potential exposure pursuant to these transactions is $33.7 million as well as monthly interest obligations, assuming the bonds default and cannot be sold.  The recourse upon default would be to acquire the bond and foreclose on the underlying property at which point the property would either be rehabilitated or sold.  The fair value of the obligations, representing the deferral of the fee income over the obligation period, was $1.0 million as of December 31, 2009.  This amount is included in “Deferred revenues” within “Accounts payable, accrued expenses and other liabilities” on our Consolidated Balance Sheets.

F.	Funding Commitments

Lease Obligations

The future minimum payments and income from subleases for operating leases as of December 31, 2009, were as follows:

(in thousands)	Minimum lease payments	Sublease income	Net minimum lease payments

Year Ending December 31,
2010	$8,873	$(1,423)	$7,450
2011	8,175	(1,423)	6,752
2012	7,353	(1,431)	5,922
2013	6,993	(423)	6,570
2014	6,931	(122)	6,809
Thereafter	22,258	(57)	22,201
Total	$60,583	$(4,879)	$55,704

The above chart does not include amounts for a lease that was terminated during 2009, but includes $0.2 million for a lease that we terminated in March 2010.  See further discussion in Notes 16 and 32.

We recorded rent expense of $13.8 million in 2009 and $17.5 million in 2008.

NOTE 32 – Subsequent Events

On March 5, 2010, our Board of Trustees approved and we entered into a series of transactions in connection with the Authorization Agreement we had signed with Island (see Note 4).  A summary of these transactions follows.

Sale of Commercial Real Estate Assets

We sold certain assets within our Commercial Real Estate group and the subsidiary that constituted our Portfolio Management group to C-III Capital Partners LLC, a subsidiary of Island (“C-III”).  The assets sold include:

•	Our co-investment, management interests in and loans receivable from the CMBS Fund and High-Yield Debt Fund Partnerships (see Note 29);

•	Our CMBS and retained CMBS certificate investments (see Note 8);

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

•	Our loan to AMAC and our co-investment and management interests in CUC (see Note 29);

•	The stock of our CSI subsidiary;

•	Our interests pursuant to collateral management agreements with respect to two CDOs in which the High-Yield Debt Fund Partnership invests and AMAC’s CDO; and

•	Servicing assets with respect to CMBS re-securitization transactions.

We also sold a new series of shares of our Company to C-III (see Equity Restructuring below) representing an equity stake of approximately 17% of the Company on a fully diluted basis, when taking into account all shares issued in connection with the sale and equity restructuring transactions.

The aggregate carrying values of assets and liabilities of the disposal group (including the Consolidated Partnerships that we will deconsolidate) as of December 31, 2009, were as follows:

(in thousands)
Assets: Cash and cash equivalents	$6,403
Investments:
Available-for-sale	9,455
Investments in and loans to affiliates, net	9,842
Goodwill and intangible assets, net	13,360
Deferred costs and other assets, net	9,992
Consolidated partnerships:
Investments:
Available-for-sale	133,377
Held-to-maturity	284,971
Equity method	--
Other	46,094
Land, buildings and improvements, net	79,679
Other assets	63,473
Total assets	$656,646
Liabilities:
Notes payable	$3,226
Accounts payable, accrued expenses and other liabilities	2,816
Consolidated partnerships:
Financing arrangements	1,116,742
Notes payable	427,000
Repurchase agreements	7,455
Other liabilities	30,480
Total liabilities	$1,587,719

Proceeds of the transactions, including the sale and share issuance detailed above totaled $110.0 million, comprised of:

•
$50.0 million in cash, including $33.9 million paid to us, $3.0 million of cash paid to third parties on our behalf (see also Settlement of Unsecured Liabilities below), $3.1 million withheld by purchaser relating to certain assumed liabilities and $10.0 million placed in escrow; and

•	C-III’s assumption of $60.0 million of debt from our Term Loan and Revolving Credit Facility.

The gain or loss on sale will depend upon final allocation of the fair value of proceeds received and the adoption impact of FAS 167, neither of which has yet been finalized.  In addition, unrealized losses included in accumulated other comprehensive loss (approximately $958 million as of December 31, 2009) were reversed upon the disposition as they pertained to unrealized asset losses at the CMBS Fund and High-Yield Debt Fund Partnerships and other losses that we absorbed prior to adopting SFAS 160.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

Debt Restructuring

Prior to the new agreement with the lenders, we amended the prior agreement to extend the maturity date of the Term Loan as discussed in Note 14.  In February 2010, we repaid the Term Loan and, at the time of the 2010 restructuring, we repaid the CMBS Term Loan.  The terms of our new Term Loan and Revolving Credit Facility include the following changes from the previous facility:

•	The termed-out portion of our Revolving Credit Facility ($208.0 million at December 31, 2009) was reduced by $70.5 million from the following sources:

o	$60.0 million assumed by C-III;

o	$5.0 million assumed by an affiliate of TRCLP (see TRCLP below); and

o	$5.5 million we repaid at the time of the restructuring;

•
The remaining balance of the termed-out portion of the Revolving Credit Facility ($137.5 million) is now a Term Loan which matures in March 2017 with an interest rate of 3.0% over either the prime rate or LIBOR (at our election).  There are no scheduled repayments until December 2011.  Beginning at that time, we must repay $3.0 million per quarter until maturity;

•
The Revolving Credit Facility portion, to be used for investments in LIHTC property investments or for working capital purposes, has an initial capacity of $25.0 million (as reduced by $12.0 million of outstanding letters of credit) and matures in March 2015, bearing interest at 3.0% over either the prime rate or LIBOR (at our election);

•
The facility has customary financial covenants, but excludes certain provisions that had been in the previous facility such as required asset sales and repayments based on specific cash flow streams.  The financial covenants are not effective immediately; and

•
The new Term Loan and Revolving Credit Facility agreement contains restrictions on distributions.  Under the agreement we are generally not permitted to make any distributions except for preservation of REIT status and to the holders of the Equity Issuer preferred shares.

Equity Restructuring

We issued a total of 19.3 million Special Series A shares (“Special Series A Shares”), a new class.  Most of the shares included in our classification of “Redeemable Securities” (see Note 19) and all of the shares included in “Convertible CRA Shares” (see Note 20) were converted into 14.1 million of these shares.  In connection with the sale of assets detailed above, C-III purchased 4.1 million of these shares.  In connection with restructuring our credit intermediation agreements (see below), we issued 1.2 million Special Series A shares to Natixis.

C-III also purchased the 5.2 million Special Series A Shares that a TRCLP affiliate received upon conversion of its Redeemable Securities (included in the 14.1 million noted above) and, as a result, C-III owns 9.3 million of the shares.

Each share in the new class is equivalent to 15 common shares on an as-converted basis as to both voting and economic rights.  We expect to convert all of these shares to common shares upon an increase in the number of our authorized common shares.

We also created another new series of shares (Series B Special Shares), none of which were issued.  See Lock-Up Agreements and Tax Benefits Preservation Plan below.

Additionally, all non-vested shares (see Note 25) were vested upon consummation of the transactions.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

Management Agreement

We entered into a management agreement with Island Centerline Manager LLC (the “Manager”), an entity owned and operated by a subsidiary of Island.  The agreement provides for an initial five year term and, subject to a fairness review of management fees, for successive one year renewal terms.  Pursuant to the agreement:

•	the Manager will provide executive management and strategic, restructuring and general advisory services to us; and

•
the Company will pay $5.0 million of advisory fees in 2010 for certain fund management review services, a $5.0 million annual base management fee and an annual incentive fee based on EBITDA (as defined in the agreement).

The agreement provides each party with various rights of termination, which in our case under certain circumstances would require the payment of a termination fee in an amount equal to three times the base and incentive fee earned during the previous year.

TRCLP

As noted above, all of the redeemable securities owned by a TRCLP affiliate were converted to Special Series A Shares which it then sold to C-III.  In addition, another affiliate of TRCLP assumed $5.0 million of the debt under our Term Loan and Revolving Credit Facility in connection with a consulting and advisory agreement we entered into with the TRCLP affiliate.

Pursuant to the consulting agreement, TRCLP will perform certain consulting and advisory services, TRCLP will have a right to information with respect to the future sale of interests held by Tax Credit Fund Partnerships in certain property partnerships and have a right to bid on certain of such interests or properties on market terms if they become available for sale. Under the consulting agreement, the Company is obligated to pay fees to the TRCLP affiliate equal to the interest payable on the $5.0 million debt assumed.

The agreement is terminable by the affiliate of TRCLP without cause and by us in the event the affiliate of TRCLP does not perform its services to our reasonable satisfaction or if TRCLP competes with us with respect to certain tax credit syndication activities.  We may also terminate the agreement upon a change in control provided we pay a termination fee in an amount equal to the then-fair market value of the rights under the agreement.  If TRCLP terminates the agreement without cause, or if we terminate the agreement for cause, the affiliate of TRCLP is required to immediately repay the remaining balance of the assumed $5.0 million debt. If we terminate the agreement for any reason other than the affiliate of TRCLP’s default in performing its services, we are obligated to immediately repay the assumed $5.0 million debt.  If we and the affiliate of TRCLP mutually agree to terminate the agreement, each party will pay 50% of the remaining balance of the assumed $5.0 million debt.

Settlement of Unsecured Liabilities

We settled the liabilities with respect to lease obligations for two office spaces no longer in use (see Note 16) by paying a total of $5.2 million in cash.  As a result, we will record a reduction of $48.9 million in lease termination expenses in the first quarter of 2010 for the settlement of these two liabilities.

We settled the liability with respect to a portion of transaction costs payable in connection with the December 2007 re-securitization (see Note 16) by paying $4.4 million in cash.  The liability had been convertible into common shares prior to settlement.  As a result of the settlement, we will recognize a gain on extinguishment of liability of $23.3 million in the first quarter of 2010.  We also settled a liability with another vendor associated with the office space to which one of the lease terminations related resulting in a $2.0 million gain on extinguishment of liability that we will recognize in the first quarter of 2010.

We paid $3.0 million to certain investors in a CMBS Fund Partnership in relation to incentive allocations we had received from the fund and in connection with a contracted return to an investor.  These amounts were accrued as of December 31, 2009.  In addition, we were released from an obligation to pay a service provider with respect to raising capital for another CMBS Fund Partnership in exchange for a payment of $0.3 million which will be recognized as an expense in the first quarter of 2010.

Credit Intermediation

We have transferred all credit intermediation obligations (see Affordable Housing Transactions – Yield Transactions in Note 31) into Centerline Financial Holdings and Centerline Guaranteed Holdings (a newly formed, wholly-owned subsidiary which, like Centerline Financial Holdings, is bankruptcy-remote).  While those entities remain liable under the credit intermediation agreements, the parent trust’s and CCG’s obligations under those agreements was terminated.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

In consideration for the transfer of these obligations with Merrill Lynch and Natixis, we contributed assets to the bankruptcy-remote entities, including the balance shown as “Deposits Receivable” in Note 12 and certain receivables from Tax Credit Fund Partnerships (see Fund Advances Related to Property Partnerships in Note 29) and we issued 1.2 million Special Series A shares to Natixis.  Natixis also loaned $20.0 million to Centerline Financial Holdings with a fixed rate of 10.0% and a maturity date of March 2037.

The assets of the two subsidiaries (including the cash on deposit at Centerline Financial), and only those assets, may be used to satisfy any exposure they may have under the credit intermediation agreements and to repay the debt to Natixis. As we have established a reserve as of December 31, 2009 related to these transactions (designated as “Affordable Housing Loss Reserve” in Note 16) we do not currently anticipate any incremental charges upon executing these agreements in 2010.

Lock-Up Agreements and Tax Benefits Preservation Plan

We entered into lock-up agreements with TRCLP, Wells Fargo Bank, NA, Bank of America, NA, and Natixis pursuant to which they agreed to certain transfer and other restrictions with respect to their Centerline equity interests and our Board of Trustees adopted a rights plan (the “Rights Plan”), all of which are intended to preserve the utilization of our net operating loss carry forwards (see Note 26).  Use of these carry forwards could be jeopardized if we were to have a “change in control” as defined by the Internal Revenue Code of 1986, as amended.

Pursuant to the Rights Plan, all existing shares are entitled to purchase rights (following these transactions, existing shares consisted of outstanding common shares, the new Special Series A Shares, the special preferred voting shares and those redeemable securities that did not convert to the new Special Series A Shares).  The common shares and remaining redeemable securities as entitled to one right each and the new Special Series A Shares are entitled to 15 rights each, commensurate with their conversion ratio to common shares.  Each purchase right to Series B Special Shares (the “Series B Shares”) will entitle the holder to purchase one one-millionth of a Series B Share at $0.66 per one one-millionth of a Series B Share, both subject to anti-dilution adjustment.

The rights would be distributed if certain events were to happen that could lead to a “change in control” and would be exercisable upon distribution.  Until a right is exercised, it provides no incremental economic or voting rights to the associated shares.

Each Series B Share purchasable upon the exercise of the rights would be entitled to preferential quarterly distributions and preferential payment in the event of liquidation, dissolution or winding up of the Company.  Each Series B Share would have 1,000,000 votes and would vote together with the shares of beneficial interest of the Company.  Finally, in the event of any merger, consolidation or other transaction in which shares of beneficial interest are exchanged, each Series B Share would be entitled to receive 1,000,000 times the amount received per common share.  Series B Shares would not be redeemable.

Transaction Costs

In connection with all of these transactions, we incurred costs of approximately $10.3 million.  A portion of these costs will be reflected as deferred financing costs or charged to equity, while the remainder will be charged to expense.

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

(b)
Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ending December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV
Item 15.	Exhibits and Financial Statement Schedules.
		Sequential Page
(a)1.	Financial Statements
	Report of Independent Registered Public Accounting Firm	78
	Consolidated Balance Sheets as of December 31, 2009 and 2008	79
	Consolidated Statements of Operations for the years ended December 31, 2009 and 2008	80
	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2009 and 2008	81
	Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008	82
	Notes to Consolidated Financial Statements	84
(a)2.	Financial Statement Schedules All schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements and the notes thereto.

(a)3.	Exhibits
	3.(i)a	The Restated Certificate of Trust of Centerline, dated February 26, 2002, as filed in the office of the Secretary of State on February 26, 2002*
3.(i)a
Certificate of Amendment of the Restated Certificate of Business Trust dated as of November 17, 2003 (incorporated by reference to Exhibit 3.3 of our Registration Statement on Form S-8, filed with the Commission on November 25, 2003).

3.(i)b
Certificate of Amendment of the Restated Certificate of Trust, effective April 2, 2008 and dated March 28, 2008 (incorporated by reference to Exhibit 3.3 of our Current Report on Form 8-K filed with the Commission on April 6, 2007).

	3.(i)c	Second Amended and Restated Trust Agreement dated as of November 17, 2003 (incorporated by reference to Exhibit 3.1(c) of our December 31, 2005 Annual Report on Form 10-K).
3.(i)d
Amendment No. 1 to Second Amended and Restated Trust Agreement dated as of September 20, 2005 (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K, filed with the Commission on September 22, 2005).

3.(i)e
Amendment No. 2 to Second Amended and Restated Trust Agreement dated as of November 30, 2005 (incorporated by reference to Exhibit 3.3 of our Registration Statement on Form 8-A filed with the Commission on January 3, 2006).

	3.(i)f	Amendment No. 3 to Second Amended and Restated Trust Agreement (incorporated by reference to Exhibit 3.1(a) of our June 30, 2006 Quarterly Report on Form 10-Q).
3.(i)g
Amendment No. 4 to the Second Amended and Restated Trust Agreement, effective April 2, 2008 and dated March 28, 2007 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the Commission on April 6, 2007).

3.(i)h
Fifth Amended and Restated Bylaws of Centerline Holding Company, dated March 14, 2007 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed with the Commission on March 20, 2007).

3.(i)i
Amendment No. 1 to the Fifth Amended and Restated Bylaws of Centerline Holding Company (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed with the Commission on April 6, 2007).

3.(i)j
Amendment No. 2 to Fifth Amended and Restated Bylaws of Centerline Holding Company (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the Commission on October 31, 2008).

3.(i)k
Amendment No. 3 to Fifth Amended and Restated Bylaws of Centerline Holding Company (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the Commission on December 16, 2008).

3.(i)l
Amendment No. 4 to the Fifth Amended and Restated Bylaws of Centerline Holding Company (“the Trust”), approved by the Trust’s board of trustees effective as of March 5, 2010 (incorporated by reference to Exhibit 3.7 of our Current Report on Form 8-K filed with the Commission on March 11, 2010).

4(a)
Specimen Copy of Share Certificate for our shares of beneficial interest (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-8, filed with the Commission on November 25, 2003).

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

4(d)
Amendment No. 2 to the Certificate of Designation of the Special Preferred Voting Shares, dated as of March 5, 2010 (incorporated by reference to Exhibit 3.6 of our Current Report on Form 8-K filed with the Commission on March 11, 2010).

4(e)
Certificate of Designation of 4.40% Cumulative Convertible Preferred Shares, Series A-1 (incorporated by reference to Exhibit 99.3 of our Current Report on Form 8-K filed with the Commission on August 3, 2005).

4(f)
Amendment to the Certificate of Designation of the 4.4% Cumulative Perpetual Convertible Community Reinvestment Act Preferred Shares, Series A-1, relating to the reclassification of such shares into Special Series A Shares. 1 (incorporated by reference to Exhibit 3.3 of our Current Report on Form 8-K filed with the Commission on March 11, 2010).

4(g)
Amended and Restated Certificate of Designation of the 11% Cumulative Convertible Preferred Shares, Series A-1 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the Commission on March 11, 2010).

4(h)
Amendment to the Amended and Restated Certificate of Designation of the 11% Cumulative Convertible Preferred Shares, Series A-1 relating to the reclassification of such shares into the Special Series A Shares (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed with the Commission on March 11, 2010).

4(i)	Certificate of Designation of the Special Series A Shares (incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K filed with the Commission on March 11, 2010).
4(j)
Certificate of Designation relating to the creation of the Special Series B Shares, dated as of March 5, 2010 (incorporated by reference to Exhibit 3.5 of our Current Report on Form 8-K filed with the Commission on March 11, 2010).

10(a)	Contribution Agreement dated as of December 17, 2002 (incorporated by reference to our Preliminary Proxy Statement on Schedule 14A filed with the Commission on February 2, 2003).
10(b)	Ross Non-Qualified Share Option Agreement (incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8 filed with the Commission on November 25, 2003).
10(c)
Registration Rights Agreement, dated as of November 17, 2003, by and among Centerline Holding Company and APH Associates L.P., DLK Associates L.P., Marc Associates, L.P., Related General II, L.P. and SJB Associates L.P. (incorporated by reference to Exhibit 99.1 of our Registration Statement on Form S-8 filed with the Commission on November 25, 2003).

10(d)
Registration Rights Agreement, dated January 25, 2007, between Centerline Holding Company and Related Special Assets LLC (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the Commission on January 31 2007).

10(e)
Registration Rights Agreement, dated as of March 5, 2010, by and among Centerline Holding Company and C-III Capital Partners LLC (incorporated by reference to Exhibit 10.16 of our Current Report on Form 8-K filed with the Commission on March 11, 2010).

10(f)
Registration Rights Agreement, dated as of March 5, 2010, by and among Centerline Holding Company and Island Centerline Manager LLC (incorporated by reference to Exhibit 10.17 of our Current Report on Form 8-K filed with the Commission on March 11, 2010).

10(g)	Restricted Share Plan (incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-8 filed with the Commission on November 25, 2003).
10(h)	Management Agreement dated as of November 17, 2003, between us and Related Capital Company LLC (incorporated by reference to Exhibit 10(a) of our December 31, 2003 Annual Report on Form 10-K).
10(i)
Amended and Restated Operating Agreement of Centerline Capital Company LLC, dated as of November 17, 2003 (incorporated by reference to Exhibit 99.7 of our Current Report on Form 8-K filed with the Commission on December 1, 2003).

10(j)	Amendment No. 1 to the Amended and Restated Operating Agreement of Centerline Capital Company LLC, dated as of March 5, 2010*.
10(k)
Voting Agreement, dated as of November 17, 2003, by and among Centerline Holding Company and APH Associates L.P., DLK Associates L.P., Marc Associates, L.P., Related General II, L.P. and SJB Associates L.P. (incorporated by reference to Exhibit 99.10 of our Current Report on Form 8-K filed with the Commission on December 1, 2003).

10(l)
Exchange Rights Agreement, dated as of November 17, 2003, by and among Centerline Capital Company, LLC, Centerline Capital Group Inc., APH Associates L.P., DLK Associates L.P, Marc Associates, L.P., Related General II, L.P. and SJB Associates L.P. (incorporated by reference to Exhibit 99.11 of our Current Report on Form 8-K filed with the Commission on December 1, 2003).

10(m)	Lock-up Agreement of Marc D. Schnitzer, dated November 17, 2003 (incorporated by reference to Exhibit 99.14 of our Current Report on Form 8-K filed with the Commission on December 1, 2003).
10(n)	Lock-Up Agreement of Stephen M. Ross, dated November 17, 2003 (incorporated by reference to Exhibit 99.16 of our Current Report on Form 8-K filed with the Commission on December 1, 2003).
10(o)	Centerline Holding Company Guaranty, dated December 17, 2002 (incorporated by reference to Exhibit 99.27 of our Current Report on Form 8-K filed with the Commission on December 1, 2003).
10(p)	Amended and Restated Incentive Share Plan (incorporated by reference to Exhibit 99.1 of our Form S-8/A, filed with the Commission on March 2, 2004).
10(q)	Form of Non-Qualified Share Option Award Agreement (incorporated by reference to Exhibit 10(af) of our December 31, 2004 Annual Report on Form 10-K).
10(r)	Form of Restricted Share Award Agreement (incorporated by reference to Exhibit 10(ag) of our December 31, 2004 Annual Report on Form 10-K).

10(s)
Centerline Holding Company 2007 Incentive Share Plan and Form of 2007 Incentive Share Plan (incorporated by reference to our definitive proxy statement on Schedule 14A filed with the Commission on April 23, 2007).

10(t)	Centerline 2007 Outperformance Plan and Form of 2007 Outperformance Plan (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Commission on June 19, 2007).
10(u)
Centerline Annual Incentive Bonus Program “A” and Form of Centerline Annual Incentive Bonus Program A (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed with the Commission on June 19, 2007).

10(v)
Centerline Annual Incentive Bonus Program “B” and Form of Centerline Annual Incentive Bonus Program B (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed with the Commission on June 19, 2007).

10(w)
Second Amended and Restated Advisory Services Agreement between American Mortgage Acceptance Company and Centerline/AMAC Manager Inc. (incorporated by reference to Exhibit 10(ak) in our December 31, 2005 Annual Report on Form 10-K).

10(x)
First Amendment to Second Amended and Restated Advisory Services Agreement between American Mortgage Acceptance Company and Centerline/AMAC Manager Inc., dated July 26, 2006 (incorporated by reference to Exhibit 10(y) of our December 31, 2006 Annual Report on Form 10-K).

10(aa)	First Amended and Restated Limited Liability Company Agreement of Centerline Financial Holdings LLC and Natixis Financial Products Inc. and Centerline Capital Group Inc. dated March 5, 2010*.
10(ab)
Unitholder and Warrant Agreement among Centerline Financial Holdings LLC, Natixis Financial Products Inc. and Centerline Capital Group Inc., dated as of June 28, 2006 (incorporated by reference to Exhibit 10.2 of our June 30, 2006 Quarterly Report on Form 10-Q).

10(ac)	Second Amended and Restated Limited Liability Company Agreement of Centerline Financial LLC, dated as of December 14, 2007*.
10(ad)
Senior Loan Agreement among Centerline Financial LLC, the lenders that are party thereto and Citibank, N.A., as senior agent, dated as of June 28, 2006 (incorporated by reference to Exhibit 10.4 of our June 30, 2006 Quarterly Report on Form 10-Q).

10(ae)
Subordination and Security Agreement among Centerline Financial LLC, Deutsche Bank Trust Company Americas, and Citibank, N.A., as senior agent and mezzanine agent,  dated as of June 28, 2006 (incorporated by reference to Exhibit 10.6 of our June 30, 2006 Quarterly Report on Form 10-Q).

10(af)
Right of First Refusal Letter Agreement among Centerline Holding Company and Centerline Financial LLC, dated as of June 28, 2006 (incorporated by reference to Exhibit 10.8 of our June 30, 2006 Quarterly Report on Form 10-Q).

10(ag)	Credit Support Swap between Centerline Origination Trust I and Centerline Financial LLC (incorporated by reference to Exhibit 10.10 of our June 30, 2006 Quarterly Report on Form 10-Q).
10(ah)
Participation OPP Letter between Centerline Holding Company and Robert L. Levy dated as of August 10, 2007 (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K filed with the Commission on August 16, 2007).

10(ai)
Participation OPP Letter between Centerline Holding Company and Marc D. Schnitzer dated as of August 10, 2007 (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed with the Commission on August 16, 2007).

10(aj)
Centerline Holding Company Ross Non-Qualified Share Option Agreement, dated July 13, 2007 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on July 18, 2007).

10(ak)
Letter agreement dated July 12, 2007 between Stephen M. Ross and Centerline Holding Company (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Commission on July 18, 2007).

10(al)	Amendment to Amended and Restated Incentive Share Plan (incorporated by reference to Exhibit 10(s) of our December 31, 2006 Annual Report on Form 10-K).
10(am)
Consulting and Advisory Agreement, dated March 5, 2010, between Centerline Capital Group, Inc. and TRCLP Affordable Acquisitions LLC (incorporated by reference to Exhibit 10.22 of our Current Report on Form 8-K filed with the Commission on March 11, 2010).

10(an)
Tax Benefits Preservation Plan, dated March 5, 2010, between Centerline Holding Company and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.23 of our Current Report on Form 8-K filed with the Commission on March 11, 2010).

10(ao)
Bond Exchange Agreement, dated as of December 27, 2007, among Federal Home Loan Mortgage Corporation, Centerline 2007-1 EIT Securitization, LLC, Centerline 2008-1 SU Securitization, LLC and Centerline 2007-1 T Securitization, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on January 3, 2007).

10(ap)
Reimbursement, Pledge and Security Agreement, dated as of December 27, 2008, between Federal Home Loan Mortgage Corporation and Centerline Sponsor 2008-2 Securitization, LLC (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Commission on January 3, 2007).

10(aq)
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

10(ar)
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

10(as)
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

10(at)
Limited Support Agreement, dated as of December 27, 2007, between Centerline Guarantor LLC and Federal Home Loan Mortgage Corporation (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K filed with the Commission on January 3, 2007).

10(au)
Limited Support Agreement, dated as of December 27, 2007, between Centerline Holding Company and Federal Home Loan Mortgage Corporation (incorporated by reference to Exhibit 10.7 of our Current Report on Form 8-K filed with the Commission on January 3, 2007).

10(av)
Stabilization Guaranty, Escrow and Security Agreement, dated as of December 27, 2007, between Centerline Stabilization 2008-1 Securitization, LLC and Federal Home Loan Mortgage Corporation (incorporated by reference to Exhibit 10.8 of our Current Report on Form 8-K filed with the Commission on January 3, 2007).

10(aw)
Stabilization Limited Support Agreement, dated as of December 27, 2007, between Centerline Holding Company and Federal Home Loan Mortgage Corporation (incorporated by reference to Exhibit 10.9 of our Current Report on Form 8-K filed with the Commission on January 3, 2007).

10(ax)
Certificate Placement Agreement, dated as of December 27, 2007, among Morgan Stanley & Co., Centerline Holding Company and Federal Home Loan Mortgage Corporation (incorporated by reference to Exhibit 10.10 of our Current Report on Form 8-K filed with the Commission on January 3, 2008).

10(ay)
Purchase and Sale Agreement, dated as of March 5, 2010, by and among Centerline Holding Company trust, Centerline Capital Group Inc., ARCAP 2004 RR3 Resecuritization, Inc., ARCAP 2005 RR5 Resecuritization, Inc., Centerline Fund Management LLC, Centerline CMBS Fund III Management LLC, Centerline REIT, Inc., CM Investor LLC, and C-III Capital Partners LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on March 11, 2010).

10(ba)
Management Agreement, dated as of March 5, 2010, entered into by and among Island Centerline Manager LLC, on the one hand, and Centerline Holding Company and Centerline Capital Group Inc., jointly and severally on the other hand (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Commission on March 11, 2010).

10(bb)
Master Novation, Stabilization, Assignment, Allocation, Servicing and Asset Management Agreement, dated as of March 5, 2010, by and among Centerline Holding Company, Centerline Capital Group Inc., Centerline Affordable Housing Advisors LLC, Centerline Guaranteed Manager LLC, Centerline Financial Holdings LLC, Centerline Mortgage Capital Inc., and Natixis Financial Products Inc. (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed with the Commission on March 11, 2010).

10(bc)
Senior Secured Credit Agreement, dated as of March 5, 2010, between Centerline Financial Holdings LLC, the Lenders named therein, and Natixis Financial Products Inc., as administrative agent (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed with the Commission on March 11, 2010).

10(bd)
Receivables Assignment and Assumption Agreement (“Natixis Transaction Receivables Assignment”), dated as of March 5, 2010, by and among Centerline Holding Company, Centerline Capital Group Inc., Centerline Affordable Housing Advisors LLC, Centerline Guaranteed Manager LLC, each of the entities listed on Schedule A of the Natixis Transaction Receivables Assignment under the heading Credit Enhanced Fund General Partner, each of the entities listed on Schedule A of the Natixis Transaction Receivables Assignment under the heading Credit Enhanced Partnership General Partner, each of the entities listed on Schedule B of the Natixis Transaction Receivables Assignment under the heading Special Limited Partner, and Centerline Financial Holdings LLC (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed with the Commission on March 11, 2010).

10(be)
Transaction Assignment Agreement, dated as of March 5, 2010, by and among Merrill Lynch Capital Services, Inc., Centerline Capital Group Inc., Centerline Guaranteed Holdings LLC, and with the consent and acknowledgement of Centerline Holding Company (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K filed with the Commission on March 11, 2010).

10(bf)
Master Assignment, Stabilization, Assignment, Allocation, Servicing and Asset Management Agreement, dated as of March 5, 2010, by and among Centerline Holding Company, Centerline Capital Group Inc., Centerline Affordable Housing Advisors LLC, Centerline Mortgage Capital Inc., Centerline Guaranteed Manager LLC, and Centerline Guaranteed Holdings LLC (incorporated by reference to Exhibit 10.7 of our Current Report on Form 8-K filed with the Commission on March 11, 2010).

10(bg)
Receivables Assignment and Assumption Agreement (the “Merrill Transaction Receivables Assignment”), dated as of March 5, 2010, by and among Centerline Holding Company, Centerline Capital Group Inc., Centerline Affordable Housing Advisors LLC, Centerline Guaranteed Manager II LLC, Centerline Guaranteed Holdings LLC, and each of the entities listed on Schedule A of the Merrill Transaction Receivables Assignment under the heading Special Limited Partner (incorporated by reference to Exhibit 10.8 of our Current Report on Form 8-K filed with the Commission on March 11, 2010).

10(bh)
ISDA Master Agreement, dated as of March 5, 2010, between Merrill Lynch Capital Services Inc. and Centerline Guaranteed Holdings LLC (incorporated by reference to Exhibit 10.9 of our Current Report on Form 8-K filed with the Commission on March 11, 2010).

10(bi)
Multicurrency – Cross Border Schedule to the Master Agreement, dated as of March 5, 2010, between Merrill Lynch Capital Services Inc. and Centerline Guaranteed Holdings LLC (incorporated by reference to Exhibit 10.10 of our Current Report on Form 8-K filed with the Commission on March 11, 2010).

10(bj)
ISDA Credit Support Annex to the Schedule to the ISDA Master Agreement, dated as of March 5, 2010, between Merrill Lynch Capital Services Inc. and Centerline Guaranteed Holdings LLC (incorporated by reference to Exhibit 10.11 of our Current Report on Form 8-K filed with the Commission on March 11, 2010).

10(bk)
Paragraph 13 to ISDA Credit Support Annex to the Schedule to the ISDA Master Agreement, dated as of March 5, 2010, between Merrill Lynch Capital Services Inc. and Centerline Guaranteed Holdings LLC (incorporated by reference to Exhibit 10.12 of our Current Report on Form 8-K filed with the Commission on March 11, 2010).

10(bl)	ISDA Master Agreement, dated as of March 5, 2010, between Natixis Financial Products Inc. and Centerline Financial Holdings LLC.*
10(bm)
Reaffirmation of Guarantee, dated as of March 5, 2010, executed by Centerline Holding Company in favor of Merrill Lynch Capital Services Inc. (incorporated by reference to Exhibit 10.13 of our Current Report on Form 8-K filed with the Commission on March 11, 2010).

10(bn)
Omnibus Agreement, dated as of March 5, 2010, by and among Centerline Holding Company, Centerline Capital Company LLC, Related Special Assets LLC, and Related General II, L.P. (incorporated by reference to Exhibit 10.14 of our Current Report on Form 8-K filed with the Commission on March 11, 2010).

21	Subsidiaries of our Company*
23	Consent of Independent Registered Public Accounting firm*
31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.*
31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTERLINE HOLDING COMPANY
(Registrant)

Date:	March 31, 2010	By:	/s/ Marc D. Schnitzer
Marc D. Schnitzer Managing Trustee, Chief Executive Officer and President (Principal Executive Officer)

Date:	March 31, 2010	By:	/s/ Robert L. Levy
Robert L. Levy Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CENTERLINE HOLDING COMPANY
(Registrant)

Date:	March 31, 2010	By:	/s/ Marc D. Schnitzer
Marc D. Schnitzer Managing Trustee, Chief Executive Officer and President (Principal Executive Officer)

Date:	March 31, 2010	By:	/s/ Robert L. Levy
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of us and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Marc D. Schnitzer
Marc D. Schnitzer	Managing Trustee, Chief Executive Officer and President	March 31, 2010
/s/ Jerome Y. Halperin
Jerome Y. Halperin	Managing Trustee	March 31, 2010
/s/ Robert L. Loverd
Robert L. Loverd	Managing Trustee	March 31, 2010
/s/ Robert A. Meister
Robert A. Meister	Managing Trustee	March 31, 2010
/s/ Thomas W. White
Thomas W. White	Managing Trustee	March 31, 2010