Form 10-K/A
period 2009-12-31
CENTERLINE HOLDING CO
filed 2010-04-30
CIK 1043325

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of April 15, 2010, there were 58.4 million outstanding shares of the registrant’s shares of beneficial interest (“Common Shares”).

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORM 10-K/A

Index

			Page
PART III
	Item 10.	Directors, Executive Officers and Corporate Governance	3
	Item 11.	Executive Compensation	6
	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	14
	Item 13.	Certain Relationships and Related Transactions, and Director Independence	17
	Item 14.	Principal Accounting Fees and Services	24

PART IV
	Item 15.	Exhibits, Financial Statement Schedules	25

SIGNATURES

EX-31.1

EX-31.2

EXPLANATORY NOTE

Centerline Holding Company (OTC: CLNH) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010.  This Amendment hereby amends Part III, Items 10 through 14.  We are also including as exhibits the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Except as otherwise expressly stated herein, this Amendment does not reflect events occurring after the date of the Form 10-K, nor does it modify or update the disclosure contained in the Form 10-K in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment should be read in conjunction with the Form 10-K and the Company’s other filings made with the SEC on or subsequent to March 31, 2010.

Unless the context requires otherwise, the terms “we”, “us”, “our” or “the Company” as used throughout this document may mean the business as a whole or a subsidiary, while the term “parent trust” refers only to Centerline Holding Company as a stand-alone entity.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

As of the date of this Amendment, our trustees and executive officers are as follows:

Name	Age	Offices Held	Independence	Year First Became Officer/Trustee	Term Expires

Jerome Y. Halperin	80	Managing Trustee	Independent	2003	2012
Robert L. Loverd	68	Managing Trustee	Independent	2003	2011
Robert A. Meister	69	Managing Trustee	Independent	2003	2010
Thomas W. White	72	Managing Trustee	Independent	2000	2012
Robert L. Levy	44	President, Chief Financial Officer and Chief Operating Officer	Non Independent	2006	2010
Andrew J. Weil	39	Executive Managing Director	Not applicable	2007	Not applicable

Trustees:

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

Robert L. Levy is a managing trustee and President, Chief Financial Officer and Chief Operating Officer of our Company.  Mr. Levy was appointed as Chief Financial Officer in November 2006 and was appointed our Chief Operating Officer and President in April 2010.  Mr. Levy directs the day-to-day operations of the Company and is also responsible for overseeing all of the Company’s business and operations.  Mr. Levy joined the Company in November of 2001 as the Director of Capital Markets.  From 1998 through 2001, Mr. Levy was a Vice President in the Real Estate Equity Research and Investment Banking Departments at Robertson Stephens, an investment banking firm in San Francisco.  Prior to 1998, Mr. Levy was employed by Prudential Securities in the Real Estate Equity Research Group and at the Prudential Realty Group, the real estate investment arm of the Prudential Insurance Company.  He received his Master’s in Business Administration from the Leonard N. Stern School of Business at New York University and his Bachelor of Arts from Northwestern University.

Other Executive Officers:

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

Manager

In connection with the Island Transactions (defined below), the Company and its subsidiary, Centerline Capital Group Inc. (“CCG”), entered into a management agreement, dated as of March 5, 2010 (the “Island Management Agreement”), with Island Centerline Manager LLC (the “Island Manager”), an entity owned and operated by a subsidiary of Island Capital Group LLC (“Island Capital”).  See “Island Manager” below.

In addition, our Company also retains CCG (and previously also retained) Centerline Affordable Housing Advisors LLC (“CAHA”) to manage our day-to-day affairs.  See “Centerline Managers” below.

The Management Agreement and the Amended and Restated Management Agreement (defined below) provide that the Island Manager and the Centerline Manager are to be supervised and overseen by our Board which has retained all policy making authority.

Island Manager

On March 5, 2010, the Company consummated a series of transactions with an affiliate of Island Capital and the Company’s creditors and preferred shareholders, restructured substantially all of its existing senior secured debt obligations, contingent liabilities, unsecured liabilities and other claims; and sold its real estate debt fund management and non-agency commercial mortgage loan servicing businesses to an affiliate of Island Capital (collectively, the “Island Transactions”).  As part of the Island Transactions, Island Capital indirectly acquired approximately 40% of the Company’s shares and the Company entered into a management agreement with Island Centerline Manager LLC (the “Island Manager”), an entity owned and operated by a subsidiary of Island Capital.  The agreement provides for an initial five year term and, subject to a fairness review of management fees, for successive one year renewal terms.  Pursuant to the agreement:

•	the Island Manager will provide executive management and strategic, restructuring and general advisory services to us; and

•
the Company will pay $5.0 million of advisory fees over the 12-month period beginning March 2010 for certain fund management review services.  In addition, during the term of the Island Management Agreement, the Company will pay a $5.0 million annual base management fee and an annual incentive fee based on EBITDA (as defined in the agreement).

The agreement provides each party with various rights of termination, which if exercised by us under certain circumstances would require the payment of a termination fee in an amount equal to three times the base and incentive fee earned during the previous year.

Executive Officers of CCG

As of the date of this Amendment, the sole executive officers of CCG were:

Name	Age	Office

Robert L. Levy	44	Executive Managing Director
Andrew J. Weil	39	Executive Managing Director

Biographical information with respect to Mr. Levy and Mr. Weil may be found under “Item 10.  Directors, Executive Officers and Corporate Governance”.

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

During the fiscal year ended December 31, 2009, our trustees, executive officers and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

Code of Conduct and Code of Ethics

We have adopted a Code of Business Conduct and Ethics as defined under the rules of the SEC that applies to our executive officers, trustees and employees.

We regularly monitor developments in the area of corporate governance and continue to enhance our corporate governance structure based upon a review of new developments and recommended best practices.  Our corporate governance materials, including our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Whistle Blower Policy (which is incorporated in our Code of Business Conduct and Ethics) and charters for the audit, compensation, and nominating and governance committees may be found on our website at http://www.centerline.com in the “Investor Relations” section (under “Corporate Governance”).  Copies of these materials are also available, free of charge, to shareholders upon written request to our Secretary, Centerline Holding Company, 625 Madison Avenue, New York, New York 10022.  Material amendments to and waivers from either, if any, will be disclosed in the Investor Relations section.

Nominations for trustees

There have been no material changes to the procedures by which security holders may recommend nominees to our Board since those procedures were described in the Proxy Statement for our 2009 annual meeting of the shareholders.

Audit Committee

We have a separately designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act.  The audit committee’s duties include the periodic review of our financial statements and meetings with our independent registered public accounting firm.  The ongoing administration of the Corporate Governance Guidelines and the Code of Business Conduct and Ethics for our Company is overseen by the audit committee.  The audit committee must have at least three members and be comprised solely of independent trustees.  The audit committee is currently comprised of Mr. Halperin (chair), Mr. White and Mr. Loverd.  Our Board has determined that all three committee members are independent within the meaning of the SEC rules and regulations.  In addition, our Board has determined that Mr. Halperin is qualified as an audit committee financial expert within the meaning of the SEC rules and regulations.  The Audit Committee held five meetings during the year ended December 31, 2009.

Item 11. Executive Compensation.

SUMMARY COMPENSATION TABLE

On March 5, 2010, CCG entered into an agreement (an “Employment Agreement Termination Agreement”) with each of the following named executive officers terminating each of their respective employment agreements: Marc D. Schnitzer (former Chief Executive Officer and President), Robert L. Levy (President, Chief Financial Officer and Chief Operating Officer), Andrew J. Weil (Executive Managing Director) and Paul G. Smyth (former Executive Managing Director).  Pursuant to each of the Employment Agreement Termination Agreements, each such named executive officer has continued to be employed by the Company on an at-will basis, except with respect to Mr. Smyth, who, as of March 5, 2010 became employed in the commercial real estate business acquired by Island Capital and Mr. Schnitzer who, as reported on our Current Report on Form 8-K filed with the SEC on April 13, 2010, retired on April 15, 2010.  As required by the SEC, the table below summarizes the total compensation paid or earned by each of the named executive officers for the fiscal years ended December 31, 2009, 2008 and 2007 (but only for 2009 and 2008 for Messrs. Smyth and Weil because they were not named executive officers in 2007).

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)

Marc D. Schnitzer	2009	$723,125	$22,289	$91,195	$--	$--	$--	$91,049	$927,658
Former Chief Executive Officer and President	2008	$599,327	$359,639	$282,397	$--	$--	$--	$237,881	$1,479,244
	2007	$622,769	$1,100,000	$3,792,250	$--	$--	$--	$368,177	$5,883,196

Robert L. Levy	2009	$398,760	$12,297	$50,785	$--	$--	$--	$31,259	$493,101
Chief Financial Officer and effective April 2010, Chief Operating Officer and President	2008	$303,750	$274,352	$160,024	$--	$--	$--	$81,050	$816,176
	2007	$336,058	$670,000	$253,663	$--	$--	$--	$172,028	$1,431,749

Paul G. Smyth	2009	$340,385	$202,016	$46,370	$--	$--	$--	$12,659	$601,430
Former Executive Managing Director	2008	$295,385	$442,793	$197,679	$--	$--	$--	$107,790	$1,043,647

Andrew J. Weil	2009	$373,846	$12,297	$68,681	$--	$--	$--	$12,659	$467,483
Executive Managing Director	2008	$373,846	$241,352	$188,263	$--	$--	$--	$99,708	$903,169

(1)
The amounts in column (d) in 2009, 2008 and 2007 include the payments to the named executive officer under a plan by which certain employees participate in the profits we realize from investment funds we sponsor (see “Centerline REIT Incentive Compensation Plans” above.)

(2)
The amounts in column (e) reflects the aggregate grant date fair value, as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation, of awards pursuant to the Company’s 1997 Amended and Restated Incentive Share Plan (the “1997 Plan”) and the Company’s 2007 Incentive Share Plan (the “2007 Plan”) (collectively, the “Incentive Share Plans”).

(3)	The amount shown in column (i) reflects for each named executive officer:

Name	Year	401(k) Matching Contributions	Long-term Disability and Other Insurance Benefits	Distributions with Respect to Non-vested Share Grants	Tax Preparation and Financial Planning	Automobile or Transportation Allowances	Referral Bonus	Total
Marc D. Schnitzer(1)	2009	$12,250	$4,799	$--	$49,000	$25,000	$--	$91,049
	2008	$11,500	$4,706	$128,175	$68,500	$25,000	$--	$237,881
	2007	$11,250	$1,677	$265,750	$64,500	$25,000	$--	$368,177

Robert L. Levy	2009	$12,250	$409	$--	$600	$18,000	$--	$31,259
	2008	$11,500	$316	$50,834	$400	$18,000	$--	$81,050
	2007	$11,250	$214	$142,564	$--	$18,000	$--	$172,028

Paul G. Smyth(2)	2009	$12,250	$409	$--	$--	$--	$--	$12,659
	2008	$11,500	$316	$95,974	$--	$--	$--	$107,790

Andrew J. Weil	2009	$12,250	$409	$--	$--	$--	$--	$12,659
	2008	$11,500	$316	$40,392	$--	$--	$47,500	$99,708

(1)	Retired on April 15, 2010.
(2)	Resigned effective March 5, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth summary information concerning outstanding equity awards held by each of the named executive officers as of December 31, 2009.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(3)	Market Value of Shares or Units of Stock That Have Not Vested(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Marc D. Schnitzer(1)	--	--	--	--	--	585,587	$58,559	--	--

Robert L. Levy	--	--	--	--	--	321,057	$32,106	--	--

Paul G. Smyth(2)	--	--	--	--	--	319,740	$31,974	--	--

Andrew J. Weil(3)	--	--	--	--	--	409,256	$40,926	--	--

(1)	Retired on April 15, 2010.
(2)	Resigned effective March 5, 2010.
(3)	All vested on March 5, 2010.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

As noted above, each named executive officer of the Company entered into an Employment Agreement Termination Agreement on March 5, 2005.  Prior to entering into such Employment Agreement Termination Agreements, each named executive officer was a party to an employment agreement that provided for severance payments and other benefits, including automatic vesting of unvested equity awards, if the executive’s employment is terminated on specified grounds.  As required by the SEC, the table below reflects the amount of compensation that would have been payable as of December 31, 2009 to the Chief Executive Officer and Chief Financial Officer of the Company, under such employment agreements, in the event such executive’s employment had been terminated prior to entering into the Employment Agreement Termination Agreement.  The amounts shown assume that such termination was effective as of December 31, 2009, and thus includes amounts earned through such time and are estimates of the amounts which would have been paid out to the executives upon their termination if their now terminated employment agreements were in effect.

Notes to Table of Potential Payments upon Termination of Employment (As Per Employment Agreements)

		Cash Severance Payment	Continuation of Medical/Welfare Benefits (present value)	Acceleration and Continuation of Equity Awards	Excise Tax Gross-Up

Marc D. Schnitzer	Termination Upon Death	●12 months of the Executive's then current salary ●100% of the amount of the Executive's most recently declared and paid Discretionary Bonus	Nothing	Any unvested restricted stock, promote units or options shall fully and immediately vest	No
	Termination Upon Disability	●12 months of the Executive's then current salary ●100% of the amount of the Executive's most recently declared and paid Discretionary Bonus	12 months or at the discretion of the Company, a cash payment can be made in lieu of such benefits	Any unvested restricted stock, promote units or options shall fully and immediately vest	No
	Termination with Cause or without Good Reason	●Nothing	Nothing	Nothing	No
	Termination without Cause or for Good Reason	●12 months of the Executive's then current salary ●100% of the amount of the Executive's most recently declared and paid Discretionary Bonus	12 months or at the discretion of the Company, a cash payment can be made in lieu of such benefits	Any unvested restricted stock, promote units or options shall fully and immediately vest	No
	Termination in Connection with a Change of Control (COC)	●24 months of the Executive's then current salary ●200% of the amount of the Executive's most recently declared and paid Discretionary Bonus	24 months or at the discretion of the Company, a cash payment can be made in lieu of such benefits	Any unvested restricted stock, promote units or options shall fully and immediately vest	Yes

Robert L. Levy	Termination Upon Death	●12 months of the Executive's then current salary ●100% of the amount of the Executive's most recently declared and paid Discretionary Bonus	Nothing	Any unvested restricted stock, promote units or options shall fully and immediately vest	No
	Termination Upon Disability	●12 months of the Executive's then current salary ●100% of the amount of the Executive's most recently declared and paid Discretionary Bonus	12 months or at the discretion of the Company, a cash payment can be made in lieu of such benefits	Any unvested restricted stock, promote units or options shall fully and immediately vest	No
	Termination with Cause or without Good Reason	●Nothing	Nothing	Nothing	No
	Termination without Cause or for Good Reason	●12 months of the Executive's then current salary ●100% of the amount of the Executive's most recently declared and paid Discretionary Bonus	12 months or at the discretion of the Company, a cash payment can be made in lieu of such benefits	Any unvested restricted stock, promote units or options shall fully and immediately vest	No
	Termination in Connection with a Change of Control (COC)	●24 months of the Executive's then current salary ●150% of the amount of the Executive's most recently declared and paid Discretionary Bonus	24 months or at the discretion of the Company, a cash payment can be made in lieu of such benefits	Any unvested restricted stock, promote units or options shall fully and immediately vest	No

Agreements Affecting Named Executive Officers

Set forth below is a summary of the Employment Agreement Termination Agreement with each of the named executive officers and of the employment agreements of the named executive officers as in effect prior to the termination of such employment agreement.

Employment Agreement Termination Agreement

As noted above, on March 5, 2010, CCG entered into an Employment Agreement Termination Agreement with each of the named executive officers terminating each of their respective employment agreements.  Pursuant to each of the Employment Agreement Termination Agreements, CCG paid each of the named executive officers consideration for the termination of his employment contract (“Employment Agreement Termination Consideration”), and each named executive officer will be entitled to a severance amount (“Potential Future Severance Payment”), in the event that such named executive officer is terminated within six months after the closing of the Island Transactions.  The Employment Agreement Termination Consideration and Potential Future Severance Payments are set forth below:

Named Executive Officer	Employment Agreement Termination Consideration	Potential Future Severance Payment
Marc D. Schnitzer	$100,000.00	$677,875	(1)
Robert L. Levy	$100,000.00	$134,769
Andrew J. Weil	$100,000.00	$255,692
Paul G. Smyth	$25,104.47	$108,365	(2)

(1)Mr. Schnitzer received an actual severance payment of $750,000 as described in our Current Report on Form 8-K filed with the SEC on March 21, 2010.
(2)Mr. Smyth did not receive a Potential Future Severance Payment.

Messrs. Levy and Weil have continued to be employed by the Company on an at-will basis.  Mr. Smyth is now employed in the commercial real estate business acquired by the Island Capital, and Mr. Schnitzer, as reported on our Current Report on Form 8-K filed with the SEC on April 13, 2010, retired on April 15, 2010.

Below is a description of the employment agreements of each of the named executive officers as in effect prior to the date those employment agreements were terminated:

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

Compensation Paid to Board Members

During 2009, each of our independent trustees received annual compensation at the rate of $80,000.  Mr. Loverd was paid an additional annual fee of $40,000 in consideration for his service as Lead Trustee of the Board.  In addition, the independent trustees received annual compensation for service on committees of the Board as set forth in the chart below.

Committee	Chair	Member

Audit	$25,000	$15,000
Compensation	$20,000	$12,000
Nominating and Governance	$15,000	$10,000
Investment	$10,000	$7,000
Finance	$10,000	$7,000
Oversight	$35,000	$35,000

Trustee compensation is currently payable in cash and Common Shares having an aggregate value, based on the fair market value at the date of issuance.  Trustees have the option of receiving all or a portion of their compensation in either Common Shares, cash or a combination thereof.

Trustee Summary Compensation Table

The table below summarizes the compensation paid by the Company to trustees for the fiscal year ended December 31, 2009.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name(1)	Fees Earned or Paid in Cash ($)	Shares Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert J. Dolan(2)	$53,500	$0	$--	$--	$--	$--	$53,500
Jerome Y. Halperin	$134,083	$0	$--	$--	$--	$--	$134,083
Robert L. Loverd	$193,489	$0	$--	$--	$--	$--	$193,489
Robert A. Meister	$131,583	$0	$--	$--	$--	$--	$131,583
Thomas W. White	$132,083	$0	$--	$--	$--	$--	$132,083

(1)   Mr. Schnitzer is not included in this table as he was a non-independent trustee and thus received no compensation for his services as trustee until he resigned from the Board in April 2010.  The compensation received by Mr. Schnitzer as an employee of the Company is shown in the Summary Compensation Table above.
(2)   Mr. Dolan resigned from the Board on June 23, 2009.

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

The amounts and percentages reported in the “Number of Voting Shares” and the “Voting Ownership Percentage” columns in each of the following two tables represent common shares (the “Common Shares”), the special preferred voting shares (the “Special Preferred Voting Shares”) and the special series A shares (the “Series A Shares”) beneficially owned by each person.  The Special Preferred Voting Shares are entitled to vote, on a one-for-one basis, on all matters subject to a vote of the holders of our Common Shares, but the Special Preferred Voting Shares are not convertible into our Common Shares.  Each owner of Special Preferred Voting Shares also owns a like number of Special Common Units (“SCUs”) issued by Centerline Capital Company LLC, one of our affiliates.  Each holder of SCUs has the right to exchange all or a portion of their SCUs for cash and to receive cash for any accrued but unpaid distributions for the quarterly period in which the exchange occurs.  We may instead exchange SCUs for Common Shares on a one-for-one basis.  However, a holder of SCUs is not deemed to beneficially own any Common Shares relating to their SCUs because SCUs may be exchanged for Common Shares only at our discretion.

In connection with the Island Transactions, the Board created the Series A Shares, a new class of shares of beneficial interest in the Company.  The Company adopted, upon approval of the Board, a certificate of designation creating 19,860,212 Series A Shares (the “Series A COD”), not all of which were issued in connection with the Island Transactions.  Each Series A Share is the equivalent of 15 Common Shares, on an as-converted basis, as to both voting and economic rights, but do not have any liquidation preferences or preferential dividend rights.

For the purposes of the following two tables, except as noted otherwise in the footnotes to the tables, the terms below are defined as follows:

•	“Total Common Shares” consist of 58,422,417 shares outstanding as of April 15, 2010 but exclude 695,223 Series A CRA Preferred Shares, which are convertible into 695,223 Common Shares;

•	“Series A Shares ” consist of the 19,324,622 shares of our Series A Shares outstanding as of April 15, 2010 which are convertible into 289,869,930 Common Shares;

•	“Special Preferred Voting Shares” consist of 12,731,465 shares of our Special Preferred Voting Shares outstanding as of April 15, 2010.

The following table provides information as of April 15, 2010 with respect to the persons who beneficially own more than 5% of our outstanding Common Shares or more than 5% of the aggregate of our Common Shares, Series A Shares and our Special Preferred Voting Shares (In accordance with SEC rules, some of the shares listed in the table below are deemed to be owned by more than one person (please refer to the footnotes to the table below)).

Name and Address	Amount and Nature of Beneficial Ownership of Common Shares		Percent of Common Shares Beneficially Owned(1)	Amount and Nature of Beneficial Ownership of Special Preferred Voting Shares		Number of Voting Shares	Voting Ownership Percentage(2)
C-III Initial Assets LLC(3) 717 Fifth Avenue New York, NY 10022	139,663,545		40.1%	--		139,663,545	38.7%
Related General II, L.P.(4) 60 Columbus Circle New York, NY 10023	685		*	10,194,400		10,195,085	2.8%
Related Special Assets LLC(5) 60 Columbus Circle New York, NY 10023	34,915,875		10.0%	--		34,915,875	9.7%
Stephen M. Ross 60 Columbus Circle New York, NY 10023	36,594,205	(6)	10.5%	10,194,400	(7)	45,788,605	12.9%
Jeff T. Blau 60 Columbus Circle New York, NY 10023	35,176,560	(8)	10.1%	10,234,400	(9)	45,410,960	12.6%
Bruce A. Beal 60 Columbus Circle New York, NY 10023	34,925,060	(10)	10.0%	10,194,400	(7)	45,119,460	12.5%
Weiss Multi-Strategy Advisers LLC One State Street Hartford, CT 06103	3,500,000		6.0%	--		2,929,600	*

*    Less than 1% of the outstanding Common Shares.
(1)   Calculated in accordance with Rule 13d-3.
(2)   Based on (i) Total Common Shares, (ii) Series A Shares, (iii) Special Preferred Voting Shares and (iv) with respect to each person’s percentage, the number of Common Shares such person has the right to acquire by option within 60-days.
(3)   C-III Initial Assets LLC owns 9,310,903 of the Series A Shares, which will automatically convert into 139,663,545 Common Shares upon adoption of the Trust Amendment (as defined below).  C-III Initial Assets LLC shares voting and dispositive power with respect to such shares with C-III Capital Partners LLC, Island C-III Manager LLC, Anubis Advisors LLC, Island Capital Group LLC and Andrew L. Farkas.
(4)   Related General II, L.P. is owned by The Related Companies L.P. (“TRCLP”).  Mr. Ross owns approximately 62% of TRCLP, Mr. Blau owns approximately 18% of TRCLP, and Bruce A.  Beal owns approximately 10% of TRCLP.
(5)   Related Special Assets, LLC owns an option to purchase 2,327,725 Series A Shares that will automatically convert into an option to purchase 34,915,875 Common Shares upon adoption of the Trust Amendment (as defined below).  Mr. Ross shares voting and dispositive power with respect to such shares with Mr. Blau and Bruce A. Beal, as the terms of Related Special Assets’ operating agreement require that its investment and voting decisions must be unanimously approved by a committee of three persons, currently consisting of Mr. Ross, Mr. Blau and Mr. Beal.
(6)   Includes direct beneficial ownership of 877,645 shares of Common Shares, direct beneficial ownership of an option to purchase 800,000 Common Shares exercisable within 60 days, indirect beneficial ownership of 34,915,875 Common Shares that could be acquired upon the exercise of the option held directly by Related Special Assets LLC (See Note (5)), and indirect beneficial ownership of 685 Common Shares owned by Related General II, L.P. (See Note (4)). In connection with the Island Transactions, the option to purchase 800,000 Common Shares will expire on May 20, 2010.
(7)   Includes indirect voting and dispositive power with respect to 10,194,400 Special Preferred Voting Shares held directly by Related General II, L.P.
(8)   Includes direct beneficial  ownership of 260,000 shares of Common Shares, indirect beneficial ownership of 34,915,875 Common Shares that could be acquired upon the exercise of the option held directly by Related Special Assets LLC (See Note (5)), and indirect beneficial ownership of 685 Common Shares owned by Related General II, L.P. (See Note (4)).
(9)   Includes direct voting and dispositive power with respect to 40,000 Special Preferred Voting Shares held directly by Mr. Beal and indirect voting and dispositive power with respect to 10,194,400 Special Preferred Voting Shares held directly by Related General II, L.P.
(10) Includes direct beneficial  ownership of 8,500 shares of Common Shares, indirect beneficial ownership of 34,915,875 Common Shares that could be acquired upon the exercise of the option held directly by Related Special Assets LLC (See Note (5)), and indirect beneficial ownership of 685 Common Shares owned by Related General II, L.P. (See Note (4)).

The following table provides information as of April 15, 2010 with respect to the beneficial ownership of our Common Shares and Special Preferred Voting Shares by our trustees, our named executive officers and our executive officers and trustees as a group.

Name and Title	Amount and Nature of Beneficial Ownership of Common Shares		Percent of Common Shares Beneficially Owned(1)	Amount and Nature of Beneficial Ownership of Special Preferred Voting Shares	Number of Voting Shares	Voting Ownership Percentage(2)

Marc D. Schnitzer Former Managing Trustee, Chief Executive Officer and President	435,709	(3)	*	864,229	1,299,938		*

Robert L. Levy Managing Trustee, President, Chief Financial Officer and Chief Operating Officer	212,457		*	--	212,457	*

Jerome Y. Halperin Managing Trustee (independent trustee)	52,616		*	--	52,616	*

Robert L. Loverd Managing Trustee (independent trustee)	75,587		*	--	75,587	*

Robert A. Meister Managing Trustee (independent trustee)	81,535		*	--	81,535	*

Thomas W. White Managing Trustee (independent trustee)	21,372		*	--	21,372	*

Paul G. Smyth Former Executive Managing Director	208,546		*	--	208,546	*

Andrew J. Weil Executive Managing Director	221,399	(4)	*	73,136	294,535	*

All Executive Officers and Trustees of the Company as a group (8 persons)	1,309,221		2.2%	937,365	2,246,586	*

*    Less than 1% of the outstanding Common Shares.
(1)   Based on Total Common Shares.
(2)   Based on Total Common Shares plus (i) Series A Shares and (ii) Special Preferred Voting Shares.
(3)   This total does not include 864,229 SCUs owned by Marc Associates, LP, of which Mr. Schnitzer owns 100%.
(4)   This total does not include 73,136 SCUs owned directly by Mr. Weil.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review and Approval of Related Person Transactions

The nominating and governance committee of our board of trustees (and from time to time subcommittees created by the independent trustees) reviews, monitors and approves, among others, any transactions by us in which a trustee or officer of us, CAHA, or any of CAHA’s affiliates has a direct or indirect personal interest.  The charter of our nominating and governance committee contains the written policy requiring the committee’s review of the related person transactions.  In connection with the Island Transaction, we entered into a new management agreement with Centerline Island Manager LLC (the “Island Manager”) and a new consulting agreement with an affiliate of TRCLP (see “Management and Servicing Agreements –Island Manager” and “Other Affiliated Transactions – The Related Companies, L.P.”, below).  Any matters that arise between us and the Island Manager under that agreement will also be reviewed by the nominating and governance committee.  Our legal staff is primarily responsible for the development and implementation of processes and controls to obtain information from the trustees and executive officers with respect to related person transactions and for then determining, based on the facts and circumstances, whether we or a related person has a direct or indirect material interest in the transaction.

During the year ended December 31, 2009 (and more recently with respect to the Island Transactions), we had certain relationships with our manager and our other affiliates as detailed below, and we expect we will continue to have such or similar relationships in the future.

Management and Servicing Agreements

Island Manager

On March 5, 2010, the Company consummated a series of transactions with an affiliate of Island Capital and the Company’s creditors and preferred shareholders, restructured substantially all of its existing senior secured debt obligations, contingent liabilities, unsecured liabilities and other claims, and sold its real estate debt fund management and non-agency commercial mortgage loan servicing businesses to an affiliate of Island Capital.  As part of the Island Transactions, Island Capital indirectly acquired approximately 40% of the Company’s shares and the Company entered into a management agreement with Island Manager, an entity owned and operated by a subsidiary of Island Capital. The agreement provides for an initial five year term and, subject to a fairness review of management fees, for successive one year renewal terms.  Pursuant to the agreement:

•	the Island Manager will provide executive management and strategic, restructuring and general advisory services to us; and

•
the Company will pay $5.0 million of advisory fees over the 12-month period beginning March 2010 for certain fund management review services.  In addition, during the term of the Island Management Agreement, the Company will pay a $5.0 million annual base management fee and an annual incentive fee based on EBITDA (as defined in the agreement).

The agreement provides each party with various rights of termination, which if exercised by us under certain circumstances would require the payment of a termination fee in an amount equal to three times the base and incentive fee earned during the previous year.

CCG and CAHA

The Company and its subsidiaries operate their day-to-day activities utilizing the services and advice provided by the Company’s subsidiary, CCG (and formerly CAHA), subject to the supervision and review of the Company’s board of trustees and the Company’s subsidiaries’ board of trustees, or directors, as applicable.  Although the Company’s board of trustees and each board of trustees, or directors, of the Company’s subsidiaries has continuing exclusive authority over the respective entity’s management, affairs and disposition of assets, the Company’s board of trustees, and the board of trustees or directors of the Company’s subsidiaries, as applicable, has delegated to CAHA and CCG the power and duty to perform all of the asset management and investment services required to run our day-to-day operations.  Post-Island Transaction, CCG will also benefit from assistance from the Island Manager under the Island Management Agreement.

The terms of the Company’s and the Company’s subsidiaries’ prior management agreements with CAHA and CCG ended on November 17, 2008 (although the Company has continued to operate in accordance with such agreements).  In April 2010, the Company simplified the structure of the management agreements with its affiliates, and pursuant to an Amended and Restated Management Agreement, and CAHA assigned its rights and obligations to CCG.

Under the Amended and Restated Management Agreement, CCG is entitled to receive reimbursement of all costs incurred by CCG in performing services for the Company plus an amount equal to a market-based percentage, as jointly determined from time to time by the Company and CAHA.  The Amended and Restated Management Agreement may be renewed, subject to evaluation and approval by the relevant entity’s board of trustees or directors, as applicable.  The Amended and Restated Management Agreement may be terminated:

(i)	with or without cause by CCG at any time, or

(ii)	for cause the applicable entities’ board, in each case without penalty and each upon 60 days’ prior written notice to the non-terminating party.

Under the Amended and Restated Management Agreement, CCG will operate solely the day-to-day activities of the Company and will work with and support the Island Manager, subject to the supervision and review of the Board and the Company’s subsidiaries’ board of trustees, or directors, as applicable.

Other Affiliated Transactions

Transaction with Island

In July 2009, the Company entered into an authorization agreement (the “Authorization Agreement”) with an affiliate of Island pursuant to which the Company authorized Island to negotiate with our creditors and other claimants for a restructuring and settlement of our debt and certain components of our equity.  The execution of the Authorization Agreement followed an indication of interest by Island to potentially submit a proposal to engage in a merger or similar transaction with Centerline.  On March 5, 2010, the Company’s Board of Trustees approved and the Company entered into a series of transactions in connection with the Authorization Agreement the Company had signed with Island.  A summary of these transactions follows.

Sale of Commercial Real Estate Assets

The Company sold certain assets within the Company’s Commercial Real Estate group and the subsidiary that constituted the Company’s Portfolio Management group to C-III Capital Partners LLC, a subsidiary of Island (“C-III”).  The assets sold include:

•	The Company’s co-investment, management interests in and loans receivable from the CMBS Fund II and CMBS Fund III and High-Yield Debt Fund Partnerships;

•	The Company’s CMBS and retained CMBS certificate investments;

•	The Company’s loan to AMAC and the Company’s co-investment and management interests in Centerline Urban Capital LLC;

•	The member interest of the Company’s Centerline Servicing LLC (formerly “Centerline Servicing Inc.”) subsidiary;

•
The Company’s rights and obligations under collateral management agreements with respect to (1) two collateralized debt obligations (“CDO”s) in which the High-Yield Debt Fund Partnership invests and (2) AMAC’s CDO; and

•	Servicing assets with respect to CMBS re-securitization transactions.

In connection with the Island Transactions, the Board created the Series A Shares, a new class of shares of beneficial interest in the Company.  The Company adopted, upon approval of the Board, a certificate of designation creating 19,860,212 Series A Shares, not all of which were issued in connection with the Island Transactions.  Each Series A Share is the equivalent of 15 Common Shares, on an as-converted basis, as to both voting and economic rights, but do not have any liquidation preferences or preferential dividend rights.

Proceeds of the transactions, including the sale and share issuance detailed above, totaled $110.0 million, comprised of:

•
$50.0 million in cash, including $33.9 million paid to us, $3.0 million of cash paid to third parties on the Company’s behalf, $3.1 million withheld by purchaser relating to certain assumed liabilities and $10.0 million placed in escrow; and

•	C-III’s assumption of $60.0 million of debt from the Company’s Term Loan and Revolving Credit Facility.

Debt Restructuring

On March 5, 2010, the Company and CCG amended and restated their obligations under its revolving credit and term loan agreement (the “Prior Credit Agreement”) by entering into a Second Amended and Restated Revolving Credit and Term Loan Agreement (the “Amended Credit Agreement”), dated as of March 5, 2010.  Prior to the Amended Credit Agreement with the lenders, the Company amended the Prior Credit Agreement to extend the maturity date of the Term Loan.  In February 2010, the Company repaid the term loan portion of the Prior Credit Agreement (a total of approximately $2.6 million).  The terms of the Company’s new Amended Credit Agreement include the following changes from the previous facility:

•	The termed-out portion of the Company’s Revolving Credit Facility ($208.0 million at December 31, 2009) was reduced by $70.5 million from the following sources:

o	$60.0 million assumed by C-III;

o	$5.0 million assumed by an affiliate of TRCLP (see The Related Companies L.P. below); and

o	$5.5 million the Company repaid at the time of the restructuring;

•
The remaining balance of the termed-out portion of the Revolving Credit Facility ($137.5 million) is now a term loan (“Term Loan”) which matures in March 2017 with an interest rate of 3.0% over either the prime rate or LIBOR (at the Company’s election).  There are no scheduled repayments until December 2011.  Beginning at that time, the Company must repay $3.0 million per quarter until maturity;

•
The revolving credit facility (the “Revolving Credit Facility”) portion with a total capacity of $37.0 million, to be used for investments in LIHTC property investments or for working capital purposes.  As of March 31, 2010, $12.0 million in letters of credit were issued under the Revolving Credit Facility.  Once terminated, the amount of the Revolving Credit Facility associated with these letters of credit cannot be redrawn.  The Revolving Credit Facility matures in March 2015, bearing interest at 3.0% over either the prime rate or LIBOR (at the Company’s election);

•
The facility has customary financial covenants, but excludes certain provisions that had been in the previous facility such as required asset sales and repayments based on specific cash flow streams.  The financial covenants are not effective immediately; and

•
The new Term Loan and Revolving Credit Facility agreement contains restrictions on distributions.  Under the agreement the Company is generally not permitted to make any distributions except for preservation of REIT status and to the holders of the Centerline Equity Issuer Trust preferred shares.

Equity Restructuring

The Company issued a total of 19.3 million Series A Shares, a new class.  Most of the shares included in the Company’s classification of “Redeemable Securities” and all of the shares included in “Convertible CRA Shares” were converted into 14.1 million of these shares.  In connection with the sale of assets detailed above, C-III purchased 4.1 million of these shares.  In connection with restructuring our credit intermediation agreements, we issued 1.2 million Series A Shares to Natixis.

C-III also purchased from TRCLP the 5.2 million Series A Shares that TRCLP received upon conversion of its redeemable securities (included in the 14.1 million noted above) and, as a result, C-III owns 9.3 million of the shares.

Each new Series A Share is equivalent to 15 Common Shares on an as-converted basis as to both voting and economic rights.  These shares will automatically convert into Common Shares upon the approval of an amendment of our Trust Agreement to increase the number of our authorized shares (the “Trust Amendment”).

The Company also created another new series of shares (Series B Special Shares), none of which were issued in connection with our Tax Benefits Preservation Plan.

Prior to entering into the Authorization Agreement, our Board of Trustees formed an oversight committee comprised entirely of independent trustees to oversee the strategic alternatives review process.  The oversight committee consulted with its financial and legal advisors throughout the process. The Oversight Committee determined that the recapitalization, restructuring and the disposition transactions, as well as the proposed management agreement with Island, were in the best interests of the Company and its shareholders, unanimously recommended their approval to  our Board of Trustees. Our Board of Trustees unanimously approved the transactions and management agreement.

Lock-Up Agreements and Tax Benefits Preservation Plan

The Company entered into lock-up agreements with TRCLP, Wells Fargo Bank, NA, Bank of America, NA, and Natixis pursuant to which they agreed to certain transfer and other restrictions with respect to their Centerline equity interests.  The Company’s Board of Trustees adopted a rights plan (the “Rights Plan”), all of which are intended to preserve the utilization of the Company’s net operating loss carry forwards.  Use of these carry forwards could be jeopardized if the Company were to have a “change in control” as defined by the Internal Revenue Code of 1986, as amended.

Pursuant to the Rights Plan, all existing Common Shares, Series A Shares, the special preferred voting shares and those redeemable securities that did not convert to Series A Shares are entitled to purchase rights.  The Common Shares and remaining redeemable securities as entitled to one right each and the new Series A Shares are entitled to 15 rights each, commensurate with their conversion ratio to Common Shares.  Each purchase right to Series B Special Shares (the “Series B Shares”) will entitle the holder to purchase one one-millionth of a Series B Share at $0.66 per one one-millionth of a Series B Share, both subject to anti-dilution adjustment.

The rights would only be distributed if certain events were to happen that could lead to a “change in control” and would be exercisable upon distribution.  Until a right is distributed and exercised, it provides no incremental economic or voting rights to the associated shares.

Each Series B Share purchased upon the exercise of the rights would be entitled to preferential quarterly distributions and preferential payment in the event of liquidation, dissolution or winding up of the Company.  Each Series B Share would have 1,000,000 votes and would vote together with the shares of beneficial interest of the Company.  Finally, in the event of any merger, consolidation or other transaction in which shares of beneficial interest are exchanged, each Series B Share would be entitled to receive 1,000,000 times the amount received per Common Share.  Series B Shares would not be redeemable.

The rights plan is intended to deter any potential acquirer of shares issued by the Company from acquiring shares which might result in a loss of centerline’s net operating loss carry forwards, and accordingly, the rights plan may never be triggered.

Relationships with AMAC

Through the Company’s subsidiaries, the Company manages the operations of American Mortgage Acceptance Company (“AMAC”), a publicly-traded REIT, and originated loans on its behalf.  The Company invested in AMAC and loaned amounts to assist in its growth and to refinance debt as necessary to protect the Company’s invested interests and the cash flow streams the Company’s management contract generated.  The Company wrote down most of the amounts invested due to the impact of the economy on AMAC’s operations.  The Company sold the loan as part of the Island Transactions, but the Company will continue to manage it until its bankruptcy filing.  One of the Company’s executives, Mr. Levy, serves as chief executive officer, chief financial officer and a managing trustee for AMAC.

In addition, the Company owns 0.6 million Common Shares (6.9% of the class) and 0.3 million shares of its 7.25% Series A Cumulative Convertible Preferred Shares (41.2% of the class) of AMAC.  The Company accounts for this investment utilizing the equity method as the Company can exercise significant influence over AMAC’s financial and operating policies via the Company’s advisory agreement.

During 2008, the Company purchased mortgage revenue bond investments with a principal amount of $4.5 million from AMAC for a purchase price of $2.0 million.

The Company also extended a revolving credit facility to AMAC, with a maximum capacity of $80.0 million.

The Company stopped recording equity losses related to its operations in the fourth quarter of 2008 and recorded an impairment charge in the third quarter of 2008 for the loan the Company had provided.  That charge was determined based upon the Company’s estimate of amounts the Company could realize by recovering assets upon the liquidation, which has not yet occurred.  During 2009, several of those assets lost their value, primarily due to defaults by AMAC, and the Company recorded an additional impairment charge of $5.3 million.  Additionally, the Company recorded a charge to reduce the Company’s investment in AMAC shares to zero, ceased accruing asset management fees receivable and wrote off the remaining balance of the intangible asset associated with the management agreement.

Prior to the Island Transactions, the Company served as the collateral manager for AMAC’s $400.0 million CDO and serviced all of the loans in AMAC’s investment portfolio, performing all primary and special servicing functions.  Pursuant to the servicing agreement, the Company received fees from AMAC based on the dollar amount of loans the Company serviced.  Since the Company collected these fees prior to any amounts being remitted to AMAC, the Company continued to recognize these fees as income, through the date of the Island Transactions.

In March 2010, the Company sold the loan and the collateral management contract, but the Company will continue to manage AMAC until approval of a bankruptcy plan.

On April 26, 2010, AMAC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (Case No. 10-12196).

Prior to the Island Transactions, Centerline Real Estate Special Situations Mortgage Fund LLC (“CRESS”) entered into a co-investment agreement with AMAC whereby both participated in investment opportunities originated by the Company’s subsidiaries and that met mutual investment criteria.  A portion of CRESS’ 2008 and 2007 investments were made pursuant to this agreement.  During 2008, CRESS also purchased investments with a principal amount of $33.4 million from AMAC for a purchase price of $31.7 million, in a manner consistent with transactions with independent third parties.  The Company’s ownership interest in CRESS was sold to Island in connection with the Island Transactions.

The Related Companies L.P.

Investments made by the funds and other entities the Company manages (including AMAC) included investments in properties developed by The Related Companies L.P. the “TRCLP”), a company controlled by the Company’s former Chairman Stephen Ross, if they met the investment criteria of those entities, subject to the Company’s underwriting standards.  The nominating and governance committee of the Company’s Board of Trustees reviewed such related parties investments.  The Company considered these investments for the Company’s managed entities based on the Company’s long standing business relationship with TRCLP and the alignment of their development portfolio with the investment objectives of the Company’s managed entities.

In January 2008, an affiliate of TRCLP purchased the entire class of the Company’s 11% Cumulative Convertible Preferred Shares, Series A-1 Shares (the “Preferred Shares”) in a private placement.  The issuance of the shares was a condition to obtaining the credit facility into which the Company entered at the time the Company re-securitized the Company’s mortgage revenue bond portfolio.  While other buyers were considered for the share issuance, the terms desired by those parties would have resulted in a significantly higher cost of capital.

In March 2008, the Company commenced a rights offering that entitled shareholders to purchase these shares, with the TRCLP affiliate retaining all shares not purchased as part of the rights offering.  The rights offering concluded in April 2008; shareholders purchased 0.4 million shares for $4.4 million and the Company redeemed the same number of shares from the TRCLP affiliate.

In March 2010, TRCLP, in its capacity as the holder of 10,843,492 (approximately 97%) of the Preferred Shares consented to (i) the amendment and restatement of the certificate of designation of the Preferred Shares (the “11.0% COD”) to, among other things, (x) reduce the dividend rate payable to TRCLP from 11% to 9.5% and (y) increase the conversion price of the Preferred Shares to effectuate the settlement of certain litigation and then (ii) the reclassification of the Preferred Shares into Series A Shares by means of an amendment to the 11.0% COD that amends the 11.0% COD in its entirety as provided in the Series A COD.

In connection with the transactions, all of the 11% Preferred Shares were converted to Series A Shares on a pro rata basis, based on the original issuance price paid for such 11% Shares, and TRCLP then sold the Series A Shares which it held to C-III.  In addition, an affiliate of TRCLP incurred $5.0 million of the debt under the Company’s Term Loan and Revolving Credit Facility in connection with a consulting and advisory agreement the Company entered into with the TRCLP affiliate (the “TRCLP Consulting Agreement”).

Pursuant to the TRCLP Consulting Agreement, TRCLP will perform certain consulting and advisory services, TRCLP will have a right to information with respect to the future sale of interests held by Tax Credit Fund Partnerships in certain property partnerships and have a right to bid on certain of such interests or properties on market terms if they become available for sale.  Under certain circumstances, if the Company were to terminate the agreement with TRCLP, the Company would be liable for any unpaid amount of the $5.0 million debt assumed by the TRCLP affiliate.

A subsidiary of TRCLP earned fees for performing property management services for various properties held in Tax Credit Fund Partnerships the Company manages.  During the year ended December 31, 2008, Tax Credit Fund Partnerships that the Company consolidates provided equity financing to properties developed by a subsidiary of TRCLP.  CRESS funded an additional $8.3 million on two loans secured by properties developed by TRCLP, with no additional future funding obligations.

During 2009 and 2008, CRESS, AMAC and CUC recorded impairment charges pertaining to properties developed by TRCLP.  In November 2008, TRCLP informed the Company that two of its developments (Snowmass Village and City North) were being significantly impacted by current economic conditions such that both projects would likely require significant financial restructuring.  This means that the mezzanine loans held by AMAC and CRESS are compromised in value.  CRESS holds aggregate mezzanine loans in the amount of $23.6 million secured by interests in the entity which owns the City North project and aggregate mezzanine loans in the amount of $43.5 million secured by the interests in the entity which owns the Snowmass project.  AMAC also holds mezzanine loans related to these properties (aggregate of $50.7 million) and CUC has an equity investment in the City North development ($18.0 million).  Based on the Company’s discussions with TRCLP, senior lenders and third party experts, the Company has determined that the investments related to City North and Snowmass have no residual value and that the likelihood of recoveries related to Snowmass is limited.  As a result:

•
CRESS recorded aggregate impairment charges of $3.3 million in 2009, of which the Company’s proportionate share is $0.2 million and of $63.9 million in 2008, of which the Company’s proportionate share is $3.2 million.

•	CUC recorded an impairment charge of $18.0 million in 2008 of which the Company’s proportionate share is $0.5 million.

•
AMAC recorded aggregate impairment charges of $50.7 million in 2008, which is one of the factors in determining the estimated recovery amount for the revolving credit facility the Company had extended (see above).

During 2008, an affiliate of TRCLP provided over 14.0% of the tax credit properties for which the Company arranged equity financing.

Co-investment in CUC

CUC is an investment fund with CalPERS as majority investor, focusing on investments in multifamily properties in major urban markets.  The Company’s membership interest includes a co-investment obligation amounting to 2.5% of capital invested.  Remaining funding commitments under this obligation are insignificant.  In March 2010, the Company sold the Company’s membership interest.

Fund Advances Related to Property Partnerships

The Company loaned monies to certain Tax Credit Fund Partnerships to allow them to provide financial support to property partnerships in which they invest.  The Company expects the Tax Credit Fund partnerships will repay those loans from the release of reserves, proceeds from asset sales and other operating sources.

CMBS Fund Partnerships

Along with other investors in one of the CMBS Fund Partnerships, during the first quarter of 2008 the Company loaned CMBS Fund III $22.3 million to allow it to repay repurchase financing.  The loan bears interest at a fixed rate of 14.0% and is due in February 2010, although the lenders (excluding the Company) may elect to extend the loans for up to two additional years.  Additionally, the Company had loaned other monies to the fund, of which $4.8 million was outstanding as of December 31, 2009, and the Company had a receivable from the fund for the cost of termination of swap that the Company had entered into on CMBS Fund III’s behalf with a remaining balance of $12.2 million on that date.

In March 2010, in connection with the Island Transactions, the Company sold the Company’s co-investments in CMBS Funds II and CMBS Funds III and the $22.3 million loan receivable from CMBS Fund III.

The remaining amounts due the Company have been subordinated to full repayment of CMBS Fund III’s obligations under all loans made by CMBS Fund III investors aggregating $336.6 million (inclusive of the $22.3 million loan).

Consolidated Fund Partnerships

Substantially, all fund origination revenues in the Affordable Housing group are received from Tax Credit Fund Partnerships originated and managed by the Company; of which many comprise the partnerships that the Company consolidates.  While the Company’s affiliates hold equity interests in the investment funds’ general partner and/or managing member/advisor, the Company has no direct investments in these entities, and the Company does not guarantee their obligations.  The Company has agreements with these entities to provide ongoing services on behalf of the general partners and/or managing members/advisors and the Company receives all fee income to which these entities are entitled.

Arrangements with Executive Officers

Mr. Levy and Mr. Weil hold the equity interests in certain entities with respect to which the Company will serve and may in the future serve, as the non-equity manager and be entitled to receive economic benefits related to such equity ownership.

Prior to the Island Transactions, certain employees, including the named executive officers, participated in a pool of profits, or promotes, earned by Centerline REIT, Inc., which the Company refers to, together with its parent Centerline Investors I, LLC and its subsidiaries, as Centerline REIT, and certain of its subsidiaries that sponsor and manage funds that invest in high-yield real estate investments.  During 2009, Mr. Schnitzer received $22,289, Mr. Levy received $12,297, Mr. Smyth received $202,016, and Mr. Weil received $12,297 in connection with their promote participation in Centerline REIT.  Upon occurrence of the Island Transactions, the Company terminated all of the CMBS promote plans except with respect to CMBS Fund II, which is now dependent upon future profits generated by C-III above an established benchmark.

Trustee Independence

Our Board has adopted a formal set of Categorical Standards for Determining Trustee Independence (the “Categorical Standards”) with respect to the determination of trustee independence.  In accordance with these Categorical Standards, a trustee must be determined to have no material relationship with our Company other than as a trustee.  The Categorical Standards specify the criteria by which the independence of our trustees will be determined, including strict guidelines for trustees and their immediate families with respect to past employment or affiliation with the Company or its independent registered public accounting firm. The Categorical Standards also limit commercial relationships of all trustees with the Company. All trustees are required to deal at arm’s length with the Company and its subsidiaries and to disclose any circumstance that might be perceived as a conflict of interest.  These Categorical Standards were adopted when our Common Shares were listed on the NYSE, and they meet the listing standards of the NYSE.  We continue to adhere to the NYSE standards even though our shares are no longer traded on the NYSE. We continue to adhere to these standards even though our shares are no longer traded on the NYSE.

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

As a result of this review, the Board affirmatively determined that Mr. Halperin, Mr. Loverd, Mr. Meister and Mr. White are independent of the Company and its management under the criteria set forth in the Categorical Standards.  In making these determinations, the Board considered that, in the ordinary course of business, transactions may occur between the Company and its subsidiaries and the trustees, or companies or institutions at which some of our trustees are or have been officers. In each case, the amount of transactions from these companies in each of the last three years did not exceed the thresholds set forth in the Categorical Standards.

Item 14.  Principal Accounting Fees and Services.

Fees Paid to Independent Registered Public Accounting Firm

The following table presents fees for professional audit services rendered by Deloitte and Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte”) for the audit of our financial statements for the years ended December 31, 2009 and December 31, 2008, and fees for other services rendered by Deloitte during those periods.

	2009	2008
Audit Fees(a)	$4,435,850	$4,500,575
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees(b)	--	60,000
Total	$4,435,850	$4,560,575

(a)    Fees for audit services billed for 2009 and 2008 consisted of the audit of our annual financial statements and internal controls, reviews of our quarterly financial statements, comfort letters, consents and other services related to SEC matters.
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

PART IV
Item 15.	Exhibits, Financial Statement Schedules.
(a)(3)	Exhibit Index:
Exhibit Number	Description of Document
	31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTERLINE HOLDING COMPANY

(Registrant)

Date:	April 30, 2010	By:	/s/ Robert L. Levy
Robert L. Levy President, Chief Operating Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

CENTERLINE HOLDING COMPANY

(Registrant)

Date:	April 30, 2010	By:	/s/ Robert L. Levy
Robert L. Levy President, Chief Operating Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of us and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Robert L. Levy
Robert L. Levy	Managing Trustee and President	April 30, 2010

/s/ Jerome Y. Halperin
Jerome Y. Halperin	Managing Trustee	April 30, 2010
/s/ Robert L. Loverd
Robert L. Loverd	Managing Trustee	April 30, 2010
/s/ Robert A. Meister
Robert A. Meister	Managing Trustee	April 30, 2010
/s/ Thomas W. White
Thomas W. White	Managing Trustee	April 30, 2010

*	/s/ Robert L. Levy
Robert L. Levy
Attorney-in-fact