Form 10-Q
period 2010-03-31
CENTERLINE HOLDING CO
filed 2010-05-17
CIK 1043325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

______________

FORM 10-Q

______________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 7, 2010, there were 58.4 million outstanding shares of the registrant’s common shares of beneficial interest.

Table of Contents

CENTERLINE HOLDING COMPANY

FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and cash equivalents	$117,673	$88,853
Restricted cash	22,500	11,476
Investments:
Available-for-sale (Note 7)	512,514	489,767
Equity method (Note 8)	385	530
Other (Note 9)	47,343	39,037
Investments in and loans to affiliates, net (Note 26)	13	1,982
Goodwill and intangible assets, net (Note 10)	169,296	171,044
Deferred costs and other assets, net (Note 11)	102,308	100,460
Consolidated partnerships (Note 12):
Investments:
Available-for-sale	4,999	5,109
Equity method	3,608,081	3,571,323
Land, buildings and improvements, net	638,768	571,520
Other assets	301,757	298,528
Assets of discontinued operations (Note 2)	406	653,897
Total assets	$5,526,043	$6,003,526
LIABILITIES AND EQUITY
Liabilities:
Notes payable (Note 13)	$201,480	$249,764
Financing arrangements and secured financing (Note 14)	611,917	585,528
Accounts payable, accrued expenses and other liabilities (Note 15)	226,334	343,696
Preferred shares of subsidiary (subject to mandatory repurchase)	128,500	128,500
Consolidated partnerships (Note 16):
Notes payable	175,766	155,810
Due to property partnerships	179,018	209,868
Other liabilities	267,534	226,391
Liabilities of discontinued operations (Note 2)	838	1,588,054
Total liabilities	1,791,387	3,487,611
Redeemable securities (Note 17)	12,060	332,480
Commitments and contingencies (Note 28)
Equity:
Centerline Holding Company beneficial owners’ deficit:
Convertible CRA preferred shares; no par value; 519 shares issued and outstanding in 2009	--	(1,235)
Special preferred voting shares; no par value; 12,731 shares issued and outstanding in 2010 and 2009	127	127
Special Series A Shares (19,325 shares issued and outstanding in 2010)	129,692	--
Common shares; no par value; 160,000 shares authorized; 64,941 issued and 58,422 outstanding in 2010 and 57,881 issued and 53,820 outstanding in 2009	183,229	(104,054)
Treasury shares of beneficial interest – common, at cost; 7,060 shares in 2010 and 4,061 shares in 2009	(65,764)	(65,351)
Accumulated other comprehensive income (loss) (Note 18)	11,845	(1,007,837)
Centerline Holding Company total	259,129	(1,178,350)
Non-controlling interests (Note 19)	3,463,467	3,361,785
Total equity	3,722,596	2,183,435
Total liabilities and equity	$5,526,043	$6,003,526

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Interest income	$12,608	$13,860
Fee income	7,133	7,345
Other	4,954	3,154
Consolidated partnerships (Note 22):
Interest income	419	1,599
Rental income	26,426	18,635
Other	1,072	32
Total revenues	52,612	44,625
Expenses:
General and administrative (Note 20)	64,143	24,549
(Recovery) provision for losses, net (Note 20)	(112,496)	2,420
Interest	12,788	12,793
Interest – distributions to preferred shareholders of subsidiary	2,320	4,724
Depreciation and amortization	6,465	10,439
Loss on impairment of assets (Note 21)
Total Other-than-temporary impairment	22,409	8,563
Less: amount recognized in other comprehensive loss	--	--
Net impairment reflected in operations	22,409	8,563
Consolidated partnerships (Note 22):
Interest	6,319	1,953
Other expenses	53,303	32,300
Total expenses	55,251	97,741
Income (Loss) before other income	(2,639)	(53,116)
Other income (loss):
Equity and other loss, net	(134)	(6,915)
Gain on settlement of liability	25,253	--
Gain from repayment or sale of investments, net	2,191	571
Other losses from consolidated partnerships (Note 22)	(90,806)	(115,839)
Loss from continuing operations before income tax expense (benefit)	(66,135)	(175,299)
Income tax provision – continuing operations	(393)	(78)
Net loss from continuing operations	(66,528)	(175,377)
Discontinued operations (Note 2):
Income (loss) from discontinued operations before income taxes	140,293	(153,058)
Gain on sale of discontinued operations, net	20,500	--
Income tax provision – discontinued operations	(531)	(37)
Net (income) loss from discontinued operations	160,262	(153,095)
Net income (loss)	93,734	(328,472)
Net loss attributable to non-controlling interests (Note 19)	45,977	301,524
Net income (loss) attributable to Centerline Holding Company shareholders	$139,711	$(26,948)
Net income (loss) per share (Note 24):
Basic
Income (loss) from continuing operations	$2.68	$(0.51)
Income (loss) from discontinued operations	$0.49	$(0.11)
Diluted
Income (loss) from continuing operations	$2.63	$(0.51)
Income (loss) from discontinued operations	$0.48	$(0.11)
Weighted average shares outstanding (Note 24):
Basic	140,603	53,654
Diluted	143,500	53,654

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands)
(Unaudited)

	Convertible CRA Shares	Special Preferred Voting Shares	Special Series A Shares		Common Shares		Treasury Shares	Accumulated Other Comprehensive Income (loss)	Non- Controlling Interests	Total	Comprehensive Income/(loss)	Redeemable Securities
			Shares		Shares
January 1, 2010	$(1,235)	$127	--	$--	53,820	$(104,054)	$(65,351)	$(1,007,837)	$3,361,785	$2,183,435	--	$332,480
Net income	--	--	--	--	--	139,711	--	--	(45,977)	93,734	$93,734	--
Allocation of earnings	32	--	--	83,212	--	(83,244)	--	--	--	--	--	--
Unrealized gains, net	--	--	--	--	--	--	--	41,471	16,699	58,170	58,170	--
Share-based compensation	--	--	--	--	7,343	2,220	--	--	--	2,220	--	--
Conversions or redemptions	--	--	--	--	258	305	--	--	(385)	(80)	--	--
Fair value accretion	--	--	--	--	--	(1,064)	--	--	--	(1,064)	--	1,064
Contributions	--	--	--	--	--	--	--	--	28,152	28,152	--	--
Issuance of and conversion to Special Series A Shares	1,203	--	19,325	46,480	--	286,231	--	--	--	333,914	--	(321,484)
Adoption of SFAS. 167	--	--	--	--	--	(55,120)	--	994,594	(323,315)	616,159	--	--
Treasury shares	--	--	--	--	(2,999)	--	(413)	--	--	(413)	--	--
Net increase due to deconsolidation	--	--	--	--	--	(1,756)	--	(16,383)	446,873	428,734	--	--
Net decrease due to newly consolidated general partnerships	--	--	--	--	--	--	--	--	(9,230)	(9,230)	--	--
Distributions	--	--	--	--	--	--	--	--	(11,135)	(11,135)	--	--
March 31, 2010	$--	$127	19,325	$129,692	58,422	$183,229	$(65,764)	$11,845	$3,463,467	$3,722,596	$151,904	$12,060
	Convertible CRA Shares	Special Preferred Voting Shares	Special Series A Shares		Common Shares		Treasury Shares	Accumulated Other Comprehensive Income/(loss)	Non- Controlling Interests	Total	Comprehensive Income/(loss)	Redeemable Securities
			Shares		Shares
January 1, 2009	$3,144	$131	--	$--	52,970	$338,619	$ $(65,283)	$(1,144,122)	$4,055,547	$3,188,036	$--	$326,378
Net loss	--	--	--	--	--	(26,948)	--	--	(301,524)	(328,472)	(328,472)	--
Allocation of earnings	(192)	--	--	--	--	192	--	--	--	--	--	--
Unrealized gains (losses)	--	--	--	--	--	--	--	(11,764)	125,533	113,769	113,769	--
Share-based compensation	--	--	--	--	574	2,240	--	--	--	2,240	--	--
Fair value accretion	--	--	--	--	--	(1,562)	--	--	--	(1,562)	--	1,562
Contributions	--	--	--	--	--	--	--	--	254,787	254,787	--	--
Treasury shares	--	--	--	--	(176)	--	(29)	--	--	(29)	--	--
Distributions	--	--	--	--	--	--	--	--	(1,733)	(1,733)	--	--
March 31, 2009	$2,952	$131	--	$--	53,368	$312,541	$(65,312)	$(1,155,886)	$4,132,610	$3,227,036	$(214,703)	$327,940

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$93,734	$(328,472)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Non-cash (income) loss from consolidated partnerships	(1,689)	302,319
Gain from repayment or sale of investments	(2,191)	(571)
Gain on sale of discontinued operations	(20,500)	--
Gain on settlement of liabilities	(25,253)	--
Settlement of lease termination costs	(48,044)	--
Loss on impairment of investments and other assets	22,409	8,563
Depreciation and amortization	6,465	10,473
Equity in losses of unconsolidated entities, net	134	6,915
Share-based compensation expense	2,220	2,235
Non-cash expenses relating to issuance of Special Series A Shares	2,842	--
Non-cash interest (income) expense, net	2,523	(1,325)
Other non-cash expense, net	2,035	1,753
Reserves for bad debts, net of reversals	(3,542)	2,225
Impact of interest rate derivatives	(1,471)	(4,860)
Capitalization of mortgage servicing rights	(2,715)	(1,442)
Affordable Housing loss reserve	(62,000)	--
Changes in operating assets and liabilities:
Mortgage loans held for sale	(10,389)	(32,878)
Deferred revenues	(5,004)	(5,813)
Receivables	3,410	2,303
Other assets	(1,287)	210
Loan loss reserve	231	--
Accounts payable, accrued expenses and other liabilities	17,068	7,456
Changes in operating assets and liabilities of discontinued operations	1,251	6,712
Net cash flow from operating activities	(29,763)	(24,197)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale and repayment of available-for-sale securities	65	1,631
Sale and repayments of mortgage loans held for investment	340	1,687
Proceeds from sale of discontinued operations	37,795	--
Advances to partnerships	--	(2,788)
Collection of advances to partnerships	--	18,425
Sale and repayment of other investments	--	1,088
Decrease (increase) in restricted cash, escrows and other cash collateral	(8,224)	12,106
Return of capital from equity investees	11	--
Acquisition of furniture, fixtures and leasehold improvements	(151)	(325)
Equity investments and other investing activities	509	(731)
Net cash flow from investing activities	30,345	31,093

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of financing arrangements	--	(151)
Distributions to equity holders	(1,556)	(1,898)
Repayments of term loan	(14,308)	(24,813)
Proceeds from term loan	20,000	--
Increase in mortgage loan warehouse line and ASAP Plus facility	10,298	33,037
Decrease in other notes payable	(2,500)	(11,058)
Proceeds from Special Series A Preferred Shares, net of offering costs	9,558	--
Deferred financing and equity offering costs	--	(217)
Net cash flow from financing activities	21,492	(5,100)
Net increase in cash and cash equivalents	22,074	1,796
Cash and cash equivalents at the beginning of the period	95,728	103,879
Cash and cash equivalents at the end of the period	117,802	105,675
Less cash and cash equivalents of discontinued operations	129	7,190
Cash and cash equivalents of continuing operations at end of period	$117,673	$98,485
Non-cash investing and financing activities:
Net change in re-securitized mortgage revenue bonds:
Secured financing liability	$(27,802)	$49,723
Mortgage revenue bonds	$34,421	$(61,353)
Increase in Series B Freddie Mac Certificates	$(7,535)	$--
Decrease in Series A-1 Freddie Mac Certificates	$916	$11,630
Conversion of redeemable securities to Special Series A Shares	$321,483	$--
Treasury stock purchase via employee withholding	$413	$29
Debt assumed by third parties (see Note 13)	$65,000	$--
Issuance of Special Series A Shares	$2,842	$--
See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – Description of Business and Basis of Presentation

A.  Description of Business

Centerline Holding Company, through its subsidiaries, provides real estate financial and asset management services, with a focus on affordable and conventional multifamily housing. We offer capital solutions, including financing and investment products, to developers, owners and investors.  A substantial portion of our business is conducted through our subsidiaries, generally under the designation Centerline Capital Group. The terms “we” , “us”, “our” or “the Company” as used throughout this document may refer to a subsidiary or the business as a whole, while the term “parent trust” refers only to Centerline Holding Company as a stand-alone entity.

On March 5, 2010, we completed a comprehensive restructuring of the Company (the “March 2010 Restructuring”), whereby Centerline:

•	sold our Portfolio Management business and the portion of the Commercial Real Estate Group that was not affiliated with loan originations (see Note 2);

•	amended and restructured our senior credit facility (see Note 13);

•	restructured various components of our equity and issued a new series of shares (see Note 18);

•	restructured our credit intermediation agreements (see Note 28); and

•	settled most of our unsecured liabilities (see Note 15).

We now manage our operations through four reportable segments, including two segments not involved in direct operations.  Our two operating segments are:

Affordable Housing, which offers low income housing tax credit (“LIHTC”) transaction underwriting, acquisitions, fund management and asset management and affordable debt underwriting, originations, servicing and credit intermediation; and

Mortgage Banking, which provides a broad spectrum of financing products for multifamily, manufactured housing and student housing, including loan origination, pricing, servicing and underwriting.

Our Corporate group, comprised of Finance and Accounting, Legal, Corporate Communications and Operations departments, supports our two business groups.

Consolidated Partnerships is comprised of certain funds we control, regardless of whether we may have only a minority or no economic interest in such entities.  Consolidated Partnerships includes the LIHTC investment fund partnerships we originate and manage through the Affordable Housing Group, and certain other property partnerships, all of which we are required to consolidate.

B.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared to be consistent with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial statements of interim periods.  Given that some of our businesses have a higher volume of transactions in the second and fourth quarterly periods, the operating results for interim periods may not be indicative of the results for the full year.

These condensed consolidated financial statements are intended to be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”), which contains a summary of our significant accounting policies.  Certain footnote detail is omitted from the condensed consolidated financial statements unless there is a material change from the information included in the 2009 Form 10-K.

Prior year financial statement amounts have been reclassified to reflect the impact of discontinued operations in accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Subtopic 205-20, Discontinued Operations (see Note 2).  Prior year segment results have been reclassified to reflect the re-organization of our operating segments as described above.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

C.  Recently Issued Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.  The amendments remove the requirement for an SEC registrant to disclose the date through which subsequent events were evaluated. This ASU became effective upon issuance.  Removal of the disclosure requirement has no material effect on the nature or timing of subsequent events evaluations performed by the Company.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It also requires the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The Company’s disclosures about fair value measurements are presented in Note 4 – Fair Value Disclosures. These new disclosure requirements first apply to the Company in our financial statements for the period ended March 31, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for the financial statements for the period ending March 31, 2011.  We are still assessing the effect of the gross presentation of Level 3 activity disclosure requirements.  All other disclosure requirements have no material effect on us.

D.  Change in Accounting Principle

In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 166”, codified within ASC Topic 860, Transfers and Servicing), which, among other provisions, eliminated the concept of Qualified Special Purpose Entities (“QSPEs”). Simultaneously, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) Statement of Financial Accounting Standards (“SFAS 167”, codified within ASC Topic 810, Consolidation), which revised the consolidation model with respect to Variable Interest Entities (“VIEs”).  SFAS 167:

•	requires that former QSPEs be reviewed for consolidation;

•	requires ongoing reconsideration of consolidation conclusions for VIEs; and

•
requires a qualitative determination of the primary beneficiary of a VIE based on the entity with the power to direct the VIE’s activities and which also has a significant economic interest in the VIE.

SFAS 166 and 167 became effective for us as of January 1, 2010. The adoption of SFAS 166 and 167 resulted in the commercial mortgage-backed securities (“CMBS”) and High-Yield Debt Fund Partnerships and one of our subsidiaries consolidating substantially all of the CMBS and similar trusts that we and our funds invested in as we were named special servicer of the trusts. We consolidated the CMBS and similar trusts and recognized their assets and liabilities at their unpaid principal balance using the practical expedient permitted upon adoption.  Upon adoption of SFAS 167 the CMBS and High-Yield Debt Fund Partnerships we recorded a $107.2 billion increase in total assets, a $106.8 billion increase in total liabilities, a $0.9 billion increase in Centerline Holding Company equity and a $0.5 billion decrease in non-controlling interests.  These adjustments were principally the result of recapturing losses taken in prior years that can now be allocated to non-controlling interests pursuant to the adoption of SFAS No. 167.  As a result of the March 2010 Restructuring we deconsolidated the funds as well as the newly consolidated trusts, negating the impact of adoption upon our condensed consolidated financial statements.

Following the adoption of the new accounting standards, we continue to consolidate all Tax Credit Fund Partnerships and Property Partnerships that were previously included in our consolidated financial statements.  In addition, six Tax Credit Fund Partnerships and 56 Property Partnerships not previously consolidated have now been consolidated upon adoption of these pronouncements.

We consolidated Corporate Tax Credit Fund Partnerships and recognized their assets and liabilities at carrying value.  We consolidated Public Tax Credit Fund Partnerships and recognized their assets and liabilities at fair value.  Upon adoption of the new accounting standards, we recorded a $304.1 million increase in total assets, a $110.0 million increase in total liabilities (all within Consolidated Partnerships in our condensed consolidated balance sheet) and a $194.1 million increase in non-controlling interests.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As we have no equity interest in the funds of the newly consolidated Tax Credit Fund Partnerships and Property Partnerships, the implementation of SFAS 167 had no impact on our condensed consolidated statements of operations.

NOTE 2 – Discontinued Operations

As described in Note 1, on March 5, 2010, our Board of Trustees approved and we consummated a series of transactions pursuant to which we sold certain assets within our Commercial Real Estate group and the subsidiary that constituted our Portfolio Management Group to C-III Capital Partners LLC (“C-III”), a subsidiary of Island Capital Group LLC (“Island Capital”).  The assets sold include:

•
our co-investment, management interests in and a loan receivable from the CMBS Fund and High-Yield Debt Fund Partnerships and our co-investment and management interests in Centerline Urban Capital LLC (“CUC”);

•	our CMBS and retained CMBS certificate investments;

•	our loan to American Mortgage Acceptance Corporation (“AMAC”);

•	our interests pursuant to collateral management agreements with respect to two collateralized debt obligations (“CDOs”) in which the High-Yield Debt Fund Partnership invests and AMAC’s CDO;

•	servicing assets with respect to CMBS re-securitization transactions; and

•	our interest in Centerline Servicing LLC (formerly known as Centerline Servicing Inc. (“CSI”)) subsidiary which engages in the business of portfolio management.

As part of the March 2010 Restructuring, we received total proceeds of $110.0 million of which $10.0 million was attributed to the sale of 4.1 million shares of Special Series A shares to affiliates of Island Capital (see Note 18).  The total proceeds attributable to the sale of assets was $100.0 million.  At the closing date, a subsidiary of Island Capital assumed $60.0 million of our senior secured debt obligations that were due under our revolving credit and term loan agreement.  Cash proceeds attributable to the assets and interests disposed of amounted to $37.8 million after taking into consideration the working capital at the sold entities, but before amounts paid by the purchaser relating to certain assumed liabilities.  Cash proceeds were used to fund $10.0 million placed in escrow, settle liabilities with unsecured creditors and pay closing costs.

As a result of the March 2010 Restructuring, the Company has exited in its entirety the Commercial Real Estate Fund Management and Portfolio Management operating segments, and have no continuing involvement in their operations subsequent to the transaction.  Accordingly, for all periods presented, the operating results, assets and liabilities, and certain operating cash flows of our Commercial Real Estate Fund Management and Portfolio Management segments are presented separately in discontinued operations in our condensed consolidated financial statements.  The notes to the condensed consolidated financial statements, unless otherwise noted, have been adjusted to exclude discontinued operations.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets and liabilities of discontinued operations were as follows:

(in thousands)	March 31, 2010	December 31, 2009
ASSETS:
Cash and cash equivalents	$129	$6,876
Investments	--	9,455
Investments in and loans to affiliates, net	--	7,818
Goodwill and intangible assets, net	--	13,361
Deferred costs and other assets, net	277	8,793
Consolidated partnerships:
Investments	--	464,442
Land, buildings and improvements, net	--	79,679
Other assets	--	63,473
Total assets	$406	$653,897
LIABILITIES:
Liabilities:
Notes payable	$--	$3,226
Accounts payable, accrued expenses and other liabilities	838	3,152
Consolidated partnerships	--	1,581,676
Total liabilities	838	1,588,054
Net liabilities	$(432)	$(934,157)

Accumulated other comprehensive loss, net of tax, associated with discontinued operations was $0 at March 31, 2010 and $995 million at December 31, 2009.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Results from discontinued operations for the three months ended March 31, were as follows:

(in thousands)	2010	2009
Operating revenues	$1,096,318	$70,286
Operating expenses	(1,047,789)	(223,344)
Operating income (loss) from discontinued operations before income tax	48,529 (1)	(153,058)
Gain from Liquidation of fund partnership	91,764 (2)	--
	140,293	(153,058)
Gain on Sale of Discontinued Operations	20,500	--
Income tax provision	(531)	(37)
Net income from Discontinued Operations	160,262	(153,095)
Net (income) loss attributed to non-controlling interests – discontinued operations	(89,918)	147,161
Net income (loss) attributed to Centerline Holding Company shareholders – discontinued operations	$70,344	$(5,934)

(1)   Comprised of approximately a $64.0 million reversal of loan loss reserves, established pursuant to our SFAS 167 adoption, offset by losses from operating activity.
(2)   Principally comprised of non-cash reversals of impairments recorded on liquidated CMBS investments.

The 2010 results include the impact of the implementation of SFAS 167 (see Note 1).

NOTE 3 – Market Conditions and Liquidity

Economic events since 2007 have negatively impacted our liquidity in several key areas.  We have seen:

from an operational perspective:

•
a significant decline in transaction related revenues, primarily due to fewer investors for our Affordable Housing funds, as many of our earnings streams involve establishing and managing such funds while many of our costs are fixed. In addition, we have experienced lower volume of mortgage originations for Fannie Mae and Freddie Mac;

•	increasing rates of default in our Affordable Housing portfolio, which have resulted in declining cash flows on our Series B Freddie Mac certificates; and

•
increasing rates of default in our risk share portfolios of loans under the Delegated Underwriting and Servicing (“DUS”) program which we expect to increase cash outflows required under our loss share arrangements (see Note 28).

from a capital structure perspective:

•	a sharp decline in our common share price which made obtaining equity capital extremely difficult; and

•	a decline in available debt financing and an increase in its cost.

Further to the last point, turbulence in the credit markets that began in 2007 led to decreased availability of many forms of financing.  Specifically, since mid-2007 we experienced more constrained credit in the following areas:

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
for asset-backed financing (such as we use to fund Fannie Mae and Freddie Mac mortgage originations in our Mortgage Banking and Affordable Housing groups), the capacity of our financing facilities has decreased while the cost of borrowing has increased; and

•
for our Term Loan and Revolving Credit Facility, we experienced higher rates of interest and more stringent covenants (including restrictions on funding new business opportunities and incurring any additional debt without lender approval). In addition, our Term Loan and Revolving Credit Facility prohibited us from paying common and preferred dividends.  The only exception to this limitation was for dividends related to the preferred shares of Equity Issuer and distributions from our Real Estate Investment Trust (“REIT”) subsidiary.

In connection with the March 2010 Restructuring, $65.0 million in previous outstanding indebtedness was assumed by certain parties to that Restructuring.  In addition, we extended the maturity of the Term Loan to 2017 with principal amortization beginning in December 2011, lowered the interest rate to Prime or LIBOR (at our option) plus 3.00%, and removed most, but not all of the restrictions of our previous Term Loan and Revolving Credit Facility.  Our restructured Term Loan however, prohibits us from certain forms of new indebtedness.  Restrictions also remain with respect to the ability to provide supplemental loans to certain of the LIHTC Properties in our managed funds.

Management also pursued other strategies to maintain and improve liquidity including:

•	instituting measures to reduce general and administrative expenses; and

•	continuing to sell investments that did not meet our long-term investment criteria.

NOTE 4 – Fair Value Disclosures

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, we categorize such financial assets or liabilities based on the lowest level input that is significant to the fair value measurement in its entirety.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability that a market participant would use.

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

B.  Assets and Liabilities of Operating Groups

Certain assets are “marked to market” every reporting period (i.e., on a recurring basis) in accordance with GAAP.  Other assets are carried at amortized cost (such as mortgage loans held for investment), are initially recorded at fair value and amortized (such as mortgage servicing rights (“MSRs”) and other intangible assets) or are carried at the lower of cost or fair value (mortgage loans held for sale); these are tested for impairment periodically and would be adjusted to fair value if impaired (i.e., measured on a non-recurring basis).

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the information about our financial assets and liabilities of the Operating Groups measured at fair value on a recurring or non-recurring basis as of March 31, 2010 and December 31, 2009, and indicate the fair value hierarchy of the valuation techniques we utilize to determine fair value:

(in thousands)	Level 1	Level 2	Level 3	Balance as of March 31, 2010

Measured on a recurring basis:
Assets
Available-for-sale investments:
Freddie Mac Certificates:
Series A-1	$--	$--	$176,521	$176,521
Series B	--	--	60,945	60,945
Mortgage revenue bonds	--	--	275,048	275,048
Total available-for-sale investments	$--	$--	$512,514	$512,514
Interest rate swaps	$--	$610	$--	$610
Liabilities
Interest rate swaps	$--	$16,493	$--	$16,493

Measured on a non-recurring basis:
Assets
Mortgage loans held-for-sale	$--	$38,843	$--	$38,843
Goodwill(1)	--	--	93,283	93,283
Mortgage servicing rights	--	--	60,663	60,663
Other intangible assets(1)	--	--	15,350	15,350
	$--	$38,843	$169,296	$208,139
(1) Non-financial assets.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in thousands)	Level 1	Level 2	Level 3	Balance as of December 31, 2009

Measured on a recurring basis:
Assets
Available-for-sale investments:
Freddie Mac Certificates:
Series A-1	$--	$--	$183,093	$183,093
Series B	--	--	61,003	61,003
Mortgage revenue bonds	--	--	245,671	245,671
Total available-for-sale investments	$--	$--	$489,767	$489,767
Interest rate swaps	$--	$612	$--	$612
Liabilities
Interest rate swaps	$--	$17,964	$--	$17,964

Measured on a non-recurring basis:
Assets
Mortgage loans held-for-sale	$--	$28,454	$--	$28,454
Mortgage loans held for investment – impaired	--	90	--	90
Goodwill(1)	--	--	93,283	93,283
Mortgage servicing rights	--	--	60,423	60,423
Other intangible assets(1)	--	--	17,338	17,338
	$--	$28,544	$171,044	$199,588

(1)	Non-financial assets.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents additional information about assets measured at fair value on a recurring basis and for which we utilized Level 3 inputs to determine fair value:

	Three Months Ended March 31, 2010
(in thousands)	Series A-1 Freddie Mac Certificates	Series B Freddie Mac Certificates		Mortgage revenue bonds		Total
Balance at January 1, 2010	$183,093	$61,003		$245,671		$489,767
Total realized and unrealized gains or (losses):
Realized gain (losses) recorded in Condensed Consolidated Statement of Operations	--	(22,649	)(1)	11	(2)	(22,638)
Unrealized gain (loss) recorded in other comprehensive income (loss)	963	24,296		1,692		26,951
Amortization or accretion	--	(2,740)		92		(2,648)
Purchases, issuances, settlements and other adjustments	(7,535)	1,035		27,582	(3)	21,082
Net transfers in and/or out of Level 3	--	--		--		--
Balance at March 31, 2010	$176,521	$60,945		$275,048		$512,514
Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2010	$--	$(22,649	)(1)	$6		$(22,643)

(1)	Includes amounts recorded in “Loss on impairment of assets” and in “Gain (loss) from repayment or sale of investments, net” in the Condensed Consolidated Statement of Operations.
(2)	Recorded in “Gain (loss) from repayment or sale of investments, net” in the Condensed Consolidated Statement of Operations.
(3)	Reflects re-recognition of mortgage revenue bonds in the 2007 re-securitization as assets, net of bonds that were sold during the period (see Note 7).

	Three Months Ended March 31, 2009
(in thousands)	Series A-1 Freddie Mac Certificates	Series B Freddie Mac Certificates		Mortgage revenue bonds		Total
Balance at January 1, 2009	$335,047	$123,122		$69,217		$527,386
Total realized and unrealized gains or (losses):
Realized gain (losses) recorded in Condensed Consolidated Statement of Operations	--	(8,549	)(1)	571	(2)	(7,978)
Unrealized gain (loss) recorded in other comprehensive income (loss)	(5,853)	(4,320)		33		(10,140)
Amortization or accretion	--	(1,669)		117		(1,552)
Purchases, issuances, settlements and other adjustments	(11,630)	781		61,138	(3)	50,289
Net transfers in and/or out of Level 3	--	--		--		--
Balance at March 31, 2009	$317,564	$109,365		$131,076		$558,005
Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2009	$--	$(8,549	)(1)	$180		$(8,369)

(1)	Recorded in “Loss on impairment of assets” in the Condensed Consolidated Statement of Operations.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)	Recorded in “Gain (loss) from repayment or sale of investments, net” in the Condensed Consolidated Statement of Operations.
(3)	Reflects re-recognition of mortgage revenue bonds in the 2007 re-securitization as assets, net of bonds that were sold during the period (see Note 7).

C.  Financial Assets and Liabilities of Consolidated Partnerships

The following tables present the information about assets and liabilities of Consolidated Partnerships measured at fair value on a recurring or non-recurring basis as of March 31, 2010 and December 31, 2009:

(in thousands)	Level 1	Level 2	Balance as of March 31, 2010

Measured on a recurring basis:
Assets
Available-for-sale investments:
Corporate bonds	$--	$4,999	$4,999
Total available-for-sale investments	$--	$4,999	$4,999

(in thousands)	Level 1	Level 2	Balance as of December 31, 2009

Measured on a recurring basis:

Assets
Available-for-sale investments:
Corporate bonds	$--	$5,109	$5,109
Total available-for-sale investments	$--	$5,109	$5,109

D.	Assets and Liabilities Not Measured at Fair Value

For cash and cash equivalents, restricted cash, accounts receivable, stabilization escrow, accounts payable, accrued expenses and other liabilities as well as variable-rate notes payable and financing arrangements, recorded values approximate fair value due to their terms, or their liquid or short-term nature.  In accordance with GAAP, certain financial assets and liabilities are included on our Condensed Consolidated Balance Sheets at amounts other than fair value.  Following are the descriptions of those assets and liabilities:

Mortgage loans held for investment and other investments	Fair value is determined as described in Note 2 to the 2009 Form 10-K.

Financing arrangements and secured financing
Fair value is estimated using either quoted market prices or discounted cash flow analyses based on our current borrowing rates for similar types of borrowing arrangements, which reflect our current credit standing.

Preferred shares of subsidiary (subject to mandatory repurchase)	Fair value is determined as described for Series A-1 Freddie Mac certificates in Note 2 to the 2009 Form 10-K as the preferred shares are economically defeased by those investments.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents information about our financial assets and liabilities that are not carried at fair value:

	March 31, 2010		December 31, 2009
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Mortgage loans held for investment(1)	$7,281	$7,281	$7,540	$7,540
Other investments	812	2,005	1,060	2,328
Financing arrangements and secured financing	611,917	512,366	585,528	484,299
Preferred shares of subsidiary (subject to mandatory repurchase)	128,500	139,404	128,500	139,850

Consolidated Partnerships:
Fixed-rate notes payable and financing arrangements	175,766	129,203	155,810	98,259
(1) Net of cumulative impairment of $3.0 million in 2010 and $3.6 million in 2009.

NOTE 5 – Variable Interest Entities and Qualifying Special Purpose Entities

Variable Interest Entities (“VIEs”)

Consistent with the provisions of ASC 810, Consolidations, we consolidate numerous fund partnerships that we sponsor, manage and service.  The funds invest equity capital raised from investor partners and finance their investments and operations using debt and operating cash flows.  Our involvement with the funds includes:

•	providing asset management and fund management services;

•	acting as general partner;

•	managing and servicing their assets; and

•	warehousing investments on our balance sheet and selling them to the fund.

The funds’ assets and liabilities are detailed and described in Notes 12 and 16, respectively.

With the exception of certain funds where we have an obligation to cover any operating expenses shortfall, we are not obligated to provide financial support to the entities.  We may elect to provide financial support to protect all of our other investments and the investments of our clients.  During the three months ended March 31, 2010, we provided financial support to certain of the entities included in our designation of Consolidated Partnerships through loans to Tax Credit Fund Partnerships (see Note 28).

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – Assets Pledged as Collateral

In connection with our Term Loan and Revolving Credit Facility (Note 13), the stock of substantially all of our subsidiaries is pledged as collateral.  In addition, substantially all of our other assets are pledged as collateral to our Term Loan and Revolving Credit Facility subject to the liens detailed below.  The following table details assets we have specifically pledged as collateral for various debt facilities or contingent liabilities (that provide first liens ahead of the Term Loan and Revolving Credit Facility):

Collateral	Balance Sheet Classification	Carrying Amount of Collateral at March 31, 2010 (in thousands)	Associated Debt Facility/Liability

Cash at Centerline Mortgage Capital Inc.	Restricted cash	$11,640	Mortgage loan loss sharing agreements (Note 28)

Cash at Centerline Financial	Cash	$68,010	Affordable Housing Yield transactions (Note 28) and Centerline Financial undrawn credit facility (Note13)

Cash at Centerline Financial Holdings (“CFin Holdings”)	Cash	$27,712	CFin Holdings credit facility (Note 13)(2)

Cash at Centerline Guaranteed Holdings	Cash	$560	Affordable Housing Yield transactions (Note 28)

Series A-1 Freddie Mac certificates	Investments – available-for-sale – Freddie Mac certificates (Note 7)	$176,521	Preferred shares of subsidiary(1)

Stabilization escrow	Other investments – stabilization escrow (Note 9)	$407	December 2007 re-securitization

Mortgage loans	Other investments – mortgage loans held for sale (Note 9)	$38,843	Mortgage Banking warehouse line/Multifamily ASAP plus facility (Note 13)

Cash collateral posted with counterparties	Deferred costs and other assets (Note 11)	$68,386	Affordable Housing Yield transactions (Note 28)

(1)	While not collateral, these assets economically defease the preferred shares of subsidiaries (subject to mandatory repurchase).
(2)
Borrowings under the CFin Holding Credit Facility are secured by a first priority lien on substantially all of CFin Holdings’ assets including its investment in subsidiaries, fee receivable, deferred costs and derivative instruments.

In addition, we are required as part of our mortgage loan loss sharing agreements with Freddie Mac to provide security for payment of the reimbursement obligation.  The collateral can include a combination of the net worth of one of our Mortgage Banking subsidiaries, a letter of credit and/or cash.  To meet this collateral requirement, we have provided to Freddie Mac a $12 million letter of credit issued by Bank of America as a part of our Revolving Credit Facility (see Note 28).

Following the requirements of its operating agreement, Centerline Financial has a cash balance of $68.0 million as of March 31, 2010 in order to maintain its minimum capital requirements.  This balance is not considered by us as restricted cash.  In addition, following the requirements of Centerline Financials operating agreement, one of our subsidiaries pledged two taxable bonds with an aggregate notional amount of $3.4 million to Centerline Financial in order to maintain its minimum capital requirements. As these assets are pledged between two of our subsidiaries they were excluded from the table above.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – Available-for-Sale Investments

The table below provides the components of available-for-sale investments as of the dates presented:

(in thousands)	March 31, 2010	December 31, 2009

Freddie Mac Certificates:
Series A-1	$176,521	$183,093
Series B	60,945	61,003
Mortgage revenue bonds	275,048	245,671
Total	$512,514	$489,767

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

Series A-1

Information with respect to the Series A-1 Freddie Mac Certificates is as follows:

(in thousands)	March 31, 2010	December 31, 2009
Face amount	$232,500	$232,500
Gross unrealized gains	20,473	18,866
Fair value	252,973	251,366
Less: eliminations(1)	(76,452)	(68,273)
Consolidated fair value	$176,521	$183,093

(1)   A portion of the Series A-1 Certificates relate to re-securitized mortgage revenue bonds that were not reflected as sold. Accordingly, that portion is eliminated in consolidation. The change from December 31, 2009 resulted from the re-recognition of certain mortgage revenue bonds (as discussed in B. Mortgage Revenue Bonds below), sale of one mortgage revenue bond, and fluctuations due to changes in the fair value of the asset.

During the three months ended March 31, 2010 and 2009, we received $3.9 million and $6.3 million, respectively, in interest from the Series A-1 Freddie Mac Certificates. The decrease in interest is due to the sale of $145 million of Series A-1 Freddie Mac Certificates in July 2009.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Series B

Information with respect to the Series B Freddie Mac Certificates is as follows:

(in thousands)	March 31, 2010	December 31, 2009
Amortized cost basis(1)	$111,042	$137,974
Gross unrealized losses(1)	(44,192)	(64,142)
Subtotal/fair value	66,850	73,832
Less: eliminations(2)	(5,905)	(12,829)
Consolidated fair value	$60,945	$61,003

(1)   The unrealized losses presented above do not include cumulative impairment write-downs of $75.6 million at March 31, 2010 and $52.8 million at December 31, 2009 due to credit losses related to the underlying assets. Amortized cost is shown net of these amounts.

(2)   A portion of the Series B Certificates relates to re-securitized mortgage revenue bonds that were not reflected as sold. Accordingly, that portion is eliminated in consolidation. The change from December 31, 2009 resulted from the re-recognition of certain mortgage revenue bonds (as discussed in B. Mortgage Revenue Bonds below), sale of one mortgage revenue bond, and fluctuations due to changes in the fair value of the asset.

Key fair value assumptions used in measuring the Series B Freddie Mac Certificates are provided in the table below:

	March 31, 2010	December 31, 2009

Weighted average discount rate	27.5%	27.5%
Constant prepayment rate	90.0%	90.0%
Constant default rate	2.0%	2.0%
Default severity rate	21.0%	21.0%

The weighted average life of the assets in the pool that can be prepaid was 10.1 years as of March 31, 2010 and 10.4 years as of December 31, 2009.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value and the sensitivity on the fair value to immediate adverse changes in those assumptions are as follows:

(in thousands)	March 31, 2010
Fair value of Freddie Mac B Certificates	$60,945

Constant prepayment rate:
Fair value after impact of 5% increase	60,764
Fair value after impact of 10% increase	60,188

Discount rate:
Fair value after impact of 10% increase	46,758
Fair value after impact of 20% increase	37,988

Constant default rate:
Fair value after impact of 1% increase	54,949
Fair value after impact of 2% increase	49,231

Default severity rate:
Fair value after impact of 5% increase	56,447
Fair value after impact of 10% increase	55,216

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

During the three months ended March 31, 2010 and 2009, we received $7.7 million and $6.5 million, respectively, in interest from the Series B Freddie Mac Certificates.

Delinquent collateral loans underlying the certificates had an unpaid principal balance of $127.0 million and $150.8 million at March 31, 2010 and December 31, 2009, respectively; projected remaining losses are estimated at 4.58% or $83.3 million of the underlying securitization.  Due to projections of declining cash flows (including the projected impact of a restructuring of the underlying mortgage revenue bonds as discussed in Note 28), we recorded other-than-temporary impairments (“OTTI”) of $22.8 million on these investments in 2010 and $8.5 million in 2009.

During the first quarter of 2010, two of the underlying mortgage revenue bonds which were in foreclosure were sold to third parties at a loss.  One of the bonds was included in the stabilized escrow pool.  In order to fully pay down the bond’s outstanding principal, plus accrued interest, to the Class A Certificate Holders of the 2007 re-securitization as required per the securitization agreements, a release of $4.4 million was made from the stabilization escrow.  The loss of $4.8 million for the other mortgage revenue bond will be absorbed by the principal of the Series B Freddie Mac Certificates.  These transactions have been included in prior period cash flow projections utilized in valuing the Series B Freddie Mac Certificates and therefore did not have a significant impact to its value.

The Series B Freddie Mac Certificates have all been in an unrealized loss position for twelve months or more.  As we intend to hold the investments and it is not likely that we will be required to sell them, we have concluded that the unrealized losses (after taking into account recognized impairments), as of March 31, 2010, are temporary.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

B.  Mortgage Revenue Bonds

The following table summarizes our mortgage revenue bond portfolio:

(in thousands)	March 31, 2010	December 31, 2009

Securitized:
Included in December 2007 re-securitization transaction and accounted for as financed	$271,902	$242,484
Not securitized	3,146	3,187
Total at fair value	$275,048	$245,671

Our mortgage revenue bond portfolio increased from 42 bonds, as of December 31, 2009, to 45 bonds as of March 31, 2010.  The increase is attributable to the re-recognition of seven mortgage revenue bonds in the 2007 re-securitization that had either defaulted, been placed in special servicing, or for which we made commitments to fund operating deficits to the underlying property partnerships.  As our role as servicer of the bonds allows us to repurchase those bonds (although we do not intend to) we re-recognized the seven bonds as assets at their aggregate fair value of $52.7 million and recognized a corresponding Freddie Mac secured financing liability (see Note 14).  This was offset by three bonds that were sold during the period resulting in a gain of $2.1 million and another bond which eliminates in consolidation as we began consolidating the underlying property in the first quarter of 2010 upon obtaining control of the Partnership.

During the first quarter of 2009, nine mortgage revenue bonds in the 2007 re-securitization defaulted.  As our role as servicer of the bonds allows us to repurchase the bonds upon default (although we do not intend to) we re-recognized the bonds as assets at their aggregate fair value of $61.4 million and recognized a corresponding Freddie Mac secured financing liability (see Note 14).

The amortized cost basis of our portfolio of mortgage revenue bonds and the related unrealized gains and losses were as follows:

(in thousands)	March 31, 2010	December 31, 2009
Amortized cost basis(1)	$275,109	$247,424
Gross unrealized gains	16,816	13,688
Gross unrealized losses(1)	(16,877)	(15,441)
Fair value	$275,048	$245,671

(1)   The unrealized losses presented above do not include cumulative impairment write-downs of $2.4 million at March 31, 2010 and December 31, 2009 due to credit losses related to the underlying assets. Amortized cost is shown net of these amounts.

For mortgage revenue bonds in an unrealized loss position, the fair value and gross unrealized losses, aggregated by length of time that individual bonds have been in a continuous unrealized loss position, is summarized in the table below:

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(dollars in thousands)	Less than 12 Months	12 Months or More	Total
March 31, 2010
Number	9	--	9
Fair value	$55,797	$--	$55,797
Gross unrealized losses	$16,877	$--	$16,877
December 31, 2009
Number	10	--	10
Fair value	$47,632	$--	$47,632
Gross unrealized losses	$15,441	$--	$15,441

Unrealized losses above (which compare fair value to accreted cost after taking impairment charges into account) are primarily due to liquidity discount as a result of market conditions, and we believe are not necessarily reflective of the operating performance of the assets.  Therefore, we concluded that the unrealized losses are temporary.

NOTE 8 – Equity Method Investments

The table below provides the components of equity method investments as of the dates presented:

(in thousands)	March 31, 2010	December 31, 2009
Equity interests in tax credit partnerships	$385	$530

We acquire interests in entities that own tax credit properties.  We generally hold these investments on a short-term basis for inclusion in future Affordable Housing group investment fund offerings.  We expect to recapture our costs in such investments from the proceeds when the investment fund has closed.

NOTE 9 – Other Investments

The table below provides the components of other investments as of the dates presented:

(in thousands)	March 31, 2010	December 31, 2009
Mortgage loans held for sale(1)	$38,843	$28,454
Mortgage loans held for investment(2)	7,281	7,540
Stabilization escrow	407	1,983
Miscellaneous investments	812	1,060
Total	$47,343	$39,037
(1) Net of deferred origination fees (2) Net of cumulative impairment of $3.0 million in 2010 and $3.6 million in 2009.

A.  Mortgage Loans Held for Sale

Mortgage loans held for sale include originated loans pre-sold to Government Sponsored Enterprises (“GSE”), such as Fannie Mae, Freddie Mac and the Government National Mortgage Association (“GNMA”) under contractual sale obligations that normally settle within 30 days of origination.  Mortgage loans held for sale can differ widely from period to period depending on the timing and size of originated mortgages and variances in holding periods prior to sale.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

B.  Stabilization Escrow

(in thousands)	March 31, 2010	December 31, 2009
Cash balance	$43,680	$50,104
Reserve for non-recovery	(43,273)	(48,121)
Total	$407	$1,983

During the three months ended March 31, 2010, we received $2.0 million in interest income on the escrow balance and in cash as a result of escrow releases (due to construction completion and/or stabilization of the underlying properties) as compared to $12.1 million in interest and escrow releases for the three months ended March 31, 2009.

NOTE 10 – Goodwill and Intangible Assets, Net

The table below provides the components of goodwill and intangible assets, net as of the dates presented:

(in thousands)	March 31, 2010	December 31, 2009

Goodwill	$93,283	$93,283
Other intangible assets, net	15,350	17,338
Mortgage servicing rights, net	60,663	60,423
Total	$169,296	$171,044

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A. Other Intangible Assets, Net

The components of other intangible assets, net as of the dates presented are provided below:

(dollars in thousands)	Estimated Useful Life (in Years)	Gross Carrying Amount		Accumulated Amortization		Net
		March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Amortized intangible assets:
Transactional relationships(1)	5.0	$73,400	$103,000	$72,747	$102,190	$653	$810
Partnership service contracts	9.0	26,521	26,521	21,767	20,183	4,754	6,338
General partner interests	9.0	5,100	5,100	3,609	3,468	1,491	1,632
Mortgage banking broker relationships	4.0	1,632	1,632	1,426	1,320	206	312
Weighted average life/subtotal	6.2	106,653	136,253	99,549	127,161	7,104	9,092
Unamortized intangible assets:
Mortgage banking licenses and approvals with no expiration		8,246	8,246	--	--	8,246	8,246
Total		$114,899	$144,499	$99,549	$127,161	$15,350	$17,338
(1) $29.6 million in transactional relationships, which were fully amortized, are excluded from the gross carrying amount and accumulated depreciation in 2010.

	Three Months Ended March 31,
(in thousands)	2010	2009
Amortization expense	$1,988	$3,218

B.  Mortgage Servicing Rights

The components of the change in MSRs were as follows:

(in thousands)

Balance at January 1, 2010	$60,423
MSRs capitalized	2,521
Amortization	(2,281)
Balance at March 31, 2010	$60,663

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

While the balances above reflect our policy to record MSRs initially at fair value and amortize those amounts, presented below is information regarding the fair value of the MSRs.  The significant assumptions used in estimating the fair values were as follows:

(in thousands)	March 31, 2010	December 31, 2009
Weighted average discount rate	17.74%	17.66%
Weighted average pre-pay speed	9.27%	9.28%
Weighted average lockout period (years)	4.2 years	4.3 years
Weighted average default rate	0.51%	0.88%
Cost to service loans	$2,242	$2,174
Acquisition cost (per loan)	$1,500	$1,474

The table below illustrates hypothetical fair values of MSRs, caused by assumed immediate changes to key assumptions which are used to determine fair value.

(in thousands)	March 31, 2010
Fair value of MSRs	$74,991

Prepayment speed:
Fair value after impact of 10% adverse change	74,347
Fair value after impact of 20% adverse change	73,727

Discount rate:
Fair value after impact of 10% adverse change	71,220
Fair value after impact of 20% adverse change	67,834

Default rate:
Fair value after impact of 10% adverse change	74,883
Fair value after impact of 20% adverse change	74,788

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

Servicing fees we earned as well as those received with respect to the December 2007 re-securitization transaction (all of which are included in “Fee Income” in our Condensed Consolidated Statements of Operations) were as follows for the periods presented:

(in thousands)	Total Servicing Fees	Servicing Fees from Securitized Assets (included in Total Servicing Fees)
Three months ended March 31:
2010	$5,479	$493
2009	$5,714	$474

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Deferred Costs and Other Assets, Net

The table below provides the components of deferred costs and other assets, net as of the dates presented:

(in thousands)	March 31, 2010	December 31, 2009
Deferred financing and other costs(1)	$14,719	$25,684
Less: Accumulated amortization	(5,032)	(14,382)
Net deferred costs	9,687	11,302
Collateral posted with counterparties	68,386	69,200
Interest and fees receivable, net	5,654	3,565
Other receivables	8,949	8,501
Furniture, fixtures and leasehold improvements, net	2,255	2,730
Other	7,377	5,162
Total	$102,308	$100,460

(1)   $11.0 million in deferred financing cost, relating to the Term Loan and Revolving Credit Facility and the restructured credit intermediation agreements, which were fully amortized, are excluded from the gross carrying amount and from the accumulated amortization.

NOTE 12 – Assets of Consolidated Partnerships

Financial information presented for March 31, 2010 for the Tax Credit Fund and Property Partnerships is as of December 31, 2009, the most recent date for which information is available.  Similarly, the financial information presented for December 31, 2009 for those partnerships is as of September 30, 2009.

The table below provides the components of assets of our Tax Credit Fund Partnerships and Property Partnerships as of the dates presented:

(in thousands)	March 31, 2010	December 31, 2009
Available-for-sale
Corporate bonds	$4,999	$5,109
Equity method
Equity interests in tax credit properties	3,608,081	3,571,323
Total investments held by consolidated partnerships	3,613,080	3,576,432
Land, buildings and improvements, net	638,768	571,520
Other assets	301,757	298,528
Total other assets of consolidated partnerships	940,525	870,048
Total assets	$4,553,605	$4,446,480

Assets of Consolidated Partnerships as of March 31, 2010 reflect the addition of six Tax Credit Fund Partnerships and 56 Property Partnerships consolidated upon the adoption of SFAS 167 effective January 1, 2010 (see Note 1 – Recently Issued Accounting Pronouncements).

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the first quarter of 2010, we gained significant control over the general partnership of two Property Partnerships and have consolidated them resulting in an increase in assets of $4.3 million, an increase in liabilities of $13.5 million and a decrease in non-controlling equity of $9.2 million.

A.	Corporate Bonds

The Tax Credit Fund Partnerships invest in and hold high-grade corporate bonds and notes in order to utilize cash balances prior to required dates of contribution to property partnership investments.  The investments are sold depending on the timing of those cash needs and the level of these investments will vary accordingly.

The amortized cost basis of these investments and the related unrealized gains were as follows:

(in thousands)	March 31, 2010	December 31, 2009
Amortized cost basis	$4,903	$4,903
Gross unrealized gains	96	206
Fair value	$4,999	$5,109

B.	Equity Interests in Tax Credit Properties and Due to Property Partnerships

The Tax Credit Fund Partnerships invest in low income housing property-level partnerships that generate tax credits.  Neither we nor the Tax Credit Fund Partnerships control the property-level partnerships and, therefore, we do not consolidate them in our financial statements.  “Equity interests in tax credit properties” represents the limited partner investments in those property level partnerships, which the Tax Credit Fund Partnerships carry on the equity method of accounting.  The partnership agreements of the property level partnerships stipulate the amount of capital to be funded and the timing of payments of that capital.  “Due to property partnerships” represents the unfunded portion of those capital commitments (see Note 16).

NOTE 13 – Notes Payable

The table below provides the components of notes payable as of the dates presented:

(in thousands)	Interest Rate at March 31, 2010	March 31, 2010	December 31, 2009
Term loan	3.24%	$137,500	$11,082
Revolving credit facility	3.24	5,000	210,000
Mortgage Banking warehouse line	3.00	32,817	550
Multifamily ASAP plus facility	1.20	6,163	28,132
CFin Holdings credit facility	10.00	20,000	--
Total		$201,480	$249,764

A.	Term Loan and Revolving Credit Facility

In February 2010, we repaid in full the Term Loan that was outstanding as of December 31, 2009.

The termed-out portion of our Revolving Credit Facility ($208.0 million at December 31, 2009) was reduced by $70.5 million from the following sources:

•	$60.0 million assumed by C-III as part of the March 2010 Restructuring and considered as proceeds in calculating gain on sale;

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•	$5.0 million assumed by an affiliate of TRCLP, as part of the March 2010 Restructuring (see Note 26); and

•	$5.5 million we repaid at the time of the March 2010 Restructuring.

As part of the March 2010 Restructuring, the remaining termed-out portion and the revolving portion of the Revolving Credit Facility were restructured into a new Term Loan and Revolving Credit Facility which includes the following changes from the previous facility:

•
The remaining balance of the termed-out portion of the Revolving Credit Facility ($137.5 million) was restructured as a Term Loan maturing in March 2017 with an interest rate of 3.0% over either the prime rate or LIBOR (at our election).  There are no scheduled repayments of principal until December 2011.  Beginning at that time, we must repay $3.0 million in principal per quarter until maturity, at which time the remaining principal is due.  Upon meeting certain conditions, the Term Loan will be reduced by amounts released from a $10 million escrow account funded with transaction proceeds at the time of the March 2010 Restructuring. The escrow balance will be used to satisfy certain post-closing indemnification obligations, if any, that we may have toward Island relating to the sale of the real estate debt funds.  The escrow amount is scheduled to be released not later than March 5, 2015.  As of March 31, 2010, the balance of the escrow account is $10.0 million and is reflected as “Restricted Cash” in the condensed consolidated balance sheet.

•
The revolving portion of the Revolving Credit Facility was restructured into a new Revolving Credit Facility with a total capacity of $37.0 million.  The Revolving Credit Facility matures in March 2015 and bears interest at 3.0% over either the prime rate or LIBOR (at our election). The Revolving Credit Facility is to be used for LIHTC property investments or for working capital purposes.  As of March 31, 2010, $5.0 million was drawn and $12.0 million in letters of credit were issued under the Revolving Credit Facility.  Once terminated, the amount of the Revolving Credit Facility associated with these letters of credit cannot be redrawn. As of March 31, 2010 the undrawn balance of the Revolving Credit Facility was $20 million.

•
The Revolving Credit Facility has customary financial covenants, but excludes certain provisions that had been in the previous facility such as required asset sales and repayments based on specific cash flow streams.  The following financial covenants will not be effective immediately:

o	a minimum ratio of consolidated EBITDA to fixed charges, which will become effective for us as of June 30, 2011 ; and

o	a maximum ratio of funded debt to consolidated EBITDA which will become effective for us as of June 30, 2012.

•
The new Term Loan and Revolving Credit Facility agreement contains restrictions on distributions.  Under the agreement we are generally not permitted to make any distributions except for preservation of REIT status and to the holders of the Equity Issuer preferred shares.

The weighted average net interest rate for the Term Loan and Revolving Credit Facility was 3.24% as of March 31, 2010 and 6.33% as of December 31, 2009.

B.	Mortgage Banking Warehouse Facility

Our warehouse facility has a capacity of $100 million and matures in September 2010.  The warehouse facility bears interest at LIBOR plus 2.75%.  Mortgages financed by such advances (see Note 9), as well as the related servicing and other rights (see Note 10) have been pledged as security under the facility.  The interest rate on the warehouse facility was 3.0% as of March 31, 2010 and 2.98% as of December 31, 2009.  All loans securing this facility have firm commitments.

C.	Multifamily ASAP Plus Facility

Under this program with Fannie Mae, mortgage loans are initially funded using the mortgage banking warehouse facility described above.  Subsequently, Fannie Mae funds approximately 99% of the loan, and we fund the remaining 1%.  Centerline Mortgage Capital Inc. (“CMC”) is later reimbursed by Fannie Mae.  Interest on this facility accrues at a rate of LIBOR plus 0.85% with a minimum rate of 1.20%.  The interest rate on the warehouse facility was 1.20% as of March 31, 2010 and as of December 31, 2009.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

D.	CFin Holdings Credit Facility

On March 5, 2010, CFin Holdings entered into a Senior Secured Credit Agreement (the “CFin Holdings Credit Agreement”).  Under the terms of CFin Holdings Credit Agreement, we are permitted to borrow up to $20.0 million, plus up to an additional $1.0 million in each calendar year until the March 5, 2037.  Borrowings under the CFin Holdings Credit Agreement are secured by a first priority lien on substantially all of CFin Holdings’ existing and future assets.  Borrowing under the CFin Holdings Credit Agreement will bear interest at a rate of 10% per annum, which will be paid-in-kind and added to the outstanding principal amount on the last business day of March, June, September and December of each year.  As of March 31, 2010, we had borrowed the full $20.0 million under this credit facility.

E.	Centerline Financial Credit Facility

In June 2006, Centerline Financial entered into a senior credit agreement.  Under the terms of the agreement, Centerline Financial is permitted to borrow up to $30.0 million until its maturity in June 2036.  Borrowing under the agreement will bear interest at our election at 1.40% plus the higher of the prime rate or the federal funds effective rate plus 0.5% or LIBOR plus 0.4%.  As of March 31, 2010, no amounts were borrowed under this facility.

F.	Covenants

We are subject to customary covenants with respect to our various notes payable, including the covenants described under Term Loan and Revolving Credit Facility above.  As of March 31, 2010, we believe we were in compliance with all such covenants.

NOTE 14 – Financing Arrangements and Secured Financing

The table below provides the components of financing arrangements and secured financing as of the dates presented:

(in thousands)	March 31, 2010	December 31, 2009
Freddie Mac secured financing	$611,917	$585,528

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

The increase in this balance during the three months ended March 31, 2010 corresponds with the changes described under Mortgage Revenue Bonds in Note 7.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15 – Accounts Payable, Accrued Expenses and Other Liabilities

The table below provides the components of accounts payable, accrued expenses and other liabilities as of the dates presented:

(in thousands)	March 31, 2010	December 31, 2009
Deferred revenues	$49,520	$48,045
Mortgage loan loss sharing reserve (Note 28)	24,450	24,219
Affordable Housing loss reserve (Note 28)	78,000	140,000
Transactions costs payable	2,009	29,414
Lease termination costs (Note 20)	184	53,649
Accounts payable	1,459	3,130
Accrued assumption fees	27,625	--
Interest rate swaps at fair value (Note 25)	16,493	17,964
Salaries and benefits payable	4,997	7,770
Distributions payable	1,292	1,292
Accrued fund organization and offering expenses	2,413	2,396
Accrued interest payable	4,043	4,389
Income tax reserves	1,568	1,568
Other	12,281	9,860
Total	$226,334	$343,696

a)  Affordable Housing Loss Reserve

During 2009, we recognized a contingent liability for potential losses related to Affordable Housing transactions. During the first quarter of 2010, we recorded a $62 million reduction in loss reserve recorded as a recovery of provision for losses, primarily the result of restructuring our credit intermediation agreements (see discussion in Note 28).  This decrease was partially offset by a $22.8 million impairment to the Series B Freddie Mac certificates, also primarily the result of restructuring of credit intermediation agreements.

b)  Transaction Costs Payable

We settled the liability with respect to a portion of transaction costs payable in connection with the December 2007 re-securitization for $4.4 million in cash.  The liability had been convertible into common shares prior to settlement.  As a result of the settlement, we recognized a gain on extinguishment of liability of $23.3 million in the first quarter of 2010.  We also settled a $2.3 million liability (recorded in Other above) with another vendor associated with the office space to which one of the lease terminations related resulting in an additional $2.0 million gain on extinguishment of liability that we recorded in the first quarter of 2010.

c)  Lease Termination Costs

In connection with the March 2010 Restructuring, we settled the liability with respect to lease obligations for two office spaces no longer in use for $5.2 million in cash.  As a result of the settlement, we recorded a reduction of $48.0 million in lease termination expenses as a recovery of provision for losses in the first quarter of 2010.

d)  Accrued Assumption Fees

The accrued assumption fees of $27.6 million relate to the restructuring of certain credit intermediation agreements (see Note 28).

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16 – Liabilities of Consolidated Partnerships

Financial information presented for March 31, 2010 for the Tax Credit Fund Partnerships and Property Partnerships is as of December 31, 2009, the most recent date for which information is available.  Similarly, the financial information presented for December 31, 2009 for those partnerships is as of September 30, 2009.

The table below provides the components of liabilities of consolidated partnerships as of the dates presented:

	March 31, 2010	December 31, 2009
(in thousands)	Tax Credit Fund and Property Partnerships	Tax Credit Fund and Property Partnerships
Notes payable	$175,766	$155,810
Due to property partnerships	179,018	209,868
Other liabilities	267,534	226,391
Total liabilities	$622,318	$592,069

Changes in the balances since December 31, 2009 are due to transactions undertaken in the ordinary course of business as well as the impact of the adoption of SFAS 167, which resulted in an increase in liabilities of consolidated partnerships of $110.0 million as of January 1, 2010 (see Note 1 – Recently Issued Accounting Pronouncements).

Due to Property Partnerships

The liability reflects the unfunded portion of capital commitments made by Tax Credit Fund Partnerships to acquire equity investments in property partnerships (see Note 12).

NOTE 17 – Redeemable Securities

The table below provides the components of redeemable securities as of the dates presented:

(in thousands)	March 31, 2010			December 31, 2009
Series	Carrying Value	Number of Shares	Number of common shares if converted	Carrying Value	Number of Shares	Number of common shares if converted
Convertible Redeemable CRA Shares	$12,060	695	695	$93,170	5,682	5,617
Redeemable CRA Shares	--	--	--	4,834	271	--
Convertible Redeemable CRA Preferred Shares	--	--	--	51,193	1,060	1,916
Redeemable CRA Preferred Shares	--	--	--	54,055	1,100	--
11.0% Cumulative Convertible Preferred Shares	--	--	--	129,228	11,202	12,192
Total	$12,060	695	695	$332,480	19,315	19,725

A.  Redeemable CRA Shares

In March 2010, substantially all of the CRA Shares were converted to the new issue of Special Series A Shares (see Note 18) and are no longer subject to the redemption option.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In addition, dividends in arrears of $18.0 million for the 11.0% Cumulative Convertible Preferred Shares and $7.0 million for the Redeemable Preferred CRA Shares were eliminated upon the conversion of these shares to Special Series A Shares.

B.  11.0% Cumulative Convertible Preferred Shares

In February 2010, 100 of these shares were converted to 108 common shares.  In March 2010, all shares remaining were converted to Special Series A Shares (see Note 18).

Upon conversion of the above Redeemable Securities, we recorded an increase to common shareholder’s equity of $286.2 million, representing the difference between the carrying value of the Redeemable Securities at conversion and the fair value of the Special Series A Shares issued.

NOTE 18 – Centerline Holding Company Equity

A.  Convertible CRA Preferred Shares

We had Convertible CRA shares for which shareholders did not elect to take the redemption option described in Note 17.  In connection with the March 2010 Restructuring, all these shares were converted to Special Series A Shares (see B. Special Series A Shares below).

B.  Special Series A Shares

On March 5, 2010 the Board approved a resolution creating a series of shares of beneficial interest in the Company designated as Special Series A Shares.  The Board authorized a total amount of 19.9 million of Special Series A Shares. Each Special Series A Share is equivalent to 15 common shares on an as-converted basis (the “Conversion Ratio”) as to both voting and economic rights.  Special Series A shareholders are entitled to distributions at the same time as, and only if, we pay distributions to our common shareholders.  Special Series A shareholders are also entitled to the same allocation of earnings as allocated to common shares and are not entitled to any liquidation preference.  Such distributions and allocations to Special Series A shareholders would be equivalent to that of the common shareholders multiplied by the Conversion Ratio.

In connection with the March 2010 Restructuring, we issued a total of 19.3 million Special Series A Shares.  Most of the shares included in our classification of “Redeemable Securities” (see Note 17) and all of the shares included in “Convertible CRA Preferred Shares” were converted into 14.0 million of these shares.  In connection with the March 2010 Restructuring, C-III purchased 4.1 million of these shares for total attributable proceeds of $10.0 million.  In connection with the restructuring of our credit intermediation agreements, we issued 1.2 million Special Series A Shares to Natixis Capital Markets North America, Inc. (“Natixis”) (see Notes 28).

Special Series A Shares were recorded to equity at fair value as of the date of issuance.  We expect to convert all of these shares to common shares upon an increase in the number of our authorized common shares.

C.  Lock-Up Agreements and Series B Special Shares related to Tax Benefits Preservation Plan

We entered into lock-up agreements with each of Wells Fargo Bank, NA and one of its affiliates, Bank of America, NA and certain of its affiliates, Natixis, and affiliates of TRCLP pursuant to which each of them  agreed  for a period of three years commencing on the date of the March 2010 Restructuring not to offer, sell, offer to sell, contract to sell,  grant any option to purchase or otherwise sell or dispose of any of their Centerline equity interests or take an action that could result in a transfer or deemed transfer  of their Centerline equity interests, subject to certain exceptions set forth in each such lock up agreement.   Each of TRCLP, Wells Fargo Bank, NA, Bank of America, NA, and Natixis also agreed (with few exceptions) not to acquire any additional Centerline equity interests during the lock-up period, subject to certain exceptions set forth in each such lock up  agreement

In addition to the lock up agreement, our Board of Trustees adopted a Tax Benefits Preservation Plan (the “Rights Plan”), which, along with the lock-up agreements, is intended to preserve the utilization of our net operating loss carry forwards.  Use of these carry forwards could be jeopardized if we were to have a “change in control” as defined by Section 382 of  the Internal Revenue Code of 1986, as amended.

Pursuant to the Rights Plan, all existing common shares, Special Series A Shares, special preferred voting shares and those redeemable securities that did not convert to Special Series A Shares are entitled to purchase rights.  The common shares and remaining redeemable securities are entitled to one right each and the new Special Series A Shares are entitled to 15 rights each, commensurate with their conversion ratio to common shares.  Each purchase right will entitle the holder to purchase one one-millionth of a Series B Special Shares (the “Series B Shares”) at $0.66 per one one-millionth of a Series B Share, both subject to anti-dilution adjustment.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The rights would only be distributed if certain events were to happen that could lead to a “change in control” resulting in a loss of net operating loss carryforwards and would only be exercisable upon distribution.  Until a right is distributed and exercised, it provides no incremental economic or voting rights to the holders of the associated shares.

Each Series B Share purchased upon the exercise of the rights would be entitled to preferential quarterly distributions and preferential payment in the event of our liquidation, dissolution or winding up.  Each Series B Share would have 1,000,000 votes and would vote together with our common shares of beneficial interest.  Finally, in the event of any merger, consolidation or other transaction in which common shares of beneficial interest are exchanged, each Series B Share would be entitled to receive 1,000,000 times the amount received per common share.  Series B Shares would not be redeemable.

The Rights Plan is intended to deter any potential acquirer of shares issued by the Company from acquiring shares which results in a loss of our net operating loss carryforwards and accordingly the Rights Plan may never be triggered.

D.  Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) were as follows:

(in thousands)	Net Unrealized Gain/(Loss) on Available-for- Sale Securities	Net Unrealized Gain/(Loss) on Derivatives, Net of tax	Net Unrealized Gain/(Loss) of Equity Investees	Net Unrealized Loss Attributable to Non-controlling Interests In Consolidated Partnerships	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2010	$(68,947)	$--	$(44,179)	$(894,711)	$(1,007,837)
Unrealized gains (losses), net	4,312	--	16,448	--	20,760
Adoption of SFAS 167	56,878	--	43,005	894,711	994,594
Reclassification to net income	20,711	--	--	--	20,711
Reclassification due to deconsolidation	(1,109)	--	(15,274)	--	(16,383)
Balance at March 31, 2010	$11,845	$--	$--	$--	$11,845

(in thousands)	Net Unrealized Gain/(Loss) on Available-for- Sale Securities	Net Unrealized Gain/(Loss) on Derivatives, Net of tax	Net Unrealized Gain/(Loss) of Equity Investees	Net Unrealized Loss Attributable to Non-controlling Interests In Consolidated Partnerships	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2009	$(95,321)	$(11,622)	$(142,468)	$(894,711)	$(1,144,122)
Unrealized gains (losses), net	(15,372)	--	(5,480)	--	(20,852)
Reclassification to net loss	8,114	974	--	--	9,088
Balance at March 31, 2009	$(102,579)	$(10,648)	$(147,948)	$(894,711)	$(1,155,886)

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 19 – Non-controlling Interests

The table below provides the components of non-controlling interests as of the dates presented:

(in thousands)	March 31, 2010	December 31, 2009

Limited partners interests in consolidated partnerships	$3,442,887	$3,341,081
Preferred shares of a subsidiary (not subject to mandatory repurchase)(1)	104,000	104,000
Convertible Special Common Units (“SCUs”) of a subsidiary; 12,731 outstanding in 2010 and 2009	(88,300)	(89,375)
Convertible Special Common Interests (“SCIs”) of a subsidiary; 258 outstanding in 2009	--	364
Other(2)	4,880	5,715
Total	$3,463,467	$3,361,785

(1)   For detail of the terms of these securities (as well as Preferred shares of a subsidiary (subject to mandatory repurchase)) refer to the 2009 Form 10-K.
(2)   “Other” non-controlling interests primarily represent the 10% interest in CFin Holdings owned by Natixis.

(Income) loss allocated to non-controlling interests, net of tax, was as follows:

	Three Months Ended March 31,
(in thousands)	2010	2009
Limited partners interests in consolidated partnerships	$47,796	$293,740
Preferred shares of a subsidiary (not subject to mandatory repurchase)	(1,556)	(1,556)
SCUs	(1,075)	9,074
SCIs	(9)	133
Other	821	133
Total income (loss) allocated to non-controlling interests, net of tax	$45,977	$301,524

Limited Partners Interests in Consolidated Partnerships

Non-controlling interests in consolidated partnerships represents the equity balances of third-party investors in the Tax Credit Fund and Property Partnerships and the CMBS and High-Yield Debt Fund Partnerships.  Upon adoption of SFAS 167 as of January 1, 2010, we were required to consolidate almost all of the CMBS and similar trusts and six Tax Credit Fund Partnerships and 56 Property Partnerships not previously consolidated (see Note 1).  As part of the March 2010 Restructuring, we sold our co-investment, management interests in and loan receivables from the CMBS and High-Yield Debt Fund Partnerships, resulting in the deconsolidation of the funds as well as the newly consolidated trusts within the CMBS and High-Yield Debt and Fund Partnerships, negating this impact of adoption upon our equity balance.  During first quarter of 2010, we gained control over the general partnership interest of two Property Partnerships, which we consolidated accordingly.

Special Common Units (“SCUs”)

In connection with our acquisition of Centerline Affordable Housing Advisors, LLC (“CAHA”), our subsidiary issued membership interests in the form of 16.1 million SCUs, of which 12.7 million remained outstanding as of March 31, 2010.  Except as noted below, SCU holders are entitled to distributions at the same time as, and only if, we pay distributions on our common shares.  SCU distributions are calculated as the amount of common share distributions divided by 0.72, to adjust for the taxable nature of the income comprising the SCU distributions (the “Tax Gross-Up”).  SCU distributions are payable only to the extent of the subsidiary’s cash flow, supplemented by a loan of all but $5.0 million from the parent trust in the event of a shortfall (the “Shortfall Provision”).  Any remaining shortfall will accrue interest at a market rate and will only be payable at the time the subsidiary has sufficient cash flow.  As part of our March 2010 restructuring, the Shortfall Provision and the Tax Gross-Up were eliminated with respect to 11.2 million SCUs.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As part of the March 2010 Restructuring, we issued a total of 19.3 million Special Series A Shares (see Note 18), resulting in a dilution of the voting rights attributable to SCU holders.  As we no longer deem the SCU holders to possess significant influence, we will, as of the date of the March 2010 Restructuring, no longer allocate income to SCU holders.

Special Common Interests (“SCIs”)

In February, 2010, all 257,592 outstanding SCI shares were exchanged for 257,592 common shares.

NOTE 20 – General and Administrative Expenses and (Recovery) Provision for Losses

A.	General and Administrative Expenses

The table below provides the components of general and administrative expenses for the periods presented:

	Three Months Ended March 31,
(in thousands)	2010	2009

Salaries and benefits	$13,507	$12,998
Other:
Professional fees	13,696	1,518
Other fees	30,465	--
Tax Credit Fund origination and property acquisition	16	548
Rent expense	1,548	4,982
Miscellaneous	4,911	4,503
Total	$64,143	$24,549

1.  Professional fees

The increase in professional fees reflects mainly legal and other fees we incurred in connection with the March 2010 Restructuring.

2.  Other fees

Other fees includes assumption fees of $27.6 million relating to the restructuring of certain credit intermediation agreements with Merrill Lynch (see Note 28), as well as other expenses of $2.8 million relating to the issuance of Special Series A Shares to Natixis as part of the restructuring of certain credit intermediation agreements (see Note 28).

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

B.	(Recovery) Provision For Losses

The table below provides the components of the (recovery) provision for losses for the periods presented:

	Three Months Ended March 31,
(in thousands)	2010	2009

Affordable Housing loss reserve (see Note 28)	(62,000)	--
Mortgage banking loan loss reserve (see Note 28)	935	--
Lease termination costs	(48,044)	--
Bad debt reserves	(3,387)	2,420
Total	$(112,496)	$2,420

1.  Affordable Housing loss reserve

During the first quarter of 2010 we recorded a $62.0 million reduction in loss reserves, primarily the result of restructuring of our credit intermediation agreements (see further discussion in Note 28 under Loss Reserve).  Partially offsetting this decrease was a $22.8 million impairment recorded on our Series B Freddie Mac Certificates, also primarily the result of restructuring of our credit intermediation agreements.

2.  Lease termination costs

In connection with the March 2010 Restructuring we settled a liability with respect to lease obligations for two office spaces no longer in use.  As part of the settlement we paid a total of $5.2 million, resulting in a net reduction of $48 million in lease termination costs during the first quarter of 2010.

3.  Bad debt reserves

We advance funds to Tax Credit Fund Partnerships to allow them to make supplemental loans for property partnerships in which they invest.  During the first quarter of 2010, based on assessment of collectability, we reduced bad debt reserves by $3.4 million.

NOTE 21 – Loss on Impairment of Assets

The table below provides the components of loss on impairment of assets for the periods presented:

	Three Months Ended March 31,
(in thousands)	2010	2009

Available-for-sale investments (see Note 7):
Series B Freddie Mac certificates	$22,814	$8,549
Stabilization escrow	(405)	--
Syndicated corporate debt		14
	$22,409	$8,563

A.  Series B Freddie Mac Certificates

Due to our expectation of increased severity of credit losses in the mortgage revenue bonds underlying the Series B Freddie Mac certificates, as well as agreements reached with Merrill Lynch and Natixis regarding our credit intermediation agreements (see Note 28) we reduced the projected cash flows we will receive over the life of the investment and recognized an impairment of $22.8 million.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 22 – Revenues and Expenses of Consolidated Partnerships

Financial information presented for the three months ended March 31, 2010 and 2009, for the Tax Credit Fund and Property Partnerships represents actual results for the three months ended December 31, 2009 and 2008, respectively, the most recent date for which information was available.

The table below provides the components of revenue and expenses of Consolidated Partnerships for the periods presented:

	Three Months Ended March 31,
	2010	2009
(in thousands)	Tax Credit Fund and Property Partnerships	Tax Credit Fund and Property Partnerships
Interest income	$419	$1,599
Rental income	26,426	18,635
Other	1,072	32
Total revenues	$27,917	$20,266
Interest expense	$6,319	$1,953
Asset management fees	14,378	8,231
Property operating expenses	11,639	7,002
General and administrative expenses	10,750	8,042
Depreciation and amortization	13,355	10,224
Other (recoveries) expenses	3,181	(1,199)
Subtotal	53,303	32,300
Total expenses	$59,622	$34,253
Other losses from consolidated partnerships, net	$90,806	$115,839

Revenue and expenses of Consolidated Partnerships for the three months ended March 31, 2010 reflect the addition of six Tax Credit Fund Partnerships and 56 Property Partnerships consolidated upon the adoption of SFAS 167 effective January 1, 2010 (see Note 1 – Recently Issued Accounting Pronouncements).  Substantially all of the revenue and expenses of Consolidated Partnerships are attributable to non-controlling interest.

During the first quarter of 2009, one of the Tax Credit Fund Partnerships recognized a loss when two properties in which it had limited partner equity investments were foreclosed upon.  The loss, totaling $30.0 million, is included in “Other losses from consolidated partnerships” and was allocated entirely to the third-party investor in the Tax Credit Fund Partnership.

NOTE 23 – Share-Based Compensation

In connection with the March 2010 Restructuring, 4,072,864 non-vested shares previously issued to employees and 35,881 shares previously issued to the trustees were vested, resulting in additional expenses of $0.9 million recorded in the first quarter of 2010 recorded in “General and Administrative Expenses”.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 24 – Earnings per Share

The calculation of basic and diluted net loss per share is as follows:

	Three Months Ended March 31,
	2010		2009
(in thousands, except per share amounts)	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations

Numerator:
Net income (loss) attributable to Centerline Holding Company shareholders	$69,367	$70,344	$(21,014)	$(5,934)
Preferred dividends(1)	25,043	--	(5,013)	--
Undistributed loss attributable to Centerline Holding Company shareholders	94,410	70,344	(26,027)	(5,934)
Undistributed earnings attributable to redeemable securities	(2,735)	(2,038)	-	--
Effect of redeemable share conversions (Note 17)	285,167	--	(1,562)	--
Net income (loss) attributable to Centerline Holding Company shareholders used for EPS calculations – basic	$376,842	$68,306	$(27,589)	$(5,934)
Undistributed earnings allocated to redeemable securities on a dilution basis	54	40	--	--
Net income (loss) attributable to Centerline Holding Company shareholders used for EPS calculations – diluted	$376,896	$68,346	$(27,589)	$(5,934)
Denominator:
Weighted average shares outstanding
Basic	140,603	140,603	53,654	53,654
Effect of dilutive shares – Restricted shares	2,897	2,897	--	-
Diluted	143,500	143,500	53,654	53,654
Calculation of EPS:
Net income (loss) attributable to Centerline Holding Company shareholders	$376,842	$68,306	$(27,589)	$(5,934)
Weighted average shares outstanding – basic	140,603	140,603	53,654	53,654
Net income (loss) attributable to Centerline Holding Company shareholders – basic	$2.68	$0.49	$(0.51)	$(0.11)
Net income (loss) attributable to Centerline Holding Company shareholders	$376,896	$68,346	$(27,589)	$(5,934)
Weighted average shares outstanding –diluted	143,500	143,500	53,654	53,654
Net income (loss) per share attributable to Centerline Holding Company shareholders – diluted	$2.63	$0.48	$(0.51)	$(0.11)
(1) 2009 includes dividends in arrears. 2010 reflects a reversal of all preferred dividends in arrears upon conversion of the preferred CRA shares into Special Series A Shares.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 25 – Financial Risk Management and Derivatives

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

B.  Derivative Positions

As of March 31, 2010, we held the following derivative positions:

•
Developers of Properties:  We were party to 17 interest rate swap agreements with the developers of properties relating to certain mortgage revenue bonds we previously owned.  We entered into these swap agreements to effectively convert the fixed rate of interest (per the terms of the mortgage revenue bond) to a variable rate.  Under the terms of these agreements, we pay fixed interest rates equal to those of the related bonds and receive interest at a variable rate (based on the Securities Industry and Financial Markets Association (“SIFMA”) index).  Since the December 2007 re-securitization transaction, these swaps are now deemed to be free-standing derivatives.  At March 31, 2010, these swaps had an aggregate notional amount of $160.8 million, a weighted average interest rate of 5.87% and a weighted average remaining term of 12.73 years.

•
Our Affordable Housing group is party to an interest rate swap whereby we pay a variable rate of interest (based on the SIFMA index) and receive interest at a fixed rate.  At March 31, 2010, the swap had a notional amount of $9.5 million, with an interest rate of 0.59% and remaining term of 13.2 years.

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

C.  Financial Statement Impact

Interest rate swaps in a net liability position (“out of the money”) are recorded in accounts payable, accrued expenses and other liabilities and those in a net asset position (“in the money”) are recorded in deferred costs and other assets.  None of the swaps were designated as hedges as of the dates presented.  The amounts recorded were as follows:

(in thousands)	March 31, 2010	December 31, 2009
Net liability position	$16,493	$17,964
Net asset position	610	612

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Presented below are amounts included in Interest expense in the Condensed Consolidated Statements of Operations related to the swaps described above:

	Three Months Ended March 31,
(in thousands)	2010	2009
Designated as hedges:
Interest payments	$--	$--
Interest receipts	--	--
Ineffectiveness	--	--
Subtotal	--	--

Not designated as hedges:
Interest payments	2,544	8,269
Interest receipts	(967)	(3,538)
Change in fair value	581	(5,836)
Amortization of unrealized loss reclassified from accumulated other comprehensive income	--	976
Subtotal	2,158	(129)

Terminated swap contracts:
Gain on termination of free-standing derivatives	(2,052)	--
Included in interest expense	$106	$(129)

As of March 31, 2010 and December 31, 2009, we had no accumulated other comprehensive loss (exclusive of the tax impact) relating to the swaps described above.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 26 – Related Party Transactions

Investments in and Loans to Affiliates

The table below provides the components of investments in and advances to affiliates as of the dates presented:

(in thousands)	March 31, 2010	December 31, 2009
Within continued operations:
Fund advances related to property partnerships, net(1)	$50,366	$46,847
Other receivables from partnerships, net	524	522
Fees receivable and other, net	6,595	7,582
Subtotal	57,485	54,951
Less: Eliminations(2)	(57,472)	(52,969)
Total for continued operations	$13	$1,982
Within discontinued operations:
Loan to AMAC	$--	$79,877
Investment in AMAC common and preferred shares	12,195	12,195
Interest receivable on loan to AMAC	3,872	3,872
Fees receivable from AMAC	1,290	1,290
Subtotal	17,357	97,234
Cumulative equity losses and reserves	(17,357)	(92,934)
Subtotal	--	4,300
Co-investment in consolidated CMBS and High-Yield Debt Fund Partnerships	--	(77,400)
Co-investment in CUC	--	2,306
Fund advances related to property partnerships, net	--	707
Other receivables from partnerships, net	--	12,931
Fees receivable and other, net	--	505
Subtotal	--	(56,651)
Less: Eliminations(2)	--	64,469
Total for discontinued operation	$--	$7,818

(1)   Net of reserves of $22.1 million at March 31, 2010, and $24.0 million at December 31, 2009.
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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Impact to Statements of Operations

Our Condensed Consolidated Statements of Operations included the following amounts pertaining to related party transactions:

(in thousands)	Included in following line item on Condensed Consolidated Statements of Operations	Three Months Ended March 31,
		2010	2009

Within continued operations:
Expenses for advisory and management services provided by Island	General and Administrative	$724	$--

Expenses for consulting and advisory services provided by The Related Companies LP (“TRCLP”)	General and Administrative	$12	$--

Expense for property management services provided by TRCLP	Other Losses from Consolidated Partnerships, Net	$1,468	$1,430

Net interest rate swap payments to property developers controlled by TRCLP	Interest Expense	$644	$591

Within discontinued operations:
AMAC servicing fee income	Fee Income	$(46)	$(75)

Equity loss of CUC	Equity and Other Income	$63	$11

A.  Island Centerline Manager LLC (the “Manager”)

In connection with the March 2010 Restructuring, we entered into a management agreement with Island Centerline Manager LLC an entity owned and operated by a subsidiary of Island Capital (collectively, “Island”).  The agreement provides for an initial five year term and, subject to a fairness review of management fees, for successive one year renewal terms.  Pursuant to the agreement:

•	Island will provide executive management and strategic, restructuring and general advisory services to us; and

•
we will pay $5.0 million of advisory fees over a 12 months period from the date of the agreement for certain fund management review services, a $5.0 million annual base management fee and an annual incentive fee based on EBITDA (as defined in the agreement).

The agreement provides each party with various rights of termination, which in our case under certain circumstances would require the payment of a termination fee in an amount equal to three times the base and incentive fee earned during the previous year.

B.  The Related Companies L.P.

A subsidiary of The Related Companies, L.P. (“TRCLP”) which is controlled by Stephen M. Ross, the former chairman of our Board of Trustees, earned fees for performing property management services for various properties held in Tax Credit Fund Partnerships we manage.

In addition and as part of the March 2010 Restructuring, another affiliate of TRCLP agreed to incur $5.0 million of the debt under our Term Loan and Revolving Credit Facility (the “TRCLP Loan”) in connection with a consulting and advisory agreement we entered into with the TRCLP affiliate.

Pursuant to the consulting agreement, TRCLP will perform certain consulting and advisory services, TRCLP will have a right to information with respect to the future sale of interests held by Tax Credit Fund Partnerships in certain property partnerships and have a right to bid on certain of such interests or properties on market terms if they become available for sale. Under the consulting agreement, the Company is obligated to pay fees to the TRCLP affiliate equal to the interest payable on the TRCLP Loan.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The agreement is terminable by the affiliate of TRCLP without cause and by us in the event the affiliate of TRCLP does not perform its services to our reasonable satisfaction or if TRCLP competes with us with respect to certain tax credit syndication activities.  We may also terminate the agreement upon a change in control provided we pay a termination fee in an amount equal to the then-fair market value of the rights under the agreement.  If TRCLP terminates the agreement without cause, or if we terminate the agreement for cause, the affiliate of TRCLP is required to immediately repay the remaining principal balance of the TRCLP Loan.  If we terminate the agreement for any reason other than the affiliate of TRCLP’s default in performing its services, we are obligated to immediately repay the remaining principal balance of the TRCLP Loan.  If we and the affiliate of TRCLP mutually agree to terminate the agreement, each party will pay 50% of the remaining principal balance of the TRCLP Loan.

The $5.0 million of debt assumed by TRCLP was recorded as an extinguishment of debt for which we deferred a $5.0 million gain. The deferred gain will be recognized into income over the life of the consulting agreement.

C.  Fund Advances Related to Property Partnerships, Net

Due from partnerships represents monies we loaned to certain Tax Credit Fund Partnerships to allow them to provide financial support to property partnerships in which they invest.  We expect the Tax Credit Fund Partnerships will repay those loans from the release of reserves, proceeds from asset sales and other operating sources.  Loans we made (net of recoveries) were $0.9 million in the first quarter of 2010 and $11.6 million in 2009.  In connection with the restructuring of certain credit intermediation agreements, certain of these fund advances were contributed to our Centerline Guaranteed Holdings LLC (“Guaranteed Holdings”) and CFin Holdings subsidiaries. See Affordable Housing Transactions – Property Partnerships in Note 28).

D.  Other

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

E.  AMAC

Through one of our subsidiaries, we manage the operations of AMAC.  In addition, we own 0.6 million common shares (6.9% of the class) and 0.3 million shares of its 7.25% Series A Cumulative Convertible Preferred Shares (41.2% of the class). We accounted for this investment utilizing the equity method as we could exercise significant influence over AMAC’s financial and operating policies via our advisory agreement.

We also extended a revolving credit facility to AMAC, with a maximum capacity of $80.0 million.

As AMAC had been developing a plan of liquidation, we stopped recording equity losses related to its operations in the fourth quarter of 2008 and recorded an impairment charge in 2008 and 2009 for the loan we had provided.  Additionally, we recorded a charge to reduce our investment in AMAC shares to zero, ceased accruing asset management fees receivable and wrote off the remaining balance of the intangible asset associated with the management agreement (see also Note 29).

We served as the collateral manager for AMAC’s $400.0 million CDO and serviced all of the loans in AMAC’s investment portfolio, performing all primary and special servicing functions.  Pursuant to the servicing agreement, we received fees from AMAC based on the dollar amount of loans we serviced and recorded these fees in “Fee income” in the Condensed Consolidated Statements of Operations.  Since we collected these fees prior to any amounts being remitted to AMAC, we continued to recognize these fees as income.

In the March 2010 Restructuring, we sold the loan and the collateral management contract for a total proceeds of $3.3 million. As we are only managing AMAC until approval of its plan of bankruptcy, recorded a full impairment of our investment in AMAC common shares, sold the loan and will be recording no future equity income we included AMAC within discontinued operations. We recorded a $1 million loss on the sale of the loan and collateral management contracts (see also Note 2).

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 27 – Business Segments

Segment results include all direct and contractual revenues and expenses of each segment and allocations of certain indirect expenses based on specific methodologies.  These reportable segments are strategic business units that primarily generate revenue streams that are distinctly different and are generally managed separately.  Transactions between segments are accounted for as third-party arrangements for the purposes of presenting segment results of operations.  Typical intersegment eliminations include fees earned from Consolidated Partnerships and intercompany interest.

	Three Months Ended March 31,
(in thousands)	2010	2009
Revenue
Affordable Housing	$30,164	$32,332
Mortgage Banking	9,844	7,880
Corporate	1,151	1,329
Consolidated Partnerships	27,917	20,266
Eliminations	(16,464)	(17,182)
Consolidated Revenues	$52,612	$44,625
Depreciation and amortization
Affordable Housing	$860	$2,899
Mortgage Banking	2,528	2,558
Corporate	3,077	4,982
Consolidated Depreciation and Amortization	$6,465	$10,439
Depreciation and Amortization of Consolidated Partnerships	$13,355	$10,224
Net income (loss) attributable to Centerline Holding Company Shareholders
Affordable Housing	$23,678	$(9,253)
Mortgage Banking	1,304	741
Corporate	42,886	(14,650)
Consolidated Partnerships	(15)	(4)
Eliminations	1,514	2,152
Total net income (loss) attributable to Centerline Holding Company shareholders – continuing operations	$69,367	$(21,014)

(in thousands)	March 31, 2010	December 31, 2009
Identifiable Assets
Affordable Housing	$1,109,814	$1,074,696
Mortgage Banking	110,430	102,521
Corporate	169,845	153,080
Consolidated Partnerships	4,528,824	4,446,472
Eliminations of intersegment balances	(393,276)	(427,140)
Consolidated Assets – continuing operations	$5,525,637	$5,349,629

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 28 – Commitments and Contingencies

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

Total potential exposure pursuant to these transactions at March 31, 2010 is $1.3 billion, assuming the funds achieve no return whatsoever beyond the March 31, 2010 measurement date (this assumes that all underlying properties fail and are foreclosed upon, causing us to invoke the “calamity call” provision in each fund on March 31, 2010).  Of these totals, six of the agreements (with $571.2 million of the potential exposure) are transacted by our subsidiary, Centerline Financial, an isolated special purpose entity.

On March 5, 2010, we entered into with Natixis a Master Novation, Stabilization, Assignment, Allocation, Servicing and Asset Management Agreement (the “Natixis Master Agreement”) pursuant to which six of the credit intermediation agreements (with $371.9 million of the potential exposure) originally transacted with Centerline Capital Group Inc. (“CCG”) and Centerline Holding Company (“CHC”) were terminated and assumed by CFin Holdings, an isolated special purpose entity owned 90% by CCG and 10% by Natixis. In connection with the Natixis Master Agreement, all current and future voluntary loans, receivables, and SLP fees associated with all Natixis Credit Enhanced Funds were assigned to CFin Holdings (see Property Partnerships below).  As part of the Natixis Master Agreement, if certain conditions are met, we and Natixis have agreed to terms for the restructuring of certain bonds that were part of the Freddie Mac Resecuritization and Natixis has agreed to allow certain assets of CFin Holdings to be used for these bond restructurings.  In connection with the Natixis Master Agreement, we issued Natixis 1.2 million Special Series A Shares and recorded an expense of $2.8 million in “Other Fees” within “General and Administrative Expenses” on our condensed consolidated statements of operations.

Also on March 5, 2010, the Company entered into with Merrill Lynch a Transaction Assignment Agreement (the “Merrill Transaction Assignment Agreement”) pursuant to which eight of the credit intermediation agreements (with $352.8 million of the potential exposure) originally transacted with CCG and CHC were assigned and assumed by Centerline Guaranteed Holdings LLC, an isolated special purpose entity and wholly owned subsidiary of CCG, which was capitalized with; all current and future voluntary loans, receivables, and SLP fees associated with all Merrill Credit Enhanced Funds, deposit collateral of $68.4 million held by Merrill Lynch, and $0.6 million in cash.  In connection with the Merrill Transaction Assignment Agreement, CHC entered into a Reaffirmation of Guarantee in favor of Merrill Lynch whereby under certain circumstances CHC will indemnify Merrill for losses incurred under the yield transactions to the extent these losses are caused by events that occurred prior to the execution of the Merrill Transaction Assignment Agreement.  As part of the Merrill Transaction Assignment Agreement, if certain conditions are met, we have agreed to terms for the restructuring of certain bonds that were part of the Freddie Mac Resecuritization and Merrill has agreed to allow certain assets of Guaranteed Holdings to be used for these bond restructurings.  In connection with the Transaction Assignment Agreement, we accrued a $27.6 million assumption fee in “Other Fees” within “General and Administrative Expenses” on our condensed consolidated statements of operations.  The fee is due upon the termination of certain yield transactions and is calculated as the greater of $42.0 million or 50% of the value of the collateral securing Guaranteed Holdings’ obligations under these yield transactions.

The carrying value of all the above obligations under credit intermediation agreements, representing the deferral of the fee income over the obligation periods, was $26.8 million as of March 31, 2010 and $27.8 million as of December 31, 2009.  This amount is included in “Deferred revenues” within “Accounts payable, accrued expense and other liabilities” on our Condensed Consolidated Balance Sheets.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Property Partnerships

To manage our exposure to risk of loss, we have assumed the general partner interests in certain tax credit property partnerships from non-performing general partners as part of various settlement agreements.  We assumed these general partnership interests to preserve our direct or indirect investments in mortgage revenue bonds or the equity investments in lower tier partnerships on behalf of Tax Credit Funds Partnerships that we manage.

We have hired qualified property managers for each of these partnerships and seek to sell the general partner interests when economically feasible.  During our holding period, however, we may need to support the property partnerships if they have not yet reached stabilization or we may choose to fund deficits as needed, to protect our interests.  The assets continue to be actively managed to minimize the necessary cash flow outlays and maximize the performance of each asset.  While the properties are performing as expected thus far in 2010, due to the uncertain nature of cash needs at these property partnerships, we cannot estimate how much may ultimately be advanced while we own the general partner and co-general partner interests.

In addition, we may advance funds to Tax Credit Fund Partnerships to allow them to make supplemental loans for property partnerships in which they invest.  These advances are then repaid to us from cash flows, if any, at the Tax Credit Fund Partnership level.  Under the terms of our Term Loan and Revolving Credit Facility, we are, in certain cases, limited in the amount of advances that can be made.

As of March 31, 2010, we had a $72.9 million receivable for advances as described above, net of a $22.1 million reserve for bad debt (see Note 26).  On March 5, 2010, in connection with the restructuring of the Yield Transactions, we entered into Receivables Assignment and Assumption Agreements with both Natixis and Merrill pursuant to which $7.8 million and $17.3 million of the above receivables, net of reserves, were assigned from CAHA to CFin Holdings and Guaranteed Holdings, respectively.

Loss Reserve

During 2009, we developed a strategy to address a marked decline in the operating performance of many of the non-stabilized properties underlying our Affordable Housing investments, to manage our exposure under the yield transactions described above and to address the declining cash flows to our Series B Freddie Mac Certificates.  To address these matters and their potential impact on our interests, we expect to restructure many of the mortgage revenue bonds to allow the bonds secured by these properties to stabilize.  In connection with the Natixis Master Agreement and the Merrill Transaction Assignment Agreement, we have agreed to terms for the restructuring of certain of the mortgage revenue bonds.  This strategy, including the terms agreed to in the Natixis Master Agreement and the Merrill Transaction Assignment Agreement, entails cash infusions, which could approximate $247.4 million, from us and other parties with an economic interest in the properties, or may result in a reduction in the principal balance of our Series B Freddie Mac Certificates.

For many of the properties in the pools associated with the credit intermediation agreements described under “Yield Transactions” above, mortgage revenue bonds were included in the December 2007 re-securitization transaction, and certain credit intermediated funds have equity investments in the properties underlying some of the bonds which require restructuring.  If the required principal buy downs are not made for these bonds, the underlying properties can be foreclosed upon causing a substantial recapture of LIHTCs, thereby reducing the rate of return earned by the limited partners of the funds.  A reduction in the rate of return below the rate specified at inception of the investment fund would trigger a default event that could require a payment to be made by the Primary Intermediators to the limited partners of the funds.

Should the Primary Intermediators expend cash to execute these restructurings, CFin Holdings, CFin or Guaranteed Holdings may have to reimburse them or they may have to forfeit cash that we have deposited as collateral. Should the Primary Intermediators not expend cash to the extent we have projected, we could incur additional impairments of our Series B Freddie Mac Certificates.  We have analyzed the expected operations of the underlying properties and, as of March 31, 2010 maintain a reserve for possible losses of $78.0 million.  As of December 31, 2009 the reserve for possible losses was $140.0 million.  In addition, the impact of the assumed restructuring led to a $22.8 million impairment of our Series B Freddie Mac Certificates (see Notes 7 and 21).

Although we have not yet been called upon to make payments under the yield transaction obligations, we may be called upon to post collateral to Primary Intermediators.  In connection with the restructuring of the yield transactions in March 2010, we posted an additional $1 million relating to Merrill Lynch’s collateral requirements.  Additional collateral will be posted from the future sale of three properties in the Merrill Lynch Credit Enhanced portfolio.  As of March 31, 2010, we maintained collateral consisting of cash deposits of $68.4 million which is included in “Deferred costs and other assets, net” on our Condensed Consolidated Balance Sheets, to satisfy Merrill Lynch’s and Natixis’ collateral requirements.  In addition, as of March 31, 2010, Centerline Financial maintained a cash balance of $67.9 million as a capital requirement in support of its exposure under its credit intermediation agreements.  As previously noted the Company entered into Receivables Assignment and Assumption Agreements with both Natixis and Merrill pursuant to which $7.8 million and $17.3 million of the above receivables, net of reserves, were assigned from CAHA to CFin Holdings and Guaranteed Holdings, respectively.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

B.  Forward Transactions

At March 31, 2010, we had forward commitments under Freddie Mac programs of $98.7 million for mortgages to be funded through December 2010, and each lending commitment has an associated purchase commitment from either Fannie Mae or Freddie Mac.

In addition, those subsidiaries had commitments to sell mortgages that have already been funded.  Those that have been funded as of March 31, 2010, totaled $45.7 million and are included in “Investments – Other” as “Mortgage loans held for sale” on the Condensed Consolidated Balance Sheets.

C.  Mortgage Loan Loss Sharing Agreements

In our DUS program, we originate loans through one of our subsidiaries that are thereafter purchased or credit enhanced by Fannie Mae.  Pursuant to a master loss sharing agreement with Fannie Mae, we retain a first loss position with respect to the loans that we originate and sell under this program.  For these loss sharing loans, we assume responsibility for a portion of any loss that may result from borrower defaults, based on the Fannie Mae loss sharing formulas, and Fannie Mae risk Levels I, II or III.  All of the 902 loss sharing loans in this program as of March 31, 2010, were Level I loans.  For a majority of these loans, if a default occurs, we are responsible for the first 5% of the unpaid principal balance and a portion of any additional losses to a maximum of 20% of the original principal balance; any remaining loss is borne by Fannie Mae.  For 96 loans a modified risk sharing arrangement is applied in which our risk share is 0% to 75% of our overall share of the loss.  For Level II and Level III loans, we may carry a higher loss sharing percentage.  Pursuant to this agreement, we are responsible for funding 100% of mortgagor delinquency (principal and interest) and servicing advances (taxes, insurance and foreclosure costs) until the amounts advanced exceed 5% of the unpaid principal balance at the date of default.  Thereafter, for Level I loans, we may request interim loss sharing adjustments which allow us to fund 25% of such advances until final settlement under the master loss sharing agreement.  No interim sharing adjustments are available for Level II and Level III loans.

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

Our maximum exposure at March 31, 2010, pursuant to these agreements, was $916.8 million (representing what we would owe in accordance with the loss sharing percentages with Fannie Mae and Freddie Mac described above if every loan defaulted and losses were incurred in amounts equal to or greater than these levels for which we are responsible), although we believe this amount is not indicative of our actual potential losses.  We maintain an allowance for loan losses for loans originated under these product lines at a level that, in management’s judgment, is adequate to provide for estimated losses.  At March 31, 2010 and December 31, 2009, that reserve was $24.5 million and $24.2 million, respectively, which represents our estimate of potential losses as of those dates.  The reserve is recorded in “Accounts payable, accrued expenses and other liabilities” on our Condensed Consolidated Balance Sheet.

As of March 31, 2010, we maintained collateral consisting of money market and short-term investments of $10.8 million, which is included in “restricted cash” on our Condensed Consolidated Balance Sheet, to satisfy two Fannie Mae collateral requirements.

We are also required by the master agreement with Freddie Mac to provide collateral in the amount of 8% of the original principal balance as security for payment of the reimbursement obligation.  The collateral can include a combination of the net worth of one of our Mortgage Banking subsidiaries, a letter of credit and/or cash.  To help cover this collateral requirement, we have a letter of credit arrangement with Bank of America as a part of our Revolving Credit Facility (see Note 13).  At March 31, 2010, commitments under this agreement totaled $12.0 million.

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

Federal Securities Cases

On January 18, 2008, the first of the federal securities putative class actions was filed against us and certain of our officers and trustees in the United States District Court for the Southern District of New York.  Thereafter, five other, essentially duplicative putative class actions were also filed in the same court.  The complaint in each case asserted that we and other defendants allegedly violated federal securities law by failing to disclose in a timely fashion our December 2007 transaction with Freddie Mac.  On May 5, 2008, the Court designated Centerline Investor Group, which is made up of several shareholders, as lead plaintiff for these cases.  Pursuant to the Court’s stipulation and order dated March 3, 2008, the lead plaintiff filed a consolidated complaint on July 7, 2008 in this action, In re Centerline Holding Company Securities Litigation, No. 08 CV 00505.  The consolidated complaint also alleges violations of the federal securities laws in connection with our announcement of the Freddie Mac transaction, changes to the Company’s business model, and the reduction in dividend guidance policy, and seeks an unspecified amount of compensatory damages and other relief on behalf of all persons or entities that purchased the common stock of Centerline Holding Company during the period March 12, 2007 through December 28, 2007.  The defendants in this action filed a motion to dismiss the consolidated complaint on October 27, 2008 and the motion was granted by U.S District Court Judge Shira Scheindlin on January 12, 2009.  Judge Scheindlin granted the plaintiff leave to replead, and the plaintiff filed an Amended Consolidated Complaint on March 13, 2009.  On April 30, 2009, the Defendants in this case filed a motion to dismiss the Amended Consolidated Complaint. The lead Plaintiff filed his opposition to Defendants' motion to dismiss on June 12, 2009 and the Defendants filed their reply to the opposition motion filed by the Plaintiffs on June 30, 2009.  On August 4, 2009 the Defendants’ motion to dismiss was granted and the case was dismissed without leave for the plaintiff to replead.  On September 2, 2009, Plaintiff filed an appeal of the District Court’s decision with the Second Circuit Court of Appeals.  Both the plaintiffs and the defendants filed briefs in this appeal and oral argument before the Second Circuit Court of Appeals was held on April 7, 2010.  No decision has yet been rendered by the Second Circuit.

Derivative Lawsuits

On January 15, 2008, the first of the state law cases, a putative class and derivative action, entitled Off v. Ross, CA No. 3468-VCP, was filed against us, our Board of Trustees and TRCLP in the Delaware Court of Chancery.  The lawsuit concerned our sale of a new issue of convertible preferred stock to an affiliate of TRCLP.  The lawsuit alleges claims for breach of fiduciary duty against the Trustees and seeks an unspecified amount of compensatory damages from them as well as injunctive relief against all defendants.  Thereafter, seven other derivative lawsuits asserting the same or similar claims were filed in state and federal courts in New York and in the Delaware Chancery Court.  Four of these later-filed actions also allege that the trustees breached their fiduciary duties to us by allegedly violating the federal securities laws (as alleged in the federal securities lawsuits described above).  We are named solely as a nominal defendant in all eight derivative actions and no monetary relief is sought against us in any of those cases.  The seven derivative actions filed subsequent to the Off case are:

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

On April 28, 2008, a consolidated amended verified complaint alleging breaches of fiduciary duties of loyalty, candor, due care, fair dealing, waste of corporate assets and unjust enrichment, was filed against us and our board of trustees in Carfagno v. Schnitzer et al., 08 CV 912 (SAS) and Broy v. Blau, 08 CV 1971 (SAS), pending in the U.S. District Court for the Southern District of New York.  The action was styled both as a derivative suit and as a class action on behalf of all holders of Centerline securities who qualified to purchase our 11.0% Preferred Shares pursuant to the rights offering but who did not do so.  In late March 2009, the plaintiffs and defendants reached a basis of settlement which would require a reduction in the rate payable on the 11.0% Convertible Preferred Shares held by TRCLP and its affiliates to 95% and an increase in the conversion price from $10.75 to $12.35.  A Stipulation of Settlement was filed with the U.S. District Court (SDNY) on April 8, 2009 and a fairness hearing for approval of the settlement was held May 18, 2009.  At that time the District Court entered a Final Judgment approving the Settlement, which was to become effective once the Delaware Court of Chancery dismisses the Off and Ciszerk matters with prejudice. Prior to dismissal of the Off and Ciscerk matters, TRCLP as the holder of a majority of the 11.0% Preferred Shares, consented to an amendment and restatement of the certificate of designation for such series of shares to reflect the foregoing changes and such amendment and restatement was adopted on March 5, 2010.  On  December 16, 2009, the Delaware Chancery Court dismissed the Off matter with prejudice and on April 12, 2010, that court dismissed the Ciszerk matter with prejudice.  On April 14, 2010, U.S. District Court for the Southern District of New York confirmed the effectiveness of the Carfagno settlement.  Attorneys for the defendants are currently seeking voluntary dismissal of the remaining derivative actions on the basis of res judicata.

In addition, the outside members of the Board of Trustees have received a letter from one of our purported shareholders demanding that they investigate potential claims against our officers and others arising out of the allegations asserted in the federal securities litigation.  The independent Trustees determined, at their meeting on March 11, 2009, to defer further consideration of the letter until after the District Court had decided the motion to dismiss the Amended Consolidated Complaint described above.  The independent trustees further advised the shareholder in a letter dated August 12, 2009 that given the dismissal of the case by the District Court, no further action was required.  No additional action has been taken during the pendency of the Second Circuit appeal.

Other

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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On or about November 25, 2009, affiliates of Centerline commenced two actions against David Rubin, Marc Gelman and various affiliates of Enhanced Affordable Development Co., LLC that have served as the managing members or general partners of the Lake Point, Orchard Mill, Shannon Lake, Fox Hollow and Huntington Reserve LIHTC projects.  One of the lawsuits, entitled Centerline Capital Group Inc. v. Lake Point Management, LLC, et al., Index No. 603602/09 (NY Co. Sup. Ct.) (the “CCG v. Lake Point Case”), seeks money damages, injunctions and declaratory relief respecting breaches of the operating agreements, partnership agreements and certain guarantee agreements for those projects and the removal of the Enhanced entity as the managing member or general partner of each such project.  The second lawsuit, entitled CharterMac Atlanta SLP LLC, et al. v. Rubin, et al., Index No. 603601/09 (NY Co. Sup. Ct.) (the “CharterMac Case”), arises from the termination of certain interest rate swap agreements due to loan defaults by the borrower on the mortgage loan for each of those five projects.  A Centerline affiliate serves as the servicer for the mortgage loan for each of the five project partnerships.  On or about March 8, 2010, the defendants in the Centerline v. Lake Point  Case served their Answer, Counterclaims and Third-Parties Complaint, in which they asserted: (i) counterclaims against Centerline for breach of contract, breach of fiduciary duty and tortious interference with contract; (ii) third-party claims against CharterMac Atlanta SLP LLC, CharterMac Lake Point Associates LLC, CharterMac Orchard Mill Associates LLC, CharterMac Shannon Lake Associates LLC, CharterMac Credit Enhanced SLP LLC-Series G, and Centerline Credit Enhanced Partners LP-Series G (collectively, the “CharterMac Case Subsidiaries”), which are subsidiaries of Centerline Credit Enhanced Partners LP-Series F or Centerline Credit Enhanced Partners LP-Series G, the investors in the Projects and the plaintiffs in the CharterMac Case, for breach of fiduciary duty and conspiracy to breach fiduciary duty; (iii) third-party claims against an officer of Centerline for allegedly aiding and abetting breaches of fiduciary duty and conspiracy to breach fiduciary duties; and (iv) a counterclaim against Centerline and a third-party claim against the bond trustees for the Projects seeking a declaratory judgment about the use of certain escrows held by those trustees.  The counterclaims against Centerline seek money damages that are alleged to exceed $81 million in the aggregate and the third-party claims against the CharterMac Case Subsidiaries seek money damages that are alleged to exceed $51 million in the aggregate.  The counterclaims and third-party claims also seek, among other things, punitive damages of not less than $50 million and attorneys’ fees from the Company and the CharterMac Case Subsidiaries.  The time for the defendants in the CharterMac Case to answer and assert any counterclaims or third-party claims has not yet expired.  The parties are currently engaged in settlement negotiations.  If the disputes cannot be settled to the satisfaction of Centerline and the CharterMac Case Subsidiaries, then each intends to defend vigorously against the claims asserted by the defendants and to prosecute their own claims against the defendants.  The Company considers an unfavorable outcome in these cases to be remote.

E.  Other Contingent Liabilities

We have entered into several transactions pursuant to the terms of which we will provide credit support to construction lenders for project completion and Fannie Mae conversion.  In some instances, we have also agreed to acquire subordinated bonds to the extent the construction period bonds do not fully convert.  In some instances, we also provide payment, operating deficit, recapture and replacement reserve guarantees as business requirements for developers to obtain construction financing.  Our maximum aggregate exposure relating to these transactions was $203.1 million as of March 31, 2010 (although, to date, we have had minimal exposure to losses under these transactions and anticipate no material liquidity requirements in satisfaction of any guarantee issued).

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

Centerline Financial has two credit intermediation agreements to provide for monthly principal and interest debt service payments for debt owed by property partnerships owned by third parties, to the extent there is a shortfall in payment from the underlying property.  In return, we receive fees monthly based on a fixed rate until the expiration of the agreements which occur in 2010 and 2023.  Total potential exposure pursuant to these transactions is $33.7 million as well as monthly interest obligations, assuming the bonds default and cannot be sold.  The recourse upon default would be to acquire the bond and foreclose on the underlying property at which point the property would either be rehabilitated or sold.  The fair value of the obligations, representing the deferral of the fee income over the obligation period, was $1.0 million as of March 31, 2010.  This amount is included in “Deferred revenues” within “Accounts payable, accrued expenses and other liabilities” on our Condensed Consolidated Balance Sheets.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As indicated in Note 26, an affiliate of TRCLP assumed $5.0 million of the debt under our Term Loan and Revolving Credit Facility in connection with a consulting and advisory agreement we entered into with the TRCLP affiliate. Under the consulting agreement, we are obligated to pay fees to the TRCLP affiliate equal to the interest payable on the TRCLP Loan.

Under the terms of the agreement, if we terminate the agreement for any reason other than the affiliate of TRCLP’s default in performing its services, we are obligated to immediately repay the remaining principal balance of the TRCLP Loan.  If we and the affiliate of TRCLP mutually agree to terminate the agreement, each party will pay 50% of the remaining principal balance of the TRCLP Loan.

NOTE 29 – Subsequent Events

On April 26, 2010, AMAC, a publicly traded REIT for whom we manage the commercial loan portfolio, filed, as part of its plan for liquidation, a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (Case No. 10-12196).  As stated in Note 26 we will be managing AMAC’s portfolio until the approval of its plan of bankruptcy

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Centerline Holding Company.  MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes.

This MD&A contains forward-looking statements; please see page 83 for more information.

Significant components of the MD&A section include:	Page

SECTION 1 – Overview The overview section provides a summary of Centerline and our reportable business groups. We also include a discussion of factors affecting our consolidated results of operations as well as items specific to each business group.	55

SECTION 2 – Consolidated Results of Operations The consolidated results of operations section provides an analysis of our results on a consolidated basis for the three months ended March 31, 2009, against the comparable prior year period. Significant subsections within this section are as follows:	58

Comparability of Results	58
Summary Consolidated Results	60
Revenues	60
Expenses	61
Other Items	64
Income Taxes	66
Accounting Changes	66
Inflation	66

SECTION 3 – Results by Group The results by segment section provides an analysis of our results on a reportable group basis for the three months ended March 31, 2009, against the comparable prior year period. We provide certain statistical information by segment and discuss known trends and uncertainties. Significant subsections within this section are as follows:	67

Affordable Housing	68
Mortgage Banking	74
Corporate	76
Consolidated Partnerships	78

SECTION 4 – Liquidity and Capital Resources The liquidity and capital resources section provides discussion of our ability to generate adequate amounts of cash to meet our current and future needs. Significant subsections within this section are as follows:	79

Liquidity	79
Cash Flows	80
Liquidity Requirements after March 31, 2010	80
Fair Value Disclosures	81
Capital Resources	83
Commitments and Contingencies	86

SECTION 5 – Forward Looking Statements	86

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

SECTION 1 – OVERVIEW

Centerline Holding Company (OTC: CLNH), together with its subsidiaries, provides real estate financial and asset management services, with a focus on affordable and conventional multifamily housing.  We offer capital solutions, including financing and investment products, to developers, owners and investors.  We originate debt and equity products for affordable and market-rate multifamily properties and service and manage mortgage loans on behalf of the Government-Sponsored Enterprises (“GSE”) Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), Government National Mortgage Association (“Ginnie Mae”) and the Federal Housing Administration (“FHA”).  Centerline Holding Company, or its predecessor entities, has been in continuous operation since 1972; it became a public company in 1997.  Organized as a statutory trust created under the laws of Delaware, we conduct substantially all of our business through our subsidiaries, generally under the designation Centerline Capital Group.  The terms “we”,  “us”, “our” or “the Company” as used throughout this document refer to the business as a whole, or a subsidiary, while the term “parent trust” refers only to Centerline Holding Company as a stand-alone entity.

We operate through two core business groups: Affordable Housing and Mortgage Banking groups.  Our Corporate Group, comprising the Finance and Accounting, Legal, Corporate Communications and Operations departments, supports our two business groups.  In addition, we consolidate certain funds we control, notwithstanding the fact that we may only have a minority, and in most cases negligible, economic interest; these funds are included in our Consolidated Partnership group.

We have had historical success in assessing and managing real estate risk and, inclusive of our predecessors, have operated for over 37 years through varied economic and real estate cycles.  Our team of professionals, with a unique balance and combination of capital markets and real estate expertise, think creatively in order to achieve highly practical, customized solutions for real estate investors, developers and owners. However, the disruption in worldwide credit markets that began in 2007 continued into the first quarter of 2010, adversely affecting all our businesses.  Ongoing lack of market liquidity severely limited capital available for investment, particularly in the affordable housing area.  The current economy has depressed asset values, limited our ability to raise equity capital to grow assets under management, lowered origination volumes and led to increased default rates within our portfolios.  Stagnant market conditions also directly affected Centerline’s own liquidity.

Our business was further constrained by the terms of our Term Loan and Revolving Credit Facility and other debt agreements.  Loan terms that included higher interest rates, rapid amortization of debt balances and limited on our ability to engage in specified kinds of transactions, including certain types of fund originations, without lender approval.  Economic factors contributed to reduced cash flows from our investments and managed funds, while concurrently increasing the risk of payment demands under credit intermediation agreements.

To compensate for market factors and debt constraints, we improved our unrestricted cash position by stabilizing our balance sheet and more strictly managing our cash flows.  In addition, in March 2010, we completed a comprehensive restructuring of the Company (the “March 2010 Restructuring”), whereby we:

•	sold our Portfolio Management Group and the portion of the Commercial Real Estate Group that did not relate to loan originations;

•	amended and restructured our senior credit facility;

•	restructured various components of our equity and issued a new series of shares;

•	restructured our credit intermediation agreements; and

•	settled most of our unsecured liabilities.

As a result of the March 2010 Restructuring, we recorded aggregate gains and reduction to expenses of $74.2 million in the first quarter of 2010 related to settlements of unsecured liabilities for less than accrued amounts and $20.5 million for the disposition of businesses we sold for total proceeds of $100.0 million, net of $10.0 million attributable to the proceeds from the sale 4.1 million shares of Special Series A Shares to affiliates of Island Capital.  Our Portfolio Management Group, the debt fund management and special servicing business activities of the Commercial Real Estate Group, the assets of which we have disposed of, are no longer reflected in the consolidated financial statements.  Business activities that were previously part of the Commercial Real Estate Group, but were not sold as part of the March 2010 Restructuring, are now included in the Mortgage Banking Group.  For a description of our current operating groups, see Business Groups below.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

In addition, as a result of the restructuring of our credit intermediation agreements, we recorded in the first quarter of 2010 a $62.0 million reduction in the Affordable Housing loss reserve, as well as an impairment of $22.8 million to our Series B Freddie Mac Certificates.  Additionally, in connection with this restructuring, we accrued assumption fee expenses of $27.6 million.

The March 2010 Restructuring now positions us for growth in our remaining core businesses of Low-Income Housing Tax Credit (“LIHTC”) fund origination, asset management, and affordable and conventional multifamily lending.

Business Groups

Affordable Housing

Our Affordable Housing Group provides equity and debt financing to properties that benefit from the LIHTC or other financial structures intended to promote development of affordable multifamily housing properties (collectively “Tax Credit”).  Activities in the Affordable Housing Group can be grouped in three segments: Equity Financing, Debt Financing, and Credit Risk Products.

Equity Financing

The LIHTC Program was established as part of the Tax Reform Act of 1986 to encourage the development of affordable rental housing for low-income families.  We sponsor and manage funds for institutional and retail investors that invest in affordable housing properties nationwide.  We have been an industry leader in fund origination and management since inception of the LIHTC Program, and have captured significant market share.  We have raised over $9.9 billion in LIHTC equity for 135 LIHTC funds, and currently manage $9.2 billion in LIHTC funds.  We have provided financing for over 1,500 affordable rental properties in 47 states, Puerto Rico and the District of Columbia.

Management of LIHTC equity funds involves fund origination, property acquisition, underwriting, asset management and administration.  Revenues earned include:

•	investment management fees, including acquisition fees and allowances to cover origination and underwriting costs, that are paid at closing and recognized as properties are acquired within the fund;

•	partnership management fees for administrative services that are paid at closing and generally recognized over five years; and

•	asset management fees and expense reimbursements that are paid and recognized over the life of the fund as earned, providing that fee collection and reimbursement can be reasonably assured.

In certain Tax Credit equity investment funds, we provide specified returns to investors for a fee paid at closing (see Credit Risk Products discussion below).  We typically recognize fees over the applicable risk-weighted periods that comprise the life of the fund, on a straight-line basis.

Debt Financing

Historically, we acquired mortgage revenue bonds that financed multifamily affordable housing projects.  In December 2007, we re-securitized a major portion of our affordable housing mortgage revenue bond portfolio with Freddie Mac.  For accounting purposes, most of the re-securitization was treated as a sale.  We retained senior Freddie Mac credit-enhanced certificates that collateralize the preferred shares of one of our subsidiaries, a high-yielding residual interest in the portfolio, as well as servicing rights, as part of the re-securitization transaction.  As a result of the re-securitization transaction, we earn interest income on the retained certificates and the interest income allocated to the high-yielding residual interest.

At the present time, we are not acquiring mortgage revenue bonds, though we continue to originate, underwrite and service mortgage loans for affordable housing properties using the same agency lending programs our Mortgage Banking Group utilizes for its mortgage originations, including Fannie Mae, Freddie Mac, Ginnie Mae and FHA.  (For further discussion of agency lending programs, as well as fees earned, see Mortgage Banking below).  Our Mortgage Banking Group also earns servicing fees related to the Freddie Mac mortgage revenue bonds and other mortgages we originate.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Credit Risk Products

The Credit Risk Products Group, which prior to the March 2010 Restructuring was a separate reportable segment of Centerline, has been incorporated into the Affordable Housing Group operating segment.

Through Credit Risk Products, we have provided credit intermediation, primarily in the form of credit default swaps (“CDS”) to facilitate the delivery of specified rates of return on some of the Tax Credit funds we originate.  We provide CDS through Centerline Financial Holdings LLC (“Centerline Financial Holdings”) and its subsidiary, Centerline Financial LLC (“Centerline Financial”), isolated special purpose entities we launched in partnership with Natixis Capital Markets North America Inc (“Natixis”), which currently owns 10% of Centerline Financial Holdings, and Centerline Guaranteed Holdings, another isolated special purpose entity.  Given current market conditions, the immediate outlook is that little, if any, new business will be carried out by our Credit Risk Products business in the near future.

Services performed by our Credit Risk Products Group earn income and cash flow from credit intermediation fees from the fund that are generally received in advance and deferred and recognized over the applicable risk-weighted periods, which generally comprise the life of such fund, on a straight-line basis.  Fees pertaining to the construction and lease-up phase of a pool of properties have income-earning periods that are generally one to three years.  Fees pertaining to the operational phase of a pool of properties have income-earning periods of approximately 20 years.  We also earn interest from investing the capital we maintain to support CDS that we have issued.

Mortgage Banking

Prior to the March 2010 Restructuring, Mortgage Banking was reported as a component of the Commercial Real Estate group.  Following the sale of the Commercial Real Estate Fund Management group we changed the name of this group to Mortgage Banking and now report its results as a separate operating segment.

Our Mortgage Banking Group provides multifamily housing loan, pricing and underwriting platforms for all multifamily property types throughout the United States.  In partnership with our capital sources, primarily GSEs and the FHA, we tailor mortgage products to meet the financing needs of our clients.  We provide mortgages to Fannie Mae under its DUS program and to Freddie Mac under the Freddie Mac Program Plus (“Program Plus”) and Delegated Underwriting Initiative (“DUI”) programs. Mortgages originated and insured under the FHA programs are typically financed through the sales of mortgage backed securities guaranteed by Ginnie Mae.

We originated $119.1 million of mortgage loans during the first quarter of 2010.  Mortgage loans we originate are often closed in our name, using cash borrowed from a warehouse lender, and sold to the GSE from one week to three months following the loan closing.  We use the cash received from the sale to repay the warehouse loans.  We retain no interest in mortgage loans we originate, although we do retain mortgage servicing rights (“MSRs”) and certain contingent liabilities under the loss-sharing arrangements of the Fannie Mae DUS and Freddie Mac DUI programs (see Note 28 to the condensed consolidated financial statements).

We earn transaction-based origination fees, recognized upon settlement of the sale of the loans to the GSE, and earn interest that accrues on loans prior to sale.  We earn servicing fees and various other related fees, including assumption, substitution, modification and prepayment penalties, for loans we service.

Consolidated Partnerships

Consolidated Partnerships comprise the following two groups:

•	funds our Affordable Housing Group originates and manages (“Tax Credit Fund Partnerships”);

•	property-level partnerships for which we have assumed the role of general partner or for which we have foreclosed upon the property (“Tax Credit Property Partnerships”).

Prior to the March 2010 Restructuring, our Consolidated Partnerships included funds our Commercial Real Estate Group businesses managed.  Some of those funds were invested in CMBS and associated re-securitization trusts (“CMBS Fund Partnerships”). We also consolidated Centerline Real Estate Special Situations Mortgage Fund LLC (“CRESS”), a high-yield debt partnership (“High-Yield Debt Fund Partnership”) that the Commercial Real Estate Group also managed.  The March 2010 Restructuring included the sale of our co-investment in and management function of these funds.  Going forward, we maintain only the Tax Credit Fund Partnerships and Tax Credit Property Partnerships.  .

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

While, in most cases, Centerline has little or no equity interest in the Tax Credit Fund Partnerships and Tax Credit Property Partnerships, we control the operations of these partnerships and therefore consolidate them in our financial statements.  The amounts of assets included in our Condensed Consolidated Balance Sheets differ from the amounts we refer to as “Assets under Management” as the carrying amounts reflect mark-to-market adjustments for certain investments, absorption of operating losses for equity investments, and other factors.

The Tax Credit Fund Partnerships earn equity income from investments in tax-credit property partnerships.  Because tax-credit funds are designed to generate tax benefits for their investors, equity income usually is negative and most of it is allocated to the investors.  Tax Credit Property Partnerships earn rental revenues from operating affordable housing properties.

SECTION 2 – CONSOLIDATED RESULTS OF OPERATIONS

Comparability of Results

Prior year financial statement amounts have been reclassified to reflect the impact of discontinued operations in accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Subtopic 205-20, Discontinued Operations.  Unless otherwise noted, the information provided within our Management Discussion and Analysis of Financial Conditions and Results of Operations reflects only the continued operation of our business.

Net income or loss is defined as the net result of total company operations, prior to allocation of income or loss to non-controlling interests.  As the Tax Credit Fund Partnerships (by design) always generate operating losses, we expect to record net losses for the foreseeable future as they represent a significant portion of our consolidated operations.  After allocation of income or loss to non-controlling interests, we recorded net income allocable to our shareholders for the 2010 period and net loss for the 2009 periods.  For the periods presented, we highlight in the table below those items, principally non-cash in nature, which impact the comparability of results from period to period.  Such items are shown prior to any adjustments for tax and allocations to non-controlling interests:

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended March 31,
(dollars in thousands)	2010	2009

(Reduction)/Increase to net income:

Asset impairments (excluding equity investments):
Affordable Housing group:
Series B Freddie Mac Certificates	$(22,814)	$(8,549)
Stabilization escrow	405	--

Corporate group:
Professional fees related to the March 2010 Restructuring	(11,793)	--
Investments including gain on sale	--	(13)

Other items:
Affordable Housing and Credit Risk Products groups:
Affordable housing loss reserve	62,000	--

Mortgage Banking group:
Reserve for loan loss sharing	(935)	--

Corporate group:
Gain on sale of discontinued operations	20,500	--
Gain on extinguishment of liability	25,253	--
Assumption fee relating to restructuring of credit intermediation agreements	(27,623)	--
Expense for Series A shares issued in connection with restructuring of credit intermediation agreements	(2,842)	--
Reversal of lease termination costs	48,044	--
Non-cash impact of derivatives(1)	1,471	5,836
Severance costs	(226)	(637)
(1) Including in 2009 and 2010 gains on termination of several derivative contracts.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Summary Consolidated Results

Our summary consolidated results of operations are presented below for the three months ended March 31, 2010 and 2009:

(dollars in thousands)	2010	% of Revenues	2009	% of Revenues	% Change
Revenues	$52,612	100.0%	$44,625	100.0%	17.9%
Expenses	55,251	105.0	97,741	219.0	(43.5)
Other loss	(63,496)	(102.7)	(122,183)	(273.8)	48.0
Income tax provision – continuing operations	(393)	(0.7)	(78)	(0.2)	(403.8)
Net loss – continuing operations	(66,528)	(126.5)	(175,377)	(393.0)	62.1
Net loss attributable to non-controlling interests – continuing operations	135,895	258.3	154,363	345.9	(12.0)
Net income (loss) attributable to Centerline Holding Company shareholders – continuing operations	69,367	131.8	(21,014)	(47.1)	430.1
Net income (loss) – discontinued operations	160,262	304.6	(153,095)	(343.1)	204.7
Net income (loss) attributable to Non-Controlling interests – discontinued operations	(89,918)	(170.9)	147,161	329.8	(161.1)
Net income (loss) attributable to Centerline Holding Company shareholders – discontinued operations	70,344	133.7	(5,934)	(13.3)	N/M
Total net income (loss) attributable to Centerline Holding Company shareholders	$139,711	265.5%	$(26,948)	(60.4)%	618.4%
N/M – Not meaningful.

Revenues

The following table presents our consolidated revenues for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
(dollars in thousands)	2010	2009	% Change
Operating Groups Interest income	$12,608	$13,860	(9.0)%
Fee income	7,133	7,345	(2.9)
Other	4,954	3,154	57.1
Subtotal	24,695	24,359	1.4
Consolidated Partnerships Revenues of Tax Credit Fund and Property Partnerships	27,917	20,266	37.8
Total revenues	$52,612	$44,625	17.9%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

While total revenue of our Operating Groups on a consolidated basis did not fluctuate period over period, the following are the primary movements noted:

•
$1.2 million reduction of interest income earned on retained interests from the 2007 re-securitization transaction and interest on stabilization escrow balances.  The decrease is primarily related to the sale of certain Series A-1 Freddie Mac Certificates in July 2009, reduced cash flow expectations for the Series B Freddie Mac Certificates and its declining average yield and the lower stabilization escrow due to the utilization of the escrow to restructure property level debt offset by an increase in interest income earned from mortgage revenue bonds due to larger average bond balance in our books during 2010.

•
$0.2 million reduction of fee income mainly due to the lower demand for tax credits, resulting in fewer tax credit fund originations along with lower fees based on management of sponsored funds including partnership management fees and asset management fees as existing funds began to stabilize.

•
$1.8 million increase in other revenue primarily relating to the increase in gain on sale of mortgage loans due to an increase in loan production during the first quarter of 2010 and the resulting recognition of trading premiums as well as the higher premiums at which Fannie Mae MBS have been trading during the first quarter of 2010.

The decrease in revenues of Consolidated Partnerships is discussed in SECTION 3 – RESULTS BY GROUP – Consolidated Partnerships.

Further detailed discussion of revenues is included in SECTION 3 – RESULTS BY GROUP of this MD&A.

Expenses

The following table presents our expenses for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
(dollars in thousands)	2010	2009	% Change

Operating Groups
General and administrative:
Salaries and benefits	$13,507	$12,998	3.9%
Other	50,636	11,551	338.4
Total G&A	64,143	24,549	161.3
(Recovery) provision for losses	(112,496)	2,420	N/M
Interest expense:
Borrowings and financings	12,788	12,793	--
Preferred shares of subsidiary	2,320	4,724	(50.9)
Depreciation and amortization	6,465	10,439	(38.1)
Loss on impairment of assets	22,409	8,563	161.7
Expenses – operating groups	(4,371)	63,488	(106.9)
Consolidated Partnerships
Interest expense	6,319	1,953	223.6
Other expenses	53,303	32,300	65.0
Total expenses – consolidated partnerships	59,622	34,253	74.1
Total expenses	$55,251	$97,741	(43.5)%
N/M – Not meaningful.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

General and Administrative – Other

The increase in other general and administrative expenses of $39.1 million during the first quarter of 2010 is primarily attributable to the following items:

•	$4.4 million decrease in rent expense due to the termination of the two office space leases;

•	$12.0 million increase related to professional fees, particularly audit, consulting and legal costs which were incurred related to the March 2010 Restructuring; and

•
$27.6 million assumption fee related to the restructuring of certain credit intermediation agreements and the related recognition of $2.8 million of expense for Special Series A Shares issued as part of this restructuring.

(Recovery) Provision for Losses

The decrease in the (recovery) provision for losses of $114.9 million during the first quarter 2010 is primarily attributable to the following items:

•	$48.0 million decrease due to the reversal of lease termination costs upon settlement with the lease counterparties for two offices no longer used;

•	$62.0 million decrease in Affordable Housing loss reserves driven primarily by the restructuring of certain credit intermediation agreements;

•	$5.8 million decrease to bad debt reserves for advances to Tax Credit Fund Partnerships based on a reassessment of collectability; and

•	Increase of $1.0 million in loan loss reserve for our loss sharing agreement with Fannie Mae.

Interest Expense

Borrowings and Financings

	Three Months Ended March 31.
(dollars in thousands)	2010	2009	% Change

Borrowings and financings:
Term Loan and Revolving Credit	$2,646	$5,384	(50.9)%
Asset backed (warehouse) lines	303	670	(54.8)
Secured financing	8,827	5,832	51.4
Cash interest payments for derivatives, net	1,577	5,707	(72.4)
Non-cash impact of derivatives(1)	(1,471)	(5,836)	74.8
Other interest expense	906	1,036	(12.5)
Total	$12,788	$12,793
Average borrowing rate	5.70%	7.20%
Average borrowings	$827,598	$768,682	7.7%
Average LIBOR rate	0.24%	0.46%
Average SIFMA rate	0.21%	0.58%
Swap agreements – notional amount at March 31	$--	$275,000
(1) Represents the change in fair value of free-standing derivatives.

The decrease in interest relating to the Term Loan and the Revolving Credit Facility is primarily due to the assumption of $65.0 million of debt by third parties in connection with the March 2010 Restructuring as well as the restructuring of the Term Loan and Revolving Credit Facility which included a reduction in the Term Loan and the Revolving Credit Facility interest rates on outstanding balance (see Note 13 to the condensed consolidated financial statements for additional information).

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Our average borrowing rate decreased during the three months ended March 31, 2010 as compared to March 31, 2009, mainly as during 2009 we were subject to a fixed 5.25% LIBOR rate pursuant to the terms of the interest rate swap on our Term Loan and Revolving Credit Facility (this swap was terminated in June 2009).  Additionally, due to the amended terms we entered into with the March 2010 Restructuring for those facilities, the weighted average spread above LIBOR was 0.32% higher in 2010 than in 2009.

As a result of the March 2010 debt restructuring, we expect interest expense on our Revolver and Term Loan to be favorable to the comparable prior periods throughout 2010.

The decrease was partially offset by a $3.9 million increase in interest expense pertaining to the Freddie Mac secured financing caused by a net increase of 37 bonds in the 2007 re-securitization that have been re-recognized since the first quarter of 2009 as a result of defaults, placement in special servicing, or for which we made commitments to fund operating deficits to the underlying property partnerships.  This was partially offset by a reduction of $0.9 million related to the termination of a securitization in the fourth quarter of 2009.

Preferred Shares of Subsidiary

Interest expense associated with preferred shares of subsidiary represents dividends of preferred shares of our subsidiary, Equity Issuer Trust, that are subject to mandatory repurchase.  The preferred shares of Equity Issuer, including those not subject to mandatory repurchase (see Equity losses and other Items – (Income)/Loss Allocations to Non-Controlling Interests below) entitle their holders to a claim on the cash flows of the Series A-1 Freddie Mac Certificates, and for economic purposes are defeased.  The expense recorded is offset by interest income of the Series A-1 Freddie Mac Certificates with terms that match the preferred shares. The reduction in preferred shares is due to a redemption of $145.0 million of these shares in connection with the sale in July 2009 of certain of our Series A-1 Freddie Mac certificates.

Loss on Impairment of Assets

As more fully described in Note 21 and Note 28 to the condensed consolidated financial statements, loss on impairment of assets during 2010 and 2009 primarily relates to losses on our Series B Freddie Mac Certificates and stabilization escrow due to the plan to restructure the underlying bond portfolio due to increasing levels of default.

Additional losses on impairment of assets during 2009 relate to declines in the fair value of non-core assets that we sold or forfeited.

Consolidated Partnerships

Interest expense relates to borrowings to bridge timing differences between when the funds deploy capital and when subscribed investments are received for Tax Credit Funds, as well as mortgages and notes held at the Property Partnerships.  The increase is due to the consolidation of additional Tax Credit Property Partnerships and Property Partnerships consolidated upon the adoption of SFAS 167 effective January 1, 2010, as well as these partnerships incurring interest expense on notes which had their interest waived in prior periods.

For additional discussion, see SECTION 3 – RESULTS BY GROUP – Consolidated Partnerships.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Other Items

Equity and other income (loss)

	Three Months Ended March 31,
(dollars in thousands)	2010	2009	% Change
Equity and other income (loss):
Consolidated partnerships(1)	$15,949	$16,770	(4.9	) %
Gain on extinguishment of liability	25,253	--	100.0
Other	(134)	(6,915)	98.1
Total equity and other income (loss)	41,068	9,855	316.7
Eliminations(1)	(15,949)	(16,770)	(4.9)
Equity and other income (loss) – as reported	$25,119	$(6,915)	463.3

(1)   For management purposes, we treat consolidated partnerships as equity investments in evaluating our results. As we consolidate the funds, we eliminate the earnings for presentation in the condensed consolidated financial statements.

Consolidated Partnerships

We invest in entities we manage.  We record equity income equal to our proportionate share of the net income of the investee, which does not necessarily correspond to any cash we receive.  The amount we record in any period will depend on the GAAP income recorded by those investees, and the amounts we record may be losses in some periods if there are write offs or impairments at those entities or if the entities are designed to generate losses (such as tax credit properties).

Gain on extinguishment of liability

As part of the March 2010 Restructuring we settled a liability associated with the office space to which one of the lease terminations related resulting a $2.0 million gain on extinguishment of liability and a liability associated with the December 2007 re-securitization, resulting additional $23.3 million gain on extinguishment of liability.

Other

Other equity and other income (loss) include income related to entities in which we invest but do not consolidate, such as our investments in tax advantaged investment vehicles similar to those we sponsor (which typically generate equity losses).

Gain from repayment or sale of investments

(dollars in thousands)	2010	2009	% Change 2010 vs. 2009

Repayment or sale of mortgage revenue bonds and other investments	$2,191	$571	283.7%

In 2009, we recognized a $0.6 million gain as a result of a collection on a bond which was fully impaired in prior years.  In 2010, we recognized a gain of $2.2 million on sale of two bonds.

Other Losses from Consolidated Partnerships

(dollars in thousands)	2010	2009	% Change 2010 vs. 2009

Other losses from consolidated partnerships	$(90,806)	$(115,839)	(21.6)%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

These other losses principally represent the equity losses that Tax Credit Fund Partnerships and Tax Credit Property Partnerships recognize in connection with their investments in non-consolidated tax credit property partnerships (see Note 22 to the condensed consolidated financial statements).

(Income) loss allocated to non-controlling interests, net of tax, was as follows:

	Three Months Ended March 31,
(in thousands)	2010	2009	% Change
Within continued operations: Limited partners interests in consolidated partnerships	$138,445	$146,595	(5.6)%
Preferred shares of a subsidiary (not subject to mandatory repurchase)	(1,556)	(1,556)	--
SCUs	(1,075)	9,074	(111.8)
SCIs	(9)	133	(106.8)
Other	90	117	(23.1)
Total for continued operations	$135,895	$154,363	(12.0)%
Within discontinued operations: Limited partners interests in consolidated partnerships	$(90,649)	$147,145	(161.6)%
Other	731	16	4,468.8
	$(89,918)	$147,161	(161.1)%

Limited Partners Interests in Consolidated Partnerships

Non-controlling interests in consolidated partnerships represents the equity balances of third-party investors in the Tax Credit Fund and Property Partnerships and the CMBS and High-Yield Debt Fund Partnerships.  Upon adoption of SFAS 167 as of January 1, 2010, we were required to consolidate almost all of the CMBS and similar trusts and six Tax Credit Fund Partnerships and 56 Property Partnerships not previously consolidated (see Note 1 to the condensed consolidated financial statements for additional information).  As part of the March 2010 Restructuring, we sold our co-investment, management interests in and loan receivables from the CMBS and High-Yield Debt Fund Partnerships, resulting in the deconsolidation of the funds as well as the newly consolidated trusts within the CMBS and High-Yield Debt and Fund Partnerships, negating this impact of adoption upon our equity balance.

Special Common Units (“SCUs”)

In connection with our acquisition of CAHA, our subsidiary issued membership interests in the form of 16.1 million SCUs, of which 12.7 million remained outstanding as of March 31, 2010. SCU holders are entitled to distributions at the same time as, and only if, we pay distributions on our common shares.  SCU distributions are calculated as the amount of common share distributions divided by 0.72, to adjust for the taxable nature of the income comprising the SCU distributions (the “Tax Gross-Up”).  SCU distributions are payable only to the extent of the subsidiary’s cash flow, supplemented by a loan of all but $5.0 million from the parent trust in the event of a shortfall (the “Shortfall Provision”).  Any remaining shortfall will accrue interest at a market rate and will only be payable at the time the subsidiary has sufficient cash flow.  As part of our March 2010 restructuring, the Shortfall Provision and the Tax Gross-Up were eliminated with respect to 11.2 million SCUs.

As part of the March 2010 Restructuring, we issued a total of 19.3 million Special Series A shares (see Note 18 to the condensed consolidated financial statements for additional information), resulting in a dilution of the voting rights attributable to SCU holders.  As we no longer deem the SCU holders to possess significant influence, we will, as of the date of the March 2010 Restructuring, no longer allocate income to SCU holders.

Special Common Interests (“SCIs”)

In February, 2010, all 257,592 outstanding SCI shares were exchanged for common shares.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Income Taxes

The following tables detail the taxable and non-taxable components of our reported income (loss), for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
(dollars in thousands)	2010	% of Revenues	2009	% of Revenues	% Change
Within continuing operations: Gain (loss) subject to tax	$139,002	264.2%	$(16,252)	(36.4)%	955.3%
Loss not subject to tax	$(205,137)	(389.9)%	$(159,047)	(356.4)%	(29.0)%
Loss before income taxes	$(66,135)	(125.7)%	$(175,299)	(392.8)%	62.3%
Income tax provision	$393	0.7%	$78	0.2%	403.8%
Effective tax rate – consolidated basis	(0.59)%		(0.04)
Effective tax rate for corporate subsidiaries subject to tax	0.28%		(0.48)%
Within discontinued operations: Income subject to tax	$15,084	N/M	$635	N/M	N/M
Income (loss) not subject to tax	$145,709	N/M	$(153,693)	N/M	194.8%
Income (loss) before income taxes	$160,793	N/M	$(153,058)	N/M	(205.1%
Income tax provision	$531	N/M	$37	N/M	N/M
Effective tax rate – consolidated basis	0.33%		(0.02)%
Effective tax rate for corporate subsidiaries subject to tax	3.52%		5.83%
N/M – Not meaningful.

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

Accounting Changes

For discussion of the impact of adopting recent accounting pronouncements, see Note 1 to the condensed consolidated financial statements.

Inflation

Inflation did not have a material effect on our results of operations for the periods presented.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

SECTION 3 - RESULTS BY GROUP

The following table presents segment revenues, expenses and operating income for the periods ended March 31, 2010 and 2009 in accordance with GAAP.  Transactions between segments are accounted for as third-party arrangements for the purposes of presenting segment results of operations.  Typical intersegment eliminations include fees earned from Consolidated Partnerships and intercompany interest.

	Three Months Ended March 31,
(dollars in thousands)	2010	2009	% Change
Revenues:
Affordable Housing	$30,164	$32,332	(6.7)%
Mortgage Banking	9,844	7,880	24.9
Corporate	1,151	1,329	(13.4)
Consolidated Partnerships	27,917	20,266	37.8
Eliminations	(16,464)	(17,182)	4.2
Total revenues	$52,612	$44,625	17.9%
Expenses:
Affordable Housing	$7,076	$33,805	(79.1)%
Mortgage Banking	8,540	7,139	19.6
Corporate	(17,958)	25,108	(171.5)
Consolidated Partnerships	75,571	51,023	48.1
Eliminations	(17,978)	(19,334)	7.0
Total expenses	$55,251	$97,741	(43.5)%
Other income (loss)(1):
Affordable Housing	$2,056	$(6,344)	132.4%
Mortgage Banking	--	--	--
Corporate	25,254	--	100.0
Consolidated Partnerships(1)	47,639	30,753	54.9
Eliminations	--	--	--
Total other income (loss)	$74,949	$24,409	207.1%
Income (loss) before other allocations(1):
Affordable Housing	$25,144	$(7,817)	421.7%
Mortgage Banking	1,304	741	76.0
Corporate	44,363	(23,779)	286.6
Consolidated Partnerships	(15)	(4)	275.0
Eliminations	1,514	2,152	(29.6)
Total (loss) income before other allocations	$72,310	$(28,707)	351.9%
Net Income (Loss) attributable to Centerline Holding Company shareholders:
Affordable Housing	$23,678	$(9,253)	355.9%
Mortgage Banking	1,304	741	76.0
Corporate	42,886	(14,650)	392.7
Consolidated Partnerships	(15)	(4)	275.0
Eliminations	1,514	2,152	(29.6)
Total	$69,367	$(21,014)	430.1%

(1)	Includes income and losses allocated to limited partners of Consolidated Partnerships.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Affordable Housing

The following factors impact comparability when evaluating the results of the Affordable Housing group:

•
The disruptions in the economy and credit markets have reduced the demand for tax credits, which has resulted in fewer tax credit fund originations during 2010, even as compared to the low levels during the comparable period in 2009.  During 2010, we raised $7.8 million of gross equity in Tax Credit Funds, as compared to $38.4 million of gross equity raised in 2009.

•
Certain bonds included in the December 2007 Freddie Mac re-securitization transaction were not considered “sold” for accounting purposes and we carry debt associated with those bonds (see Notes 7 and 14 to the condensed consolidated financial statements).  As the level of bonds and securitization debt changes, the amounts of mortgage revenue bond interest income, other interest income and interest expense in this group will fluctuate.

•
Interest income earned from mortgage revenue bonds for 2010 increased due to the larger average balance of bonds on the balance sheet period over period, mainly due to less investments, on average receiving sale recognition in 2010 over 2009.  As our role as servicer of the bonds allows us to repurchase those bonds (although we do not intend to) we re-recognize bonds as assets when transferring into special servicing and de-recognize bonds when transferring out of special servicing.

•
In 2009 we developed a strategy to address a marked decline in the operating performance of many of the non-stabilized properties underlying our Affordable Housing investments. The strategy was developed to manage our exposure under the yield transactions and to address the declining cash flows to our Series B Freddie Mac Certificates.  In connection with the Natixis Master Agreement and the Merrill Transaction Assignment Agreement, we have agreed to terms for the restructuring of certain of the mortgage revenue bonds. As a result of the terms reached in these restructurings, we recorded in the first quarter of 2010 a $62 million reduction in the Affordable Housing loss reserve, as well as an impairment of $22.8 million to our Series B Freddie Mac Certificates.  Additionally, in connection with this restructuring, we accrued assumption fee expenses of $27.6 million.

Revenues

A description of the revenue streams for our Affordable Housing operations can be found in our 2009 Form 10-K.

	Three Months Ended March 31,
(dollars in thousands)	2010	2009	% Change

Interest income:
Mortgage revenue bond interest income	$12,940	$7,952	62.7%
Other interest income	5,816	12,047	(51.7)
Fee income:
Fund sponsorship	7,587	9,099	(16.6)
Mortgage origination fees	173	195	(11.3)
Mortgage servicing fees	568	271	109.6
Credit intermediation fees	1,724	1,330	29.6
Other:
Gain on sale of mortgage loans	200	376	(46.8)
Expense reimbursements	920	783	17.5
Miscellaneous	236	279	(15.4)
Total revenues	$30,164	$32,332	(6.7)%

Interest income

Mortgage Revenue Bond Interest Income

Interest income earned from mortgage revenue bonds for 2010 increased due to the larger average balance of bonds on the balance sheet period over period, mainly due to less investments, on average, receiving sale recognition in connection with the December 2007 re-securitization, as well as an increase in the average investment balance and the weighted average yield.  Also contributing to the increase in mortgage revenue bond interest income is the reduction of $1.0 million in the bad debt reserve.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

The following table presents information related to our mortgage revenue bond interest income:

	Three Months Ended March 31,
(dollars in thousands)	2010	2009	% Change

Average balance (unpaid principal balance)	$750,604	$511,845	46.7%
Weighted average yield	6.90%	6.27%

Other Interest Income

Other interest income includes the interest earned on retained interests from the 2007 re-securitization transaction (specifically the Series A-1 and Series B Freddie Mac Certificates) and interest on the stabilization escrow account established at the time of the re-securitization.

We record deposits to the stabilization escrow at the net present value of the amount deposited, taking into account the timing of releases from escrow, expected income to be earned on the cash balance and an appropriate discount rate reflecting the risk of property stabilization. We recorded income from the stabilization escrow (including accretion of the discount recorded upon deposit) using the effective yield method.  As a result of the substantial reserve recorded on these deposits during the third quarter of 2009, interest income including accretion decreased during the first quarter of 2010 as compare to the first quarter of 2009. We are now recording interest income on these deposits based on cash receipts.

The decrease in revenue in 2010 is also attributable to the declining average yield related to the Series B Freddie Mac Certificates as well as the July 2009 sale of $145 million of Series A-1 Freddie Mac Certificates.

Fee Income

Fund Sponsorship

Economic factors have reduced the demand for tax credits, resulting in fewer tax credit fund originations during 2010 as compared to the prior period.  Given the current low demand in the market for tax credits, our current expectations are that total gross equity raised with respect to tax credit funds will be significantly less than historical levels until the economy stabilizes.

In evaluating fund sponsorship fees, management segregates such fees into categories based upon activity as provided in the table below.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended March 31,
(dollars in thousands)	2010	2009	% Change
Fees based on equity invested:
Organization, offering and acquisition allowance fees	$--	$202	(100.0)%
Fees based on management of sponsored funds:
Partnership management fees	1,917	2,760	(30.5)
Asset management fees	4,170	4,684	(11.0)
Other fee income	1,500	1,453	3.2
Total fee income	$7,587	$9,099	(16.6)%
Assets under management – Tax Credit Funds (balance at March 31)	$9,286,110	$9,895,260	(6.2)%
Equity raised by Tax Credit funds	$7,849	$38,360	(79.5)%
Equity invested by Tax Credit funds(1)	$7,849	$38,360	(79.5)%
(1) Excludes warehoused properties that have not yet closed into an investment fund.

Fees Based on Equity Invested

We do not recognize property acquisition fees until we place the property into a sponsored fund.  Therefore, a change in timing of a fund closure may impact the level of revenues we recognize in a given period.  Additionally, the type of funds originated (whether for a single investor, multiple investors or one with specified rates of return) can affect the level of revenues as the fee rate for each varies.  In addressing the impact of the current business environment on the operations of this group, we are currently only acquiring properties for which we have a specific “take-out” by way of sale to a fund and are determining fee structures for each fund on a specific basis.  The fees recognized in the first quarter of 2010 and 2009 reflect these situational business changes.

Fees Based on Management of Sponsored Funds

We collect partnership management fees at the time a fund closes and recognize them over the first five years of the fund’s life.  Due to the expiration of the five-year service period for certain funds, these fees, which began to stabilize during the fourth quarter of 2008, began to decrease throughout 2009 and continued to decrease in 2010 in the absence of new funds.

Asset management fees are collected over the life of the fund and recognized as earned.  The decrease in asset management fees in 2010 was primarily related to a reduction in the cash reserve balances of certain funds, causing an uncertainty as to the collectability of fees for these funds.  This factor was partially offset by the recovery of fees for which we had previously reserved, as asset disposition proceeds within certain funds allowed us to collect amounts owed to us.  We expect the recovery of such receivables to increase in future periods as the funds mature and begin to sell their investments.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Mortgage Origination Fees

Affordable multi-family mortgage originations for the three months ended March 31, 2010 and 2009 are broken down as follows:

(dollars in thousands)	2010		2009	% Change 2010 vs. 2009

Total mortgage origination activity(1)	$15,940		$10,030
Mortgages originated in prior periods and sold during the period	--		12,718
Less: mortgages originated but not yet sold(2)	--		(6,125)
Total mortgage origination activity recognized for GAAP and for which revenue is recognized	$15,940		$16,623	(4.1)%
		% of Total		% of Total
Fannie Mae	$5,820	36.5%	$16,623	100.0%
Freddie Mac	10,120	63.5	--	--
Total	$15,940	100.0%	$16,623	100.0%
(1) Includes all mortgages funded during the period. (2) Included in Other Investments – mortgage loans held for sale.

Affordable multi-family mortgage originations activity recognized for GAAP and for which revenue is recognized decreased period over period as a result of continued stagnation in credit markets.  With respect to mortgage originations, we earn both origination fees (included in fee income) and cash gains on sale of the mortgages (see Other Revenues below).  During the 2010 quarter, the combined amount decreased by $0.2 million, or 34.8%, as compared to the comparable period in 2009, in accordance with the decrease in the volume of mortgage origination activity recognized for GAAP.

Mortgage Servicing Fees

(dollars in thousands)	2010	2009	% Change 2010 vs. 2009

Primary servicing portfolio at March 31	$413,198	$322,366	28.2%
Carrying value of MSRs	$8,277	$3,546	133.4%

Mortgage servicing fees increased in the current period due to continued loan originations and an increase in the resulting servicing portfolio period over period.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Expenses

	Three Months Ended March 31,
(dollars in thousands)	2010	2009	% Change
General and administrative expenses	$37,393	$8,786	325.6%
(Recovery) provision for losses	(65,387)	2,420	N/M
Interest expense:
Borrowings and financings	10,951	9,941	10.2
Derivatives – non-cash impact	(1,470)	(3,514)	58.2
Preferred shares of subsidiary	2,320	4,724	(50.9)
Depreciation and amortization	860	2,899	(70.3)
Impairment of assets	22,409	8,549	162.1
Total expenses	$7,076	$33,805	(79.1)%
Average borrowing rate	6.09%	5.55%
Average SIFMA rate	0.21%	0.58%
N/M – Not meaningful.

General and Administrative

General and Administrative expenses decreased by $26.2 million in 2010 mainly due to the following:

•	$27.6 million increase reflects the assumption fees we accrued relating to the restructuring of certain credit intermediation agreements with Merrill Lynch.

(Recovery) Provision for Losses

•
In 2009 we developed a strategy to address a marked decline in the operating performance of many of the non-stabilized properties underlying our Affordable Housing investments. The strategy was developed to manage our exposure under the yield transactions and to address the declining cash flows to our Series B Freddie Mac Certificates.  In connection with the Natixis Master Agreement and the Merrill Transaction Assignment Agreement, we have agreed to terms for the restructuring of certain of the mortgage revenue bonds. As a result we recorded in the first quarter of 2010 a $62 million reduction in loss reserves on our credit intermediation agreements as well as an impairment of $22.8 million in our Series B Freddie Mac Certificates (see below for Impairment of Assets).

•
Bad debt expense decreased $5.5 million primarily due to a reduction in the reserves against funds advanced to Tax Credit Fund Partnerships. The reduction pertained to cash payments received as well as improved performance of certain underlying properties.

Interest Expense

The increase in interest expense is primarily attributable to:

•
an increase of $1.0 million pertaining to borrowing and financings primarily due to an increase of $3.9 million pertaining to the Freddie Mac secured financing caused by a net increase of 37 bonds in the 2007 re-securitization that have been re-recognized since the first quarter of 2009 as a result of default, placement in special servicing, or for which we made commitments to fund operating deficits to the underlying property partnerships.  This was partially offset by a reduction of $0.9 million related to the termination of a securitization in the fourth quarter of 2009, a reduction of $1.0 million of interest incurred related to borrowings related to the equity interests in tax credit partnerships we held and subsequently sold in the third quarter of 2009, as well as a decrease of $0.7 million pertaining to swaps primarily due to variable interest rates declining over the period and the termination of eight swaps since the first quarter of 2009.  We are the variable interest receiver of these swaps.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•
A $2.0 million increase in non-cash interest expense on derivatives was primarily due to unfavorable changes in the fair value of our free-standing derivatives as well as the termination of six swap agreements during 2009 that were not included in the 2010 amounts that totaled $4.1 million.  The current notional amount of our derivatives is $160.8 million at March 31, 2010.  Partially offsetting the increase of $4.1 million was the termination of two developer swaps during 2010 which resulted in a $2.1 million reduction to interest expense.  As of March 31, 2010, we are party to 17 interest rate swap agreements with the developers of properties underlying certain mortgage revenue bonds we previously owned.  Where able, we plan to continue terminating these developer swaps.  As the swaps are all out-of-the-money, we would record additional gains upon termination.

•
A reduction of $2.4 million, partially offsetting the above increases, pertaining to our preferred shares of subsidiary primarily due to a redemption of $145.0 million of these shares from the proceeds of the sale in July 2009 of certain of our Series A-1 Freddie Mac Certificates.

Depreciation and Amortization

The decrease in the depreciation and amortization expenses during 2010 is primarily due to the redemption of Preferred Shares Series A in July 2009 as part of the sale of Series A Freddie Mac Certificates as noted above resulting from the terms reached in the Natixis Master Agreement and Merrill Transaction Assignment Agreements.

Impairment of Assets

The loss on impairment is primarily due to an increase in the projected principal write-downs on our B-certificates and a reduction of interest rate on a certain pool of bonds underlying Merrill Guaranteed Funds.

Other (loss) income

	Three Months Ended March 31,
(dollars in thousands)	2010	2009	% Change
Equity and other loss	$(135)	$(6,915)	98.0%
Gain from repayment or sales of investments, net	2,191	571	283.7
Total other income (loss)	$2,056	$(6,344)	132.4%

Equity and Other Loss

During the three months ended March 31, 2009, we recorded charges of $6.9 million to write down the value of equity interest in two Tax Credit Fund Partnerships as we disposed of these equity interests for less than our basis.

Gain from Repayment or Sales of Investments, Net

In 2009, we recognized a $0.6 million gain as a result of a collection on a bond which was fully impaired in prior years.

In 2010, we recognized a gain of $2.2 million on sale of two bonds.

The above items are discussed under “Other Income (Loss)” in SECTION 1 – CONSOLIDATED RESULTS.

Profitability

	Three Months Ended March 31,
(dollars in thousands)	2010	2009	% Change
Income (loss) before other allocations	$25,144	$(7,817)	421.7%
Net income (loss)	23,678	(9,253)	355.9

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

The change in income (loss) before other allocations reflects the revenues and expense changes discussed above.  Incremental costs incorporated in net income (loss) include allocations to the perpetual Equity Issuer preferred shares and the non-controlling interest allocation to Natixis.

Mortgage Banking

The following factors impact comparability when evaluating the results of the Mortgage Banking group:

•
Our Small Loan Group, which began operations in the fourth quarter of 2009, generally does not charge borrowers an upfront origination fee.  Accordingly, Small Loan Group revenues are primarily in the form of gain on sales of mortgage loans.

Revenues

A description of the revenue streams for our Mortgage Banking operations can be found in our 2009 Form 10-K.

	Three Months Ended March 31,
(dollars in thousands)	2010	2009	% Change
Interest income	$559	$320	74.7%
Fee income:
Mortgage origination fees	454	415	9.4
Mortgage servicing fees	4,775	4,745	0.6
Other fees	(213)	223	(195.5)
Other:
Gain on sale of mortgage loans	4,211	1,771	137.8
Prepayment penalties	21	306	(93.1)
Other revenues	37	100	(63.0)
Total revenues	$9,844	$7,880	24.9%

Interest Income

The increase in interest income in 2010 is primarily attributed to the increase in the average balance of mortgage loans along with an increase in the number of originated mortgage loans outstanding in the warehouse line from 15 during the first quarter of 2009 to 36 during the first quarter of 2010, partially offset by a lower average interest rate.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Mortgage origination fees

Mortgage originations for the three months ended March 31, are broken down as follows:

(dollars in thousands)	2010		2009	% Change 2010 vs. 2009

Total mortgage origination activity(1)	$135,207		$111,207	21.6%
Mortgages originated in prior periods and sold during the period	28,520		34,507
Less: mortgages originated but not yet sold(2)	(60,528)		(73,940)
Total mortgage origination activity recognized for GAAP and for which revenue is recognized	$103,199		$71,774	43.8%
		% of Total		% of Total
Fannie Mae	$103,199	100.0%	$71,774	100.0%

(1)   Includes all mortgages funded during the period.
(2)   In 2010 $38.9 million is included in Other Investments – mortgage loans held for sale and $21.7 million relates to an FHA loan funded by an unrelated party. In 2009 $73.9 million is included in Other Investments – mortgage loans held for sale.

While origination volume on a dollar basis has increased by 44%, origination fees have increased by 10%.  Small Loan Group loans originated seldom earn origination fees.

Mortgage Servicing Fees

	As of March 31,
(dollars in thousands)	2010	2009	% Change
Primary servicing mortgage portfolio	$8,383,413	$8,478,739	(1.1)%
Carrying value of MSRs	$52,935	$56,037	(5.5)%

Mortgage servicing fees were relatively unchanged over the two periods, consistent with the servicing portfolio balances.

Other Income

Other income increased primarily due to an increase in loan production during 2010.  Upon loan settlement, we recognize trading premiums on Fannie Mae Mortgage Backed Securities (“MBS”) products as well as recognizing revenue relating to the value of the mortgage servicing rights retained on each loan. During the first quarter of 2010 Fannie Mae MBS have been trading at higher premiums than in the comparable period.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Expenses

	Three Months Ended March 31,
(dollars in thousands)	2010	2009	% Change
General and administrative expenses	$4,944	$4,525	9.3%
Provision for losses	935	--	100.0
Interest expense	133	56	137.5
Depreciation and amortization	2,528	2,558	(1.2)
Total expenses	$8,540	$7,139	19.6%

Provision for Losses

Increase of $1.0 million in loss reserves for our loss sharing agreement with Fannie Mae (see Note 28 to the condensed consolidated financial statements).

General and Administrative

General and administrative expense increased by $0.5 million in 2010 due primarily to increases in salaries and related expenses of $0.8 million due to an increase in headcount and increase in commissions paid due to increased loan originations.

This was partially offset by a $0.3 decrease in subservicing expenses.

Profitability

	Three Months Ended March 31,
(dollars in thousands)	2010	2009	% Change
Income before other allocations	$1,304	$741	76.0%
Net income	1,304	741	76.0

The change in loss before other allocations and net loss reflects the revenues and expense changes discussed above.

Corporate

Revenues

	Three Months Ended March 31,
(dollars in thousands)	2010	2009	% Change

Interest income	$739	$817	(9.5)%
Other revenues	412	512	(19.5)
Total revenues	$1,151	$1,329	(13.4)%

Expenses

Expenses in our Corporate Group include central business functions such as executive, finance, human resources, information technology, IT and legal as well as costs related to general corporate debt.  As we consider all acquisition-related intangible assets to be Corporate assets, their amortization, impairment and write-offs are also included in this group.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended March 31,
(dollars in thousands)	2010	2009	% Change

General and administrative expenses	$23,063	$13,427	71.8%
(Recovery) provision for losses	(48,044)	--	(100.0)
Interest expense:
Borrowings and financings	3,946	9,007	(56.2)
Derivatives – non-cash impact	--	(2,322)	100.0
Depreciation and amortization	3,077	4,982	(38.2)
Loss on impairment of assets	--	14	(100.0)
Total expenses	$(17,958)	$25,108	(171.5)%

General and Administrative

General and administrative expenses increased by $9.6 million which primarily relates to:

•
$2.8 million increase relating to expense recorded on the issuance of Special Series A Shares to Natixis as part of the restructuring of certain intermediation agreements (see Note 28 to the condensed consolidated financial statements);

•	$12.0 million increase in professional fees, primarily legal, related to March 2010 Restructuring; and

•	$4.4 million decrease in rent expense related to rent expenses on the two office space leases in the first quarter of 2009 period.

(Recovery) Provision for Losses

The credit balance of $48.0 million in (recovery) provision for losses reflects a settlement of a liability with respect to lease obligations for two office spaces no longer in use resulting in a reversal of previously expensed lease termination costs.

Interest Expense

The decrease in the interest expense is mainly due to reduced principal balances on our Term Loan and Revolving Credit Facility as a result of $65.0 million in principal on our Term Loan and Revolving Credit Facility being assumed by related parties in connection with the March 2010 Restructuring, $51.2 million in principal paydowns since the first quarter of 2009, as well as a decrease in interest rate for our restructured Term Loan and Revolving Credit Facility.

Depreciation and Amortization

The decrease in depreciation and amortization is principally due to the legal fees related to the December 2007 resecuritization being fully amortized as of June 2009.

Other (loss) income

	Three Months Ended March 31,
(dollars in thousands)	2010	2009	% Change

Gain on extinguishment of liability	$25,253	$-	N/A

As part of the March 2010 Restructuring we settled the liability with respect to the majority of our transaction costs payable in connection with the December 2007 re-securitization, resulting in a $25.3 million gain on extinguishment of liability.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Consolidated Partnerships

Consolidated Partnerships include entities in which we have a substantive controlling general partner or managing member interest or in which we have concluded we are the primary beneficiary of a variable interest entity (“VIE”).  With respect to the Tax Credit Fund Partnerships and Tax Credit Property Partnerships, we have in most cases little or no equity interest.

A summary of the impact the Consolidated Partnerships have on our Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended March 31,
	2010	2009
(in thousands)	Tax Credit Fund and Property Partnerships	Tax Credit Fund and Property Partnerships
Revenues	$27,917	$20,266
Interest expense	(6,319)	(1,953)
Other expenses	(53,303)	(32,300)
Partnership expenses eliminated in consolidation	(15,949)	(16,770)
Loss on investments	(90,806)	(115,839)
Allocations to limited partners	138,445	146,592
Net impact	$(15)	$(4)

The net impact represents the equity income we earn on our co-investments which is included in net income (loss).  See SECTION 2 – CONSOLIDATED RESULTS OF OPERATIONS – Other Items.

The following table summarizes the number of Consolidated Partnerships at March 31:

	2010	2009
Tax Credit Fund Partnerships	140	134
Tax Credit Property Partnerships	108	51

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

The increase in revenues is primarily due to an increase in rental income of $7.6 million resulting from the additional Tax Credit Property Partnerships we are consolidating largely due to the adoption of SFAS 167 effective January 1, 2010.

Interest expense relates to borrowings to bridge timing differences between when the funds deploy capital and when subscribed investments are received for Tax Credit Fund Partnerships, as well as mortgages and notes held at the Tax Credit Property Partnerships.  The increase is due to the additional Tax Credit Property Partnerships largely due to the adoption of SFAS 167 effective January 1, 2010, as well as these partnerships incurring interest expense on notes which had their interest waived in prior periods.

Other expenses increased due to the increase in Tax Credit Fund and Property Partnerships that we consolidate from the first quarter of 2010 as a result of the adoption of SFAS 167 effective January 1, 2010.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Loss on investments principally represent the equity losses that Tax Credit Fund Partnerships recognize in connection with their investments in non-consolidated property partnerships.  The decrease in losses during 2010 resulted from one of the Tax Credit Fund Partnerships recognizing a loss in 2009 when two properties in which it had limited partner equity investments were foreclosed upon.  The loss, totaling $30.0 million, is included in “Other losses from consolidated partnerships” and was allocated entirely to the third-party investor in the Tax Credit Fund Partnership. See further discussion under “Other Losses from Consolidated Partnerships” in SECTION 2 – CONSOLIDATED RESULTS OF OPERATIONS.

As third-party investors hold virtually all of the equity interests in most of these entities, we allocate results of operations of these partnerships to such third-party investors except for the amounts shown in the table above which represent our nominal ownership.

SECTION 4 - LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The primary objective of managing our liquidity is to insure that we have adequate resources to accommodate growth of assets under management within our respective businesses, fund and maintain investments as needed, meet all ongoing funding commitments and contractual payment obligations, and pay compensation and general operating expenses.  Liquidity management involves forecasting funding requirements and maintaining sufficient capital to meet the fluctuating needs inherent in our business operations and insure adequate capital resources to meet unanticipated events.

Our primary short term business needs include payment of compensation and general business expenses, facilitating loan originations and equity investments within our Affordable Housing and Mortgage Banking businesses, and funding commitments and contractual payment obligations including debt amortization.  We fund these short-term business needs primarily with cash provided by operations, securitization of investments and revolving credit facilities and asset-backed warehouse credit facilities.  Our long term liquidity needs include capital needed for potential strategic acquisitions or the development of new businesses, increased financing capacity to meet growth in our businesses, and the repayment of long term debt.  Our primary sources of capital to meet long-term liquidity needs include cash provided by operations, debt and various types of equity offerings, including equity of our subsidiaries.  We are unable to project with certainty whether our long term cash flow from operations will be sufficient to repay our long term debt when it comes due.  If this cash flow is insufficient, then we may need to refinance such debt or otherwise amend its terms to extend the maturity dates.  We cannot make any assurances that such refinancing or amendments would be available at attractive terms, if at all.  Recent economic events have limited these sources of liquidity in three key areas:

•
a significant decline in our cash flow from operations due to decreased transaction related revenues, primarily due to a reduction in the number of new Affordable Housing funds we have sponsored as many of our earnings streams involve establishing and managing such funds;

•	a sharp decline in our common share price and the general environment for equity offerings have made obtaining equity capital extremely difficult; and

•	the lower level of debt financing available in the marketplace.

As part of our March 2010 Restructuring we restructured our Term and Revolving Credit Facility (see Note 13 to the Condensed Consolidated Financial Statements).  Our new Term Loan matures in March 2017 and our new Revolving Credit Facility matures in March 2015.  There are no scheduled repayments of principal on these facilities until December 2011.  Beginning at that time, we must repay $3.0 million in principal per quarter until maturity, at which time the remaining principal is due.  In addition, through this restructuring we increased the capacity of our Revolving Credit Facility.  Our Revolving Credit Facility has a total capacity of $37.0 million.  At March 31, 2010 $12.0 million of this capacity was used for letters of credit and $5.0 million was drawn, leaving total available capacity of $20.0 million.

Also as part of the March 2010 Restructuring we restructured our credit intermediation agreements (see Note 27 to the Condensed Consolidated Financial Statements) and settled most of our unsecured liabilities (see Note 15 to the Condensed Consolidated Financial Statements) which have significantly reduced our funding requirements.

We use asset-backed warehouse facilities to fund Fannie Mae and Freddie Mac mortgage originations in our Mortgage Banking and Affordable Housing groups.  Due to recent economic events we have seen the capacity of these financing facilities decrease while the cost of borrowing has increased.  Our mortgage banking warehouse facility matures in September 2010.  We expect to renew or replace this facility at that time.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Management continues to actively pursue strategies to maintain and improve our cash flow from operations, particularly during periods of market disruption.  Strategies we are pursuing include:

•	increasing revenues through increased volume of mortgage originations and growth of assets under management;

•	instituting measures to reduce general and administrative expenses; and

•	continuing to sell investments that do not meet our long-term investment criteria

Notwithstanding current market conditions, management believes cash flows from operations, amounts available to be borrowed under our Revolving Credit Facility, and capacity available under our warehouse facilities are sufficient to meet our current liquidity needs.

Cash Flows

	Three Months Ended March 31,
(in thousands)	2010	2009
Cash flow from operating activities	$(29,763)	$(24,197)
Cash flow from investing activities	30,345	31,093
Cash flow from financing activities	21,492	(5,100)
Net increase in cash	22,074	1,796

Operating Activities

Operating cash flows include the warehousing of mortgage loans that we originate and sell to Fannie Mae and Freddie Mac, each of which has an associated sale commitment that allows us to recoup the full amount expended.  Excluding these amounts from both periods, operating cash flows were $(19.4) million in the first quarter of 2010 as compared to $8.7 million in the same quarter in 2009.  The decrease in operating cash flows was driven in large part by one-time costs, primarily professional services fees incurred in connection with the March 2010 Restructuring.  In addition, approximately $13.1 million in cash payments were made by the Company to settle certain unsecured liabilities.  These operating cash flow decreases were partially offset by more focused cash management and cost reduction initiatives.

Investing Activities

Positive investing cash flows in the first quarter of 2010 resulted primarily from the cash proceeds received relating to the sale, as part of the March 2010 Restructuring, of our Portfolio Management business and the portions of the Commercial Real Estate Group that was not affiliated with loan originations.  Partially offsetting the above positive investing cash flows was an increase in restricted cash, primary the result of $10.0 million in escrow withheld in the March 2010 Restructuring to satisfy certain post-closing indemnification obligations, if any, that we may have toward Island Capital relating to the sale of the real estate debt funds.

Financing Activities

Financing cash flows in the first quarter of 2010 were higher than the 2009 quarter in part due to the proceeds attributed to the sale of Special Series A shares to Island Capital as part of the March 2010 Restructuring.  Additionally, the level of financing inflows and outflows will vary with the level of mortgage originations which also impacts operating cash flows as described above.  We finance those originations with warehouse lines that are repaid as the loans are sold.  Excluding the financing of mortgage loan originations discussed in Operating Activities above, total debt draw in the 2010 period (inclusive of a draw of $20.0 million under CFin Holdings’ Credit Facility) was $3.2 million (compared to a net reduction of $35.9 million in the 2009 period).

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Liquidity Requirements after March 31, 2010

Equity distributions declared through March 31, 2010, which will be paid through May 17, 2010 are as follows:

(in thousands)
Equity Issuer Preferred shares	$2,584
Total	$2,584

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

Similar to other market participants, we are confronted by valuation related issues, particularly since the second half of 2008.  These include:

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

(in thousands)	March 31, 2010	December 31, 2009
Level 3 assets held for our own account:
Series A-1 Freddie Mac Certificates	$176,521	$183,093
Series B Freddie Mac Certificates	60,945	61,003
Mortgage revenue bonds	275,048	245,671
Goodwill(1)	93,283	93,283
Mortgage servicing rights(2)	60,663	60,423
Other intangible assets(1)	15,350	17,338
Total Level 3 assets	$681,810	$660,811
Level 3 assets as a percentage of total fair value assets	93.9%	95.1%
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

We recorded the following impairments of Level 3 assets for the periods presented (see Notes 4 and 21 to the condensed consolidated financial statements):

	Three Months Ended March 31,
(in thousands)	2010	2009
Series B Freddie Mac certificates	$22,814	$8,549

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Capital Resources

Financing Obligations

The table below reflects our financing obligations at the dates presented:

			March 31, 2010
(in thousands)	March 31, 2010	December 31, 2009	Available to Borrow		Maximum Commitment
Credit Facility:
Term loan	$137,500	$11,082	$--		$137,500
Revolving credit facility	5,000	210,000	20,000	(3)	37,000
Other Notes Payable:
Mortgage Banking warehouse line	32,817	550	67,183	(1)	100,000
CFin Holdings credit facility	20,000	--	--		20,000
Multifamily ASAP plus facility	6,163	28,132	N/A	(1)	N/A
Centerline Financial credit facility	--	--	30,000		30,000
Subtotal	201,480	249,764	117,183
Freddie Mac Secured Financing(2)	611,917	585,528	N/A		N/A
Subtotal (excluding Consolidated Partnerships)	813,397	835,292	117,183
Consolidated Partnerships	175,766	155,810	N/A		N/A
Total	$989,163	$991,102	$117,183

(1)   Borrowings under these facilities are limited to assets that serve as collateral.
(2)   Relates to mortgage revenue bonds that we re-securitized but for which the transaction was not recognized as a sale (see Note 14 to the consolidated financial statements).
(3)   Availability reduced by an outstanding letter of credit.

Credit Facility

In February 2010, we repaid in full the Term Loan that was outstanding as of December 31, 2009.

The termed-out portion of our Revolving Credit Facility ($208.0 million at December 31, 2009) was reduced by $70.5 million from the following sources:

•	$60.0 million assumed by C-III as part of the March 2010 Restructuring;

•	$5.0 million assumed by an affiliate of TRCLP (see Note 26); and

•	$5.5 million we repaid at the time of the March 2010 Restructuring.

As part of the March 2010 Restructuring the remaining termed-out portion and the revolving portion of the Revolving Credit Facility were restructured into a new Term Loan and Revolving Credit Facility which includes the following changes from the previous facility:

•
The remaining balance of the termed-out portion of the Revolving Credit Facility ($137.5 million) was restructured as a Term Loan maturing in March 2017 with an interest rate of 3.0% over either the prime rate or LIBOR (at our election).  There are no scheduled repayments of principal until December 2011.  Beginning at that time, we must repay $3.0 million in principal per quarter until maturity, at which time the remaining principal is due.  Upon meeting certain conditions, the Term Loan will be reduced by amounts released from a $10 million escrow account funded with transaction proceeds at the time of the March 2010 Restructuring. The escrow balance will be used to satisfy certain post-closing indemnification obligations, if any, that we may have toward Island relating to the sale of the real estate debt funds.  The escrow amount is scheduled to be released not later than March 5, 2015.  As of March 31, 2010, the balance of the escrow account is $10.0 million and is reflected as Restricted cash in the condensed consolidated balance sheet.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•
The revolving portion of the Revolving Credit Facility was restructured into a new Revolving Credit Facility with a total capacity of $37.0 million. The Revolving Credit Facility matures in March 2015 and bearing interest at 3.0% over either the prime rate or LIBOR (at our election). The Revolving Credit Facility is to be used for LIHTC property investments or for working capital purposes.  As of March 31, 2010, $12.0 million in letters of credit were issued under the Revolving Credit Facility. Once terminated, the amount of the Revolving Credit Facility associated with these letters of credit cannot be redrawn. As of March 31, 2010 the undrawn balance of the Revolving Credit Facility was $20 million.

•
The facility has customary financial covenants, but excludes certain provisions that had been in the previous facility such as required asset sales and repayments based on specific cash flow streams.  The following financial covenants will not be effective immediately:

o	a minimum ratio of consolidated EBITDA to fixed charges, which will become effective for us as of June 30, 2011 ; and

o	a maximum ratio of funded debt to consolidated EBITDA which will become effective for us as of June 30, 2012.

•
The new Term Loan and Revolving Credit Facility agreement contains restrictions on distributions.  Under the agreement we are generally not permitted to make any distributions except for preservation of REIT status and to the holders of the Equity Issuer preferred shares.

The weighted average net interest rate for the Term Loan and Revolving Credit Facility was 3.24% as of March 31, 2010 and 6.33% as of December 31, 2009.

Mortgage Banking Warehouse Line

Our warehouse facility has a capacity of $100 million and matures at September 2010.  The warehouse facility bear an interest of LIBOR plus 2.75%.  Mortgages financed by such advances (see Note 9), as well as the related servicing and other rights (see Note 10) have been pledged as security under the facility.  The interest rate on the warehouse line was 3.0% as of March 31, 2010 and 2.98% as of December 31, 2009.  All loans securing this facility have firm commitments.

Multifamily ASAP Plus Facility

Under this program with Fannie Mae, mortgage loans are initially funded using the mortgage banking warehouse line described above.  Subsequently, Fannie Mae funds approximately 99% of the loan and we fund the remaining 1%.  Centerline Mortgage Capital Inc. (“CMC”) is later reimbursed by Fannie Mae.  Interest on this facility accrues at a rate of LIBOR plus 0.85% with a minimum rate of 1.20%.  The interest rate on the warehouse line was 1.20% as of March 31, 2010 and as of December 31, 2009.

CFin Holdings Credit Facility

On March 5, 2010, Centerline Financial Holdings LLC (“CFin Holdings”) entered into a Senior Secured Credit Agreement (the “CFin Holdings Credit Agreement”).  Under the terms of CFin Credit Agreement, the Company is permitted to borrow up to $20.0 million, plus up to an additional $1.0 million in each calendar year until the March 5, 2037.  Borrowings under the CFin Holdings Credit Agreement are secured by a first priority lien on substantially all of CFin Holdings’ existing and future assets.  Borrowing under the CFin Holdings Credit Agreement will bear interest at a rate of 10% per annum, which will be paid-in-kind and added to the outstanding principal amount on the last business day of March, June, September and December of each year.  As of March 31, 2010, we had borrowed the full $20.0 million under this credit facility as required by the terms of the agreement.

Centerline Financial Credit Facility

In June 2006, Centerline Financial entered into a senior credit agreement.  Under the terms of the agreement, Centerline Financial is permitted to borrow up to $30.0 million.  Borrowing under the agreement will bear an interest at our election at 1.40% plus the higher of the prime rate or the federal funds effective rate plus 0.5% or at LIBOR plus 0.4%.  As of March 31, 2010, no amounts were borrowed under this facility.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Consolidated Partnerships

The capital structure of our Consolidated Partnerships comprises debt facilities that are non-recourse to us, including:

•	notes payable by the Tax Credit Fund Partnerships collateralized either by the funds’ limited partners’ equity subscriptions or by the underlying investments of the funds;

•	mortgages and notes payable on properties.

Further information about our financing obligations is included under Commitments and Contingencies later in this section.

Equity

We have several classes of equity outstanding, provided in the table below, with varying claims upon our income and cash flows:

(in thousands)	March 31, 2010	December 31, 2009
Mezzanine equity:
Redeemable CRA shares	$12,060	$203,252
11.0% Preferred shares	--	129,228
Centerline Holding Company equity:
CRA shares	--	(1,235)
Non-controlling interests:
Preferred shares of a subsidiary (not subject to mandatory repurchase)	104,000	104,000
Convertible SCUs	(88,300)	(89,375)
Convertible SCIs	--	364
Other	4,880	5,715

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Commitments and Contingencies

Off-Balance Sheet Arrangements

The following table reflects our maximum exposure and the carrying amounts as of March 31, 2010, for guarantees we and our subsidiaries have entered into and other contingent liabilities:

(in thousands)	Maximum Exposure	Carrying Amount
Tax Credit Fund credit intermediation(1)	$1,295,864	$27,723
Mortgage banking loss sharing agreements(2)	916,797	24,450
Credit support to developers(3)	203,094	183
Centerline Financial credit default swaps(4)	33,715	958
	$2,449,470	$53,314

(1)  These transactions were undertaken to expand our Affordable Housing business by offering specified rates of return to customers. We have recorded a $78.0 million reserve for potential losses relating to these transactions but anticipate no material liquidity requirements in satisfaction of any arrangement. The carrying values disclosed above relate to the fees we earn for the transactions, which we recognize as their fair values.

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

The maximum exposure amount is not indicative of our expected losses under the guarantees.  For details of these transactions, see Note 28 to the condensed consolidated financial statements.

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

As of March 31, 2010, of the total amount of our liabilities labeled on our Condensed Consolidated Balance Sheets as “Notes Payable”, $181.5 million is variable rate debt not economically hedged via interest rate swap agreements.  We also have escrow balances of $197.5 million maintained by our Portfolio Management group and we are entitled to the interest earned on those balances.  A 1.0% increase in interest rates would therefore result in a net increase of our pre-tax income by $0.2 million.

We may manage this risk through the use of interest rate swaps as described in Note 24 to the consolidated financial statements.  In addition, we manage our exposure by striving for diversification in our businesses, including analysis of our susceptibility to interest rate changes and by managing our leverage.

As of March 31, 2010, we had freestanding derivatives with total notional amount of approximately $160.8 million with rates based on SIFMA.  A 1.0% increase in the SIFMA rates would result in a net increase of our pre-tax income by approximately $14.9 million. This includes a $1.6 million increase in our pre-tax income due to the reduced amount due by us to the counterparties as well as $13.3 million increase in our pre-tax income due to the change in fair value of the swaps.

Item 4.  Controls and Procedures.

a)	Evaluation of Disclosure Controls and Procedures

Our President, Chief Financial Officer and Chief Operating Officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report.  Based on such evaluation, he has concluded that our disclosure controls and procedures as of the end of the period covered by this quarterly report were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to our management, including the President, Chief Financial Officer and Chief Operating Officer, as appropriate, to allow timely decisions regarding required disclosure.

b)	Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ending March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Federal Securities Cases

On January 18, 2008, the first of the federal securities putative class actions was filed against us and certain of our officers and trustees in the United States District Court for the Southern District of New York.  Thereafter, five other, essentially duplicative putative class actions were also filed in the same court.  The complaint in each case asserted that we and other defendants allegedly violated federal securities law by failing to disclose in a timely fashion our December 2007 transaction with Freddie Mac.  On May 5, 2008, the Court designated Centerline Investor Group, which is made up of several shareholders, as lead plaintiff for these cases.  Pursuant to the Court’s stipulation and order dated March 3, 2008, the lead plaintiff filed a consolidated complaint on July 7, 2008 in this action, In re Centerline Holding Company Securities Litigation, No. 08 CV 00505.  The consolidated complaint also alleges violations of the federal securities laws in connection with our announcement of the Freddie Mac transaction, changes to the Company’s business model, and the reduction in dividend guidance policy, and seeks an unspecified amount of compensatory damages and other relief on behalf of all persons or entities that purchased the common stock of Centerline Holding Company during the period March 12, 2007 through December 28, 2007.  The defendants in this action filed a motion to dismiss the consolidated complaint on October 27, 2008 and the motion was granted by U.S District Court Judge Shira Scheindlin on January 12, 2009.  Judge Scheindlin granted the plaintiff leave to replead, and the plaintiff filed an Amended Consolidated Complaint on March 13, 2009.  On April 30, 2009, the Defendants in this case filed a motion to dismiss the Amended Consolidated Complaint. The lead Plaintiff filed his opposition to Defendants' motion to dismiss on June 12, 2009 and the Defendants filed their reply to the opposition motion filed by the Plaintiffs on June 30, 2009.  On August 4, 2009 the Defendants’ motion to dismiss was granted and the case was dismissed without leave for the plaintiff to replead.  On September 2, 2009, Plaintiff filed an appeal of the District Court’s decision with the Second Circuit Court of Appeals.  Both the plaintiffs and the defendants filed briefs in this appeal and oral argument before the Second Circuit Court of Appeals was held on April 7, 2010.  No decision has yet been rendered by the Second Circuit.

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

On April 28, 2008, a consolidated amended verified complaint alleging breaches of fiduciary duties of loyalty, candor, due care, fair dealing, waste of corporate assets and unjust enrichment, was filed against us and our board of trustees in Carfagno v. Schnitzer et al., 08 CV 912 (SAS) and Broy v. Blau, 08 CV 1971 (SAS), pending in the U.S. District Court for the Southern District of New York.  The action was styled both as a derivative suit and as a class action on behalf of all holders of Centerline securities who qualified to purchase our 11.0% Preferred Shares pursuant to the rights offering but who did not do so.  In late March 2009, the plaintiffs and defendants reached a basis of settlement which would require a reduction in the rate payable on the 11.0% Convertible Preferred Shares held by TRCLP and its affiliates to 95% and an increase in the conversion price from $10.75 to $12.35.  A Stipulation of Settlement was filed with the U.S. District Court (SDNY) on April 8, 2009 and a fairness hearing for approval of the settlement was held May 18, 2009.  At that time the District Court entered a Final Judgment approving the Settlement, which was to become effective once the Delaware Court of Chancery dismisses the Off and Ciszerk matters with prejudice. Prior to dismissal of the Off and Ciscerk matters, TRCLP as the holder of a majority of the 11.0% Preferred Shares, consented to an amendment and restatement of the certificate of designation for such series of shares to reflect the foregoing changes and such amendment and restatement was adopted on March 5, 2010.  On  December 16, 2009, the Delaware Chancery Court dismissed the Off matter with prejudice and on April 12, 2010, that court dismissed the Ciszerk matter with prejudice.  On April 14, 2010, U.S. District Court for the Southern District of New York confirmed the effectiveness of the Carfagno settlement.  Attorneys for the defendants are currently seeking voluntary dismissal of the remaining derivative actions on the basis of res judicata.

In addition, the outside members of the Board of Trustees have received a letter from one of our purported shareholders demanding that they investigate potential claims against our officers and others arising out of the allegations asserted in the federal securities litigation.  The independent Trustees determined, at their meeting on March 11, 2009, to defer further consideration of the letter until after the District Court had decided the motion to dismiss the Amended Consolidated Complaint described above.  The independent trustees further advised the shareholder in a letter dated August 12, 2009 that given the dismissal of the case by the District Court, no further action was required.  No additional action has been taken during the pendency of the Second Circuit appeal.

Other

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

On or about November 25, 2009, affiliates of Centerline commenced two actions against David Rubin, Marc Gelman and various affiliates of Enhanced Affordable Development Co., LLC that have served as the managing members or general partners of the Lake Point, Orchard Mill, Shannon Lake, Fox Hollow and Huntington Reserve LIHTC projects.  One of the lawsuits, entitled Centerline Capital Group Inc. v. Lake Point Management, LLC, et al., Index No. 603602/09 (NY Co. Sup. Ct.) (the “CCG v. Lake Point Case”), seeks money damages, injunctions and declaratory relief respecting breaches of the operating agreements, partnership agreements and certain guarantee agreements for those projects and the removal of the Enhanced entity as the managing member or general partner of each such project.  The second lawsuit, entitled CharterMac Atlanta SLP LLC, et al. v. Rubin, et al., Index No. 603601/09 (NY Co. Sup. Ct.) (the “CharterMac Case”), arises from the termination of certain interest rate swap agreements due to loan defaults by the borrower on the mortgage loan for each of those five projects.  A Centerline affiliate serves as the servicer for the mortgage loan for each of the five project partnerships.  On or about March 8, 2010, the defendants in the Centerline v. Lake Point  Case served their Answer, Counterclaims and Third-Parties Complaint, in which they asserted: (i) counterclaims against Centerline for breach of contract, breach of fiduciary duty and tortious interference with contract; (ii) third-party claims against CharterMac Atlanta SLP LLC, CharterMac Lake Point Associates LLC, CharterMac Orchard Mill Associates LLC, CharterMac Shannon Lake Associates LLC, CharterMac Credit Enhanced SLP LLC-Series G, and Centerline Credit Enhanced Partners LP-Series G (collectively, the “CharterMac Case Subsidiaries”), which are subsidiaries of Centerline Credit Enhanced Partners LP-Series F or Centerline Credit Enhanced Partners LP-Series G, the investors in the Projects and the plaintiffs in the CharterMac Case, for breach of fiduciary duty and conspiracy to breach fiduciary duty; (iii) third-party claims against an officer of Centerline for allegedly aiding and abetting breaches of fiduciary duty and conspiracy to breach fiduciary duties; and (iv) a counterclaim against Centerline and a third-party claim against the bond trustees for the Projects seeking a declaratory judgment about the use of certain escrows held by those trustees.  The counterclaims against Centerline seek money damages that are alleged to exceed $81 million in the aggregate and the third-party claims against the CharterMac Case Subsidiaries seek money damages that are alleged to exceed $51 million in the aggregate.  The counterclaims and third-party claims also seek, among other things, punitive damages of not less than $50 million and attorneys’ fees from the Company and the CharterMac Case Subsidiaries.  The time for the defendants in the CharterMac Case to answer and assert any counterclaims or third-party claims has not yet expired.  The parties are currently engaged in settlement negotiations.  If the disputes cannot be settled to the satisfaction of Centerline and the CharterMac Case Subsidiaries, then each intends to defend vigorously against the claims asserted by the defendants and to prosecute their own claims against the defendants.  The Company considers an unfavorable outcome in these cases to be remote.

Item 1A.  Risk Factors.

1.  General Risks Related to Our Business

We may require additional capital to support business growth, and this capital may not be available on acceptable terms or at all.

We may require additional funds to respond to business challenges or business opportunities including, but not limited to the acquisition of complementary businesses.  Accordingly, we may need to engage in equity or debt financings to secure additional funds.  If we raise additional funds through issuances of equity or convertible debt securities, our existing shareholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common shares.  Further, our existing Term Loan and Revolving Credit Facility restricts our ability to incur new indebtedness and places restrictions on acquisitions that we can pursue.  In addition, we may not be able to obtain additional financing on terms favorable to us or at all.  If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges and opportunities could be significantly limited.  In addition, the terms of any additional equity or debt issuances may adversely affect the value and price of our common shares.

There are risks associated with investments secured by real estate, which may negatively affect our net income and cash flows.

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

There are risks associated with our investment in Freddie Mac B-Certificates, which may negatively affect our net income and cash flows.

In addition to the above risk factor entitled There are risks associated with investments secured by real estate, which may negatively affect our net income and cash flows, there are additional risks associated with our investment in Freddie Mac B-Certificates.  Cash received and income recorded on our Freddie Mac B Certificates is impacted by third party support of the properties underlying this investment as well as the restructuring of non-performing property debt underlying this investment.  We have entered into agreements with Merrill Lynch and Natixis Financial Products as part of our March Restructuring which contemplate ongoing support for certain properties as well as the restructuring of non-performing property debt.    Consummation of the specifics of these agreements are dependent on various conditions being met.  These conditions may not be met or these agreements may be amended or modified which may negatively impact the cash received and income recorded on our Freddie Mac B Certificates.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Equity Securities purchased by us

The following table presents information related to our repurchases of our equity securities during the first quarter of 2010 and other information related to our repurchase program:

Period	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Common shares(1):
January 1 – 31, 2010	1,325,735	$0.10	--
February 1 – 28, 2010	19,668	0.18	--
March 1 – 31, 2010	1,653,559	0.17	--
Total common shares	2,998,962	$0.14	--	303,854
(1) All of the share repurchases were in payment of tax withholding obligations incurred by holders of newly vested restricted shares and were outside of our share repurchase program.

The Term Loan and Revolving Credit Facility prohibit us from paying common and preferred dividends (see Note 13 to the condensed consolidated financial statements) except on Equity Issuer Preferred Shares.

Item 3.	Defaults upon Senior Securities. None.

Item 4.	Removed and Reserved

Item 5.	Other Information. None.

Item 6.	Exhibits.

	31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

	32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

	*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERLINE HOLDING COMPANY
(Registrant)

Date: May 17, 2010	By:	/s/ Robert L. Levy
Robert L. Levy President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Executive Officer)