Form 10-Q
period 2010-06-30
CENTERLINE HOLDING CO
filed 2010-08-13
CIK 1043325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

______________

FORM 10-Q

______________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 6, 2010, there were 58.4 million outstanding shares of the registrant’s common shares of beneficial interest.

Table of Contents

CENTERLINE HOLDING COMPANY

FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and cash equivalents	$118,929	$88,853
Restricted cash	22,785	11,476
Investments:
Available-for-sale (Note 7)	530,373	489,767
Equity method	335	530
Other (Note 8)	79,737	39,037
Investments in and loans to affiliates, net (Note 25)	1,576	1,982
Goodwill and intangible assets, net (Note 9)	168,608	171,044
Deferred costs and other assets, net (Note 10)	102,503	100,460
Consolidated partnerships (Note 11):
Investments:
Available-for-sale	5,043	5,109
Equity method	3,464,618	3,571,323
Land, buildings and improvements, net	593,105	571,520
Other assets	251,442	298,528
Assets of discontinued operations (Note 2)	568	653,897
Total assets	$5,339,622	$6,003,526
LIABILITIES AND EQUITY
Liabilities:
Notes payable (Note 12)	$234,820	$249,764
Financing arrangements and secured financing (Note 13)	643,305	585,528
Accounts payable, accrued expenses and other liabilities (Note 14)	241,992	343,696
Preferred shares of subsidiary (subject to mandatory repurchase)	128,500	128,500
Consolidated partnerships (Note 15):
Notes payable	153,075	155,810
Due to property partnerships	137,054	209,868
Other liabilities	275,358	226,391
Liabilities of discontinued operations (Note 2)	811	1,588,054
Total liabilities	1,814,915	3,487,611
Redeemable securities (Note 16)	12,194	332,480
Commitments and contingencies (Note 27)
Equity:
Centerline Holding Company beneficial owners’ deficit:
Convertible CRA preferred shares; no par value; 519 shares issued and outstanding in 2009	--	(1,235)
Special preferred voting shares; no par value; 12,731 shares issued and outstanding in 2010 and 2009	127	127
Special Series A Shares (19,860 shares authorized, 19,325 shares issued and outstanding in 2010)	127,381	--
Common shares; no par value; 160,000 shares authorized; 65,482 issued and 58,422 outstanding in 2010 and 57,881 issued and 53,820 outstanding in 2009	151,522	(104,054)
Treasury shares of beneficial interest – common, at cost; 7,060 shares in 2010 and 4,061 shares in 2009	(65,764)	(65,351)
Accumulated other comprehensive income (loss) (Note 17)	26,200	(1,007,837)
Centerline Holding Company total	239,466	(1,178,350)
Non-controlling interests (Note 18)	3,273,047	3,361,785
Total equity	3,512,513	2,183,435
Total liabilities and equity	$5,339,622	$6,003,526

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Interest income	$9,932	$13,427	$22,540	$27,287
Fee income	9,455	7,016	16,588	14,361
Other	7,364	6,307	12,318	9,461
Consolidated partnerships (Note 21):
Interest income	404	677	823	2,276
Rental income	25,479	18,144	51,905	36,779
Other	1,552	339	2,624	371
Total revenues	54,186	45,910	106,798	90,535
Expenses:
General and administrative (Note 19)	23,297	22,869	87,440	47,418
(Recovery) provision for losses, net (Note 19)	13,167	35,434	(99,329)	37,854
Interest	17,739	9,977	30,527	22,770
Interest – distributions to preferred shareholders of subsidiary	2,319	4,725	4,639	9,449
Depreciation and amortization	5,595	10,034	12,060	20,473
Loss on impairment of assets (Note 20)	12,618	310	35,027	8,873
Consolidated partnerships (Note 21):
Interest	2,564	2,432	8,883	4,385
Loss on impairment of assets	22,200	30,151	22,200	30,151
Other expenses	96,652	42,113	149,955	74,413
Total expenses	196,151	158,045	251,402	255,786
Loss before other income	(141,965)	(112,135)	(144,604)	(165,251)
Other (loss) income:
Equity and other (loss) income, net	(50)	(350)	(184)	(7,265)
Gain on settlement of liabilities (Note 14)	--	--	25,253	--
Gain from repayment or sale of investments, net	11	6	2,202	577
Other losses from consolidated partnerships (Note 21)	(135,846)	(345,871)	(226,652)	(461,710)
Loss from continuing operations before income tax provision	(277,850)	(458,350)	(343,985)	(633,649)
Income tax provision – continuing operations	(141)	(142)	(534)	(220)
Net loss from continuing operations	(277,991)	(458,492)	(344,519)	(633,869)
Discontinued operations (Note 2):
Income (loss) from discontinued operations before income taxes	(235)	(336,365)	140,058	(489,423)
Gain on sale of discontinued operations, net	--	--	20,500	--
Income tax (provision) benefit – discontinued operations	--	12	(531)	(25)
Net income (loss) from discontinued operations	(235)	(336,353)	160,027	(489,448)
Net loss	(278,226)	(794,845)	(184,492)	(1,123,317)
Net loss attributable to non-controlling interests (Note 18)	244,303	741,567	290,280	1,043,091
Net income (loss) attributable to Centerline Holding Company shareholders	$(33,923)	$(53,278)	$105,788	$(80,226)
Net income (loss) per share (Note 23):
Basic
Income (loss) from continuing operations	$(0.10)	$(0.52)	$1.41	$(1.03)
Income (loss) from discontinued operations	$-- (1)	$(0.59)	$0.28	$(0.70)
Diluted
Income (loss) from continuing operations	$(0.10)	$(0.52)	$1.40	$(1.03)
Income (loss) from discontinued operations	$-- (1)	$(0.59)	$0.28	$(0.70)
Weighted average shares outstanding (Note 23):
Basic	348,302	53,812	245,026	53,970
Diluted	348,302	53,812	246,466	53,970
(1) Amount calculates to less than one cent loss per share.

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands)
(Unaudited)

	Convertible CRA Shares	Special Preferred Voting Shares	Special Series A Shares		Common Shares		Treasury Shares	Accumulated Other Comprehensive Income (loss)	Non- Controlling Interests	Total	Comprehensive Income/(loss)	Redeemable Securities
			Shares		Shares
January 1, 2010	$(1,235)	$127	--	$--	53,820	$(104,054)	$(65,351)	$(1,007,837)	$3,361,785	$2,183,435	$--	$332,480
Net income (loss)	--	--	--	--	--	105,788	--	--	(290,280)	(184,492)	(184,492)	--
Allocation of earnings	32	--	--	80,901	--	(80,933)	--	--	--	--		--
Unrealized gains, net	--	--	--	--	--	--	--	55,826	16,693	72,519	72,519	--
Share-based compensation	--	--	--	--	7,343	2,262	--	--	--	2,262		--
Conversions or redemptions	--	--	--	--	258	305	--	--	(385)	(80)		--
Fair value accretion	--	--	--	--	--	(1,198)	--	--	--	(1,198)		1,198
Contributions	--	--	--	--	--	--	--	--	83,926	83,926		--
Issuance of and conversion to Special Series A Shares	1,203	--	19,325	46,480	--	286,231	--	--	--	333,914		(321,484)
Adoption of ASU 2009-17	--	--	--	--	--	(55,123)	--	994,594	(321,024)	618,447		--
Treasury shares	--	--	--	--	(2,999)	--	(413)	--	--	(413)		--
Net increase due to deconsolidation	--	--	--	--	--	(1,756)	--	(16,383)	446,873	428,734		--
Net decrease due to newly consolidated general partnerships	--	--	--	--	--	--	--	--	(12,576)	(12,576)		--
Distributions	--	--	--	--	--	--	--	--	(11,965)	(11,965)		--
June 30, 2010	$--	$127	19,325	$127,381	58,422	$151,522	$(65,764)	$26,200	$3,273,047	$3,512,513	$(111,973)	$12,194
	Convertible CRA Shares	Special Preferred Voting Shares	Special Series A Shares		Common Shares		Treasury Shares	Accumulated Other Comprehensive Income/(loss)	Non-Controlling Interests	Total	Comprehensive Income/(loss)	Redeemable Securities
			Shares		Shares
January 1, 2009	$3,144	$131	--	$--	52,970	$338,619	$(65,283)	$(1,144,122)	$4,055,547	$3,188,036	$--	$326,378
Net loss	--	--	--	--	--	(80,226)	--	--	(1,043,091)	(1,123,317)	(1,123,317)	--
Allocation of earnings	(758)	--	--	--	--	758	--	--	--	--	--	--
Unrealized gains (losses)	--	--	--	--	--	--	--	(2,856)	365,207	362,351	362,351	--
Share-based compensation	--	--	--	--	637	3,893	--	--	--	3,893	--	--
Conversions or redemptions	--	--	--	--	7	74	--	--	--	74	--	(74)
Fair value accretion	--	--	--	--	--	(3,123)	--	--	--	(3,123)	--	3,123
Contributions	--	--	--	--	--	--	--	--	401,869	401,869	--
Treasury shares	--	--	--	--	(194)	--	(33)	--	--	(33)	--
Purchase of non-controlling interest	--	--	--	--	--	7,008	--	--	(7,758)	(750)	--
Distributions	--	--	--	--	--	--	--	--	(6,466)	(6,466)	--
June 30, 2009	$2,386	$131	--	$--	53,420	$267,003	$(65,316)	$(1,146,978)	$3,765,308	$2,822,534	$(760,966)	$329,427

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(184,492)	$(1,123,317)
Adjustments to reconcile net loss to cash flows from operating activities:
Non-cash loss from consolidated partnerships	243,890	1,041,648
Gain from repayment or sale of investments	(2,202)	(577)
Gain on sale of discontinued operations	(20,500)	--
Gain on settlement of liabilities	(25,253)	--
Lease termination costs	(48,044)	27,751
Loss on impairment of assets	35,027	8,873
Depreciation and amortization	12,060	20,473
Equity in losses of unconsolidated entities, net	184	7,265
Share-based compensation expense	2,262	3,893
Non-cash expenses relating to issuance of Special Series A Shares	2,842	--
Non-cash interest expense, net	7,093	1,374
Other non-cash expense, net	1,484	660
Reserves for bad debts, net of reversals	(368)	4,270
Impact of interest rate derivatives	2,834	(14,669)
Capitalization of mortgage servicing rights	(6,682)	(4,656)
Affordable Housing loss reserve	(58,000)	--
Changes in operating assets and liabilities:
Mortgage loans held for sale	(42,686)	27,555
Assumption fee	26,706	--
Deferred revenues	(10,433)	(12,062)
Receivables	633	(1,639)
Other assets	(2,248)	5,327
Loan loss reserve	6,376	5,400
Accounts payable, accrued expenses and other liabilities	(4,556)	1,061
Changes in operating assets and liabilities of discontinued operations	1,733	29,993
Net cash flow from operating activities	(62,340)	28,623
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale and repayment of available-for-sale securities	132	2,675
Sale and repayments of mortgage loans held for investment	1,567	1,962
Proceeds from sale of discontinued operations	37,795	--
Advances to partnerships	--	(3,550)
Collection of advances to partnerships	--	21,455
Sale and repayment of other investments	--	5,033
Acquisition, net of cash acquired	--	1,158
Deferred investment acquisition cost	--	(241)
Decrease (increase) in restricted cash, escrows and other cash collateral	(7,830)	21,897
Acquisition of furniture, fixtures and leasehold improvements	(565)	(574)
Equity investments and other investing activities	1,467	12,325
Net cash flow from investing activities	32,566	62,140

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months Ended June 30,
	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of financing arrangements	--	(1,128)
Distributions to equity holders	(3,113)	(3,455)
Repayments of term loan	(14,308)	(41,723)
Proceeds from term loan	20,000	--
Increase (decrease) in mortgage loan warehouse line and ASAP facility	42,638	(27,648)
Decrease in other notes payable	(1,500)	(20,000)
Proceeds from Special Series A Preferred Shares, net of offering costs	9,558	--
Deferred financing and equity offering costs	--	(215)
Net cash flow from financing activities	53,275	(94,169)
Net increase in cash and cash equivalents	23,501	(3,406)
Cash and cash equivalents at the beginning of the period	95,728	103,879
Cash and cash equivalents at the end of the period	119,229	100,473
Less cash and cash equivalents of discontinued operations	300	6,555
Cash and cash equivalents of continuing operations at end of period	$118,929	$93,918
Non-cash investing and financing activities:
Net change in re-securitized mortgage revenue bonds:
Secured financing liability	$(57,777)	$190,098
Mortgage revenue bonds	$69,624	$(230,235)
Increase in Series B Freddie Mac Certificates	$916	$--
Decrease in Series A-1 Freddie Mac Certificates	$(12,763)	$39,810
Conversion of redeemable securities to Special Series A Shares	$321,483	$--
Treasury stock purchase via employee withholding	$413	$33
Share grants issued	$--	$1,299
Debt assumed by third parties (see Note 12)	$65,000	$--
Issuance of Special Series A Shares	$2,842	$--

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – Description of Business and Basis of Presentation

A.	Description of Business

Centerline Holding Company, through its subsidiaries, provides real estate financial and asset management services, with a focus on affordable and conventional multifamily housing. We offer a range of debt and equity financing and investment products to developers, owners and investors.  A substantial portion of our business is conducted through our subsidiaries, generally under the designation Centerline Capital Group. The terms “we” , “us”, “our” or “the Company” as used throughout this document may refer to a subsidiary or the business as a whole, while the term “parent trust” refers only to Centerline Holding Company as a stand-alone entity.

On March 5, 2010, we completed a comprehensive restructuring of the Company (the “March 2010 Restructuring”), whereby we:

•	sold our Portfolio Management business and the portion of the Commercial Real Estate Group that was not affiliated with loan originations (see Note 2);

•	amended and restructured our senior credit facility (see Note 12);

•	restructured various components of our equity and issued a new series of shares (see Note 17);

•	restructured our credit intermediation agreements (see Note 27); and

•	settled most of our unsecured liabilities (see Note 14).

We now manage our operations through four reportable segments, including two segments not involved in direct operations.  Our two operating segments are:

Affordable Housing, which offers low-income housing tax credit (“LIHTC”) transaction underwriting, acquisitions, fund management and asset management, affordable debt underwriting, originations, servicing and credit intermediation as well as managing the Company’s retained interests in the 2007 re-securitization of a mortgage revenue bond portfolio with Federal Home Loan Mortgage Corporation (“Freddie Mac”).

Mortgage Banking, which provides a broad spectrum of financing products for multifamily, manufactured housing, senior housing and student housing, including loan underwriting, pricing, origination and servicing.

Our Corporate group comprises Finance and Accounting, Legal, Corporate Communications and Operations departments, which supports our two operating segments.

Consolidated Partnerships comprises certain funds we control, regardless of whether we may have only a minority or no economic interest in such entities.  Consolidated Partnerships includes the LIHTC investment fund partnerships we originate and manage through the Affordable Housing Group, and certain other property partnerships, all of which we are required to consolidate.

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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

C.	Recently Issued Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It also requires the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The Company’s disclosures regarding fair value measurements are presented in Note 4 – Fair Value Disclosures. These new disclosure requirements first applied to the Company in our financial statements for the period ended March 31, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for the financial statements for the period ending March 31, 2011.  We are still assessing the effect of the gross presentation of Level 3 activity disclosure requirements.  All other disclosure requirements have no material impact on the Company’s disclosures.

In February 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.  The amendments remove the requirement for an SEC registrant to disclose the date through which subsequent events were evaluated. This ASU became effective upon issuance.  Removal of the disclosure requirement has no material effect on the nature or timing of subsequent events evaluations performed by the Company.

D.	Change in Accounting Principle

In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (which was codified and superseded by ASU 2009-16, Transfers and Servicing), which, among other provisions, eliminated the concept of Qualified Special Purpose Entities (“QSPEs”). Simultaneously, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) Statement of Financial Accounting Standards (which was codified and superseded by ASU 2009-17, Consolidation), which revised the consolidation model with respect to Variable Interest Entities (“VIEs”).  ASU 2009-17:

•	requires that former QSPEs be reviewed for consolidation;

•	requires ongoing reconsideration of consolidation conclusions for VIEs; and

•
requires a qualitative determination of the primary beneficiary of a VIE based on the entity with the power to direct the VIE’s activities and which also has a significant economic interest in the VIE.

ASU 2009-16 and 2009-17 became effective for us as of January 1, 2010.  The adoption of ASU 2009-16 and 2009-17 resulted in the commercial mortgage-backed securities (“CMBS”) and High-Yield Debt Fund Partnerships and one of our subsidiaries consolidating substantially all of the CMBS and similar trusts that we and our funds invested in as we were named special servicer of the trusts. We consolidated the CMBS and similar trusts and recognized their assets and liabilities at their unpaid principal balance.  Upon adoption of ASU 2009-17 the CMBS and High-Yield Debt Fund Partnerships recorded a $107.2 billion increase in total assets, a $106.8 billion increase in total liabilities, a $0.9 billion increase in Centerline Holding Company equity and a $0.5 billion decrease in non-controlling interests.  These adjustments were principally the result of recapturing losses taken in prior years that can now be allocated to non-controlling interests pursuant to the adoption of ASU 2009-17.  As a result of the March 2010 Restructuring we deconsolidated the funds as well as the newly consolidated trusts, negating the impact of adoption upon our condensed consolidated financial statements.

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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As we have no equity interest in the funds of the newly consolidated Tax Credit Fund Partnerships and Property Partnerships, the implementation of ASU 2009-17 had no impact on our condensed consolidated statements of operations.

NOTE 2 – Discontinued Operations

As described in Note 1, on March 5, 2010, our Board of Trustees approved and we consummated a series of transactions pursuant to which we sold certain assets within our Commercial Real Estate group and the subsidiary that constituted our Portfolio Management Group to C-III Capital Partners LLC (“C-III”), a subsidiary of Island Capital Group LLC (“Island Capital”).  The assets sold include:

•
our co-investment and management interests in, and a loan receivable from, the CMBS Fund and High-Yield Debt Fund Partnerships and our co-investment and management interests in Centerline Urban Capital LLC (“CUC”);

•	our CMBS and retained-CMBS certificate investments;

•	our loan to American Mortgage Acceptance Corporation (“AMAC”);

•	our interests pursuant to collateral management agreements with respect to two collateralized debt obligations (“CDOs”) in which the High-Yield Debt Fund Partnership invests and AMAC’s CDO;

•	servicing assets with respect to CMBS re-securitization transactions; and

•	our interest in Centerline Servicing LLC (formerly known as Centerline Servicing Inc. (“CSI”)) subsidiary that engages in the business of servicing and special servicing, among others.

As part of the March 2010 Restructuring, we received total proceeds of $110.0 million of which $10.0 million was attributed to the sale of 4.1 million shares of Special Series A shares to affiliates of Island Capital (see Note 17).  The total proceeds attributable to the sale of assets were $100.0 million.  At the closing date, a subsidiary of Island Capital assumed $60.0 million of our senior secured debt obligations that were due under our revolving credit and term loan agreement.  Cash proceeds attributable to the assets and interests disposed of amounted to $37.8 million after taking into consideration $2.2 million of working capital at the sold entities, but before amounts paid by the purchaser relating to certain assumed liabilities.  Cash proceeds were used to fund $10.0 million placed in escrow, settle liabilities with unsecured creditors and pay closing costs.

As a result of the March 2010 Restructuring, the Company exited in its entirety the Commercial Real Estate Fund Management and Portfolio Management operating segments, and has no continuing involvement in those operations subsequent to the transaction.  Accordingly, for all periods presented, the operating results, assets and liabilities, and certain operating cash flows of the Commercial Real Estate Fund Management and Portfolio Management segments are presented separately in discontinued operations in our condensed consolidated financial statements.  The notes to the condensed consolidated financial statements, unless otherwise noted, have been adjusted to exclude discontinued operations.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets and liabilities of discontinued operations were as follows:

(in thousands)	June 30, 2010	December 31, 2009
ASSETS:
Cash and cash equivalents	$300	$6,875
Investments	--	9,455
Investments in and loans to affiliates, net	--	7,818
Goodwill and intangible assets, net	--	13,361
Deferred costs and other assets, net	268	8,794
Consolidated partnerships:
Investments	--	464,442
Land, buildings and improvements, net	--	79,679
Other assets	--	63,473
Total assets	$568	$653,897
L IABILITIES:
Liabilities:
Notes payable	$--	$3,226
Accounts payable, accrued expenses and other liabilities	811	3,152
Consolidated partnerships	--	1,581,676
Total liabilities	811	1,588,054
Net liabilities	$(243)	$(934,157)

Accumulated other comprehensive loss, net of tax, associated with discontinued operations was $0 at June 30, 2010 and $995 million at December 31, 2009.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Operating results from discontinued operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Operating revenues	$--	$76,762	$1,096,318	$147,048
Operating expenses	(235)	(413,127)	(1,048,024)	(636,471)
Operating income (loss) from discontinued operations before income tax provision	(235)	(336,365)	48,294 (1)	(489,423)
Gain from liquidation of fund partnership	--	--	91,764 (2)	--
	(235)	(336,365)	140,058	(489,423)
Gain on sale of discontinued operations	--	--	20,500	--
Income tax (provision) benefit	--	12	(531)	(25)
Net income (loss) from discontinued operations	(235)	(336,353)	160,027	(489,448)
Net (income) loss attributed to non-controlling interests – discontinued operations	--	304,645	(89,918)	451,806
Net income (loss) attributed to Centerline Holding Company shareholders – discontinued operations	$(235)	$(31,708)	$70,109	$(37,642)

(1)   Comprised of approximately a $64.0 million reversal of loan loss reserves, established pursuant to our ASU 2009-17 adoption, offset by losses from operating activity.
(2)   Principally comprised of non-cash reversals of impairments recorded on liquidated CMBS investments.

The 2010 results include the impact of the implementation of ASU 2009-17 (see Note 1).

NOTE 3 – Market Conditions and Liquidity

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

As part of our March 2010 Restructuring, we restructured our Term and Revolving Credit Facility (see Note 12).  Our new Term Loan matures in March 2017 and our new Revolving Credit Facility matures in March 2015.  There are no scheduled repayments of principal on these facilities until December 2011.  Beginning at that time, we must repay $3.0 million in principal per quarter until maturity, at which time the remaining principal is due.  In addition, through this restructuring, we increased the capacity of our Revolving Credit Facility.  Our Revolving Credit Facility has a total capacity of $37.0 million.  At June 30, 2010, $12.0 million of this capacity was used for letters of credit and $6.0 million was drawn, leaving a total available capacity of $19.0 million.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Also as part of the March 2010 Restructuring, we restructured our credit intermediation agreements (see Note 27) and settled most of our unsecured liabilities (see Note 14) which have significantly reduced our funding requirements.

We use asset-backed warehouse facilities to fund Fannie Mae and Freddie Mac mortgage originations in our Mortgage Banking and Affordable Housing groups.  Due to recent economic events we have seen the capacity of these financing facilities decrease while the cost of borrowing has increased.  Our mortgage banking warehouse facility matures in September 2010 Management actively pursued strategies to maintain and improve our cash flow from operations, including:

•	instituting measures to reduce general and administrative expenses; and

•	continuing to sell investments that do not meet our long-term investment criteria.

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

The following tables present the information about our financial assets and liabilities (excluding those of Consolidated Partnerships) measured at fair value on a recurring or non-recurring basis as of June 30, 2010 and December 31, 2009, and indicate the fair value hierarchy of the valuation techniques we utilize to determine fair value:

(in thousands)	Level 1	Level 2	Level 3	Balance as of June 30, 2010

Measured on a recurring basis:
Assets
Available-for-sale investments:
Freddie Mac Certificates:
Series A-1	$--	$--	$169,470	$169,470
Series B	--	--	59,629	59,629
Mortgage revenue bonds	--	--	301,274	301,274
Total available-for-sale investments	$--	$--	$530,373	$530,373
Interest rate swaps	$--	$1,428	$--	$1,428
Liabilities
Interest rate swaps	$--	$21,615	$--	$21,615

Measured on a non-recurring basis:
Assets
Mortgage loans held-for-sale	$--	$71,140	$--	$71,140
Goodwill(1)	--	--	93,283	93,283
Mortgage servicing rights	--	--	61,927	61,927
Other intangible assets(1)	--	--	13,398	13,398
	$--	$71,140	$168,608	$239,748
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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents additional information about assets measured at fair value on a recurring basis and for which we utilized Level 3 inputs to determine fair value:

	Three Months Ended June 30, 2010
(in thousands)	Series A-1 Freddie Mac Certificates	Series B Freddie Mac Certificates		Mortgage Revenue Bonds		Total

Balance at April 1, 2010	$176,521	$60,945		$275,048		$512,514
Total realized and unrealized gains or (losses):
Realized losses recorded in Condensed Consolidated Statement of Operations	--	(14,357	)(1)	(5	)(2)	(14,362)
Unrealized gain (loss) recorded in other comprehensive income (loss)	(1,823)	17,589			(1,775)	13,991
Amortization or accretion	--	(3,228)		22		(3,206)
Purchases, issuances, settlements and other adjustments(3)	(5,228)	(1,320)		27,984		21,436
Balance at June 30, 2010	$169,470	$59,629		$301,274		$530,373
Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2010	$--	$(14,357)		$--		$(14,357)
	Six Months Ended June 30, 2010
(in thousands)	Series A-1 Freddie Mac Certificates	Series B Freddie Mac Certificates	Mortgage revenue bonds			Total
Balance at January 1, 2010	$183,093	$61,003		$245,671		$489,767
Total realized and unrealized gains or (losses):
Realized gain (losses) recorded in Condensed Consolidated Statement of Operations	--	(37,006	)(1)	6	(2)	(37,000)
Unrealized gain (loss) recorded in other comprehensive income (loss)	(860)	41,885		(83)		40,942
Amortization or accretion	--	(5,968)		114		(5,854)
Purchases, issuances, settlements and other adjustments(3)	(12,763)	(285)		55,566		42,518
Balance at June 30, 2010	$169,470	$59,629		$301,274		$530,373
Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2010	$--	$(37,006)		$6		$(37,000)

(1)	Includes amounts recorded in “Loss on impairment of assets” and in “Gain (loss) from repayment or sale of investments, net” in the Condensed Consolidated Statement of Operations.
(2)	Recorded in “Gain (loss) from repayment or sale of investments, net” in the Condensed Consolidated Statement of Operations.
(2)	Reflects re-recognition of mortgage revenue bonds in the 2007 re-securitization as assets, net of bonds that were sold during the period and other adjustments (see Note 7).

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30, 2009
(in thousands)	Series A-1 Freddie Mac Certificates	Series B Freddie Mac Certificates		Mortgage Revenue Bonds	Total

Balance at April 1, 2009	$317,564	$109,365		$131,076		$558,005
Total realized and unrealized gains or (losses):
Realized gain recorded in Condensed Consolidated Statement of Operations	--	--		6	(2)	6
Unrealized loss recorded in other comprehensive income (loss)	(1,282)	(9,768)		(937)		(11,987)
Amortization or accretion	--	(2,414)		111		(2,303)
Purchases, issuances, settlements and other adjustments(3)	(28,180)	36		151,959		123,815
Balance at June 30, 2009	$288,102	$97,219		$282,215		$667,536
Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2009	$--	$--		$--		$--

	Six Months Ended June 30, 2009
(in thousands)	Series A-1 Freddie Mac Certificates	Series B Freddie Mac Certificates		Mortgage revenue bonds		Total
Balance at January 1, 2009	$335,047	$123,122		$69,217		$527,386
Total realized and unrealized gains or (losses):
Realized gain (losses) recorded in Condensed Consolidated Statement of Operations	--	(8,549	)(1)	577	(2)	(7,972)
Unrealized gain (loss) recorded in other comprehensive income (loss)	(7,135)	(14,088)		(904)		(22,127)
Amortization or accretion	--	(4,083)		228		(3,855)
Purchases, issuances, settlements and other adjustments(3)	(39,810)	817		213,097		174,104
Balance at June 30, 2009	$288,102	$97,219		$282,215		$667,536
Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2009	$--	$(8,549)		$--		$(8,549)

(1)	Recorded in “Loss on impairment of assets” in the Condensed Consolidated Statement of Operations.
(2)	Recorded in “Gain (loss) from repayment or sale of investments, net” in the Condensed Consolidated Statement of Operations.
(3)	Reflects re-recognition of mortgage revenue bonds in the 2007 re-securitization as assets, net of bonds that were sold during the period and other adjustments (see Note 7).

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

B.	Financial Assets and Liabilities of Consolidated Partnerships

The following tables present the information about assets and liabilities of Consolidated Partnerships measured at fair value on a recurring or non-recurring basis as of June 30, 2010 and December 31, 2009:

(in thousands)	Level 1	Level 2	Balance as of June 30, 2010

Measured on a recurring basis:
Assets
Available-for-sale investments:
Corporate bonds	$--	$5,043	$5,043
Total available-for-sale investments	$--	$5,043	$5,043

(in thousands)	Level 1	Level 2	Balance as of December 31, 2009

Measured on a recurring basis:

Assets
Available-for-sale investments:
Corporate bonds	$--	$5,109	$5,109
Total available-for-sale investments	$--	$5,109	$5,109

C.	Assets and Liabilities Not Measured at Fair Value

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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents information about our financial assets and liabilities that are not carried at fair value:

	June 30, 2010		December 31, 2009
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Mortgage loans held for investment(1)	$5,724	$5,724	$7,540	$7,540
Other investments	781	364	1,060	2,328
Financing arrangements and secured financing	643,305	554,216	585,528	484,299
Preferred shares of subsidiary (subject to mandatory repurchase)	128,500	137,741	128,500	139,850

Consolidated Partnerships:
Fixed-rate notes payable and financing arrangements	153,075	106,453	155,810	98,259
(1) Net of cumulative impairment of $3.0 million in 2010 and $3.6 million in 2009.

NOTE 5 – Variable Interest Entities and Qualifying Special Purpose Entities

Variable Interest Entities (“VIEs”)

Consistent with the provisions of ASU 2009-17, Consolidations, we consolidate all the fund partnerships that we sponsor, manage and service as we control the operation of these partnerships.  The funds invest equity capital that they raised from investor partners.  Our involvement with the funds includes one or more of the following:

•	providing asset management and fund management services;

•	acting as general partner;

•	underwriting and acquiring assets on the funds behalf;

•	managing and servicing their assets;

•	on occasion, warehousing investments on our balance sheet and selling them to the fund; and

•	disposing of funds assets.

The funds’ assets and liabilities are detailed and described in Notes 11 and 15, respectively.

With the exception of certain funds where we have an obligation to cover operating expenses shortfall, we are not obligated to provide financial support to the entities.  We may elect to provide financial support to protect certain debt positions we hold associated with the funds’ assets and/or to protect our clients’ investments.  During the six months ended June 30, 2010, we provided financial support to certain of the entities included in our designation of Consolidated Partnerships through loans to Tax Credit Fund Partnerships (see Note 27).

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – Assets Pledged as Collateral

In connection with our Term Loan and Revolving Credit Facility (Note 12), the stock of substantially all of our subsidiaries is pledged as collateral.  In addition, substantially all of our other assets are pledged as collateral to our Term Loan and Revolving Credit Facility subject to the liens detailed below.  The following table details assets we have specifically pledged as collateral for various debt facilities or contingent liabilities (that provide first liens ahead of the Term Loan and Revolving Credit Facility):

Collateral	Balance Sheet Classification	Carrying Amount of Collateral at June 30, 2010 (in thousands)	Associated Debt Facility/Liability

Cash at Centerline Mortgage Capital Inc.	Restricted cash	$10,901	Mortgage loan loss sharing agreements (Note 27)

Cash at Centerline Financial LLC	Cash and cash equivalents	$67,712	Affordable Housing yield transactions (Note 27) and Centerline Financial LLC undrawn credit facility (Note 12)(1)

Cash at Centerline Financial Holdings (“CFin Holdings”)	Cash and cash equivalents	$27,642	CFin Holdings credit facility (Note 12)(2)

Cash at Centerline Guaranteed Holdings	Cash and cash equivalents	$121	Affordable Housing yield transactions (Note 27)

Series A-1 Freddie Mac certificates	Investments – available-for-sale – Freddie Mac certificates (Note 7)	$169,470	Preferred shares of subsidiary(3)

Stabilization escrow	Other investments – stabilization escrow (Note 8)	$2,092	December 2007 re-securitization

Mortgage loans	Other investments – mortgage loans held for sale (Note 8)	$71,140	Mortgage Banking warehouse line/Multifamily ASAP facility (Note 12)

Cash collateral posted with counterparties	Deferred costs and other assets (Note 10)	$68,113	Affordable Housing yield transactions (Note 27)

(1)	These assets are subject to a priority lien related to the Affordable Housing yield transaction and a subordinated lien related to the Centerline Financial LLC undrawn credit facility.
(2)
Borrowings under the CFin Holdings’ Credit Facility are secured by a first priority lien on substantially all of CFin Holdings’ assets including its investment in subsidiaries, fee receivable, deferred costs and derivative instruments.

(3)	While not collateral, these assets economically defease the preferred shares of subsidiary.

 In addition, we are required as part of our mortgage loan loss sharing agreements with Freddie Mac to provide security for payment of the reimbursement obligation.  The collateral can include a combination of the net worth of one of our Mortgage Banking subsidiaries, a letter of credit and/or cash.  To meet this collateral requirement, we have provided to Freddie Mac letters of credit totaling $12.0 million issued by Bank of America as a part of our Revolving Credit Facility (see Note 27).

In accordance with the requirements of its operating agreement, Centerline Financial LLC (“CFin” or “Centerline Financial”) has a cash balance of $67.7 million as of June 30, 2010 in order to maintain its minimum capital requirements.  This balance is not considered by us as restricted cash.  In addition, in accordance with the requirements of Centerline Financial’s operating agreement, one of our subsidiaries pledged two taxable bonds with an aggregate notional amount of $3.4 million and the associated cash received on these bonds to Centerline Financial in order to maintain its minimum capital requirements. As these assets are pledged between two of our subsidiaries they were excluded from the table above.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – Available-for-Sale Investments

The table below provides the components of available-for-sale investments as of the dates presented:

(in thousands)	June 30, 2010	December 31, 2009

Freddie Mac Certificates:
Series A-1	$169,470	$183,093
Series B	59,629	61,003
Mortgage revenue bonds	301,274	245,671
Total	$530,373	$489,767

A.	Freddie Mac Certificates

We retained Series A-1 and Series B Freddie Mac Certificates in connection with the December 2007 re-securitization of the mortgage revenue bond portfolio with Freddie Mac.  The Series A-1 Freddie Mac Certificates are fixed rate securities, whereas the Series B Freddie Mac Certificates are residual interests of the re-securitization trust.

Series A-1

Information with respect to the Series A-1 Freddie Mac Certificates is as follows:

(in thousands)	June 30, 2010	December 31, 2009
Face amount	$232,500	$232,500
Gross unrealized gains	18,443	18,866
Fair value	250,943	251,366
Less: eliminations(1)	(81,473)	(68,273)
Consolidated fair value	$169,470	$183,093

(1)   A portion of the Series A-1 Certificates relate to re-securitized mortgage revenue bonds that were not reflected as sold for GAAP purposes. Accordingly, that portion is eliminated in consolidation. The change from December 31, 2009 resulted from the re-recognition of sixteen mortgage revenue bonds (as discussed in B. Mortgage Revenue Bonds below), sale of one mortgage revenue bond, and fluctuations due to changes in the fair value of the asset.

During the six months ended June 30, 2010 and 2009, we received $7.8 million and $12.6 million, respectively, in interest from the Series A-1 Freddie Mac Certificates ($3.9 million and $6.3 million in the second quarter of 2010 and 2009, respectively).  The decrease in interest is due to the sale of $145 million of Series A-1 Freddie Mac Certificates in July 2009, the proceeds of which were used to retire a portion of the preferred shares of our subsidiary, Equity Issuer Trust.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Series B

Information with respect to the Series B Freddie Mac Certificates is as follows:

(in thousands)	June 30, 2010	December 31, 2009
Amortized cost basis(1)	$92,952	$137,974
Gross unrealized losses(1)	(32,825)	(64,142)
Subtotal/fair value	60,127	73,832
Less: eliminations(2)	(498)	(12,829)
Consolidated fair value	$59,629	$61,003

(1)   The unrealized losses presented above do not include cumulative impairment write-downs of $90.0 million at June 30, 2010 and $52.8 million at December 31, 2009, which reflect losses due to credit deterioration of the underlying assets.  Amortized cost is shown net of these amounts.

(2)   A portion of the Series B Certificates relates to re-securitized mortgage revenue bonds that were not reflected as sold.  Accordingly, that portion is eliminated in consolidation.  The change from December 31, 2009 resulted from the re-recognition of certain mortgage revenue bonds (as discussed in B. Mortgage Revenue Bonds below), sale of three mortgage revenue bonds, and fluctuations due to changes in the fair value of the asset.

During the six months ended June 30, 2010 and 2009, we received $14.2 million and $13.0 million, respectively, in interest from the Series B Freddie Mac Certificates ($6.6 million and $6.5 million in the second quarter of 2010 and 2009, respectively).

Delinquent collateral loans underlying the certificates had an unpaid principal balance of $194.1 million and $150.8 million at June 30, 2010 and December 31, 2009, respectively; projected remaining losses are estimated at 4.49% or $79.2 million of the underlying securitization.  Due to projections of declining cash flows (including the projected impact of a restructuring of the underlying mortgage revenue bonds as discussed in Note 27), we recorded other-than-temporary impairments (“OTTI”) of $37.2 million and $8.5 million on these investments in the periods ended June 30, 2010 and 2009, respectively ($14.4 million in the second quarter of 2010, none in the second quarter of 2009).

During the first quarter of 2010, two of the underlying mortgage revenue bonds that were in foreclosure were sold to third parties at a loss.  One of the bonds was included in the stabilized escrow pool.  In order to fully pay down the bond’s outstanding principal, plus accrued interest, to the Class A Certificate Holders of the 2007 re-securitization as required per the securitization agreements, a release of $4.4 million was made from the stabilization escrow.  The loss of $4.8 million for the other mortgage revenue bond was absorbed by the principal of the Series B Freddie Mac Certificates.  These transactions have been included in prior period cash flow projections utilized in valuing the Series B Freddie Mac Certificates and therefore did not have a significant impact to its value.

The Series B Freddie Mac Certificates have all been in an unrealized loss position for twelve months.  As we intend to hold the investments and it is unlikely we will be required to sell them, we have concluded that the unrealized losses (after taking into account recognized impairments), as of June 30, 2010, are temporary.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

B.	Mortgage Revenue Bonds

The following table summarizes our mortgage revenue bond portfolio:

(in thousands)	June 30, 2010	December 31, 2009

Securitized:
Included in December 2007 re-securitization transaction and accounted for as financed	$298,150	$242,484
Not securitized	3,124	3,187
Total at fair value	$301,274	$245,671

Our mortgage revenue bond portfolio increased from 42 bonds as of December 31, 2009, to 52 bonds as of June 30, 2010.  The increase is attributable to the re-recognition of sixteen mortgage revenue bonds in the 2007 re-securitization that had either defaulted, been placed in special servicing, or for which we made commitments to fund operating deficits to the underlying property partnerships (nine in the second quarter).  As our role as servicer of the mortgage revenue bonds allows us to repurchase those bonds (although we do not intend to) we re-recognized the sixteen bonds as assets at their aggregate fair value of $90.6 million ($37.9 million in the second quarter) and recognized a corresponding Freddie Mac secured financing liability (see Note 13).  This was offset by three bonds that were sold during that period, resulting in a gain of $2.1 million, and another three bonds that are eliminated in consolidation, as we began consolidating the underlying properties in the first quarter of 2010 upon obtaining control of the Partnership.

During the six months ended June 30, 2009, we re-recognized 35 mortgage revenue bonds in the 2007 re-securitization that had defaulted and/or been placed in special servicing (26 in the second quarter).  We re-recognized the bonds as assets at their aggregate fair value of $230.2 million ($168.9 million in the second quarter) and recognized a corresponding Freddie Mac secured financing liability (see Note 13).

The amortized cost basis of our portfolio of mortgage revenue bonds and the related unrealized gains and losses were as follows:

(in thousands)	June 30, 2010	December 31, 2009
Amortized cost basis(1)	$303,109	$247,424
Gross unrealized gains	16,407	13,688
Gross unrealized losses(1)	(18,242)	(15,441)
F air value	$301,274	$245,671

(1)   The unrealized losses presented above do not include cumulative impairment write-downs of $2.4 million at June 30, 2010 and December 31, 2009 due to credit losses related to the underlying assets. Amortized cost is shown net of these amounts.

For mortgage revenue bonds in an unrealized loss position, the fair value and gross unrealized losses, aggregated by length of time that individual bonds have been in a continuous unrealized loss position, is summarized in the table below:

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(dollars in thousands)	Less than 12 Months	12 Months or More	Total
June 30, 2010
Number	11	1	12
Fair value	$59,057	$10,702	$69,759
Gross unrealized losses	$17,916	$326	$18,242
December 31, 2009
Number	10	--	10
Fair value	$47,632	$--	$47,632
Gross unrealized losses	$15,441	$--	$15,441

Unrealized losses above (which compare fair value to accreted cost after taking impairment charges into account) are primarily due to liquidity discount as a result of market conditions, and we believe are not necessarily reflective of the operating performance of the assets.  Therefore, we concluded that the unrealized losses are temporary.

NOTE 8 – Other Investments

The table below provides the components of other investments as of the dates presented:

(in thousands)	June 30, 2010	December 31, 2009
Mortgage loans held for sale(1)	$71,140	$28,454
Mortgage loans held for investment(2)	5,724	7,540
Stabilization escrow	2,092	1,983
Miscellaneous investments	781	1,060
Total	$79,737	$39,037
(1) Net of deferred origination fees (2) Net of cumulative impairment of $3.0 million in 2010 and $3.6 million in 2009.

A.	Mortgage Loans Held for Sale

Mortgage loans held for sale include originated loans either pre-sold to Government Sponsored Enterprises (“GSE’s”), such as Fannie Mae, Freddie Mac and the Government National Mortgage Association (“Ginnie Mae”) under contractual sale obligations that normally settle within 30 days of origination, or pre-sold to buyers of GSE guarantees securities backed by mortgage loans.  Mortgage loans held for sale can differ widely from period to period depending on the timing and size of originated mortgages and variances in holding periods prior to sale.  Loans originated and funded during the six months ended June 30, 2010 were $412.5 million.  Loans sold and settled during the six months ended June 30, 2010 were $370.0 million.

B.	Mortgage Loans Held for Investments

Mortgage loans held for investments are primarily made up of non-mortgage related promissory notes that we hold net of any reserve for uncollectibility.  Some of these promissory notes have been reserved for due to anticipated uncollectibility of the loans.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

C.  Stabilization Escrow

(in thousands)	June 30, 2010	December 31, 2009
Cash balance	$43,277	$50,104
Reserve for non-recovery	(41,185)	(48,121)
Total	$2,092	$1,983

During the six months ended June 30, 2010, we received $2.4 million in interest income and escrow releases (due to construction completion and/or stabilization of the underlying properties) as compared to $21.9 million in interest and escrow releases for the six months ended June 30, 2009 ($0.4 million in the second quarter of 2010, $9.8 million in the second quarter of 2009).

NOTE 9 – Goodwill and Intangible Assets, Net

The table below provides the components of goodwill and intangible assets, net as of the dates presented:

(in thousands)	June 30, 2010	December 31, 2009

Goodwill	$93,283	$93,283
Other intangible assets, net	13,398	17,338
Mortgage servicing rights, net	61,927	60,423
Total	$168,608	$171,044

A.	Other Intangible Assets, Net

The components of other intangible assets, net as of the dates presented are provided below:

(dollars in thousands)	Estimated Useful Life (in Years)	Gross Carrying Amount		Accumulated Amortization		Net
		June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Amortized intangible assets:
Transactional relationships(1)	5.0	$73,400	$103,000	$72,904	$102,190	$496	$810
Partnership service contracts	9.0	26,521	26,521	23,352	20,183	3,169	6,338
General partner interests	9.0	5,100	5,100	3,751	3,468	1,349	1,632
Mortgage banking broker relationships	4.0	1,632	1,632	1,494	1,320	138	312
Weighted average life/subtotal	6.2	106,653	136,253	101,501	127,161	5,152	9,092
Unamortized intangible assets:
Mortgage banking licenses and approvals with no expiration		8,246	8,246	--	--	8,246	8,246
Total		$114,899	$144,499	$101,501	$127,161	$13,398	$17,338
(1) $29.6 million in transactional relationships, which were fully amortized, are excluded from the gross carrying amount and accumulated depreciation in 2010.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Amortization expense	$1,952	$3,356	$3,940	$6,574

B.	Mortgage Servicing Rights

The components of the change in MSRs were as follows:

(in thousands)

Balance at January 1, 2010	$60,423
MSRs capitalized	6,682
Amortization	(5,178)
Balance at June 30, 2010	$61,927

While the balances above reflect our policy to record MSRs initially at fair value and amortize those amounts, presented below is information regarding the fair value of the MSRs.  The significant assumptions used in estimating the fair values were as follows:

June 30, 2010
Weighted average discount rate	17.65%
Weighted average pre-pay speed	9.23%
Weighted average lockout period (years)	4.10
Weighted average default rate	0.88%
Cost to service loans	$2,239
Acquisition cost (per loan)	$1,500

The table below illustrates hypothetical fair values of MSRs, caused by assumed immediate changes to key assumptions that are used to determine fair value.

(in thousands)	June 30, 2010
Fair value of MSRs	$74,495

Prepayment speed:
Fair value after impact of 10% adverse change	73,832
Fair value after impact of 20% adverse change	73,197

Discount rate:
Fair value after impact of 10% adverse change	70,773
Fair value after impact of 20% adverse change	67,378

Default rate:
Fair value after impact of 10% adverse change	74,402
Fair value after impact of 20% adverse change	74,306

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

Servicing fees we earned as well as those received with respect to the December 2007 re-securitization transaction (all of which are included in “Fee Income” in our Condensed Consolidated Statements of Operations) were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Total servicing fees from MSRs	$5,115	$4,729	$10,197	$9,619
Servicing fees from securitized assets	$520	$496	$1,013	$1,010

NOTE 10 – Deferred Costs and Other Assets, Net

The table below provides the components of deferred costs and other assets, net as of the dates presented:

(in thousands)	June 30, 2010	December 31, 2009
Deferred financing and other costs(1)	$14,469	$25,684
Less: Accumulated amortization	(5,618)	(14,382)
Net deferred costs	8,851	11,302
Collateral posted with counterparties	68,113	69,200
Interest and fees receivable, net	6,725	3,565
Other receivables	7,531	8,501
Furniture, fixtures and leasehold improvements, net	2,185	2,730
Other	9,098	5,162
Total	$102,503	$100,460

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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Assets of Consolidated Partnerships

Financial information presented for June 30, 2010 for certain of the Tax Credit Fund Partnerships and Property Partnerships is as of March 31, 2010, the most recent data for which information is available.  Similarly, the financial information presented for December 31, 2009 for those partnerships is as of September 30, 2009.

The table below provides the components of assets of our Tax Credit Fund Partnerships and Property Partnerships that we consolidate as of the dates presented:

(in thousands)	June 30, 2010	December 31, 2009
Available-for-sale
Corporate bonds	$5,043	$5,109
Equity method
Equity interests in tax credit properties	3,464,618	3,571,323
Total investments held by consolidated partnerships	3,469,661	3,576,432
Land, buildings and improvements, net	593,105	571,520
Other assets	251,442	298,528
Total other assets of consolidated partnerships	844,547	870,048
Total assets	$4,314,208	$4,446,480

Assets of Consolidated Partnerships as of June 30, 2010 reflect the addition of six Tax Credit Fund Partnerships and 56 Property Partnerships consolidated upon the adoption of ASU 2009-17 effective January 1, 2010 (see Note 1 – Recently Issued Accounting Pronouncements).

During the six months ended June 30, 2010, we gained significant control over the general partnership of four Property Partnerships (two in the second quarter) and have consolidated them resulting in an increase in assets of $24.9 million, an increase in liabilities of $31.6 million and a decrease in non-controlling equity of $6.7 million.

A.	Corporate Bonds

The Tax Credit Fund Partnerships invest in and hold high-grade corporate bonds and notes in order to utilize cash balances prior to required dates of contribution to property partnership investments.  The investments are sold depending on the timing of those cash needs and the level of these investments will vary accordingly.

The amortized cost basis of these investments and the related unrealized gains were as follows:

(in thousands)	June 30, 2010	December 31, 2009
Amortized cost basis	$4,903	$4,903
Gross unrealized gains	140	206
Fair value	$5,043	$5,109

B.	Equity Interests in Tax Credit Properties and Due to Property Partnerships

The Tax Credit Fund Partnerships invest in low-income housing property-level partnerships that generate tax credits and tax losses.  Neither we nor the Tax Credit Fund Partnerships control these property-level partnerships and, therefore, we do not consolidate them in our financial statements.  “Equity interests in tax credit properties” represents the limited partner investments in those property level partnerships, which the Tax Credit Fund Partnerships carry on the equity method of accounting.  The partnership agreements of the property level partnerships stipulate the amount of capital to be funded and the timing of payments of that capital.  “Due to property partnerships” represents the unfunded portion of those capital commitments (see Note 15).

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The reduction for the current period is primarily due to the equity losses recognized in the current period of $226.7 million included in other losses from consolidated partnerships partially offset by an increase of $131.6 million due to the consolidation of additional funds as a result of the implementation of ASU 2009-17.

C.	Land, Buildings and Improvements, Net

Land, building, and improvements to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring developing the properties.  The cost of property and equipment is depreciated over their estimated useful lives using primarily straight-line methods.  Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized.  At the time, property and equipment are retired and otherwise disposed of, the cost net of accumulated depreciation and related liabilities are eliminated and the profit or loss on such disposition is reflected in earnings.

The increase for the current period is primarily due to an increase of $125.3 million attributed to additional properties consolidated as a result of the implementation of ASU 2009-17 as well as an increase of $21.9 million due to additional properties consolidated during the six months ended June 30, 2010.  This was partially offset by properties which were sold or foreclosed upon of $40.9 million, recognition of impairments of $22.3 million, current period depreciation of $14.4 million and a reduction in the carrying basis of land, building and improvements relating to equity investment and receivable impairments of $47.0 million between the property partnerships and the Tax Credit Fund Partnerships as a result of an increase in impairments recognized on equity investments and receivables due from the property partnerships.

NOTE 12 – Notes Payable

The table below provides the components of notes payable as of the dates presented:

(in thousands)	Interest Rate at June 30, 2010	June 30, 2010	December 31, 2009
Term loan	3.34%	$137,500	$11,082
Revolving credit facility	3.34	6,000	210,000
Mortgage Banking warehouse line	3.10	33,876	550
Multifamily ASAP facility	1.20	37,444	28,132
CFin Holdings credit facility	10.00	20,000	--
Total		$234,820	$249,764

A.	Term Loan and Revolving Credit Facility

In February 2010, we repaid in full the Term Loan that was outstanding as of December 31, 2009.

The termed-out portion of our Revolving Credit Facility ($208.0 million at December 31, 2009) was reduced by $70.5 million from the following sources:

•	$60.0 million assumed by C-III as part of the March 2010 Restructuring and considered as proceeds in calculating gain on sale;

•	$5.0 million assumed by an affiliate of TRCLP, as part of the March 2010 Restructuring (see Note 25); and

•	$5.5 million we repaid at the time of the March 2010 Restructuring.

As part of the March 2010 Restructuring, the remaining termed-out portion and the revolving portion of the Revolving Credit Facility were restructured into a new Term Loan and Revolving Credit Facility which includes the following changes from the previous facility:

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
The remaining balance of the termed-out portion of the Revolving Credit Facility ($137.5 million) was restructured as a Term Loan maturing in March 2017 with an interest rate of 3.0% over either the prime rate or LIBOR at our election (which currently is LIBOR).  There are no scheduled repayments of principal until December 2011.  At that time, we must repay $3.0 million in principal per quarter until maturity, at which time the remaining principal is due.  Upon meeting certain conditions, the Term Loan will be reduced by amounts released from a $10 million escrow account funded with transaction proceeds at the time of the March 2010 Restructuring. The escrow balance will be used to satisfy certain post-closing indemnification obligations, if any, that we may have toward Island Capital relating to the sale of the real estate debt funds.  The escrow amount is scheduled to be released not later than March 5, 2015.  As of June 30, 2010, the balance of the escrow account is $10.0 million and is reflected as “Restricted Cash” in the condensed consolidated balance sheet (see also Note 28 for subsequent events).

•
The revolving portion of the Revolving Credit Facility was restructured into a new Revolving Credit Facility with a total capacity of $37.0 million.  The Revolving Credit Facility matures in March 2015 and bears interest at 3.0% over either the prime rate or LIBOR at our election (which currently is LIBOR).  The Revolving Credit Facility is to be used for LIHTC property investments or for working capital purposes.  As of June 30, 2010, $6.0 million was drawn and $12.0 million in letters of credit were issued under the Revolving Credit Facility.  Once terminated, the amount of the Revolving Credit Facility associated with these letters of credit cannot be redrawn. As of June 30, 2010 the undrawn balance of the Revolving Credit Facility was $19.0 million.

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

•
The new Term Loan and Revolving Credit Facility agreement contains restrictions on distributions.  Under the agreement we are generally not permitted to make any distributions except for certain cases such as to the holders of the Equity Issuer preferred shares.

The weighted average net interest rate for the Term Loan and Revolving Credit Facility was 3.34% as of June 30, 2010 and 6.33% as of December 31, 2009.

B.	Mortgage Banking Warehouse Facility

Our warehouse facility has a capacity of $100 million and matures in September 2010.  The warehouse facility bears interest at LIBOR plus 2.75%.  Mortgages financed by such advances (see Note 8), as well as the related servicing and other rights (see Note 9) have been pledged as security under the warehouse facility.  The interest rate on the warehouse facility was 3.10% as of June 30, 2010 and 2.98% as of December 31, 2009.  All loans securing this facility have firm sale commitments with GSE’s.

C.	Multifamily ASAP Facility

Under the Multifamily ASAP Facility program with Fannie Mae, mortgage loans are initially funded using the mortgage banking warehouse facility described above.  Subsequently, Fannie Mae funds approximately 99% of the loan, and we fund the remaining 1%.  Centerline Mortgage Capital Inc. (“CMC”) is later reimbursed by Fannie Mae when the assets are sold.  Interest on this facility accrues at a rate of LIBOR plus 0.85% with a minimum rate of 1.20%.  The interest rate on the warehouse facility was 1.20% as of June 30, 2010 and as of December 31, 2009.

D.	CFin Holdings Credit Facility

On March 5, 2010, CFin Holdings entered into a Senior Secured Credit Agreement (the “CFin Holdings Credit Agreement”).  Under the terms of CFin Holdings Credit Agreement, we are permitted to borrow up to $20.0 million, plus, under certain conditions, up to an additional $1.0 million in each calendar year until March 5, 2037.  Borrowings under the CFin Holdings Credit Agreement are secured by a first priority lien on substantially all of CFin Holdings’ existing and future assets.  Borrowing under the CFin Holdings Credit Agreement will bear interest at a rate of 10% per annum, which will be paid-in-kind and added to the outstanding principal amount on the last business day of March, June, September and December of each year.  As of June 30, 2010, we had borrowed the full $20.0 million under this credit facility.  The CFin Holdings outstanding balance under the Credit Facility as of June 30, 2010 was $20.7 million, which includes accrued interest.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

E.	Centerline Financial Credit Facility

In June 2006, Centerline Financial entered into a senior credit agreement.  Under the terms of the agreement, Centerline Financial is permitted to borrow up to $30.0 million until its maturity in June 2036.  Borrowing under the agreement will bear interest at our election of either:

•	LIBOR plus 0.4% or;

•	1.40% plus the higher of either the prime rate or the federal funds effective rate plus 0.5%.

As of June 30, 2010, no amounts were borrowed under this facility and as a result we did not make an election.

F.	Covenants

We are subject to customary covenants with respect to our various notes payable, including the covenants described under Term Loan and Revolving Credit Facility above.  As of June 30, 2010, we believe we are in compliance with all such covenants.

NOTE 13 – Financing Arrangements and Secured Financing

The table below provides the components of financing arrangements and secured financing as of the dates presented:

(in thousands)	June 30, 2010	December 31, 2009
Freddie Mac secured financing	$643,305	$585,528

Freddie Mac Secured Financing

The Freddie Mac secured financing liability relates to mortgage revenue bonds that we re-securitized with Freddie Mac but for which the transaction was not recognized as a sale.  The liability relates to bonds that are within our “effective control” and, therefore, we may remove the bond from the securitization even if we do not intend to do so.  Such “effective control” may result when a subsidiary controls the general partner of the underlying property partnership or may exercise the right to assume such control, or our role as servicer of the bonds would allow us to foreclose on a bond in default or special servicing.

The increase in this balance during the six months ended June 30, 2010 corresponds with the changes described under Mortgage Revenue Bonds in Note 7.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14 – Accounts Payable, Accrued Expenses and Other Liabilities

The table below provides the components of accounts payable, accrued expenses and other liabilities as of the dates presented:

(in thousands)	June 30, 2010	December 31, 2009
Deferred revenues	$44,694	$48,045
Mortgage loan loss sharing reserve (Note 27)	30,595	24,219
Affordable Housing loss reserve (Note 27)	82,000	140,000
Transactions costs payable	2,003	29,414
Lease termination costs (Note 19)	167	53,649
Accounts payable	3,347	3,130
Accrued assumption fees	26,706	--
Interest rate swaps at fair value (Note 24)	21,615	17,964
Salaries and benefits payable	6,017	7,770
Distributions payable	1,292	1,292
Accrued fund organization and offering expenses	2,402	2,396
Accrued interest payable	4,952	4,389
Income tax reserves	1,568	1,568
Other	14,634	9,860
Total	$241,992	$343,696

a)	Mortgage Loan Loss Sharing Reserve

During 2010, we increased our loan loss reserve, primarily due to an increase in estimated losses on loans in the Designated Underwriting Servicer (“DUS”) portfolio resulting from declines in underlying property performance.

b)	Affordable Housing Loss Reserve

During 2009, we recognized a contingent liability for potential losses related to Affordable Housing transactions.  During the first quarter of 2010, we recorded a $62.0 million reduction in loss reserve recorded as a recovery of provision for losses, primarily the result of restructuring our credit intermediation agreements.  During the second quarter of 2010, we recorded an additional $4.0 million in loss reserve resulting from the increase in the population of bonds to be bought down due to the deterioration in the underlying properties’ performances (see discussion in Note 27).

This decrease was partially offset by a $37.2 million impairment to the Series B Freddie Mac certificates, also primarily the result of restructuring of credit intermediation agreements.

c)	Transaction Costs Payable

In March 2010, we settled a $27.7 million liability with respect to a portion of transaction costs payable and related accrued interest payable in connection with the December 2007 re-securitization for $4.4 million in cash.  The liability had been convertible into common shares prior to settlement.  As a result of the settlement, we recognized a gain on settlement of liability of $23.3 million in the first quarter of 2010.  We also settled a $2.3 million liability (recorded in Other above) with another vendor associated with the office space to which one of the lease terminations related, resulting in an additional $2.0 million gain on settlement of liability that we recorded in the first quarter of 2010.

d)	Lease Termination Costs

In connection with the March 2010 Restructuring, we settled the liability with respect to lease obligations for two office spaces no longer in use for $5.2 million in cash.  As a result of the settlement, we recorded a reduction of $48.0 million in lease termination costs as a recovery of provision for losses in the first quarter of 2010.

e)	Accrued Assumption Fees

The accrued assumption fees of $26.7 million relate to the restructuring of certain credit intermediation agreements (see Note 27).

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15 – Liabilities of Consolidated Partnerships

Financial information presented for June 30, 2010 for certain of the Tax Credit Fund Partnerships and Property Partnerships is as of March 31, 2010, the most recent date for which information is available.  Similarly, the financial information presented for December 31, 2009 for those partnerships is as of September 30, 2009.

The table below provides the components of liabilities of our Tax Credit Fund Partnerships and Property Partnerships that we consolidated as of the dates presented:

(in thousands)	June 30, 2010	December 31, 2009

Notes payable	$153,075	$155,810
Due to property partnerships	137,054	209,868
Other liabilities	275,358	226,391
Total liabilities	$565,487	$592,069

Changes in the balances since December 31, 2009 are due to transactions undertaken in the ordinary course of business as well as the impact of the adoption of SFAS 167, which resulted in an increase in liabilities of consolidated partnerships of $107.8 million as of January 1, 2010 (see Note 1 – Recently Issued Accounting Pronouncements).

Notes Payable

Notes payable pertain to borrowings to bridge timing differences between when the funds deploy capital and when subscribed investments are received for Tax Credit Fund Partnerships (“Bridge Loans”), as well as mortgages and notes held at the Tax Credit Property Partnerships.

The decrease is due to repayments of Bridge Loans of $44.7 million, the sale of properties reducing mortgages by $32.3 million which is offset by an increase of $63.2 million pertaining to the additional property partnership consolidated due to the adoption of ASU 2009-17 as well as additional borrowings during the six months ending June 30, 2010.

Due to Property Partnerships

The liability reflects the unfunded portion of capital commitments made by Tax Credit Fund Partnerships to acquire equity investments in property partnerships (see Note 11).  The reduction during the six months ended June 30, 2010 pertains to the funding of these capital commitments by the Tax Credit Fund Partnerships along with the limited activity of acquiring property partnership which resulted in no new capital commitments during this period.

Other Liabilities

The increase in other liabilities is primarily due to an increase of $44.6 million pertaining to the additional consolidated partnerships consolidated as a result of the implementation of ASU 2009-17 as well as the accrual of additional fees.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16 – Redeemable Securities

The table below provides the components of redeemable securities as of the dates presented:

(in thousands)	June 30, 2010			December 31, 2009
Series	Carrying Value	Number of Shares	Number of common shares if converted	Carrying Value	Number of Shares	Number of common shares if converted
Convertible Redeemable CRA Shares	$12,194	695	695	$93,170	5,682	5,617
Redeemable CRA Shares	--	--	--	4,834	271	--
Convertible Redeemable CRA Preferred Shares	--	--	--	51,193	1,060	1,916
Redeemable CRA Preferred Shares	--	--	--	54,055	1,100	--
11.0% Cumulative Convertible Preferred Shares	--	--	--	129,228	11,202	12,192
Total	$12,194	695	695	$332,480	19,315	19,725

A.	Redeemable CRA Shares

In December 2007 and the first quarter of 2008, we entered into redemption option agreements with most of the Convertible CRA shareholders and all of the Preferred CRA Shareholders.  The option agreements provide that:

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

As of March 2010, substantially all of the CRA Shares were converted to the new issue of Special Series A Shares (see Note 17) and are no longer subject to the redemption option.  During the second quarter of 2010, there were no additional conversions.

In addition, dividends in arrears of $18.0 million for the 11.0% Cumulative Convertible Preferred Shares and $7.0 million for the Redeemable Preferred CRA Shares were eliminated upon the conversion of these shares to Special Series A Shares.

For the remaining Convertible Preferred Shares that were not converted, if we do not repurchase the shares by January 1, 2012, the shareholders will have the option to require us to purchase the shares for the original gross issuance price per share (plus accumulated and unpaid distributions).  The aggregate gross issuance price for the Convertible Redeemable CRA Shares outstanding as of June 30, 2010 is $13.0 million.

B.	11.0% Cumulative Convertible Preferred Shares

In February 2010, 100 of these shares were converted to 108 common shares.  In March 2010, all shares remaining were converted to Special Series A Shares (see Note 17).

Upon conversion of the above Redeemable Securities, we recorded an increase to common shareholder’s equity of $286.2 million, representing the difference between the carrying value of the Redeemable Securities at conversion and the fair value of the Special Series A Shares issued.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17 – Centerline Holding Company Equity

A.	Convertible CRA Preferred Shares

We had Convertible CRA shares for which shareholders did not elect to take the redemption option described in Note 16.  In connection with the March 2010 Restructuring, all these shares were converted to Special Series A Shares (see B. Special Series A Shares below).

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

In connection with the March 2010 Restructuring, we issued a total of 19.3 million Special Series A Shares.  Most of the shares included in our classification of “Redeemable Securities” (see Note 16) and all of the shares included in “Convertible CRA Preferred Shares” were converted into 14.0 million of these shares.  In connection with the March 2010 Restructuring, C-III purchased 4.1 million of these shares for total attributable proceeds of $10.0 million.  In connection with the restructuring of our credit intermediation agreements, we issued 1.2 million Special Series A Shares to Natixis Capital Markets North America, Inc. (“Natixis”) (see Notes 27).

Special Series A Shares were recorded to equity at fair value as of the date of issuance.  If our shareholders approve a proposed amendment to our trust agreement that would, among other things, increase the number of our shares authorized for issuance from 160,000,000 shares to 800,000,000 shares, all of the Special Series A Shares automatically will convert to common shares.

C.	Lock-Up Agreements and Series B Special Shares related to Tax Benefits Preservation Plan

We entered into lock-up agreements with each of Wells Fargo Bank, NA and one of its affiliates, Bank of America, NA and certain of its affiliates, Natixis, and affiliates of TRCLP pursuant to which each of them  agreed  for a period of three years commencing on the date of the March 2010 Restructuring, which we refer to as the lock-up period, not to offer, sell, offer to sell, contract to sell,  grant any option to purchase or otherwise sell or dispose of any of their Centerline equity interests or take an action that could result in a transfer or deemed transfer  of their Centerline equity interests, subject to certain exceptions set forth in each such lock up agreement.   Each of TRCLP, Wells Fargo Bank, NA, Bank of America, NA, and Natixis also agreed not to acquire any additional Centerline equity interests during the lock-up period, subject to certain exceptions set forth in each such lock-up agreement.

In addition to the lock-up agreements, our Board of Trustees adopted a Tax Benefits Preservation Plan, or Rights Plan, which, along with the lock-up agreements, is intended to preserve the utilization of our net operating loss carry forwards.  Use of these carry forwards could be jeopardized if we were to have an “ownership change” as defined by Section 382 of  the Internal Revenue Code of 1986, as amended.

Pursuant to the Rights Plan, all existing common shares, Convertible Community Reinvestment Act Preferred Shares, or CCRA Preferred Shares, Series A Convertible Community Reinvestment Act Preferred Shares, or Series A CRA Preferred Shares, Special Preferred Voting Shares and Special Series A Shares outstanding at the close of business on or after the date the distribution was approved by a Board committee, are entitled to purchase rights, referred to as Rights.  The common shares, CCRA Preferred Shares, Series A CRA Preferred Shares, and Special Preferred Voting Shares are entitled to one Right each and the new Special Series A Shares are entitled to 15 Rights each, commensurate with their conversion ratio to common shares.  Each Right will entitle the holder to purchase one one-millionth of a Series B Special Share at a price of $0.66 per one one-millionth of a Series B Special Share, subject to anti-dilution adjustments.

The Rights would be distributed only if certain events were to happen that could lead to an “ownership change” resulting in a loss of net operating loss carryforwards and would be exercisable only upon distribution.  Until a Right is distributed and exercised, it provides no incremental economic or voting rights to the holders of the associated shares.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Each Series B Special Share purchased upon the exercise of the Rights would be entitled to (i) preferential quarterly distributions and (ii) preferential payment (in the event of our liquidation, dissolution or winding up).  Each Series B Special Share would have 1,000,000 votes and would vote together with our common shares of beneficial interest.  Finally, in the event of any merger, consolidation or other transaction in which common shares of beneficial interest are exchanged, each Series B Special Share would be entitled to receive 1,000,000 times the amount received per common share.  Series B Special Shares would not be redeemable.

The Rights Plan is intended to deter any potential acquirer of shares issued by the Company from acquiring shares which results in a loss of our net operating loss carryforwards and accordingly the Rights Plan may never be triggered.

D.	Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) were as follows:

(in thousands)	Net Unrealized Gain/(Loss) on Available-for- Sale Securities	Net Unrealized Gain/(Loss) on Derivatives, Net of tax	Net Unrealized Gain/(Loss) of Equity Investees	Net Unrealized Loss Attributable to Non-controlling Interests In Consolidated Partnerships	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2010	$(68,947)	$--	$(44,179)	$(894,711)	$(1,007,837)
Unrealized gains (losses), net	3,948	--	16,448	--	20,396
Adoption of ASU 2009-17	56,878	--	43,005	894,711	994,594
Reclassification to net income	35,430	--	--	--	35,430
Reclassification due to deconsolidation	(1,109)	--	(15,274)	--	(16,383)
Balance at June 30, 2010	$26,200	$--	$--	$--	$26,200

(in thousands)	Net Unrealized Gain/(Loss) on Available-for- Sale Securities	Net Unrealized Gain/(Loss) on Derivatives, Net of tax	Net Unrealized Gain/(Loss) of Equity Investees	Net Unrealized Loss Attributable to Non-controlling Interests In Consolidated Partnerships	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2009	$(95,321)	$(11,622)	$(142,468)	$(894,711)	$(1,144,122)
Unrealized gains (losses), net	(56,117)	--	21,126	--	(34,991)
Reclassification to net loss	21,164	10,971	--	--	32,135
Balance at June 30, 2009	$(130,274)	$(651)	$(121,342)	$(894,711)	$(1,146,978)

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18 – Non-controlling Interests

The table below provides the components of non-controlling interests as of the dates presented:

(in thousands)	June 30, 2010	December 31, 2009

Limited partners interests in consolidated partnerships	$3,252,306	$3,341,081
Preferred shares of a subsidiary (not subject to mandatory repurchase)(1)	104,000	104,000
Convertible Special Common Units (“SCUs”) of a subsidiary; 12,731 outstanding in 2010 and 2009	(88,300)	(89,375)
Convertible Special Common Interests (“SCIs”) of a subsidiary; 258 outstanding in 2009	--	364
Other(2)	5,041	5,715
Total	$3,273,047	$3,361,785

(1)   For detail of the terms of these securities (as well as Preferred shares of a subsidiary (subject to mandatory repurchase)) refer to the 2009 Form 10-K.
(2)   “Other” non-controlling interests primarily represent the 10% interest in CFin Holdings owned by Natixis.

(Income) loss allocated to non-controlling interests, net of tax, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Limited partners interests in consolidated partnerships	$245,578	$725,139	$293,374	$1,018,879
Preferred shares of a subsidiary (not subject to mandatory repurchase)	(1,557)	(1,557)	(3,113)	(3,113)
SCUs	--	17,860	(1,075)	26,934
SCIs	--	263	(9)	396
Other	282	(138)	1,103	(5)
Total	$244,303	$741,567	$290,280	$1,043,091

Limited Partners Interests in Consolidated Partnerships

Non-controlling interests in consolidated partnerships represents the equity balances of third-party investors in the Tax Credit Fund and Property Partnerships and the CMBS and High-Yield Debt Fund Partnerships.  Upon adoption of ASU 2009-17 as of January 1, 2010, we were required to consolidate almost all of the CMBS and similar trusts and six Tax Credit Fund Partnerships and 56 Property Partnerships not previously consolidated (see Note 1).  As part of the March 2010 Restructuring, we sold our co-investment, management interests in and loan receivables from the CMBS and High-Yield Debt Fund Partnerships, resulting in the deconsolidation of the funds as well as the newly consolidated trusts within the CMBS and High-Yield Debt and Fund Partnerships, negating this impact of adoption upon our equity balance.  During the six months ended June 30, 2010, we gained control over the general partnership interest of four Property Partnerships (two in the second quarter), which we consolidated accordingly.

Special Common Units (“SCUs”)

In connection with our 2003 acquisition of Centerline Affordable Housing Advisors, LLC (“CAHA”), our subsidiary issued membership interests in the form of 16.1 million SCUs, of which 12.7 million remained outstanding as of June 30, 2010.  Except as noted below, SCU holders are entitled to distributions at the same time as, and only if, we pay distributions on our common shares.  SCU distributions are calculated as the amount of common share distributions divided by 0.72, to adjust for the taxable nature of the income comprising the SCU distributions (the “Tax Gross-Up”).  SCU distributions are payable only to the extent of the subsidiary’s cash flow, supplemented by a loan of all but $5.0 million from the parent trust in the event of a shortfall (the “Shortfall Provision”).  Any remaining shortfall will accrue interest at a market rate and will only be payable at the time the subsidiary has sufficient cash flow.  As part of our March 2010 restructuring, the Shortfall Provision and the Tax Gross-Up were eliminated with respect to 11.2 million SCUs.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As part of the March 2010 Restructuring, we issued a total of 19.3 million Special Series A Shares (see Note 17), resulting in a dilution of the voting rights attributable to SCU holders.  As we no longer deem the SCU holders to possess significant influence, we will, as of the date of the March 2010 Restructuring, no longer allocate income to SCU holders.

Special Common Interests (“SCIs”)

In February, 2010, all 257,592 outstanding SCI shares were exchanged for 257,592 common shares.

NOTE 19 – General and Administrative Expenses and (Recovery) Provision for Losses

A.	General and Administrative Expenses

The table below provides the components of general and administrative expenses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Salaries and benefits	$10,997	$11,531	$24,504	$24,529
Other: Other fees	782	--	31,247	--
Professional fees	4,071	1,820	17,767	3,338
Tax credit fund origination and property acquisition	37	435	53	983
Rent expense	1,469	5,090	3,017	10,072
Miscellaneous	5,941	3,993	10,852	8,496
Total	$23,297	$22,869	$87,440	$47,418

1.  Other Fees

Other fees include assumption fees of $26.7 million relating to the restructuring of certain credit intermediation agreements with Merrill Lynch (see Note 27), as well as other expenses of $2.8 million relating to the issuance of Special Series A Shares to Natixis as part of the restructuring of certain credit intermediation agreements (see Note 27).

2.  Professional Fees

The increase in professional fees reflects mainly legal and other fees we incurred in connection with the March 2010 Restructuring as well as advisory fees we incurred in connection with our management agreement with Island (see Note 25).

3.  Rent Expenses

The decrease in rent expenses is a result of the termination of two office space leases.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

B.	(Recovery) Provision For Losses

The table below provides the components of the (recovery) provision for losses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Affordable Housing loss reserve (see Note 27)	$4,000	$--	$(58,000)	$--
Mortgage banking loan loss reserve (see Note 27)	6,145	5,460	7,080	5,460
Lease termination and other related costs	--	28,434	(48,044)	28,434
Bad debt reserves	3,022	1,540	(365)	3,960
Total	$13,167	$35,434	$(99,329)	$37,854

1.	Affordable Housing Loss Reserve

During the six months ended June 30, 2010, we recorded $58.0 million reduction in loss reserves, primarily due to the restructuring of our credit intermediation agreements.  A $62.0 million reduction in the first quarter was offset by a $4.0 million increase in the second quarter which was attributed to the increase in the population of bonds to be bought down due to the deterioration in the performance of the underlying properties (see further discussion in Note 27 under Loss Reserve).  Partially offsetting this decrease was a $37.2 million impairment recorded on our Series B Freddie Mac Certificates (see Note 20), also primarily the result of restructuring of our credit intermediation agreements.

2.	Lease Termination Costs

In connection with the March 2010 Restructuring, we settled a liability with respect to lease obligations for two office spaces no longer in use.  As part of the settlement we paid a total of $5.2 million, resulting in a net reduction of $48.0 million in lease termination costs during the first quarter of 2010.

3.	Bad Debt Reserves

We advance funds to Tax Credit Fund Partnerships to allow them to make supplemental loans for property partnerships in which they invest.  During the first quarter of 2010, based on assessment of collectability, we reduced bad debt reserves by $3.4 million.  The reserve was increased during the second quarter of 2010 primarily due to an increase in advances.

NOTE 20 – Loss on Impairment of Assets

The table below provides the components of loss on impairment of assets for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Available-for-sale investments (see Note 7):
Series B Freddie Mac certificates	$14,357	$--	$37,171	$8,549
Syndicated corporate debt	--	--	--	14
Stabilization escrow recovery	(2,087)	--	(2,492)	--
Other investments	348	310	348	310

Total	$12,618	$310	$35,027	$8,873

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.	Series B Freddie Mac Certificates

Due to our expectation of increased severity of credit losses in the mortgage revenue bonds underlying the Series B Freddie Mac certificates, as well as agreements reached with Merrill Lynch and Natixis regarding our credit intermediation agreements (see Note 27), we reduced the projected cash flows we will receive over the life of the investment and recognized an impairment of $22.8 million during the first quarter of 2010.  In the second quarter of 2010, there was a further increase in the projected credit losses due to both an increase in the pool of mortgage revenue bonds experiencing these credit losses as well as a further deterioration in the projected performance of previously identified underperforming mortgage revenue bonds causing a further recognized impairment of $14.4 million.

B.	Stabilization Escrow Recovery

During the six months ended June 30, 2010, we recognized a recovery of previously recognized losses of $2.5 million ($2.1 million in the second quarter) as a result of cash received from escrow releases (due to construction completion and/or stabilization of the underlying properties).

NOTE 21 – Revenues and Expenses of Consolidated Partnerships

Financial information presented for the three and six months ended June 30, 2010 and 2009 for certain of the Tax Credit Fund Partnerships and for all of the Property Partnerships represent three and six months ended March 31, 2010 and 2009 activity.

The table below provides the components of revenue and expenses of our Tax Credit Fund Partnerships and Property Partnerships that we consolidated for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Interest income	$404	$677	$823	$2,276
Rental income	25,479	18,144	51,905	36,779
Other revenues	1,552	338	2,624	371
Total revenues	$27,435	$19,159	$55,352	$39,426
Interest expense	$2,564	$2,432	$8,883	$4,385
Loss on impairment of assets	22,200	30,151	22,200	30,151
Asset management fees	9,937	7,656	24,315	15,887
Property operating expenses	10,598	9,369	22,237	16,371
General and administrative expenses	5,018	3,905	15,768	11,947
Depreciation and amortization	14,983	16,224	28,338	26,448
Other expenses	56,116	4,959	59,297	3,760
Subtotal	96,652	42,113	149,955	74,413
Total expenses	$121,416	$74,696	$181,038	$108,949
Other losses from consolidated partnerships, net	$135,846	$345,871	$226,652	$461,710

Revenue and expenses of Consolidated Partnerships for the six months ended June 30, 2010 generally reflect the addition of six Tax Credit Fund Partnerships and 56 Property Partnerships consolidated upon the adoption of SFAS 167 effective January 1, 2010 (see Note 1 – Recently Issued Accounting Pronouncements).  Substantially all of the revenue and expenses of Consolidated Partnerships are attributable to non-controlling interest.

Other expenses increased for the three and six months ended June 30, 2010 primarily due to an increase of $48.5 million and $51.0 million, respectively in the reserves against receivables due from Property Partnerships primarily as a result of a change in the methodology of calculating the collectability of the receivables. In previous years these receivables were measured for impairment along with the applicable equity investment and impairments were recognized as equity losses.  In addition there were increases attributable to the increase in Tax Credit Fund Partnerships and Property Partnerships that we consolidated from the first quarter of 2010 as a result of the adoption of ASU 2009-17 effective January 1, 2010.  This was partially offset by increases in expenses for certain property partnerships during the three months ended June 2009 as a result of adjusting estimated expenses.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other losses principally represents the equity losses that Tax Credit Fund Partnerships recognize in connection with their investments in non-consolidated property partnerships.  The decrease in losses during the three and six months ended June 30, 2010 primarily resulted from a decrease in impairments recognized on property partnership equity investments of $205.0 million.  In addition for the six months ended June 30, 2010 there was a decrease in losses recognized by the Tax Credit Fund Partnerships of $25.9 million as a result of foreclosures.

NOTE 22 – Share-Based Compensation

In connection with the March 2010 Restructuring, 4,072,864 non-vested shares previously issued to employees and 35,881 shares previously issued to the trustees were vested, resulting in additional expenses of $0.9 million recorded in the first quarter of 2010 recorded in “General and Administrative Expenses”.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 23 – Earnings per Share

The calculation of basic and diluted net loss per share is as follows:

	Three Months Ended June 30,
	2010		2009
(in thousands, except per share amounts)	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations

Numerator:
Net loss attributable to Centerline Holding Company shareholders	$(33,688)	$(235)	$(21,570)	$(31,708)
Preferred dividends(1)	--	--	(5,011)	--
Undistributed loss attributable to Centerline Holding Company shareholders	(33,688)	(235)	(26,581)	(31,708)
Undistributed earnings attributable to redeemable securities	--	--	--	--
Effect of redeemable share conversions (Note 16)	(134)	--	(1,561)	--
Net loss attributable to Centerline Holding Company shareholders used for EPS calculations – basic	$(33,822)	$(235)	$(28,142)	$(31,708)
Undistributed earnings allocated to redeemable securities on a dilution basis	--	--	--	--
Net loss attributable to Centerline Holding Company shareholders used for EPS calculations – diluted	$(33,822)	$(235)	$(28,142)	$(31,708)
Denominator:
Weighted average shares outstanding
Basic	348,302	348,302	53,812	53,812
Effect of dilutive shares – Restricted shares(3)	--	--	--	--
Diluted	348,302	348,302	53,812	53,812
Calculation of EPS:
Net loss attributable to Centerline Holding Company shareholders	$(33,822)	$(235)	$(28,142)	$(31,708)
Weighted average shares outstanding – basic	348,302	348,302	53,812	53,812
Net loss attributable to Centerline Holding Company shareholders – basic	$(0.10)	$-- (2)	$(0.52)	$(0.59)
Net loss attributable to Centerline Holding Company shareholders	$(33,822)	$(235)	$(28,142)	$(31,708)
Weighted average shares outstanding –diluted	348,302	348,302	53,812	53,812
Net loss per share attributable to Centerline Holding Company shareholders – diluted	$(0.10)	$-- (2)	$(0.52)	$(0.59)

(1)   2009 includes dividends in arrears. 2010 reflects a reversal of all preferred dividends in arrears upon conversion of the preferred CRA shares into Special Series A Shares.
(2)   Amount calculates to less than a cent.
(3)   Restricted shares have been excluded from the calculation of the diluted earnings per ordinary shares because of their anti-dilutive effect.  The total restricted shares excluded from the calculations of diluted earnings per share were 8,814 for the three months ended June 30, 2009.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30,
	2010		2009
(in thousands, except per share amounts)	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations

Numerator:
Net income (loss) attributable to Centerline Holding Company shareholders	$35,679	$70,109	$(42,584)	$(37,642)
Preferred dividends(1)	25,043	--	(10,024)	--
Undistributed loss attributable to Centerline Holding Company shareholders	60,722	70,109	(52,608)	(37,642)
Undistributed earnings attributable to redeemable securities	(626)	(723)	--	--
Effect of redeemable share conversions (Note 16)	285,033	--	(3,123)	--
Net income (loss) attributable to Centerline Holding Company shareholders used for EPS calculations – basic	$345,129	$69,386	$(55,731)	$(37,642)
Undistributed earnings allocated to redeemable securities on a dilution basis	3	4	--	--
Net income (loss) attributable to Centerline Holding Company shareholders used for EPS calculations – diluted	$345,132	$69,390	$(55,731)	$(37,642)
Denominator:
Weighted average shares outstanding
Basic	245,026	245,026	53,970	53,970
Effect of dilutive shares – Restricted shares(2)	1,440	1,440	--	--
Diluted	246,466	246,466	53,970	53,970
Calculation of EPS:
Net income (loss) attributable to Centerline Holding Company shareholders – basic	$345,129	$69,386	$(55,731)	$(37,642)
Weighted average shares outstanding – basic	245,026	245,026	53,970	53,970
Net income (loss) attributable to Centerline Holding Company shareholders – basic	$1.41	$0.28	$(1.03)	$(0.70)
Net income (loss) attributable to Centerline Holding Company shareholders – diluted	$345,132	$69,390	$(55,731)	$(37,642)
Weighted average shares outstanding –diluted	246,466	246,466	53,970	53,970
Net income (loss) per share attributable to Centerline Holding Company shareholders – diluted	$1.40	$0.28	$(1.03)	$(0.70)

(1)   2009 includes dividends in arrears. 2010 reflects a reversal of all preferred dividends in arrears upon conversion of the preferred CRA shares into Special Series A Shares.
(2)   Restricted shares have been excluded from the calculation of the diluted earnings per ordinary shares because of their anti-dilutive effect. The total restricted shares excluded from the calculations of diluted earnings per share were 8,814 for the six months ended June 30, 2009.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 24 – Financial Risk Management and Derivatives

A.	Derivative Positions

As of June 30, 2010, we held the following derivative positions:

•
Developers of Properties:  We were party to 17 interest rate swap agreements with the developers of properties relating to certain mortgage revenue bonds we previously owned.  At June 30, 2010, these swaps had an aggregate notional amount of $160.2 million, a weighted average interest rate of 5.85% and a weighted average remaining term of 12.48 years.

•
Our Affordable Housing Group is party to an interest rate swap whereby we pay a variable rate of interest (based on the SIFMA index) and receive interest at a fixed rate.  At June 30, 2010, the swap had a notional amount of $9.5 million, with an interest rate of 0.60% and remaining term of 12.9 years.

Quantitative information regarding the swaps to which we are or were a party (including those agreements on behalf of consolidated partnerships) is detailed in section B below.

B.	Financial Statement Impact

Interest rate swaps in a net liability position (“out of the money”) are recorded in accounts payable, accrued expenses and other liabilities and those in a net asset position (“in the money”) are recorded in deferred costs and other assets.  None of the swaps were designated as hedges as of the dates presented.  The amounts recorded were as follows:

(in thousands)	June 30, 2010	December 31, 2009
Net liability position	$21,615	$17,964
Net asset position	1,428	612

Presented below are amounts included in Interest expense in the Condensed Consolidated Statements of Operations related to the swaps described above:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Not designated as hedges:
Interest payments	2,537	7,669	5,081	15,938
Interest receipts	(1,008)	(2,271)	(1,975)	(5,809)
Change in fair value	4,305	(9,119)	4,886	(14,955)
Amortization of unrealized losses reclassified from accumulated other comprehensive income	--	976		1,952
Subtotal	5,834	(2,745)	7,992	(2,874)
Terminated swap contracts:
Gain on termination of free-standing derivatives	--	--	(2,052)	--
Included in interest expense	$5,834	$(2,745)	$5,940	$(2,874)

As of June 30, 2010 and December 31, 2009, we had no accumulated other comprehensive loss (exclusive of the tax impact) relating to the swaps described above.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 25 – Related Party Transactions

Investments in and Loans to Affiliates

The table below provides the components of investments in and advances to affiliates as of the dates presented:

(in thousands)	June 30, 2010	December 31, 2009
Within continued operations:
Fund advances related to property partnerships, net(1)	$50,653	$46,847
Other receivables from partnerships, net	1,711	522
Fees receivable and other, net	682	7,582
Subtotal	53,046	54,951
Less: Eliminations(2)	(51,470)	(52,969)
Total for continued operations	$1,576	$1,982
Within discontinued operations:
Loan to AMAC	$--	$79,877
Investment in AMAC common and preferred shares	12,195	12,195
Interest receivable on loan to AMAC	3,872	3,872
Fees receivable from AMAC	1,290	1,290
Subtotal	17,357	97,234
Cumulative equity losses and reserves	(17,357)	(92,934)
Subtotal	--	4,300
Co-investment in consolidated CMBS and High-Yield Debt Fund Partnerships	--	(77,400)
Co-investment in CUC	--	2,306
Fund advances related to property partnerships, net	--	707
Other receivables from partnerships, net	--	12,931
Fees receivable and other, net	--	505
Subtotal	--	(56,651)
Less: Eliminations(2)	--	64,469
Total for discontinued operation	$--	$7,818

(1)   Net of reserves of $24.7 million at June 30, 2010, and $24.0 million at December 31, 2009.
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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Impact to Statements of Operations

Our Condensed Consolidated Statements of Operations included the following amounts pertaining to related party transactions:

(in thousands)	Included in following line item on Condensed Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2010	2009	2010	2009

Within continued operations:
Expenses for management services provided by Island and procedures review payments made to Island	General and Administrative	$2,500	$--	$3,224	$--

Expenses for subservicing of mortgage loans by C-III	General and Administrative	3,119	--	3,119	--

Transition services charged to C-III, net	General and Administrative	(234)	--	(234)	--

Sublease charges to C-III	General and Administrative	(513)	--	(513)	--

Expenses for consulting and advisory services provided by The Related Companies LP (“TRCLP”)	General and Administrative	42	--	54	--

Expense for property management services provided by TRCLP	Other Losses from Consolidated Partnerships, Net	1,441	1,412	2,909	2,842

Net interest rate swap payments to property developers controlled by TRCLP	Interest Expense	625	605	1,269	1,196

Within discontinued operations:
AMAC servicing fee income	Fee Income	--	(76)	(46)	(151)

Equity loss of CUC	Equity and Other Income	--	220	63	231

A.	Island Centerline Manager LLC (the “Manager”)

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

•
we will pay $5.0 million of advisory fees over a 12 month period from the date of the agreement for certain fund management review services, a $5.0 million annual base management fee and an annual incentive fee based on EBITDA (as defined in the agreement).

The agreement provides each party with various rights of termination, which in our case under certain circumstances would require the payment of a termination fee in an amount equal to three times the base and incentive fee earned during the previous year.

In connection with the March 2010 Restructuring we entered into a subservicing agreement with C-III pursuant to which C-III agreed to service and administer mortgage loans on our behalf.  During the second quarter of 2010 the Company paid a total amount of $3.1 million relating to these services including $0.1 million in expense reimbursement.

In connection with the March 2010 Restructuring we entered into a sublease agreement with C-III relating to the leased space that we occupied prior to the March 2010 Restructuring and has been used by C-III following the March 2010 Restructuring. In addition, we entered into a transition services agreement with C-III. During the second quarter of 2010 C-III charged us $0.1 million and we charged C-III $0.3 million for these services.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

B.	The Related Companies L.P.

A subsidiary of The Related Companies, L.P. (“TRCLP”) which is controlled by Stephen M. Ross, the former chairman of our Board of Trustees, earned fees for performing property management services for various properties held in Tax Credit Fund Partnerships we manage.

In addition, as part of the March 2010 Restructuring, another affiliate of TRCLP agreed to incur $5.0 million of the debt under our Term Loan and Revolving Credit Facility (the “TRCLP Loan”) in connection with a consulting and advisory agreement we entered into with the TRCLP affiliate.

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

The $5.0 million of debt assumed by TRCLP was recorded as an extinguishment of debt for which we deferred a $5.0 million gain. The deferred gain will be recognized into income over the life of the consulting agreement.  As of June 30, 2010, the unrecognized balance was $5.0 million.

C.	Fund Advances Related to Property Partnerships, Net

Fund advances related to property partnerships represent monies we loaned to certain Tax Credit Fund Partnerships to allow them to provide financial support to property partnerships in which they invest.  We expect the Tax Credit Fund Partnerships will repay those loans from the release of reserves, proceeds from asset sales and other operating sources.  Loans we made (net of recoveries) were $4.6 million and $4.2 million in the six months ended June 30, 2010 and 2009, respectively ($3.7 million in the second quarter of 2010 and $2.6 million in the second quarter of 2009).  In connection with the restructuring of certain credit intermediation agreements, certain of these fund advances were contributed to our Centerline Guaranteed Holdings LLC (“Guaranteed Holdings”) and CFin Holdings subsidiaries. See Affordable Housing Transactions – Property Partnerships in Note 27).

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

Through one of our subsidiaries, we managed the operations of AMAC.  In addition, we owned 0.6 million common shares (6.9% of the class) and 0.3 million shares of its 7.25% Series A Cumulative Convertible Preferred Shares (41.2% of the class). We accounted for this investment utilizing the equity method as we could exercise significant influence over AMAC’s financial and operating policies via our advisory agreement.

We also extended a revolving credit facility to AMAC, with a maximum capacity of $80.0 million.  We served as the collateral manager for AMAC’s $400.0 million CDO and serviced all of the loans in AMAC’s investment portfolio.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In the March 2010 Restructuring, we sold the loan and the collateral management contract for a total proceeds of $3.3 million. As we are only managing AMAC until approval of its plan of bankruptcy, recorded a full impairment of our investment in AMAC common shares, sold the loan and will be recording no future equity income we have included AMAC within discontinued operations. We recorded a $1 million loss on the sale of the loan and collateral management contracts (see also Note 2).

On April 26, 2010, AMAC filed, as part of its plan for liquidation, a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (Case No. 10-12196).

NOTE 26 – Business Segments

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Revenue
Affordable Housing	$30,090	$33,106	$60,254	$65,438
Mortgage Banking	12,101	12,257	21,945	20,137
Corporate	584	985	1,735	2,314
Consolidated Partnerships	27,435	19,160	55,352	39,426
Elimination of intersegment transactions	(16,024)	(19,598)	(32,488)	(36,780)
Consolidated Revenues	$54,186	$45,910	$106,798	$90,535
Depreciation and Amortization
Affordable Housing	$685	$2,587	$1,545	$5,486
Mortgage Banking	2,691	2,331	5,219	4,889
Corporate	2,219	5,116	5,296	10,098
Consolidated Depreciation and Amortization	$5,595	$10,034	$12,060	$20,473
Depreciation and Amortization of Consolidated Partnerships	$14,983	$16,224	$28,338	$26,448
Net Income (Loss) Attributed to Centerline Holding Company Shareholders
Affordable Housing	$(14,864)	$10,182	$8,814	$929
Mortgage Banking	(1,666)	(325)	(362)	416
Corporate	(17,058)	(33,538)	25,828	(48,188)
Consolidated Partnerships	(8)	(1)	(23)	(5)
Eliminations of intersegment transactions	(92)	2,112	1,422	4,264
Total Net Loss Attributable to Centerline Holding Company Shareholders – continuing operations	$(33,688)	$(21,570)	$35,679	$(42,584)

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in thousands)	June 30, 2010	December 31, 2009
Identifiable Assets
Affordable Housing	$1,151,127	$1,074,696
Mortgage Banking	140,209	102,521
Corporate	149,041	153,080
Consolidated Partnerships	4,314,208	4,446,472
Eliminations of intersegment balances	(415,531)	(427,140)
Consolidated Assets – continuing operations	$5,339,054	$5,349,629

NOTE 27 – Commitments and Contingencies

A.	Affordable Housing Transactions

Yield Transactions

We have entered into several credit intermediation agreements with either Natixis or Merrill Lynch & Co., Inc. (“Merrill Lynch”) (each a “Primary Intermediator”) to provide agreed-upon rates of return to third-party investors for pools of multifamily properties in certain Tax Credit Fund Partnerships.  In return, we have, or will receive fees, generally at the start of each credit intermediation period.  There are a total of 20 outstanding agreements to provide the specified returns through the construction and lease-up phases and through the operating phase of the properties.

Total potential exposure pursuant to these transactions at June 30, 2010 is $1.4 billion, assuming the funds achieve no return whatsoever beyond the June 30, 2010 measurement date (this assumes that all underlying properties fail and are foreclosed upon, causing us to invoke the “calamity call” provision in each fund on June 30, 2010).  Of these totals, five of the agreements (with $563.8 million of the potential exposure) are transacted by our subsidiary, Centerline Financial, an isolated special purpose entity wholly owned by CFin Holdings.

On March 5, 2010, we entered into with Natixis a Master Novation, Stabilization, Assignment, Allocation, Servicing and Asset Management Agreement (the “Natixis Master Agreement”) pursuant to which six of the credit intermediation agreements (with $390.4 million of the potential exposure) originally transacted with Centerline Capital Group Inc. (“CCG”) and Centerline Holding Company (“CHC”) were terminated and assumed by CFin Holdings, an isolated special purpose entity owned 90% by CCG and 10% by Natixis. In connection with the Natixis Master Agreement, all current and future voluntary loans, receivables, and Special Limited Partner (“SLP”) fees associated with all Natixis Credit Enhanced Funds were assigned to CFin Holdings (see Property Partnerships below).  As part of the Natixis Master Agreement, if certain conditions are met, we and Natixis have agreed to terms for the restructuring of certain bonds that were part of the Freddie Mac Re-securitization and Natixis has agreed to allow certain assets of CFin Holdings to be used for these bond restructurings.  In connection with the Natixis Master Agreement, we issued Natixis 1.2 million Special Series A Shares and recorded an expense of $2.8 million in “Other Fees” within “General and Administrative Expenses” on our condensed consolidated statements of operations.

Pursuant to an amendment to the Natixis Master Agreement entered into on June 30, 2010, one of the agreements that had been transacted with Centerline Financial was novated and CFin Holdings assumed the obligations thereunder (with $38.8 million of potential exposure).  As a result of this transaction, CFin Holdings has potential exposure of $429.2 million under the seven agreements to which it is now a party.

Also on March 5, 2010, the Company entered into with Merrill Lynch a Transaction Assignment Agreement (the “Merrill Transaction Assignment Agreement”) pursuant to which eight of the credit intermediation agreements (with $365.4 million of the potential exposure) originally transacted with CCG and CHC were assigned and assumed by Centerline Guaranteed Holdings LLC, an isolated special purpose entity and wholly owned subsidiary of CCG, which was capitalized with all current and future voluntary loans, receivables, and SLP fees associated with all Merrill Credit Enhanced Funds, deposit collateral of $68.1 million held by Merrill Lynch, and $0.1 million in cash.  In connection with the Merrill Transaction Assignment Agreement, CHC entered into a Reaffirmation of Guarantee in favor of Merrill Lynch whereby under certain circumstances CHC will indemnify Merrill for losses incurred under the yield transactions to the extent these losses are caused by events that occurred prior to the execution of the Merrill Transaction Assignment Agreement.  As part of the Merrill Transaction Assignment Agreement, if certain conditions are met, we have agreed to terms for the restructuring of certain bonds that were part of the Freddie Mac Re-securitization and Merrill has agreed to allow certain assets of Guaranteed Holdings to be used for these bond restructurings.  In connection with the Transaction Assignment Agreement, we accrued a $26.7 million assumption fee in “Other Fees” within “General and Administrative Expenses” on our condensed consolidated statements of operations.  The fee is due upon the termination of certain yield transactions and is calculated as the greater of $42.0 million or 50% of the value of the collateral securing Guaranteed Holdings’ obligations under these yield transactions.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying value of all the above obligations under credit intermediation agreements, representing the deferral of the fee income over the obligation periods, was $25.6 million as of June 30, 2010 and $27.8 million as of December 31, 2009.  This amount is included in “Deferred revenues” within “Accounts payable, accrued expense and other liabilities” on our Condensed Consolidated Balance Sheets.

Property Partnerships

To manage our exposure to risk of loss, we have assumed the general partner interests in certain tax credit property partnerships from non-performing general partners as part of various settlement agreements.  We assumed these general partnership interests to preserve our direct or indirect investments in mortgage revenue bonds or the equity investments in property partnerships on behalf of Tax Credit Fund Partnerships that we manage.

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

As of June 30, 2010, we had a $76.6 million receivable for advances as described above, net of a $24.7 million reserve for bad debt (see Note 25).  On March 5, 2010, in connection with the restructuring of the Yield Transactions, we entered into Receivables Assignment and Assumption Agreements with both Natixis and Merrill pursuant to which $7.8 million and $17.3 million of the above receivables, net of reserves, were assigned from CAHA to CFin Holdings and Guaranteed Holdings, respectively.

Loss Reserve

During 2009, we developed a strategy to address a marked decline in the operating performance of many of the non-stabilized properties underlying our Affordable Housing investments, to manage our exposure under the yield transactions described above and to address the declining cash flows to our Series B Freddie Mac Certificates.  To address these matters and their potential impact on our interests, we expect to restructure many of the mortgage revenue bonds to allow the bonds secured by these properties to stabilize.  In connection with the Natixis Master Agreement and the Merrill Transaction Assignment Agreement, we have agreed to terms for the restructuring of certain of the mortgage revenue bonds.  This strategy, including the terms agreed to in the Natixis Master Agreement and the Merrill Transaction Assignment Agreement, entails cash infusions, which could approximate $274.3 million, from us and other parties with an economic interest in the properties, or may result in a reduction in the principal balance of our Series B Freddie Mac Certificates.

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

Should the Primary Intermediators expend cash to execute these restructurings, CFin Holdings, CFin or Guaranteed Holdings may have to reimburse them or they may have to forfeit cash that we have deposited as collateral. Should the Primary Intermediators not expend cash to the extent we have projected, we could incur additional impairments of our Series B Freddie Mac Certificates.  We have analyzed the expected operations of the underlying properties and, as of June 30, 2010, maintain a reserve for possible losses of $82.0 million.  As of December 31, 2009 the reserve for possible losses was $140.0 million.  In addition, the impact of the assumed restructuring led to a $37.2 million impairment of our Series B Freddie Mac Certificates (see Notes 7 and 20).

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Although we have not yet been called upon to make payments under the yield transaction obligations, we may be called upon to post collateral to Primary Intermediators.  In connection with the restructuring of the yield transactions in March 2010, we posted an additional $1 million relating to Merrill Lynch’s collateral requirements.  Additional collateral will be posted from the future sale of three properties in the Merrill Lynch Credit Enhanced portfolio.  As of June 30, 2010, we maintained collateral consisting of cash deposits of $68.1 million which is included in “Deferred costs and other assets, net” on our Condensed Consolidated Balance Sheets, to satisfy Merrill Lynch’s and Natixis’ collateral requirements.  In addition, as of June 30, 2010, Centerline Financial maintained a cash balance of $67.6 million as a capital requirement in support of its exposure under its credit intermediation agreements.  As previously noted, the Company entered into Receivables Assignment and Assumption Agreements with both Natixis and Merrill pursuant to which $7.8 million and $17.3 million of the above receivables, net of reserves, were assigned from CAHA to CFin Holdings and Guaranteed Holdings, respectively.

B.	Forward Transactions

At June 30, 2010, we had forward commitments to originate loans under Freddie Mac programs of $57.5 million for mortgages to be funded through December 2010.  Each lending commitment has an associated purchase commitment from Freddie Mac.

In addition, as of June 30, 2010, we had commitments to sell mortgages that have already been funded to GSE’s totaling $71.3 million, which are included in “Investments – Other” as “Mortgage loans held for sale” on the Condensed Consolidated Balance Sheets.

C.	Mortgage Loan Loss Sharing Agreements

In our DUS program, we originate loans through one of our subsidiaries that are thereafter purchased or credit enhanced by Fannie Mae.  Pursuant to a master loss sharing agreement with Fannie Mae, we retain a first loss position with respect to the loans that we originate and sell under this program.  For these loss sharing loans, we assume responsibility for a portion of any loss that may result from borrower defaults, based on the Fannie Mae loss sharing formulas, and Fannie Mae risk Levels I, II or III.  All of the 923 loss sharing loans in this program as of June 30, 2010, were Level I loans.  For a majority of these loans, if a default occurs, we are responsible for the first 5% of the unpaid principal balance and a portion of any additional losses to a maximum of 20% of the original principal balance; any remaining loss is borne by Fannie Mae.  For 98 loans, a modified risk sharing arrangement is applied in which our risk share is 0% to 75% of our standard overall share of the loss.  For Level II and Level III loans, we may carry a higher loss sharing percentage.  Pursuant to this agreement, we are responsible for funding 100% of mortgagor delinquency (principal and interest) and servicing advances (taxes, insurance and foreclosure costs) until the amounts advanced exceed 5% of the unpaid principal balance at the date of default.  Thereafter, for Level I loans, we may request interim loss sharing adjustments which allow us to fund 25% of such advances until final settlement under the master loss sharing agreement.  No interim sharing adjustments are available for Level II and Level III loans.

We also participate in loss sharing transactions under Freddie Mac’s Delegated Underwriting Initiative (“DUI”) program whereby we originate loans that are purchased by Freddie Mac.  Under the terms of our master agreement with Freddie Mac, we are obligated to reimburse Freddie Mac, for a portion of any loss that may result from borrower defaults in DUI transactions.  For such loans, if a default occurs, our share of the standard loss will be the first 5% of the unpaid principal balance and 25% of the next 20% of the remaining unpaid principal balance to a maximum of 10% of the unpaid principal balance.  The loss on a defaulted loan is calculated as the unpaid principal amount due, unpaid interest due and default resolutions costs (taxes, insurance, operation and foreclosure costs) less recoveries.  As of June 30, 2010, we had 54 loss sharing loans in this program.

Our maximum exposure at June 30, 2010, pursuant to these agreements, was $995.0 million (representing what we would owe in accordance with the loss sharing percentages with Fannie Mae and Freddie Mac described above if every loan defaulted and losses were incurred in amounts equal to or greater than these levels for which we are responsible), although we believe this amount is not indicative of our actual potential losses.  We maintain an allowance for loan losses for loans originated under these product lines at a level that, in management’s judgment, is adequate to provide for estimated losses.  At June 30, 2010 and December 31, 2009, that reserve was $30.6 million and $24.2 million, respectively, which represents our estimate of potential losses as of those dates.  The reserve is recorded in “Accounts payable, accrued expenses and other liabilities” on our Condensed Consolidated Balance Sheet.

As of June 30, 2010, we maintained collateral consisting of money market and short-term investments of $10.9 million, which is included in “restricted cash” on our Condensed Consolidated Balance Sheet, to satisfy two Fannie Mae collateral requirements.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We are also required by the master agreement with Freddie Mac to provide collateral in the amount of 8% of the original principal balance as security for payment of the reimbursement obligation.  The collateral can include a combination of the net worth of one of our Mortgage Banking subsidiaries, a letter of credit and/or cash.  To help cover this collateral requirement, we have letters of credit arrangement with Bank of America as a part of our Revolving Credit Facility (see Note 12).  At June 30, 2010, commitments under this agreement totaled $12.0 million.

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

Federal Securities Cases

On January 18, 2008, the first of the federal securities putative class actions was filed against us and certain of our officers and trustees in the United States District Court for the Southern District of New York.  Thereafter, five other, essentially duplicative putative class actions were also filed in the same court.  The complaint in each case asserted that we and other defendants allegedly violated federal securities law by failing to disclose in a timely fashion our December 2007 transaction with Freddie Mac.  On May 5, 2008, the Court designated Centerline Investor Group, which is made up of several shareholders, as lead plaintiff for these cases.  Pursuant to the Court’s stipulation and order dated March 3, 2008, the lead plaintiff filed a consolidated complaint on July 7, 2008 in this action, In re Centerline Holding Company Securities Litigation, No. 08 CV 00505.  The consolidated complaint also alleges violations of the federal securities laws in connection with our announcement of the Freddie Mac transaction, changes to the Company’s business model, and the reduction in dividend guidance policy, and seeks an unspecified amount of compensatory damages and other relief on behalf of all persons or entities that purchased the common stock of Centerline Holding Company during the period March 12, 2007 through December 28, 2007.  The defendants in this action filed a motion to dismiss the consolidated complaint on October 27, 2008 and the motion was granted by U.S. District Court Judge Shira Scheindlin on January 12, 2009.  Judge Scheindlin granted the lead plaintiff leave to replead, and the lead plaintiff filed an Amended Consolidated Complaint on March 13, 2009.  On April 30, 2009, the defendants in this case filed a motion to dismiss the Amended Consolidated Complaint. The lead plaintiff filed his opposition to defendants’ motion to dismiss on June 12, 2009 and the defendants filed their reply to the opposition motion filed by the plaintiff on June 30, 2009.  On August 4, 2009 the defendants’ motion to dismiss was granted and the case was dismissed without leave for the plaintiff to replead.  On September 2, 2009, plaintiff filed an appeal of the District Court’s decision with the Second Circuit Court of Appeals.  Both the plaintiff and the defendants filed briefs in this appeal and oral argument before the Second Circuit Court of Appeals was held on April 7, 2010.  By summary order dated June 9, 2010, the Second Circuit Court of Appeals affirmed the District Court’s dismissal of the plaintiff’s claims in their entirety.  On June 23, 2010, the plaintiff filed a petition for reconsideration and rehearing en banc of the June 9, 2010 summary order.  No decision regarding the plaintiff’s petition has yet been rendered by the Second Circuit.

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

•	On February 27, 2008, Broy v. Blau, et al., No. 08 CV 01971, was filed against us and certain of our officers and trustees in the United States District Court for the Southern District of New York;

•	On April 10, 2008, Kastner v. Schnitzer, et al., Index No. 601043-08, was filed against us and our board of trustees, in New York Supreme Court; and

•	On April 10, 2008, Kostecka v. Schnitzer, et al., Index No. 601044-08, was filed against us and our board of trustees, in New York Supreme Court.

On April 28, 2008, a consolidated amended verified complaint alleging breaches of fiduciary duties of loyalty, candor, due care, fair dealing, waste of corporate assets and unjust enrichment, was filed against us and our board of trustees in Carfagno v. Schnitzer et al., 08 CV 912 (SAS) and Broy v. Blau, 08 CV 1971 (SAS), pending in the U.S. District Court for the Southern District of New York.  The action was styled both as a derivative suit and as a class action on behalf of all holders of Centerline securities who qualified to purchase our 11.0% Preferred Shares pursuant to the rights offering but who did not do so.  In late March 2009, the plaintiffs and defendants reached a basis of settlement which would require a reduction in the rate payable on the 11.0% Convertible Preferred Shares held by TRCLP and its affiliates to 95% and an increase in the conversion price from $10.75 to $12.35.  A Stipulation of Settlement was filed with the U.S. District Court (S.D.N.Y.) on April 8, 2009 and a fairness hearing for approval of the settlement was held May 18, 2009.  At that time, the District Court entered a Final Judgment approving the Settlement, which was to become effective once the Delaware Court of Chancery dismisses the Off and Ciszerk matters with prejudice.  Prior to dismissal of the Off and Ciszerk matters, TRCLP as the holder of a majority of the 11.0% Preferred Shares, consented to an amendment and restatement of the certificate of designation for such series of shares to reflect the foregoing changes and such amendment and restatement was adopted on March 5, 2010.  On December 16, 2009, the Delaware Chancery Court dismissed the Off matter with prejudice and on April 12, 2010, that court dismissed the Ciszerk matter with prejudice.  On March 8, 2010, the U.S. District Court for the Southern District of New York entered the parties’ stipulation of dismissal of the Kanter matter with prejudice.  On April 14, 2010, the U.S. District Court for the Southern District of New York confirmed the effectiveness of the Carfagno settlement.  On April 21, 2010, the parties entered into a stipulation dismissing the Kramer matter without prejudice.  On August 5, 2010, the parties entered into a stipulation dismissing the Kastner and Kostecka matters with prejudice.

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

Other

On or about March 6, 2009, Regions Bank, as Trustee under a Trust Indenture dated April 1, 2005 respecting the Walton Trail Apartments, commenced an action, entitled Regions Bank v. Deickman, et al., Civil Action No. 2009-CV-165607-MJW, in the Superior Court of Fulton County, Georgia, against Stephen R. Dieckman, Arthur Dickson Cannon, Jr. and Arthur Dickson Cannon, III (the “Defendants”) seeking to collect money owed under a certain Guaranty and Suretyship Agreement dated as of May 1, 2005.  On or about May 28, 2009, the Defendants filed a Third-Party Complaint in that action against CCG and Caswyck Trail, LLC (“Caswyck”).  Defendants thereafter amended their Third-Party Complaint.  Caswyck is a Georgia limited liability company, which owns the Walton Trail affordable housing apartment complex in Georgia and in which indirect subsidiaries of CCG and an investment fund sponsored by CCG are members.  The Amended Third-Party Complaint alleges that CCG misled and defrauded the Defendants and acted in bad faith in connection with certain unsuccessful and unconsummated negotiations to restructure the finances of Caswyck.  The Amended Third-Party Complaint asserts a claim for common law fraud against CCG and claims for subrogation, indemnification, unjust enrichment and declaratory judgment against Caswyck for any liability that Defendants may have to the Trustee.  The Defendants seek unspecified amounts of damages, attorneys fees and costs.  On or about August 10, 2009, CCG and Caswyck each separately moved to dismiss the claims then asserted against it.  In accordance with Georgia procedures, each also answered the Third-Party Complaint on or about August 10, 2009 and asserted counterclaims against the Third-Party Plaintiffs.  In two written orders each dated December 14, 2009, the Court granted CCG’s and Caswyck’s motions to dismiss and dismissed the subrogation and contribution claims against Caswyck and the fraud claim against Centerline.  After Caswyck moved to dismiss the subrogation and contribution claims, but prior to the Court ruling on that motion, the third-party plaintiffs amended their Third-Party Complaint to assert their claims for indemnification and unjust enrichment against Caswyck.  After the entry of the Court’s December 14, 2009 dismissal orders, the third-party plaintiffs moved for reconsideration of the Court’s decision to dismiss the fraud claim against CCG and for permission to take an immediate appeal of that decision.  The Court has not yet ruled on those two motions by the third-party plaintiffs.  On or about July 9, 2010, the Court entered a Case Scheduling Order requiring, among other pretrial deadlines and procedures, that all discovery be completed by August 15, 2011, dispositive motions must be made by September 30, 2011 and the case will be set on a trial calendar in early 2012.  CCG and Caswyck intend to continue to defend vigorously against the claims asserted against them.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On or about November 25, 2009, affiliates of Centerline commenced two actions against David Rubin, Marc Gelman and various affiliates of Enhanced Affordable Development Co., LLC that have served as the managing members or general partners of the Lake Point, Orchard Mill, Shannon Lake, Fox Hollow and Huntington Reserve LIHTC projects.  One of the lawsuits, entitled Centerline Capital Group Inc. v. Lake Point Management, LLC, et al., Index No. 603602/09 (NY Co. Sup. Ct.) (the “CCG v. Lake Point Case”), seeks money damages, injunctions and declaratory relief respecting breaches of the operating agreements, partnership agreements and certain guarantee agreements for those projects and the removal of the Enhanced entity as the managing member or general partner of each such project.  The second lawsuit, entitled CharterMac Atlanta SLP LLC, et al. v. Rubin, et al., Index No. 603601/09 (NY Co. Sup. Ct.) (the “CharterMac Case”), arises from the termination of certain interest rate swap agreements due to loan defaults by the borrower on the mortgage loan for each of those five projects.  A Centerline affiliate serves as the servicer for the mortgage loan for each of the five project partnerships.  On or about March 8, 2010, the defendants in the Centerline v. Lake Point  Case served their Answer, Counterclaims and Third-Parties Complaint, in which they asserted: (i) counterclaims against Centerline for breach of contract, breach of fiduciary duty and tortious interference with contract; (ii) third-party claims against CharterMac Atlanta SLP LLC, CharterMac Lake Point Associates LLC, CharterMac Orchard Mill Associates LLC, CharterMac Shannon Lake Associates LLC, CharterMac Credit Enhanced SLP LLC-Series G, and Centerline Credit Enhanced Partners LP-Series G (collectively, the “CharterMac Case Subsidiaries”), which are subsidiaries of Centerline Credit Enhanced Partners LP-Series F or Centerline Credit Enhanced Partners LP-Series G, the investors in the Projects and the plaintiffs in the CharterMac Case, for breach of fiduciary duty and conspiracy to breach fiduciary duty; (iii) third-party claims against an officer of Centerline for allegedly aiding and abetting breaches of fiduciary duty and conspiracy to breach fiduciary duties; and (iv) a counterclaim against Centerline and a third-party claim against the bond trustees for the Projects seeking a declaratory judgment about the use of certain escrows held by those trustees.  The counterclaims against Centerline seek money damages that are alleged to exceed $81 million in the aggregate and the third-party claims against the CharterMac Case Subsidiaries seek money damages that are alleged to exceed $51 million in the aggregate.  The counterclaims and third-party claims also seek, among other things, punitive damages of not less than $50 million and attorneys’ fees from the Company and the CharterMac Case Subsidiaries.  On or about June 30, 2010, the parties to both lawsuits and their affiliates entered into a written settlement agreement, pursuant to which the lawsuits, including all claims asserted or that could have been asserted in those actions, will be dismissed with prejudice and all such claims released.  The settlement does not require the payment of any money to any of the Enhanced parties by any of the Centerline parties, except that certain Enhanced entities that served as property managers for apartment complexes owned by the project companies will receive property management fees for those services through September 30, 2010.  The parties are in the process of implementing that settlement.

E.	Other Contingent Liabilities

We have entered into several transactions pursuant to the terms of which we will provide credit support to construction lenders for project completion and Fannie Mae conversion.  In some instances, we have also agreed to acquire subordinated bonds to the extent the construction period bonds do not fully convert.  In some instances, we also provide payment, operating deficit, recapture and replacement reserve guarantees as business requirements for developers to obtain construction financing.  Our maximum aggregate exposure relating to these transactions was $206.7 million as of June 30, 2010 (although, to date, we have had minimal exposure to losses under these transactions and anticipate no material liquidity requirements in satisfaction of any guarantee issued).

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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Centerline Financial has two credit intermediation agreements to provide for monthly principal and interest debt service payments for debt owed by property partnerships owned by third parties, to the extent there is a shortfall in payment from the underlying property.  In return, we receive fees monthly based on a fixed rate until the expiration of the agreements which occur in 2023 and 2025.  Total potential exposure pursuant to these transactions is $33.7 million as well as monthly interest obligations, assuming the bonds default and cannot be sold.  The recourse upon default would be to acquire the bond and foreclose on the underlying property at which point the property would either be rehabilitated or sold.  The carrying value of these obligations, representing the deferral of the fee income over the obligation period, was $0.9 million as of June 30, 2010.  This amount is included in “Deferred revenues” within “Accounts payable, accrued expenses and other liabilities” on our Condensed Consolidated Balance Sheets.

As indicated in Note 25, an affiliate of TRCLP assumed $5.0 million of the debt under our Term Loan and Revolving Credit Facility in connection with a consulting and advisory agreement we entered into with the TRCLP affiliate. Under the consulting agreement, we are obligated to pay fees to the TRCLP affiliate equal to the interest payable on the TRCLP Loan.

Under the terms of the agreement, if we terminate the agreement for any reason other than the affiliate of TRCLP’s default in performing its services, we are obligated to immediately repay the remaining principal balance of the TRCLP Loan.  If we and the affiliate of TRCLP mutually agree to terminate the agreement, each party will pay 50% of the remaining principal balance of the TRCLP Loan.

NOTE 28 – Subsequent Events

On July 29, 2010, $10.0 million held in escrow that was funded with transaction proceeds at the time of the March 2010 Restructuring (see Note 12) was released.  $0.5 million was used to pay certain expenses.  The remaining $9.5 million was used to pay down principal on the Term Loan, reducing its outstanding balance to $128.0 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to explain the results of operations and financial condition of Centerline Holding Company.  MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes.

This MD&A contains forward-looking statements; please see page 91 for more information.

Significant components of the MD&A section include:	Page

SECTION 1 – Overview The overview section provides a summary of Centerline and our reportable business groups. We also include a discussion of factors affecting our consolidated results of operations as well as items specific to each business group.	56

SECTION 2 – Consolidated Results of Operations The consolidated results of operations section provides an analysis of our results on a consolidated basis for the three and six months ended June 30, 2010, against the comparable prior year period. Significant subsections within this section are as follows:	59

Comparability of Results	59
Summary Consolidated Results	61
Revenues	62
Expenses	63
Other Items	66
Income Taxes	69
Accounting Changes	70
Inflation	70

SECTION 3 – Results by Group The results by segment section provides an analysis of our results on a reportable group basis for the three and six months ended June 30, 2010, against the comparable prior year period. We provide certain statistical information by segment and discuss known trends and uncertainties. Significant subsections within this section are as follows:	70

Affordable Housing	71
Mortgage Banking	78
Corporate	81
Consolidated Partnerships	82

SECTION 4 – Liquidity and Capital Resources The liquidity and capital resources section provides discussion of our ability to generate adequate amounts of cash to meet our current and future needs. Significant subsections within this section are as follows:	84

Liquidity	84
Cash Flows	85
Liquidity Requirements after June 30, 2010	85
Fair Value Disclosures	86
Capital Resources	87
Commitments and Contingencies	90

SECTION 5 – Forward Looking Statements	90

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

SECTION 1 – OVERVIEW

Centerline Holding Company (OTC: CLNH), together with its subsidiaries, provides real estate financial and asset management services, with a focus on affordable and conventional multifamily housing.  We offer capital solutions, including financing and investment products, to developers, owners and investors.  We originate debt and equity products for affordable and market-rate multifamily properties and service and manage mortgage loans on behalf of Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), collectively and individually the Government-Sponsored Enterprises (“GSE’s”), as well as Government National Mortgage Association (“Ginnie Mae”) and the Federal Housing Administration (“FHA”).  Centerline Holding Company, or its predecessor entities, has been in continuous operation since 1972; it became a public company in 1997.  Organized as a statutory trust created under the laws of Delaware, we conduct substantially all of our business through our subsidiaries, generally under the designation Centerline Capital Group.  The terms “we”,  “us”, “our” or “the Company” as used throughout this document refer to the business as a whole, or a subsidiary, while the term “parent trust” refers only to Centerline Holding Company as a stand-alone entity.

We operate through two core business groups: Affordable Housing and Mortgage Banking.  Our Corporate Group, comprising the Finance and Accounting, Legal, Corporate Communications and Operations departments, supports our two business groups.  In addition, we consolidate certain funds we control, notwithstanding the fact that we may have only a minority, and in most cases negligible, economic interest; these funds are included in our Consolidated Partnership group.

We have had historical success in assessing and managing real estate risk and, inclusive of our predecessors, have operated for over 37 years through varied economic and real estate cycles.  Our team of professionals, with a unique balance and combination of capital markets and real estate expertise, think creatively in order to achieve highly practical, customized solutions for real estate investors, developers and owners.  However, the disruption in worldwide credit markets that began in 2007 and continued into 2010, adversely affected all our businesses.  Ongoing lack of market liquidity severely limited capital available for investment, particularly in the affordable housing market.  The current economy has depressed asset values, limited our ability to raise equity capital to grow assets under management, lowered origination volumes and led to increased default rates within our portfolios.  Stagnant market conditions also directly affected Centerline’s own liquidity.

Our business was further constrained by the terms of our Term Loan and Revolving Credit Facility and other debt agreements.  Loan terms that included higher interest rates and rapid amortization of debt balances limited our ability to engage in specified kinds of transactions, including certain types of fund originations, without lender approval.  Economic factors contributed to reduced cash flows from our investments and managed funds, while concurrently increasing the risk of payment demands under credit intermediation agreements.

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

As a result of the March 2010 Restructuring, we recorded aggregate gains and reduction to expenses of $74.2 million in the first quarter of 2010 related to settlements of unsecured liabilities for less than accrued amounts and $20.5 million for the disposition of businesses we sold for total proceeds of $100.0 million, net of $10.0 million attributable to the proceeds from the sale of 4.1 million shares of Special Series A Shares to affiliates of Island Capital.  Our Portfolio Management Group, the debt fund management and special servicing business activities of the Commercial Real Estate Group, including the assets we disposed of, are no longer reflected in the consolidated financial statements.  Business activities that were previously part of the Commercial Real Estate Group, but were not sold as part of the March 2010 Restructuring, are now included in the Mortgage Banking Group.  For a description of our current operating groups, see Business Groups below.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Primarily as a result of the restructuring of our credit intermediation agreements, we recorded in the first quarter of 2010 a $62.0 million reduction in the Affordable Housing loss reserve, as well as impairments of $37.2 million during the six months ended June 30, 2010 to our Series B Freddie Mac Certificates.  Additionally, in connection with this restructuring, we accrued assumption fee expenses of $26.7 million during the six months ended June 30, 2010.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Credit Risk Products

The Credit Risk Products Group, which prior to the March 2010 Restructuring was one of our separate reportable segments, has been incorporated into the Affordable Housing Group operating segment.

Through Credit Risk Products, we have provided credit intermediation, primarily in the form of credit default swaps (“CDS”) to facilitate the delivery of specified rates of return on some of the Tax Credit funds we originate.  We provide CDS through Centerline Financial Holdings LLC (“Centerline Financial Holdings”) and its subsidiary, Centerline Financial LLC (“Centerline Financial”), isolated special purpose entities we launched in partnership with Natixis Capital Markets North America Inc (“Natixis”), which currently owns 10% of Centerline Financial Holdings, and Centerline Guaranteed Holdings, another isolated special purpose entity.  Given current market conditions, the immediate outlook is that little, if any, new business will be carried out by our Credit Risk Products business in the near future.  In addition, due to the downgrade of Centerline Financial’s rating during the second quarter of 2010, Centerline Financial is prohibited from providing any new credit intermediation.

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

Mortgage Banking

Prior to the March 2010 Restructuring, Mortgage Banking was reported as a component of the Commercial Real Estate Group.  Following the sale of the Commercial Real Estate Fund Management group, we changed the name of this group to the Mortgage Banking Group and now report its results as a separate operating segment.

Our Mortgage Banking Group provides multifamily housing loans for all multifamily property types throughout the United States.  In partnership with our capital sources, primarily GSE’s and the FHA, we tailor mortgage products to meet the financing needs of our clients.  We provide mortgages to Fannie Mae under its DUS program and to Freddie Mac under the Freddie Mac Program Plus (“Program Plus”) and Delegated Underwriting Initiative (“DUI”) programs. Mortgages originated and insured under the FHA programs are typically financed through the sales of mortgage backed securities guaranteed by Ginnie Mae.

We have originated $370.0 million of mortgage loans through June 30, 2010.  Mortgage loans we originate are closed in our name, using cash borrowed from a warehouse lender, and sold to the GSE’s or in the case of Fannie Mae, are occasionally financed by Fannie Mae via the issuance of Mortgage Backed Securities (“MBS”) from one week to three months following the loan closing.  We use the cash received from the sale to repay the warehouse loans.  We retain no interest in mortgage loans we originate, although we do retain mortgage servicing rights (“MSRs”) and certain contingent liabilities under the loss-sharing arrangements of the Fannie Mae DUS and Freddie Mac DUI programs (see Note 27 to the condensed consolidated financial statements).

We earn transaction-based origination and premium fees, recognized upon settlement of the sale of the loans to the GSE, and earn interest that accrues on loans prior to sale, net of interest expenses on warehoused loans.  We earn servicing fees and various other related fees, including assumption, substitution, modification and prepayment penalties, for loans we service.

Consolidated Partnerships

Consolidated Partnerships comprise the following two groups:

•	funds our Affordable Housing Group originates and manages (“Tax Credit Fund Partnerships”);

•	property-level partnerships for which we have assumed the role of general partner or for which we have foreclosed upon the property (“Tax Credit Property Partnerships”).

Prior to the March 2010 Restructuring, our Consolidated Partnerships included funds our Commercial Real Estate Group managed.  Some of those funds were invested in CMBS and associated re-securitization trusts (“CMBS Fund Partnerships”). We also consolidated Centerline Real Estate Special Situations Mortgage Fund LLC (“CRESS”), a high-yield debt partnership (“High-Yield Debt Fund Partnership”) that the Commercial Real Estate Group also managed.  The March 2010 Restructuring included the sale of our co-investment in, and management function of, these funds.  Going forward, we maintain only the Tax Credit Fund Partnerships and Tax Credit Property Partnerships.

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

Net income or loss is defined as the net result of total company operations, prior to allocation of income or loss to non-controlling interests.  As the Tax Credit Fund Partnerships (by design) always generate operating losses, we expect to record net losses for the foreseeable future as they represent a significant portion of our consolidated operations.  After allocation of income or loss to non-controlling interests, we recorded net income allocable to our shareholders for the six months ended June 30, 2010  and net loss for the three months ended June 30, 2010 and three and six months ended June 30,2009.  For the periods presented, we highlight in the table below those items, principally non-cash in nature, which impact the comparability of results from period to period.  Such items are shown prior to any adjustments for tax and allocations to non-controlling interests:

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2010	2009	2010	2009

Reduction/(Increase) to net income:

Asset impairments (excluding equity investments):
Affordable Housing group:
Series B Freddie Mac Certificates	$14,357	$--	$37,171	$8,549
Stabilization escrow recovery	(2,087)	--	(2,492)	--

Corporate group:
Investments including gain on sale	--	--	--	14

Other items:
Affordable Housing and Credit Risk Products groups:
Affordable housing loss reserve	4,000	--	(58,000)	--
Reserve for loan loss sharing	250	--	250	--

Mortgage Banking group:
Reserve for loan loss sharing	5,895	5,460	6,830	5,460

Corporate group:
Gain on sale of discontinued operations	--	--	(20,500)	--
Gain on settlement of liabilities	--	--	(25,253)	--
Assumption fee relating to restructuring of credit intermediation agreements	(646)	--	26,706	--
Professional fees related to the March 2010 Restructuring	923	--	12,716	--
Expense for Series A shares issued in connection with restructuring of credit intermediation agreements	--	--	2,842	--
Reversal of lease termination costs	--	--	(48,044)	--
Non-cash impact of derivatives(1)	4,305	(8,143)	2,834	(13,003)
Severance costs	1,123	89	1,349	726
(1) Including in 2009 and 2010 gains on termination of several derivative contracts.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Summary Consolidated Results

Our summary consolidated results of operations are presented below for the periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,
(dollars in thousands)	2010	% of Revenues	2009	% of Revenues	% Change
Revenues	$54,186	100.0%	$45,910	100.0%	18.0%
Expenses	196,151	362.0	158,045	344.2	24.1
Other loss	(135,885)	(250.8)	(346,215)	(754.1)	60.8
Income tax provision – continuing operations	(141)	(0.3)	(142)	(0.3)	0.7
Net loss – continuing operations	(277,991)	(513.0)	(458,492)	(998.7)	39.4
Net loss attributable to non-controlling interests – continuing operations	244,303	450.9	436,922	951.7	(44.1)
Net loss attributable to Centerline Holding Company shareholders – continuing operations	(33,688)	(62.2)	(21,570)	(47.0)	(56.2)
Net loss – discontinued operations	(235)	(0.4)	(336,353)	(732.6)	99.9
Net loss attributable to Non-Controlling interests – discontinued operations	--	--	304,645	663.6	(100.0)
Net loss attributable to Centerline Holding Company shareholders – discontinued operations	(235)	(0.4)	(31,708)	(69.1)	99.3
Total net loss attributable to Centerline Holding Company shareholders	$(33,923)	(62.6)%	$(53,278)	(116.0)%	36.3%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Six Months Ended June 30,
(dollars in thousands)	2010	% of Revenues	2009	% of Revenues	% Change
Revenues	$106,798	100.0%	$90,535	100.0%	18.0%
Expenses	251,402	235.4	255,786	282.5	(1.7)
Other loss	(199,381)	(186.7)	(468,398)	(517.4)	57.4
Income tax provision – continuing operations	(534)	(0.5)	(220)	(0.2)	(142.7)
Net loss – continuing operations	(344,519)	(322.6)	(633,869)	(700.1)	45.6
Net loss attributable to non-controlling interests – continuing operations	380,198	(356.0)	591,285	653.1	(35.7)
Net income (loss) attributable to Centerline Holding Company shareholders – continuing operations	35,679	33.4	(42,584)	(47.0)	183.8
Net income (loss) – discontinued operations	160,027	149.8	(489,448)	(540.6)	132.7
Net (income) loss attributable to Non-Controlling interests – discontinued operations	(89,918)	(84.2)	451,806	499.0	(119.9)
Net income (loss) attributable to Centerline Holding Company shareholders – discontinued operations	70,109	65.6	(37,642)	(41.6)	286.3
Total net income (loss) attributable to Centerline Holding Company shareholders	$105,788	99.1%	$(80,226)	(88.6)%	231.9%

Revenues

The following table presents our revenues for the periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2010	2009	% Change	2010	2009	% Change
Operating Groups Interest income	$9,932	$13,427	(26.0)%	$22,540	$27,287	(17.4)%
Fee income	9,455	7,016	34.8	16,588	14,361	15.5
Other	7,364	6,307	16.8	12,318	9,461	30.2
Subtotal	26,751	26,750	--	51,446	51,109	0.7
Consolidated Partnerships Revenues of Tax Credit Fund and Property Partnerships	27,435	19,160	43.2	55,352	39,426	40.4
Total revenues	$54,186	$45,910	18.0%	$106,798	$90,535	18.0%

While total revenue of our Operating Groups on a consolidated basis did not fluctuate period over period, the following are the primary movements noted:

•
$3.5 million decrease in interest income earned in the three months ended June 30, 2010 and $4.7 million in the six months ended June 30, 2010 on retained interests from the 2007 re-securitization transaction and interest on stabilization escrow balances.  The decrease is primarily related to the sale of certain Series A-1 Freddie Mac Certificates in July 2009, reduced cash flow expectations for the Series B Freddie Mac Certificates and its declining average yield and the lower stabilization escrow due to the utilization of the escrow to restructure property level debt offset by an increase in interest income earned from mortgage revenue bonds due to larger average bond balance in our books during 2010.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•
$2.4 million increase in the fee income in the three months ended June 30, 2010 and $2.2 million in the six months ended June 30, 2010 reflect the reduction in fee income generated from consolidated partnerships by the operating groups, which is being eliminated upon consolidation, as compared to the same periods in 2009.

•
$1.1 million increase in other revenue in the three months ended June 30, 2010 and $2.9 million in the six months ended June 30, 2010 primarily relate to the increase in gain on sale of mortgage loans due to an increase in loan production during the three and six months ended June 30, 2010 and the resulting recognition of trading premiums as well as the higher premiums at which Fannie Mae MBS have been trading during the three and six months ended June 30, 2010.

The increase in revenues of Consolidated Partnerships is discussed in SECTION 3 – RESULTS BY GROUP – Consolidated Partnerships.

Further detailed discussion of revenues is included in SECTION 3 – RESULTS BY GROUP of this MD&A.

Expenses

The following table presents our expenses for the periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2010	2009	% Change	2010	2009	% Change

Operating Groups
General and administrative:
Salaries and benefits	$10,997	$11,531	(4.6)%	$24,504	$24,529	(0.1)%
Other	12,300	11,338	8.5	62,936	22,889	175.0
Total G&A	23,297	22,869	1.9	87,440	47,418	84.4
(Recovery) provision for losses	13,167	35,434	(62.8)	(99,329)	37,854	(362.4)
Interest expense:
Borrowings and financings	17,739	9,977	77.8	30,527	22,770	34.1
Preferred shares of subsidiary	2,319	4,725	(50.9)	4,639	9,449	(50.9)
Depreciation and amortization	5,595	10,034	(44.2)	12,060	20,473	(41.1)
Loss on impairment of assets	12,618	310	N/M	35,027	8,873	294.8
Expenses – operating groups	74,735	83,349	(10.3)	70,364	146,837	(52.1)
Consolidated Partnerships
Interest expense	2,564	2,432	5.4	8,883	4,385	102.6
Loss on impairment of assets (net)	22,200	30,151	(26.4)	22,200	30,151	(26.4)
Other expenses	96,652	42,113	129.5	149,955	74,413	101.5
Total expenses – consolidated partnerships	121,416	74,696	62.5	181,038	108,949	66.2
Total expenses	$196,151	$158,045	24.1%	$251,402	$255,786	(1.7)%

N/M – Not meaningful.

General and Administrative – Other

The increase in other general and administrative expenses of $0.4 million in the three months ended June 30, 2010 and $40.0 million in the six months ended June 30, 2010 as compared to the same periods in 2009 is primarily attributable to the following items:

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•
$2.5 million increase in the three months ended June 30, 2010 and $3.2 million in the six months ended June 30, 2010 related to an annual management fee and procedures review payments made to Island (see Note 25 to the condensed consolidated financial statements); and

•
$0.9 million increase in the three months ended June 30, 2010 and $12.7 million in the six months ended June 30, 2010 in professional fees, primarily legal and consulting, related to the March 2010 Restructuring.

This was partially offset by:

•
$0.6 million decrease in the three months ended June 30, 2010 and $26.7 million increase in assumption fee in the six months ended June 30, 2010 related to the restructuring of certain credit intermediation agreements;

•	$3.1 million decrease in the three months ended June 30, 2010 and $6.5 million in the six months ended June 30, 2010 in rent expense related to two office space leases, which are no longer in use; and

•
a $2.8 million increase in the first quarter of 2010 relating to expenses recorded on the issuance of Special Series A Shares to Natixis as part of the restructuring of certain intermediation agreements (see Note 27 to the condensed consolidated financial statements).

 (Recovery) Provision for Losses

The decrease in the (recovery) provision for losses of $22.3 million in the three months ended June 30, 2010 and $137.2 million in the six months ended June 30, 2010 as compared to the same periods in 2009 is primarily attributable to the following items:

•
$1.2 million increase in the three months ended June 30, 2010 and $4.3 million decrease in the six months ended June 30, 2010 in bad debt expenses relating to advances to Tax Credit Fund Partnerships based on a reassessment of collectability.

•
$0.7 million increase in the three months ended June 30, 2010 and $1.6 million in the six months ended June 30, 2010 in loss reserves for our loss sharing agreement with Fannie Mae during 2010 (see Note 27 to the condensed consolidated financial statements).

•
$4.0 million increase in the three months ended in June 30, 2010 in the Affordable Housing loss reserves is attributed to the increase in the population of bonds to be bought down due to the deterioration in the performance of the underlying properties.  $58.0 million decrease in the six months ended in June 20, 2010 is due to the restructuring of certain credit intermediation agreements.  Additionally, we recorded impairments of $37.2 million in the six months ended in June 30, 2010 related to our Series B Freddie Mac Certificates (see below for Impairment of Assets).

•
$28.4 million decrease in expenses during the three months ended in June 30, 2010 is due to the recording of the expenses relating to the additional estimated lease termination costs for two office spaces during the three months ended in June 30, 2009. $48.0 million decrease in the six months ended June 30, 2010 (all in the first quarter of 2010) in (recovery) provision for losses reflects a settlement of a liability with respect to lease obligations for two office spaces no longer in use resulting in a reversal of previously expensed lease termination costs.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Interest Expense

Borrowings and Financings

	Three Months Ended June 30,			Six months Ended June 30.
(dollars in thousands)	2010	2009	% Change	2010	2009	% Change

Borrowings and financings:
Term Loan and Revolving Credit	$1,197	$4,092	(70.7)%	$3,843	$9,476	(59.4)%
Asset backed (warehouse) lines	344	857	(59.9)	647	1,527	(57.6)
Secured financing	9,647	6,821	41.4	18,474	12,653	46.0
Cash interest payments for derivatives, net	1,529	4,480	(65.9)	3,106	10,187	(69.5)
Non-cash impact of derivatives(1)	4,305	(7,225)	159.6	2,834	(13,061)	121.7
Other interest expense	717	952	(24.7)	1,623	1,988	(18.4)
Total	$17,739	$9,977	77.8	$30,527	$22,770	34.1
Average borrowing rate	5.64%	6.40%		5.66%	6.92%
Average borrowings	$822,225	$810,825	1.4%	$826,556	$774,456	6.7%
Average LIBOR rate	0.31%	0.37%		0.27%	0.42%
Average SIFMA rate	0.29%	0.45%		0.25%	0.51%
(1) Represents the change in fair value of free-standing derivatives.

The decrease in interest relating to the Term Loan and the Revolving Credit Facility is primarily due to the assumption of $65.0 million of debt by third parties in connection with the March 2010 Restructuring as well as the restructuring of the Term Loan and Revolving Credit Facility, which included a reduction in the Term Loan and the Revolving Credit Facility interest rates (see Note 12 to the condensed consolidated financial statements for additional information).

Our average borrowing rate decreased during the six months ended June 30, 2010 as compared to June 30, 2009, mostly because during 2009 we were subject to a fixed 5.25% LIBOR rate pursuant to the terms of the interest rate swap on our Term Loan and Revolving Credit Facility (this swap was terminated in June 2009).  Additionally, due to the amended terms we entered into with the March 2010 Restructuring for those facilities, the weighted average spread above LIBOR was 2.74% higher in 2009 than in 2010.

As a result of the March 2010 debt restructuring, we expect interest expense on our Revolver and Term Loan to be favorable to the comparable prior periods throughout 2010.

The decrease was partially offset by a $7.6 million increase in interest expense pertaining to the Freddie Mac secured financing caused by a net increase of 32 bonds in the 2007 re-securitization that have been re-recognized since the second quarter of 2009 as a result of defaults, placement in special servicing, or for which we made commitments to fund operating deficits to the underlying property partnerships.  This was partially offset by a reduction of $0.9 million related to the termination of a securitization in the fourth quarter of 2009.

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

Depreciation and Amortization

The decrease in depreciation and amortization of $4.4 million in the three months ended June 30, 2010 and $8.4 million in the six months ended June 30, 2010 as compared to the same periods in 2009 is primarily attributable to the following items:

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•
$2.0 million decrease in the three months ended June 30, 2010 and $4.3 million in the six months ended June 30, 2010 related to a reduction in amortization expense on certain Preferred Shares Series A, A-1 and A-2 which were sold in July 2009;

•
$1.3 million decrease in the three months ended June 30, 2010 and $2.6 million in the six months ended June 30, 2010 related to a reduction in amortization expense due to certain intangible assets being fully amortized in 2009; and

•
$1.2 million decrease in the three months ended June 30, 2010 and $1.8 million in the six months ended June 30, 2010 related to a reduction in amortization expense on the deferred financing costs related to the December 2007 re-securitization which were fully amortized as of June 2009, as well as deferred financing costs on the revolver loan extension which was fully amortized in March 2010 due to the March 2010 Restructuring.

Loss on Impairment of Assets

As more fully described in Note 20 and Note 27 to the condensed consolidated financial statements, loss on impairment of assets during the three and six months ended June 30, 2010 and 2009 primarily relates to losses on our Series B Freddie Mac Certificates and stabilization escrow due to the plan to restructure the underlying bond portfolio due to deteriorating underlying property performance.

Consolidated Partnerships

Interest expense relates to borrowings to bridge timing differences between when the funds deploy capital and when subscribed investments are received for Tax Credit Funds, as well as mortgages and notes held at the Property Partnerships.  The increase is due to the consolidation of additional Tax Credit Property Partnerships and Property Partnerships consolidated upon the adoption of ASU 2009-17 effective January 1, 2010, as well as these partnerships incurring interest expense on notes which had their interest waived in prior periods.

For additional discussion, see SECTION 3 – RESULTS BY GROUP – Consolidated Partnerships.

Other Items

Equity and other income (loss)

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2010	2009	% Change	2010	2009	% Change
Equity and other income (loss):
Consolidated partnerships(1)	$15,760	$19,102	(17.5)%	$31,709	$35,872	(11.6)%
Gain on settlement of liabilities	--	--	--	25,253	--	100.0
Other	(50)	(350)	85.7	(184)	(7,265)	97.5
Total equity and other income (loss)	15,710	18,752	(16.2)	56,778	28,607	98.5
Eliminations(1)	(15,760)	(19,102)	17.5	(31,709)	(35,872)	11.6
Equity and other income (loss) – as reported	$(50)	$(350)	85.7%	$25,069	$(7,265)	445.1%

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Gain on settlement of liabilities

As part of the March 2010 Restructuring, we settled a liability associated with the office space to which one of the lease terminations related resulted in a $2.0 million gain on settlement of liabilities and a liability associated with the December 2007 re-securitization, resulting in an additional $23.3 million gain on settlement of liabilities.

Other

Other equity and other income (loss) include income related to entities in which we invest but do not consolidate, such as our investments in tax advantaged investment vehicles similar to those we sponsor (which typically generate equity losses).

Gain from repayment or sale of investments

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2010	2009	% Change	2010	2009	% Change

Repayment or sale of mortgage revenue bonds and other investments	$11	$6	83.3%	$2,202	$577	281.6%

In the six months ended June 30, 2010, we recognized a gain of $2.2 million on sale of two bonds.  In the six months ended June 30, 2009, we recognized a $0.6 million gain as a result of a collection on a bond which was fully impaired in prior years.

Other Losses from Consolidated Partnerships

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2010	2009	% Change	2010	2009	% Change

Other losses from consolidated partnerships	$(135,846)	$(345,871)	60.7%	$(226,652)	$(461,710)	50.9%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

These other losses principally represent the equity losses that Tax Credit Fund Partnerships and Tax Credit Property Partnerships recognize in connection with their investments in non-consolidated tax credit property partnerships (see Note 21 to the condensed consolidated financial statements).

(Income) loss allocated to non-controlling interests, net of tax, was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2010	2009	% Change	2010	2009	% Change
Within continued operations: Limited partners interests in consolidated partnerships	$245,579	$420,506	(41.6)%	$384,024	$567,101	(32.3)%
Preferred shares of a subsidiary (not subject to mandatory repurchase)	(1,557)	(1,557)	--	(3,113)	(3,113)	--
SCUs	--	17,860	(100.0)	(1,075)	26,934	(104.0)
SCIs	--	263	(100.0)	(9)	396	(102.3)
Other	281	(150)	287.3	371	(33)	N/M
Total for continued operations	$244,303	$436,922	(44.1)%	$380,198	$591,285	(35.7)%
Within discontinued operations: Limited partners interests in consolidated partnerships	$--	$304,633	(100.0)%	$(90,649)	$451,778	(120.1)%
Other	--	12	(100.0)	731	28	N/M
Total for discontinued operations	$--	$304,645	(100.0)%	$(89,918)	$451,806	(119.9)%
Total net loss attributable to non-controlling interests	$244,303	$741,567	(67.0)%	$290,280	$1,043,091	(72.2)%
N/M – Not meaningful.

Limited Partners Interests in Consolidated Partnerships

Non-controlling interests in consolidated partnerships represents the equity balances of third-party investors in the Tax Credit Fund and Property Partnerships and the CMBS and High-Yield Debt Fund Partnerships.  Upon adoption of ASU 2009-17 as of January 1, 2010, we were required to consolidate almost all of the CMBS and similar trusts and six Tax Credit Fund Partnerships and 56 Property Partnerships not previously consolidated (see Note 1 to the condensed consolidated financial statements for additional information).  As part of the March 2010 Restructuring, we sold our co-investment, management interests in and loan receivables from the CMBS and High-Yield Debt Fund Partnerships, resulting in the deconsolidation of the funds as well as the newly consolidated trusts within the CMBS and High-Yield Debt and Fund Partnerships, negating this impact of adoption upon our equity balance.

Special Common Units (“SCUs”)

In connection with our acquisition of CAHA, our subsidiary issued membership interests in the form of 16.1 million SCUs, of which 12.7 million remained outstanding as of June 30, 2010. SCU holders are entitled to distributions at the same time as, and only if, we pay distributions on our common shares.  SCU distributions are calculated as the amount of common share distributions divided by 0.72, to adjust for the taxable nature of the income comprising the SCU distributions (the “Tax Gross-Up”).  SCU distributions are payable only to the extent of the subsidiary’s cash flow, supplemented by a loan of all but $5.0 million from the parent trust in the event of a shortfall (the “Shortfall Provision”).  Any remaining shortfall will accrue interest at a market rate and will only be payable at the time the subsidiary has sufficient cash flow.  As part of our March 2010 restructuring, the Shortfall Provision and the Tax Gross-Up were eliminated with respect to 11.2 million SCUs.

As part of the March 2010 Restructuring, we issued a total of 19.3 million Special Series A Shares (see Note 17 to the condensed consolidated financial statements for additional information), resulting in a dilution of the voting rights attributable to SCU holders.  As we no longer deem the SCU holders to possess significant influence, as of the date of the March 2010 Restructuring, we no longer allocate income to SCU holders.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Special Common Interests (“SCIs”)

In February 2010, all 257,592 outstanding SCI shares were exchanged for common shares.

Income Taxes

The following tables detail the taxable and non-taxable components of our reported income (loss), for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,
(dollars in thousands)	2010	% of Revenues	2009		% of Revenues	% Change
Within continuing operations: Gain (loss) subject to tax	$(18,598)	(34.3)%	$(44,749)		(97.5)%	58.4%
Loss not subject to tax	$(259,252)	(478.4)%	$(413,601)		(900.9)%	(37.3)%
Loss before income taxes	$(277,850)	(512.8)%	$(458,350)		(998.4)%	(39.4)%
Income tax provision	$141	0.3%	$142		0.3%	(0.7)%
Effective tax rate – consolidated basis	(0.05)%		(0.03	) %
Effective tax rate for corporate subsidiaries subject to tax	(0.76)%		(0.32)%
Within discontinued operations: Income (loss) subject to tax	$(298)	N/M	$1,633		N/M	N/M
Income (loss) not subject to tax	$63	N/M	$(337,998)		N/M	N/M
Loss before income taxes	$(235)	N/M	$(336,365)		N/M	N/M
Income tax benefit	$--	N/M	$(12)		N/M	N/M
Effective tax rate – consolidated basis	--%		--%
Effective tax rate for corporate subsidiaries subject to tax	--%		(0.73)%
N/M – Not meaningful.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Six Months Ended June 30,
(dollars in thousands)	2010	% of Revenues	2009		% of Revenues	% Change
Within continuing operations: Gain (loss) subject to tax	$120,404	112.7%	$(61,001)		(67.4)%	297.4%
Loss not subject to tax	$(464,389)	(434.8)%	$(572,648)		(632.5)%	(18.9)%
Loss before income taxes	$(343,985)	(322.1)%	$(633,649)		(699.9)%	(45.7)%
Income tax provision	$534	0.5%	$220		0.2%	142.7%
Effective tax rate – consolidated basis	(0.16)%		(0.03	) %
Effective tax rate for corporate subsidiaries subject to tax	0.44%		(0.36)%
Within discontinued operations: Income subject to tax	$14,786	N/M	$2,268		N/M	N/M
Income (loss) not subject to tax	$145,772	N/M	$(491,691)		N/M	N/M
Income (loss) before income taxes	$160,558	N/M	$(489,423)		N/M	N/M
Income tax provision	$531	N/M	$25		N/M	N/M
Effective tax rate – consolidated basis	0.33%		(0.01)%
Effective tax rate for corporate subsidiaries subject to tax	3.59%		1.10%
N/M – Not meaningful.

Some of our pre-tax income is derived from our tax-exempt investments included in our Affordable Housing Group, which are held within flow-through entities.

Tax credit fund management and the mortgage banking businesses are conducted in corporations and are subject to income taxes.  Our Corporate Group is also housed in a corporate entity subject to taxation.

Management has determined that, in light of projected taxable losses in the corporate subsidiaries for the foreseeable future, any benefit from current losses and deferred tax assets likely will not be realized; hence, a full valuation allowance has been recorded.

Accounting Changes

For discussion of the impact of adopting recent accounting pronouncements, see Note 1 to the condensed consolidated financial statements.

Inflation

Inflation did not have a material effect on our results of operations for the periods presented.

SECTION 3 - RESULTS BY GROUP

The following table presents segment revenues, expenses and operating income for the periods ended June 30, 2010 and 2009 in accordance with GAAP.  Transactions between segments are accounted for as third-party arrangements for the purposes of presenting segment results of operations.  Typical intersegment eliminations include fees earned from Consolidated Partnerships and intercompany interest.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2010	2009	% Change	2010	2009	% Change

Revenues:
Affordable Housing	$30,090	$33,106	(9.1)%	$60,254	$65,438	(7.9)%
Mortgage Banking	12,101	12,257	(1.3)	21,945	20,137	9.0
Corporate	584	985	(40.7)	1,735	2,314	(25.0)
Consolidated Partnerships	27,435	19,160	43.2	55,352	39,426	40.4
Eliminations	(16,024)	(19,598)	18.2	(32,488)	(36,780)	11.7
Total revenues	$54,186	$45,910	18.0%	$106,798	$90,535	18.0%
Expenses:
Affordable Housing	$43,641	$20,927	108.5%	$50,717	$54,732	(7.3)%
Mortgage Banking	13,767	12,582	9.4	22,307	19,721	13.1
Corporate	17,499	52,505	(66.7)	(459)	77,613	(100.6)
Consolidated Partnerships	137,176	93,798	46.2	212,747	144,821	46.9
Eliminations	(15,932)	(21,767)	26.8	(33,910)	(41,101)	17.5
Total expenses	$196,151	$158,045	24.1%	$251,402	$255,786	(1.7)%
Other income (loss)(1):
Affordable Housing	$(38)	$(287)	86.8%	$2,018	$(6,631)	130.4%
Mortgage Banking	--	--	--	--	--	--
Corporate	(1)	--	(100.0)	25,253	--	100.0
Consolidated Partnerships(1)	109,733	74,637	47.0	157,372	105,390	49.3
Eliminations	--	(57)	100.0	--	(57)	100.0
Total other income (loss)	$109,694	$74,293	47.7%	$184,643	$98,702	87.1%
Income (loss) before other allocations – continuing operations(1):
Affordable Housing	$(13,589)	$11,892	(214.3)%	$11,555	$4,075	183.6%
Mortgage Banking	(1,666)	(325)	(412.6)	(362)	416	(187.0)
Corporate	(16,916)	(51,520)	67.2	27,447	(75,299)	136.5
Consolidated Partnerships	(8)	(1)	(700.0)	(23)	(5)	(360.0)
Eliminations	(92)	2,112	(104.4)	1,422	4,264	(66.7)
Total income (loss) before other allocations	$(32,271)	$(37,842)	14.7%	$40,039	$(66,549)	160.2%
Net Income (Loss) attributable to Centerline Holding Company shareholders – continuing operations:
Affordable Housing	$(14,864)	$10,182	(246.0)%	$8,814	$929	848.8%
Mortgage Banking	(1,666)	(325)	(412.6)	(362)	416	(187.0)
Corporate	(17,058)	(33,538)	49.1	25,828	(48,188)	153.6
Consolidated Partnerships	(8)	(1)	(700.0)	(23)	(5)	(360.0)
Eliminations	(92)	2,112	(104.4)	1,422	4,264	(66.7)
Total	$(33,688)	$(21,570)	(56.2)%	$35,679	$(42,584)	183.8%

(1)	Includes income and losses allocated to limited partners of Consolidated Partnerships.

Affordable Housing

The following factors impact comparability when evaluating the results of the Affordable Housing Group:

•
The disruptions in the economy and credit markets have reduced the demand for tax credits, which has resulted in fewer tax credit fund originations during 2010, even as compared to the low levels during the comparable period in 2009.  During the first six months of 2010, we raised $7.8 million of gross equity in Tax Credit Funds, as compared to $73.3 million of gross equity raised during the same period in 2009.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•
Certain bonds included in the December 2007 Freddie Mac re-securitization transaction were not considered “sold” for accounting purposes and we carry debt associated with those bonds (see Notes 7 and 13 to the condensed consolidated financial statements).  As the level of bonds and securitization debt changes, the amounts of mortgage revenue bond interest income, other interest income and interest expense in this group will fluctuate.

•
Interest income earned from mortgage revenue bonds for 2010 increased due to the larger average balance of bonds on the balance sheet period over period, mainly due to fewer investments, on average, receiving sale recognition in 2010 over 2009.  As our role as servicer of the bonds allows us to repurchase those bonds (although we do not intend to) we re-recognize bonds as assets when transferring these into special servicing and de-recognize bonds when transferring these out of special servicing.

•
In 2009 we developed a strategy to address a marked decline in the operating performance of many of the non-stabilized properties underlying our Affordable Housing investments. The strategy was developed to manage our exposure under the yield transactions and to address the declining cash flows to our Series B Freddie Mac Certificates.  In connection with the Natixis Master Agreement and the Merrill Transaction Assignment Agreement, we have agreed to terms for the restructuring of certain of the mortgage revenue bonds. As a result of the terms reached in these restructurings, we recorded in the first quarter of 2010 a $62 million reduction in the Affordable Housing loss reserve, as well as an impairment of $37.2 million related to our Series B Freddie Mac Certificates.  Additionally, in connection with this restructuring, we accrued assumption fee expenses of $26.7 million.

Revenues

A description of the revenue streams for our Affordable Housing operations can be found in our 2009 Form 10-K.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2010	2009	% Change	2010	2009	% Change

Interest income:
Mortgage revenue bond interest income	$10,772	$8,239	30.7%	$23,712	$16,191	46.5%
Other interest income	5,353	10,843	(50.6)	11,169	22,890	(51.2)
Fee income:
Fund sponsorship	9,243	9,774	(5.4)	16,830	18,873	(10.8)
Mortgage origination fees	476	171	178.4	649	366	77.3
Mortgage servicing fees	529	255	107.5	1,097	526	108.6
Credit intermediation fees	1,211	2,284	(47.0)	2,935	3,614	(18.8)
Other:
Gain on sale of mortgage loans	1,766	450	292.4	1,966	826	138.0
Expense reimbursements	705	762	(7.5)	1,625	1,545	5.2
Miscellaneous	35	328	(89.3)	271	607	(55.4)
Total revenues	$30,090	$33,106	(9.1)%	$60,254	$65,438	(7.9)%

Interest income

Mortgage Revenue Bond Interest Income

Interest Income increased by $2.5 million in the three months ended June 30, 2010 and $7.5 million in the six months ended June 30, 2010 as compared to the same periods in 2009 mainly due to the following:

•
$3.7 million increase in interest income in the three months ended June 30, 2010 and $9.7 million in the six months ended June 30, 2010 as compared to the same periods in 2009 primarily due to the larger balance of bonds on the balance sheet period over period, mainly due to less investments, on average, receiving sale recognition in connection with the December 2007 re-securitization, as well as an increase in the average investment balance and for the six month period, due to the increase in the weighted average yield on these bonds.

•	These increases were further offset by $1.2 million increase in bad debt expense in the three months ended June 30, 2010 and $0.2 million in the six months ended June 30, 2010.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•
These increases were partially offset by a $1.8 million decrease in the six months ended June 30, 2010 due to the sale of three bonds in 2010 and the expiration in the fourth quarter of 2009 of a bond securitization.

The following table presents information related to our mortgage revenue bond interest income:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2010	2009	% Change	2010	2009	% Change
Average balance (unpaid principal balance)	$807,940	$598,286	35.0%	$788,697	$555,516	42.0%
Weighted average yield	5.33%	5.55%		6.01%	5.88%

Other Interest Income

Other interest income includes the interest earned on retained interests from the 2007 re-securitization transaction (specifically the Series A-1 and Series B Freddie Mac Certificates) and interest on the stabilization escrow account established at the time of the re-securitization.

We record deposits to the stabilization escrow at the net present value of the amount deposited, taking into account the timing of releases from escrow, expected income to be earned on the cash balance and an appropriate discount rate reflecting the risk of property stabilization. We recorded income from the stabilization escrow (including accretion of the discount recorded upon deposit) using the effective yield method.  As a result of the substantial reserve recorded on these deposits during the third quarter of 2009, interest income including accretion decreased during the three and six months ended June 30, 2010 as compared to the same periods in 2009. We are now recording interest income on these deposits based on cash receipts.

The decrease in other interest income of $5.5 million in the three months ended June 30, 2010 and of $11.7 million in the six months ended June 30, 2010 as compared to the same periods in 2009 is also attributable to the decline in average yield related to the Series B Freddie Mac Certificates as well as the July 2009 sale of $145.0 million of Series A-1 Freddie Mac Certificates.

Fee Income

Fund Sponsorship

Economic factors have reduced the demand for tax credits, resulting in fewer tax credit fund originations during 2010 as compared to the prior period.  Given the current low demand in the market for tax credits, our current expectations are that total gross equity raised with respect to tax credit funds will be significantly less than historical levels, until the economy stabilizes.

Fund sponsorship income declined by $2.0 million during the six months ended June 30, 2010 as compared to the same period in 2009 due to the following:

•	$2.2 million decrease in asset management fees due to a substantial portion of the prepaid asset management fees for the guaranteed funds becoming fully amortized as of December 31, 2009;

•
$1.8 million decrease in LIHTC partnership management fees due to the expiration of the five-year amortization period of the partnership management fees, beginning in 2009 for certain funds and a decreased amount of new funds that closed during 2009 and 2010; these fees will continue to decrease throughout the year barring any new fund closings; and

•	A $1.4 million decrease in acquisition fees and acquisition and origination allowances due to a reduction in equity investments in the current year.

This decrease was offset by the following:

•	$1.0 million increase relating to an increase in the number of funds with available excess funds to pay their expense reimbursements in 2010;

•	$1.0 million increase in disposition fees due to the sale or refinancing of 19 properties as compared to 8 properties in the same period in 2009; and

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•	$0.8 million increase in SLP admin fees primarily due to an increase in cash collections in 2010 as compared to the same period in 2009.

•
$0.7 million increase due to the increase in special servicing fees relating to the December 2007 re-securitization.  Prior to 2010, these fees have been presented within the commercial real estate group.

In evaluating fund sponsorship fees, management segregates such fees into categories based upon activity as provided in the table below.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2010	2009	% Change	2010	2009	% Change
Fees based on equity invested
Property acquisition fees	$23	$847	(97.3)%	$23	$847	(97.3)%
Organization, offering and acquisition allowance fees	--	339	(100.0)	--	541	(100.0)
Fees based on management of sponsored funds
Partnership management fees	1,783	2,691	(33.7)	3,700	5,451	(32.1)
Asset management fees	4,490	5,165	(13.1)	8,660	9,849	(12.1)
Other fee income	2,947	732	302.6	4,447	2,185	103.5
Total fund sponsorship fee income	$9,243	$9,774	(5.4)%	$16,830	$18,873	(10.8)%
Assets under management – Tax Credit Funds (balance at June 30)	$9,286,110	$9,470,281	(1.9)%
Equity raised by Tax Credit funds	$--	$34,979	(100.0)%	$7,849	$73,339	(89.3)%
Equity invested by Tax Credit funds(1)	$--	$34,979	(100.0)%	$7,849	$73,339	(89.3)%

(1)	Excludes warehoused properties that have not yet closed into an investment fund.

Fees Based on Equity Invested

We do not recognize property acquisition fees until we place the property into a sponsored fund.  Therefore, a change in timing of a fund closure may impact the level of revenues we recognize in a given period.  Additionally, the type of funds originated (whether for a single investor, multiple investors or one with specified rates of return) can affect the level of revenues as the fee rate for each varies.  In addressing the impact of the current business environment on the operations of this group, we are currently only acquiring properties for which we have a specific “take-out” by way of sale to a fund and are determining fee structures for each fund on a specific basis.  The fees recognized in the second quarter of 2010 and 2009 reflect these situational business changes.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Mortgage Origination Fees

Affordable multi-family mortgage originations for the three and six months ended June 30, 2010 and 2009 are broken down as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009	% Change	2010		2009	% Change
Total mortgage origination activity(1)	$45,635		$15,583	192.9%	$61,575		$25,613	140.4%
Mortgages originated in prior periods and sold during the period	--		6,125		--		12,718
Less: mortgages originated but not yet sold(2)	--		(3,983)		--		(3,983)
Total mortgage origination activity recognized for GAAP and for which revenue is recognized	$45,635		$17,725	157.5%	$61,575		$34,348	79.3%
		% of Total		% of Total		% of Total		% of Total
Fannie Mae	$2,500	5.5%	$6,125	34.6%	$8,320	13.5%	$22,748	66.2%
Freddie Mac	43,135	94.5	11,600	65.4	53,255	86.5	11,600	33.8
	$45,635	100.0%	$17,725	100.0%	$61,575	100.0%	$34,348	100.0%

(1)	Includes all mortgages funded during the period.
(2)	Included in Other Investments – mortgage loans held for sale.

Affordable multifamily mortgage originations activity recognized for GAAP and for which revenue is recognized increased period over period as a result of a significant increase in forward conversions for the three and six months ended June 30, 2010 as compared to the same periods in 2009.  Forwards are loans that were originated in prior periods.  Mortgage origination fees earned on these types of originations are recognized upon settlement of the loans.

During the six months ended June 30, 2010, $53.2 million of forwards settled of which $43.1 million settled during the three months ended June 30, 2010, as compared to $11.6 million during the six months ended June 30, 2009, none of which settled in the three months ended June 30, 2009.

Mortgage Servicing Fees

(dollars in thousands)	2010	2009	% Change 2010 vs. 2009

Primary servicing portfolio at June 30	$458,833	$346,838	32.3%
Carrying value of MSRs	$9,266	$3,837	141.5%

Mortgage servicing fees increased in the current period due to continued loan originations and an increase in the resulting servicing portfolio period over period.

Credit Intermediation Fees

Credit intermediation fees decreased by $1.1 million in the three months ended June 30, 2010 and $0.7 million in the six months ended June 30, 2010 as compared to the same periods in 2009 due to the full recognition of deferred income related to the Series M-1 Fund in 2009.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2010	2009	% Change	2010	2009	% Change
General and administrative	$4,549	$8,265	(45.0)%	$41,942	$17,051	146.0%
(Recovery)/provision for losses	6,907	1,435	381.3	(58,480)	3,855	N/M
Interest expense:
Borrowings and financings	12,259	10,268	19.4	23,210	20,209	14.8
Derivatives – noncash impact	4,304	(6,659)	164.6	2,834	(10,173)	127.9
Preferred shares of subsidiary	2,319	4,724	(50.9)	4,639	9,448	(50.9)
Depreciation and amortization	685	2,587	(73.5)	1,545	5,486	(71.8)
Loss on impairment of assets	12,618	307	N/M	35,027	8,856	295.5
Total expenses	$43,641	$20,927	108.5%	$50,717	$54,732	(7.3)%
Average borrowing rate	6.24%	5.38%		6.18%	5.51%
Average SIFMA rate	0.29%	0.45%		0.25%	0.51%
N/M – Not meaningful.

General and Administrative

General and Administrative expenses decreased by $3.7 million in the three months ended June 30, 2010 as compared to the same period in 2009.  This decrease is mainly attributed to the $1.6 million for acquisition related appraisal costs, which were incurred in 2009, as compared to no acquisitions in 2010, a $0.7 million decrease in salary expenses and a $1.4 million decrease in various other costs, which were not incurred due to costs reduction initiatives.

General and Administrative expenses increased by $24.9 million in the six months ended June 30, 2010 as compared to the same period in 2009 mainly due to the following:

•	$26.7 million increase reflects the assumption fees we accrued relating to the restructuring of certain credit intermediation agreements with Merrill Lynch.

•	$1.1 million increase reflects the subservicing expense which was moved to Affordable Housing in 2010 after the March 2010 Restructuring.

This increase was partially offset by the decreases as follows:

•	$1.0 million decrease of acquisition costs, which were recorded in 2009 for LIHTC funds, as compared to no acquisitions occurred in 2010.

•	$1.3 million decrease of salary expense was due to the overall restructuring in 2010 as compared to the same period in 2009.

(Recovery) Provision for Losses

(Recovery) provision for losses decreased by $62.3 million during the six months ended June 30, 2010 as compared to the same period in 2009 mainly due to the following:

•
In 2009 we developed a strategy to address a marked decline in the operating performance of many of the non-stabilized properties underlying our Affordable Housing investments. The strategy was developed to manage our exposure under the yield transactions and to address the declining cash flows to our Series B Freddie Mac Certificates.  In connection with the Natixis Master Agreement and the Merrill Transaction Assignment Agreement, we have agreed to terms for the restructuring of certain of the mortgage revenue bonds. As a result, we recorded a $58.0 million reduction in loss reserves on our credit intermediation agreements in the six months ended June 30, 2010.  A $62.0 million reduction in the first quarter was offset by a $4.0 million increase in the second quarter, which was attributed to the increase in the population of bonds to be bought down due to the deterioration in the performance of the underlying properties.  Additionally, we recorded impairments of $37.2 million in the six months ended in June 30, 2010 related to our Series B Freddie Mac Certificates (see below for Impairment of Assets).

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•
$4.6 million decrease in bad debt expense primarily due to a reduction in the reserves against funds advanced to Tax Credit Fund Partnerships. The reduction pertained to cash payments received as well as improved performance of certain underlying properties.

Provision for losses increased by $5.5 million in the three months ended June 30, 2010 as compared to the same period in 2009 due to the following:

•	$4.0 million increase for the loss reserve was recorded in the three months ended June 30, 2010.

•	$1.2 million increase in the bad debt expenses relating to the increase in reserve against the property advances.

Interest Expense

The increase in interest expense is primarily attributable to:

•
$2.0 million increase in the three months ended June 30, 2010 and $3.0 million in the six months ended June 30, 2010 as compared to the same periods of 2009 pertaining to borrowing and financings primarily due to an increase of $3.6 million in the three months and $7.6 million in the six months pertaining to the Freddie Mac secured financing caused by a net increase of 32 bonds in the 2007 re-securitization that have been re-recognized since the second quarter of 2009 as a result of default, placement in special servicing, or for which we made commitments to fund operating deficits to the underlying property partnerships.  An additional $0.8 million increase in interest expense in the three months and six months is due to the $20.0 million loan CFin Holdings took from Natixis as part of the March 2010 Restructuring and due to the Merrill Lynch Modification fee which is due from Centerline Guaranteed Holdings.  This was partially offset by $0.9 million reduction in the three months and $1.8 million in the six months relating to the termination of a securitization in the fourth quarter of 2009, $0.5 million reduction in the three months and $1.0 million in the six months of interest incurred relating to borrowings related to the equity interests in tax credit partnerships we held and subsequently sold in the third quarter of 2009, as well as a $0.8 million reduction in the three months and $1.5 million in the six months pertaining to swaps primarily due to variable interest rates declining over the period and the termination of eight swaps since the second quarter of 2009.  We are the variable interest receiver of these swaps.  Additionally, $0.2 million decrease on interest expense in the three months ended June 30, 2010 and $1.3 million in the six months ended June 30, 2010 mainly due to fewer property closings.

•
$11.0 million increase in the three months and $13.0 million in the six months in non-cash interest expense on derivatives was primarily due to unfavorable changes in the fair value of our free-standing derivatives contributing $5.5 million in the three months and $6.1 million in the six months as well as the termination of seven swap agreements during 2009 that were not included in the 2010 amounts that totaled $5.5 million in the three months and $9.0 million in the six months.  The current notional amount of our derivatives is $160.2 million at June 30, 2010.  Partially offsetting the increase was the termination of two developer swaps during the first quarter of 2010 which resulted in a $2.1 million gain recorded as a reduction to interest expense.  There were no developer swaps terminations during second quarter of 2010.  As of June 30, 2010, we are party to 17 interest rate swap agreements with the developers of properties underlying certain mortgage revenue bonds we previously owned.  Where able, we plan to continue terminating these developer swaps.  As the swaps are all out-of-the-money, we would record additional gains upon termination.

•
$2.4 million decrease in the three months and $4.8 million in the six months, partially offsetting the above increases, pertaining to our preferred shares of subsidiary primarily due to redemption of $145.0 million of these shares from the proceeds of the sale in July 2009 of certain of our Series A-1 Freddie Mac Certificates.

Depreciation and Amortization

The decrease in the depreciation and amortization expenses in the three months and six months ended June 30, 2010 as compared to the same periods in 2009 is primarily due to the redemption of Preferred Shares Series A, A-1 and A-2 in July 2009 reducing the average monthly amortization balance.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Impairment of Assets

The loss on impairment is primarily due to an increase in the projected principal write-downs on our B-certificates and a reduction of interest rate on a certain pool of bonds underlying Merrill Guaranteed Funds.

Other (loss) income

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2010	2009	% Change	2010	2009	% Change
Equity and other (loss) income	$(49)	$(293)	83.3%	$(184)	$(7,208)	97.4%
Gain (loss) from repayment or sales of investments, net	11	6	83.3	2,202	577	281.6
Total other loss	$(38)	$(287)	86.8%	$2,018	$(6,631)	130.4%

Equity and Other Loss

During the six months ended June 30, 2009, we recorded charges of $7.2 million to write down the value of equity interest in three Tax Credit Fund Partnerships as we disposed of these equity interests for less than our basis.

Gain from Repayment or Sales of Investments, Net

During the six months ended June 30, 2009, we recognized a $0.6 million gain as a result of a collection on a bond which was fully impaired in prior years.

During the six months ended June 30, 2010, we recognized a gain of $2.2 million on sale of two bonds.

The above items are discussed under “Other Income (Loss)” in SECTION 1 – CONSOLIDATED RESULTS.

Profitability

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2010	2009	% Change	2010	2009	% Change
Income before other allocations	$(13,589)	$11,892	(214.3)%	$11,555	$4,075	183.6%
Net Income	(14,864)	10,182	(246.0)	8,814	929	848.8

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Revenues

A description of the revenue streams for our Mortgage Banking operations can be found in our 2009 Form 10-K.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2010	2009	% Change	2010	2009	% Change
Interest income	$879	$884	(0.6)%	$1,438	$1,204	19.4%
Fee income:
Mortgage origination fees	782	1,104	(29.2)	1,236	1,519	(18.6)
Mortgage servicing fees	4,744	4,672	1.5	9,519	9,417	1.1
Other fee income	133	114	16.7	(80)	337	(123.7)
Other:
Gain on sale of mortgage loans	5,132	5,366	(4.4)	9,343	7,137	30.9
Prepayment penalties	176	85	107.1	197	391	(49.6)
Other revenues	255	32	696.9	292	132	121.2
Total revenues	$12,101	$12,257	(1.3)%	$21,945	$20,137	9.0%

Interest Income

The increase in interest income during the six months ended June 30, 2010 is primarily attributable to the increase in the average balance of mortgage loans along with an increase in the number of originated mortgage loans outstanding in the warehouse line from 24 during 2009 to 69 during 2010, partially offset by a lower average interest rate.

Mortgage origination fees

Mortgage originations are broken down as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009	% Change	2010		2009	% Change
Total mortgage origination activity(1)	$215,709		$158,073	36.5%	$350,916		$269,280	30.3%
Mortgages originated in prior periods and sold during the period	60,528		73,940		28,520		34,507
Less: mortgages originated but not yet sold(2)	(70,966)		(15,435)		(70,966)		(15,435)
Total mortgage origination activity recognized for GAAP and for which revenue is recognized	$205,271		$216,578	(5.2)%	$308,470		$288,352	7.0%
		% of Total		% of Total		% of Total		% of Total
Fannie Mae	$104,378	50.8%	$192,028	88.7%	$207,577	67.3%	$263,802	91.5%
Freddie Mac	46,800	22.8	24,550	11.3	46,800	15.2	24,550	8.5
Conduit and other	54,093	26.4	--		54,093	17.5	--	--
	$205,271	100.0%	$216,578	100.0%	$308,470	100.0%	$288,352	100.0%

(1)	Includes all mortgages funded during the period.
(2)	Included in Other Investments – mortgage loans held for sale.

While mortgage origination activity recognized for GAAP and for which revenue is recognized has decreased 5.2% during the three months ended June 30, 2010, origination fees have decreased 29.2% during that period.  Mortgage origination activity has increased by 7.0% during the six months ended June 30, 2010, while origination fees have decreased by 18.6% during that period.  This is primarily due to an increase in mortgage origination activity from our small loan group, whose loans seldom earn origination fees.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Mortgage Servicing Fees

	As of June 30,
(dollars in thousands)	2010	2009	% Change
Primary servicing mortgage portfolio	$8,366,193	$8,351,993	0.2%
Carrying value of MSRs	$53,205	$56,631	(6.0)%

Mortgage servicing fees were relatively unchanged during the three and six months ended June 30, 2010 as compared to the same periods in 2009, consistent with the servicing portfolio balances.

Other Income

Other income during the six months ended June 30, 2010 as compared to the same period in 2009 increased primarily due to an increase in gains on sale of mortgage loans, which is comprise of trading premiums on Fannie Mae Mortgage Backed Securities (“MBS”) products and the value of the mortgage servicing rights retained on each loan.  We recognized greater values of MSRs on originated loans due to various factors that are used to value MSRs, the biggest being servicing fees.  The average servicing fees on loans originated during the six months ended June 30, 2010 increased by 19 basis points as compared to servicing fees on loans originated during comparable 2009 periods.  In addition, Fannie Mae MBS traded at higher premiums than in the same period in 2009.

Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2010	2009	% Change	2010	2009	% Change
General and administrative	$5,003	$4,587	9.1%	$9,947	$9,112	9.2%
Provision for losses	5,895	5,460	8.0	6,830	5,460	25.1
Interest, net	178	204	(12.7)	311	260	19.6
Depreciation and amortization	2,691	2,331	15.4	5,219	4,889	6.7
Total expenses	$13,767	$12,582	9.4%	$22,307	$19,721	13.1%

General and Administrative

General and administrative expense increased by $0.4 million in the three months ended June 30, 2010 and $0.8 million in the six months ended June 30, 2010 as compared to the same periods in 2009 primarily due to increases in salaries and related expenses of $0.4 million and $1.1 million, respectively, due to an increase in headcount as we build our origination capabilities and increase in commissions paid due to increased loan originations.  The increase in the six months ended June 30, 2010 was partially offset by a $0.3 million decrease in deferred origination expenses as more loans closed than settled during 2010.

Provision for Losses

The increase of $0.4 million in the three months ended June 30, 2010 and $1.4 million in the six months ended June 30, 2010 as compared to the same periods in 2009 in loss reserves related to DUS loans in our loss sharing program with Fannie Mae (see Note 27 to the condensed consolidated financial statements).  We increased our loan loss reserve primarily due to an increase in anticipated losses on loans in the DUS portfolios resulting from continued deterioration in the underlying property performance.

Profitability

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2010	2009	% Change	2010	2009	% Change
(Loss) income before other allocations	$(1,666)	$(325)	412.6%	$(362)	$416	(187.0)%
Net (loss) income	(1,666)	(325)	412.6	(362)	416	(187.0)

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

The change in (loss) income before other allocations and net (loss) income reflects the revenue and expense changes discussed above.

Corporate

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2010	2009	% Change	2010	2009	% Change
Interest income	$483	$694	(30.4)%	$1,222	$1,511	(19.1)%
Other revenues	101	291	(65.3)	513	803	(36.1)
Total revenues	$584	$985	(40.7)%	$1,735	$2,314	(25.0)%

Expenses

Expenses in our Corporate Group include central business functions such as executive, finance, human resources, information technology and legal as well as costs related to general corporate debt.  As we consider all acquisition-related intangible assets to be Corporate assets, their related amortization, impairment and write-offs are also included in this group.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2010	2009	% Change	2010	2009	% Change
General and administrative expenses	$13,889	$12,154	14.3%	$36,952	$25,581	44.4%
(Recovery) provision for losses	--	28,538	(100.0)	(48,044)	28,538	(268.4)
Interest expense:
Borrowings and financings	1,391	7,262	(80.8)	5,337	16,269	(67.2)
Derivatives – non-cash impact	--	(565)	100.0	--	(2,887)	100.0
Depreciation and amortization	2,219	5,116	(56.6)	5,296	10,098	(47.6)
Loss on impairment of assets	--	--	--	--	14	(100.0)
Total expenses	$17,499	$52,505	(66.7)%	$(459)	$77,613	(100.6)%

General and Administrative

General and administrative expenses increased by $1.7 million in the three months ended June 30, 2010 and $11.4 million in the six months ended June 30, 2010 which primarily relates to:

•
$2.5 million increase in the three months ended June 30, 2010 and $3.2 million in the six months ended June 30, 2010 related to an annual base management fee and procedures review payments made to Island (see Note 25 to the condensed consolidated financial statements);

•
$1.3 million increase in the three months ended June 30, 2010 and $1.1 million in the six months ended June 30, 2010 in professional fees primarily related to accounting and finance consulting fees after the implementation of new reporting system and internal control testing;

•
$0.9 million increase in the three months ended June 30, 2010 and $12.7 million in the six months ended June 30, 2010 in professional fees, primarily legal and consulting, related to the March 2010 Restructuring; and

•
$2.8 million increase in the six months ended June 30, 2010 relating to expenses recorded in the first quarter of 2010 on the issuance of Special Series A Shares to Natixis as part of the restructuring of certain intermediation agreements (see Note 27 to the condensed consolidated financial statements).

This was partially offset by:

•	$3.1 million decrease in the three months ended June 30, 2010 and $6.5 million in the six months ended June 30, 2010 in rent expense relating to the two office space leases;

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•	$0.5 million decrease in the six months ended June 30, 2010 related to large income tax payments incurred in 2009; and

•	$1.6 million decrease in the six months ended June 30, 2010 related to other general and administrative expenses.

(Recovery) Provision for Losses

The recovery of losses of $48.0 million (all in the first quarter of 2010) reflects a settlement of a liability with respect to lease obligations for two office spaces no longer in use resulting in a reversal of previously expensed lease termination costs.  The $28.4 million provision for losses in 2009 related to the additional estimated lease termination costs of these two office spaces recorded during the second quarter of 2009.

Interest Expense

The decrease in the interest expense is mainly due to reduced principal balances on our Term Loan and Revolving Credit Facility as a result of $65.0 million in principal on our Term Loan and Revolving Credit Facility being assumed by related parties in connection with the March 2010 Restructuring, $32.9 million in net principal repayments since the second quarter of 2009, as well as decreased interest rates for both our restructured Term Loan and Revolving Credit Facility.

Depreciation and Amortization

•
$1.3 million decrease in the three months ended June 30, 2010 and $2.6 million in the six months ended June 30, 2010 related to a reduction in amortization expense due to certain intangible assets being fully amortized in 2009; and

•
$1.2 million decrease in the three months ended June 30, 2010 and $1.8 million in the six months ended June 30, 2010 related to a reduction in amortization expense on the deferred financing costs related to the December 2007 re-securitization, which were fully amortized as of June 2009, as well as deferred financing costs on the revolver loan extension which was fully amortized in March 2010 due to the March 2010 Restructuring.

Other (loss) income

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2010	2009	% Change	2010	2009	% Change
Gain on settlement of liabilities	$--	$--	--%	$25,253	$--	100.0%

As part of the March 2010 Restructuring, we settled the liability with respect to a portion of transaction costs payable in connection with the December 2007 re-securitization, resulting in a $23.3 million gain on settlement of liabilities, as well as another liability with a vendor associated with the office space to which one of the lease terminations related, resulting in an additional $2.0 million gain on settlement of liabilities.

Consolidated Partnerships

Consolidated Partnerships include entities in which we have a substantive controlling general partner or managing member interest or in which we have concluded we are the primary beneficiary of a variable interest entity (“VIE”).  With respect to the Tax Credit Fund Partnerships and Tax Credit Property Partnerships, we have, in most cases, little or no equity interest.

A summary of the impact the Tax Credit Fund Partnerships and Property Partnerships have on our Condensed Consolidated Statements of Operations is as follows:

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Revenues	$27,435	$19,160	$55,352	$39,426
Interest expense	(2,564)	(2,432)	(8,883)	(4,385)
Loss on impairment of assets (net)	(22,200)	(30,151)	(22,200)	(30,151)
Other expenses	(96,652)	(42,113)	(149,955)	(74,413)
Partnership expenses eliminated in consolidation	(15,760)	(19,102)	(31,709)	(35,872)
Other losses	(135,846)	(345,871)	(226,652)	(461,710)
Allocations to limited partners	245,579	420,508	384,024	567,100
Net impact	$(8)	$(1)	$(23)	$(5)

The net impact represents the equity income we earn on our co-investments which is included in net income (loss).  See SECTION 2 – CONSOLIDATED RESULTS OF OPERATIONS – Other Items.

The following table summarizes the number of Consolidated Partnerships at June 30:

	2010	2009
Tax Credit Fund Partnerships	140	135
Tax Credit Property Partnerships	110	52

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

The increase in revenues for the three and six months ended June 30, 2010 is primarily due to an increase in rental income resulting from the additional Tax Credit Property Partnerships we are consolidating largely due to the adoption of ASU 2009-17 effective January 1, 2010.

Interest expense relates to borrowings to bridge timing differences between when the funds deploy capital and when subscribed investments are received for Tax Credit Fund Partnerships (“Bridge Loans”), as well as mortgages and notes held at the Tax Credit Property Partnerships.  The increase for the three and six months ended June 30, 2010 as compared to the same periods in 2009 is due to the additional Tax Credit Property Partnerships largely due to the adoption of ASU 2009-17 effective January 1, 2010, as well as these partnerships incurring interest expense on notes, which had their interest waived in prior periods.  During the three months ended June 30, 2010, some of the Tax Credit Fund Partnerships had a reduction in the Bridge Loan interest due to the repayments of loans upon the receipt of the subscriptions received by those same funds.

Other expenses increased for the three and six months ended June 30, 2010 primarily due to an increase of $48.5 million and $51.0 million, respectively, in the reserves against receivables due from Property Partnerships primarily as a result of a change in the methodology of calculating the collectability of the receivables.  In previous years, these receivables were measured for impairment along with the applicable equity investment and impairments were recognized as equity losses.  Additional increase is attributable to the additional Tax Credit Fund Partnerships and Property Partnerships that we consolidated effective January 1, 2010 as a result of the adoption of ASU 2009-17.

Other losses principally represents the equity losses that Tax Credit Fund Partnerships recognize in connection with their investments in non-consolidated property partnerships.  The decrease in losses during the three and six months ended June 30, 2010 primarily resulted from a decrease in impairments recognized on property partnership equity investment of $205.0 million.  In addition, for the six months ended June 30, 2010, there was a decrease in losses recognized by the Tax Credit Fund Partnerships of $25.9 million pertaining to foreclosures.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

As third-party investors hold virtually all of the equity interests in most of these entities, we allocate results of operations of these partnerships to such third-party investors except for the amounts shown in the table above, which represent our nominal ownership.

SECTION 4 – LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The primary objective of managing our liquidity is to insure that we have adequate resources to accommodate growth of assets under management within our respective businesses, fund and maintain investments as needed, meet all ongoing funding commitments and contractual payment obligations, and pay compensation and general operating expenses.  Liquidity management involves forecasting funding requirements and maintaining sufficient capital to meet the fluctuating needs inherent in our business operations and ensure adequate capital resources to meet unanticipated events.

Our primary short-term business needs include payment of compensation and general business expenses, facilitating loan originations and equity investments within our Affordable Housing and Mortgage Banking businesses, and funding commitments and contractual payment obligations including debt amortization.  We fund these short-term business needs primarily with cash provided by operations, securitization of investments and revolving credit facilities and asset-backed warehouse credit facilities.  Our long term liquidity needs include capital needed for potential strategic acquisitions or the development of new businesses, increased financing capacity to meet growth in our businesses, and the repayment of long-term debt.  Our primary sources of capital to meet long-term liquidity needs include cash provided by operations, debt and various types of equity offerings, including equity of our subsidiaries.  We are unable to project with certainty whether our long-term cash flow from operations will be sufficient to repay our long-term debt when it comes due.  If this cash flow is insufficient, then we may need to refinance such debt or otherwise amend its terms to extend the maturity dates.  We cannot make any assurances that such refinancing or amendments would be available at attractive terms, if at all.  Recent economic events have limited these sources of liquidity in three key areas:

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

As part of our March 2010 Restructuring, we restructured our Term and Revolving Credit Facility (see Note 12 to the Condensed Consolidated Financial Statements).  Our new Term Loan matures in March 2017 and our new Revolving Credit Facility matures in March 2015.  There are no scheduled repayments of principal on these facilities until December 2011.  Beginning at that time, we must repay $3.0 million in principal per quarter until maturity, at which time the remaining principal is due.  In addition, through this restructuring, we increased the capacity of our Revolving Credit Facility.  Our Revolving Credit Facility has a total capacity of $37.0 million.  At June 30, 2010, $12.0 million of this capacity was used for letters of credit and $6.0 million was drawn, leaving a total available capacity of $19.0 million.

Also as part of the March 2010 Restructuring, we restructured our credit intermediation agreements (see Note 27 to the Condensed Consolidated Financial Statements) and settled most of our unsecured liabilities (see Note 14 to the Condensed Consolidated Financial Statements) which have significantly reduced our funding requirements.

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

Management continues to actively pursue strategies to maintain and improve our cash flow from operations, particularly during periods of market disruption.  Strategies we are pursuing include:

•	increasing revenues through increased volume of mortgage originations and growth of assets under management;

•	instituting measures to reduce general and administrative expenses; and

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•	continuing to sell investments that do not meet our long-term investment criteria.

Notwithstanding current market conditions, management believes cash flows from operations, amounts available to be borrowed under our Revolving Credit Facility, and capacity available under our warehouse facilities are sufficient to meet our current liquidity needs.

Cash Flows

	Six months Ended June 30,
(in thousands)	2010	2009
Cash flow from operating activities	$(62,340)	$28,623
Cash flow from investing activities	32,566	62,140
Cash flow from financing activities	53,275	(94,169)
Net increase (decrease) in cash	23,501	(3,406)

Operating Activities

Operating cash flows include the warehousing of mortgage loans that we originate and sell to Fannie Mae and Freddie Mac, each of which has an associated sale commitment that allows us to recoup the full amount expended.  Excluding these amounts from both periods, operating cash flows were $(19.7) million in the 2010 period as compared to $1.1 million in the same period in 2009.  The decrease in operating cash flows was driven in large part by one-time costs, primarily professional services fees incurred in connection with the March 2010 Restructuring.  In addition, approximately $13.1 million in cash payments were made by the Company to settle certain unsecured liabilities.  These operating cash flow decreases were partially offset by more focused cash management and cost reduction initiatives.

Investing Activities

Positive investing cash flows in the 2010 period resulted primarily from the cash proceeds received relating to the sale, as part of the March 2010 Restructuring, of our Portfolio Management business and the portions of the Commercial Real Estate Group that was not affiliated with loan originations.  Partially offsetting the above positive investing cash flows was an increase in restricted cash, primary the result of $10.0 million in escrow withheld in the March 2010 Restructuring to satisfy certain post-closing indemnification obligations, if any, that we may have toward Island Capital relating to the sale of the real estate debt funds.

Financing Activities

Financing cash flows in the 2010 period were higher than the 2009 period in part due to the proceeds attributed to the sale of Special Series A shares to Island Capital as part of the March 2010 Restructuring as well as a higher level of debt repayments in the 2009 period.  Additionally, the level of financing inflows and outflows will vary with the level of mortgage originations, which also impacts operating cash flows as described above.  We finance those originations with warehouse lines that are repaid as the loans are sold.  Excluding the financing of mortgage loan originations discussed in Operating Activities above, total debt drawn in the 2010 period (inclusive of a draw of $20.0 million under CFin Holdings’ Credit Facility) was $4.2 million (compared to a net reduction of $62.9 million in the 2009 period).

Liquidity Requirements after June 30, 2010

Equity distributions declared through June 30, 2010, which will be paid through August 13, 2010 are as follows:

(in thousands)
Equity Issuer Preferred shares	$1,292
Total	$1,292

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

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

Fair Value Disclosures

In accordance with GAAP, we have categorized our assets and liabilities recorded at fair value into a three-level hierarchy based on the observability of the inputs to their valuations.  More information regarding the fair value hierarchy is provided in Note 4 to the condensed consolidated financial statements.

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

As defined, “Level 3” assets are those for which inputs to valuation are not observable in the marketplace and, therefore, require significant judgment in determining fair value.  Provided below is the percentage of Level 3 assets as compared to total assets measured at fair value.  We had no Level 3 financial liabilities for the periods presented.  Additional information, including a discussion of the related valuation techniques for Level 3 assets, can be found in our 2009 Form 10-K and in Note 4 to the condensed consolidated financial statements.

(in thousands)	June 30, 2010	December 31, 2009
Level 3 assets held for our own account:
Series A-1 Freddie Mac Certificates	$169,470	$183,093
Series B Freddie Mac Certificates	59,629	61,003
Mortgage revenue bonds	301,274	245,671
Goodwill(1)	93,283	93,283
Mortgage servicing rights(2)	61,927	60,423
Other intangible assets(1)	13,398	17,338
Total Level 3 assets	$698,981	$660,811
Level 3 assets as a percentage of total fair value assets	90.0%	95.1%
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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

We recorded the following impairments of Level 3 assets for the periods presented (see Notes 4 and 20 to the condensed consolidated financial statements):

	Six months Ended June 30,
(in thousands)	2010	2009
Series B Freddie Mac certificates	$37,171	$8,549

Capital Resources

Financing Obligations

The table below reflects our financing obligations at the dates presented:

			June 30, 2010
(in thousands)	June 30, 2010	December 31, 2009	Available to Borrow		Maximum Commitment
Credit Facility:
Term loan	$137,500	$11,082	$--		$137,500
Revolving credit facility	6,000	210,000	19,000	(1)	37,000
Other Notes Payable:
Mortgage Banking warehouse line	33,876	550	66,124	(2)	100,000
CFin Holdings credit facility	20,000	--	--		20,000
Multifamily ASAP facility	37,444	28,132	N/A	(2)	N/A
Centerline Financial credit facility	--	--	30,000		30,000
Subtotal	234,820	249,764	115,124
Freddie Mac Secured Financing(3)	643,305	585,528	N/A		N/A
Subtotal (excluding Consolidated Partnerships)	878,125	835,292	115,124
Consolidated Partnerships	153,075	155,810	N/A		N/A
Total	$1,031,200	$991,102	$115,124

N/A – Not meaningful.

(1)   Availability reduced by an outstanding letter of credit.
(2)   Borrowings under these facilities are limited to assets that serve as collateral.
(3)   Relates to mortgage revenue bonds that we re-securitized but for which the transaction was not recognized as a sale (see Note 13 to the consolidated financial statements).

Credit Facility

In February 2010, we repaid in full the Term Loan that was outstanding as of December 31, 2009.

The termed-out portion of our Revolving Credit Facility ($208.0 million at December 31, 2009) was reduced by $70.5 million from the following sources:

•	$60.0 million assumed by C-III as part of the March 2010 Restructuring;

•	$5.0 million assumed by an affiliate of TRCLP, as part of the March 2010 Restructuring (see Note 25); and

•	$5.5 million we repaid at the time of the March 2010 Restructuring.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

As part of the March 2010 Restructuring, the remaining termed-out portion and the revolving portion of the Revolving Credit Facility were restructured into a new Term Loan and Revolving Credit Facility which includes the following changes from the previous facility:

•
The remaining balance of the termed-out portion of the Revolving Credit Facility ($137.5 million) was restructured as a Term Loan maturing in March 2017 with an interest rate of 3.0% over either the prime rate or LIBOR (at our election which currently is LIBOR).  There are no scheduled repayments of principal until December 2011.  At that time, we must repay $3.0 million in principal per quarter until maturity, at which time the remaining principal is due.  Upon meeting certain conditions, the Term Loan will be reduced by amounts released from a $10.0 million escrow account funded with transaction proceeds at the time of the March 2010 Restructuring.  The escrow balance will be used to satisfy certain post-closing indemnification obligations, if any, that we may have toward Island Capital relating to the sale of the real estate debt funds.  The escrow amount is scheduled to be released not later than March 5, 2015.  As of June 30, 2010, the balance of the escrow account is $10.0 million and is reflected as “Restricted Cash” in the condensed consolidated balance sheet (see also Note 28 to the condensed consolidated financial statements).

•
The revolving portion of the Revolving Credit Facility was restructured into a new Revolving Credit Facility with a total capacity of $37.0 million. The Revolving Credit Facility matures in March 2015 and bears interest at 3.0% over either the prime rate or LIBOR at our election (which currently is LIBOR).  The Revolving Credit Facility is to be used for LIHTC property investments or for working capital purposes.  As of June 30, 2010, $6.0 million was drawn and $12.0 million in letters of credit were issued under the Revolving Credit Facility. Once terminated, the amount of the Revolving Credit Facility associated with these letters of credit cannot be redrawn.  As of June 30, 2010 the undrawn balance of the Revolving Credit Facility was $19.0 million.

•
The Revolving Credit Facility has customary financial covenants, but excludes certain provisions that had been in the previous facility such as required asset sales and repayments based on specific cash flow streams.  The following financial covenants will not be effective immediately:

o	a minimum ratio of consolidated EBITDA to fixed charges, which will become effective for us as of June 30, 2011 ; and

o	a maximum ratio of funded debt to consolidated EBITDA, which will become effective for us as of June 30, 2012.

•
The new Term Loan and Revolving Credit Facility agreement contains restrictions on distributions.  Under the agreement, we are generally not permitted to make any distributions except for certain cases such as to the holders of the Equity Issuer preferred shares.

The weighted average net interest rate for the Term Loan and Revolving Credit Facility was 3.34% as of June 30, 2010 and 6.33% as of December 31, 2009.

Mortgage Banking Warehouse Facility

Our warehouse facility has a capacity of $100.0 million and matures in September 2010.  The warehouse facility bears interest at LIBOR plus 2.75%.  Mortgages financed by such advances (see Note 8), as well as the related servicing and other rights (see Note 9) have been pledged as security under the warehouse facility.  The interest rate on the warehouse facility was 3.10% as of June 30, 2010 and 2.98% as of December 31, 2009.  All loans securing this facility have firm sale commitments.

Multifamily ASAP Facility

Under the Multifamily ASAP Facility program with Fannie Mae, mortgage loans are initially funded using the mortgage banking warehouse facility described above.  Subsequently, Fannie Mae funds approximately 99% of the loan and we fund the remaining 1%.  Centerline Mortgage Capital Inc. (“CMC”) is later reimbursed by Fannie Mae when the assets are sold.  Interest on this facility accrues at a rate of LIBOR plus 0.85% with a minimum rate of 1.20%.  The interest rate on the warehouse facility was 1.20% as of June 30, 2010 and as of December 31, 2009.

CFin Holdings Credit Facility

On March 5, 2010, Centerline Financial Holdings LLC (“CFin Holdings”) entered into a Senior Secured Credit Agreement (the “CFin Holdings Credit Agreement”).  Under the terms of CFin Holdings Credit Agreement, we are permitted to borrow up to $20.0 million, plus, under certain conditions, up to an additional $1.0 million in each calendar year until March 5, 2037.  Borrowings under the CFin Holdings Credit Agreement are secured by a first priority lien on substantially all of CFin Holdings’ existing and future assets.  Borrowing under the CFin Holdings Credit Agreement will bear interest at a rate of 10% per annum, which will be paid-in-kind and added to the outstanding principal amount on the last business day of March, June, September and December of each year.  The CFin Holdings’ outstanding balance under the Credit Facility as of June 30, 2010 was $20.7 million which includes accrued interest.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Centerline Financial Credit Facility

In June 2006, Centerline Financial entered into a senior credit agreement.  Under the terms of the agreement, Centerline Financial is permitted to borrow up to $30.0 million until its maturity in June 2036.  Borrowing under the agreement will bear interest at our election of either:

•	LIBOR plus 0.4% or;

•	1.40% plus the higher of either the prime rate or the federal funds effective rate plus 0.5%.

As of June 30, 2010, no amounts were borrowed under this facility and as a result we did not make an election.

Consolidated Partnerships

The capital structure of our Consolidated Partnerships comprises debt facilities that are non-recourse to us, including:

•	notes payable by the Tax Credit Fund Partnerships collateralized either by the funds’ limited partners’ equity subscriptions or by the underlying investments of the funds;

•	mortgages and notes payable on properties.

Further information about our financing obligations is included under Commitments and Contingencies later in this section.

Equity

We have several classes of equity outstanding, provided in the table below, with varying claims upon our income and cash flows:

(in thousands)	June 30, 2010	December 31, 2009
Mezzanine equity:
Redeemable CRA shares	$12,194	$203,252
11.0% Preferred shares	--	129,228
Centerline Holding Company equity:
CRA shares	--	(1,235)
Non-controlling interests:
Preferred shares of a subsidiary (not subject to mandatory repurchase)	104,000	104,000
Convertible SCUs	(88,300)	(89,375)
Convertible SCIs	--	364
Other	5,041	5,715

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Commitments and Contingencies

Off-Balance Sheet Arrangements

The following table reflects our maximum exposure and the carrying amounts as of June 30, 2010, for guarantees we and our subsidiaries have entered into and other contingent liabilities:

(in thousands)	Maximum Exposure	Carrying Amount
Tax Credit Fund credit intermediation(1)	$1,358,385	$25,603
Mortgage banking loss sharing agreements(2)	994,986	30,595
Credit support to developers(3)	206,675	--
Centerline Financial credit default swaps(4)	33,715	944
	$2,593,761	$57,142

(1)   These transactions were undertaken to expand our Affordable Housing business by offering specified rates of return to customers. We have recorded a $82.0 million reserve for potential losses relating to these transactions but anticipate no material liquidity requirements in satisfaction of any arrangement. The carrying values disclosed above relate to the fees we earn for the transactions, which we recognize as their fair values.

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

(4)   These transactions were undertaken to expand our Credit Risk Products business by offering credit intermediation to third-party customers. To date, we have had minimal exposure to losses and anticipate no material liquidity requirements in satisfaction of any arrangement. The carrying values disclosed above relate to the fees we earn for the transactions.

The maximum exposure amount is not indicative of our expected losses under the guarantees.  For details of these transactions, see Note 27 to the condensed consolidated financial statements.

SECTION 5 – FORWARD LOOKING STATEMENTS

Certain statements made in this report may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are not historical facts, but rather our beliefs and expectations that are based on our current estimates, projections and assumptions about our Company and industry.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.  Some of these risks include, among other things:

•	business limitations caused by adverse changes in real estate and credit markets and general economic and business conditions;

•	risks related to the form and structure of our financing arrangements;

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•	our ability to generate new income sources, raise capital for investment funds and maintain business relationships with providers and users of capital;

•	changes in applicable laws and regulations;

•	our tax treatment, the tax treatment of our subsidiaries and the tax treatment of our investments;

•	competition with other companies;

•	risk of loss associated with our mortgage originations;

•	risks associated with providing credit intermediation; and

•	risks associated with enforcement by our creditors of any rights or remedies which they may possess.

These risks are more fully described in this filing and in our Form 10-K for the year ended December 31, 2009.  We caution against placing undue reliance on these forward-looking statements, which reflect our view only as of the date of this report.  We are under no obligation (expressly disclaim any obligation) to update or alter any  forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions, or circumstances on which any such statement is based.

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

As of June 30, 2010, of the total amount of our liabilities labeled on our Condensed Consolidated Balance Sheets as “Notes Payable”, $214.8 million is variable rate debt not economically hedged via interest rate swap agreements.  We also have escrow balances of $185.0 million maintained by our mortgage banking group and we are entitled to the interest earned on those balances.  A 1.0% increase in interest rates would therefore result in a net decrease of our pre-tax income by $0.3 million.

We may manage this risk through the use of interest rate swaps as described in Note 24 to the consolidated financial statements.  In addition, we manage our exposure by striving for diversification in our businesses, including analysis of our susceptibility to interest rate changes and by managing our leverage.

As of June 30, 2010, we had freestanding derivatives with total notional amount of approximately $160.2 million with rates based on SIFMA.  A 1.0% increase in the SIFMA rates would result in a net increase of our pre-tax income by approximately $14.0 million. This includes a $1.6 million increase in our pre-tax income due to the reduced amount due by us to the counterparties as well as $12.4 million increase in our pre-tax income due to the change in fair value of the swaps.

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

b)	Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Federal Securities Cases

On January 18, 2008, the first of the federal securities putative class actions was filed against us and certain of our officers and trustees in the United States District Court for the Southern District of New York.  Thereafter, five other, essentially duplicative putative class actions were also filed in the same court.  The complaint in each case asserted that we and other defendants allegedly violated federal securities law by failing to disclose in a timely fashion our December 2007 transaction with Freddie Mac.  On May 5, 2008, the Court designated Centerline Investor Group, which is made up of several shareholders, as lead plaintiff for these cases.  Pursuant to the Court’s stipulation and order dated March 3, 2008, the lead plaintiff filed a consolidated complaint on July 7, 2008 in this action, In re Centerline Holding Company Securities Litigation, No. 08 CV 00505.  The consolidated complaint also alleges violations of the federal securities laws in connection with our announcement of the Freddie Mac transaction, changes to the Company’s business model, and the reduction in dividend guidance policy, and seeks an unspecified amount of compensatory damages and other relief on behalf of all persons or entities that purchased the common stock of Centerline Holding Company during the period March 12, 2007 through December 28, 2007.  The defendants in this action filed a motion to dismiss the consolidated complaint on October 27, 2008 and the motion was granted by U.S. District Court Judge Shira Scheindlin on January 12, 2009.  Judge Scheindlin granted the lead plaintiff leave to replead, and the lead plaintiff filed an Amended Consolidated Complaint on March 13, 2009.  On April 30, 2009, the defendants in this case filed a motion to dismiss the Amended Consolidated Complaint. The lead plaintiff filed his opposition to defendants’ motion to dismiss on June 12, 2009 and the defendants filed their reply to the opposition motion filed by the plaintiff on June 30, 2009.  On August 4, 2009 the defendants’ motion to dismiss was granted and the case was dismissed without leave for the plaintiff to replead.  On September 2, 2009, plaintiff filed an appeal of the District Court’s decision with the Second Circuit Court of Appeals.  Both the plaintiff and the defendants filed briefs in this appeal and oral argument before the Second Circuit Court of Appeals was held on April 7, 2010.  By summary order dated June 9, 2010, the Second Circuit Court of Appeals affirmed the District Court’s dismissal of the plaintiff’s claims in their entirety.  On June 23, 2010, the plaintiff filed a petition for reconsideration and rehearing en banc of the June 9, 2010 summary order.  No decision regarding the plaintiff’s petition has yet been rendered by the Second Circuit.

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

•	On February 27, 2008, Broy v. Blau, et al., No. 08 CV 01971, was filed against us and certain of our officers and trustees in the United States District Court for the Southern District of New York;

•	On April 10, 2008, Kastner v. Schnitzer, et al., Index No. 601043-08, was filed against us and our board of trustees, in New York Supreme Court; and

•	On April 10, 2008, Kostecka v. Schnitzer, et al., Index No. 601044-08, was filed against us and our board of trustees, in New York Supreme Court.

On April 28, 2008, a consolidated amended verified complaint alleging breaches of fiduciary duties of loyalty, candor, due care, fair dealing, waste of corporate assets and unjust enrichment, was filed against us and our board of trustees in Carfagno v. Schnitzer et al., 08 CV 912 (SAS) and Broy v. Blau, 08 CV 1971 (SAS), pending in the U.S. District Court for the Southern District of New York.  The action was styled both as a derivative suit and as a class action on behalf of all holders of Centerline securities who qualified to purchase our 11.0% Preferred Shares pursuant to the rights offering but who did not do so.  In late March 2009, the plaintiffs and defendants reached a basis of settlement which would require a reduction in the rate payable on the 11.0% Convertible Preferred Shares held by TRCLP and its affiliates to 95% and an increase in the conversion price from $10.75 to $12.35.  A Stipulation of Settlement was filed with the U.S. District Court (S.D.N.Y.) on April 8, 2009 and a fairness hearing for approval of the settlement was held May 18, 2009.  At that time, the District Court entered a Final Judgment approving the Settlement, which was to become effective once the Delaware Court of Chancery dismisses the Off and Ciszerk matters with prejudice.  Prior to dismissal of the Off and Ciszerk matters, TRCLP as the holder of a majority of the 11.0% Preferred Shares, consented to an amendment and restatement of the certificate of designation for such series of shares to reflect the foregoing changes and such amendment and restatement was adopted on March 5, 2010.  On December 16, 2009, the Delaware Chancery Court dismissed the Off matter with prejudice and on April 12, 2010, that court dismissed the Ciszerk matter with prejudice.  On March 8, 2010, the U.S. District Court for the Southern District of New York entered the parties’ stipulation of dismissal of the Kanter matter with prejudice.  On April 14, 2010, the U.S. District Court for the Southern District of New York confirmed the effectiveness of the Carfagno settlement.  On April 21, 2010, the parties entered into a stipulation dismissing the Kramer matter without prejudice.  On August 5, 2010, the parties entered into a stipulation dismissing the Kastner and Kostecka matters with prejudice.

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

Other

On or about March 6, 2009, Regions Bank, as Trustee under a Trust Indenture dated April 1, 2005 respecting the Walton Trail Apartments, commenced an action, entitled Regions Bank v. Deickman, et al., Civil Action No. 2009-CV-165607-MJW, in the Superior Court of Fulton County, Georgia, against Stephen R. Dieckman, Arthur Dickson Cannon, Jr. and Arthur Dickson Cannon, III (the “Defendants”) seeking to collect money owed under a certain Guaranty and Suretyship Agreement dated as of May 1, 2005.  On or about May 28, 2009, the Defendants filed a Third-Party Complaint in that action against CCG and Caswyck Trail, LLC (“Caswyck”).  Defendants thereafter amended their Third-Party Complaint.  Caswyck is a Georgia limited liability company, which owns the Walton Trail affordable housing apartment complex in Georgia and in which indirect subsidiaries of CCG and an investment fund sponsored by CCG are members.  The Amended Third-Party Complaint alleges that CCG misled and defrauded the Defendants and acted in bad faith in connection with certain unsuccessful and unconsummated negotiations to restructure the finances of Caswyck.  The Amended Third-Party Complaint asserts a claim for common law fraud against CCG and claims for subrogation, indemnification, unjust enrichment and declaratory judgment against Caswyck for any liability that Defendants may have to the Trustee.  The Defendants seek unspecified amounts of damages, attorneys fees and costs.  On or about August 10, 2009, CCG and Caswyck each separately moved to dismiss the claims then asserted against it.  In accordance with Georgia procedures, each also answered the Third-Party Complaint on or about August 10, 2009 and asserted counterclaims against the Third-Party Plaintiffs.  In two written orders each dated December 14, 2009, the Court granted CCG’s and Caswyck’s motions to dismiss and dismissed the subrogation and contribution claims against Caswyck and the fraud claim against Centerline.  After Caswyck moved to dismiss the subrogation and contribution claims, but prior to the Court ruling on that motion, the third-party plaintiffs amended their Third-Party Complaint to assert their claims for indemnification and unjust enrichment against Caswyck.  After the entry of the Court’s December 14, 2009 dismissal orders, the third-party plaintiffs moved for reconsideration of the Court’s decision to dismiss the fraud claim against CCG and for permission to take an immediate appeal of that decision.  The Court has not yet ruled on those two motions by the third-party plaintiffs.  On or about July 9, 2010, the Court entered a Case Scheduling Order requiring, among other pretrial deadlines and procedures, that all discovery be completed by August 15, 2011, dispositive motions must be made by September 30, 2011 and the case will be set on a trial calendar in early 2012.  CCG and Caswyck intend to continue to defend vigorously against the claims asserted against them.

On or about November 25, 2009, affiliates of Centerline commenced two actions against David Rubin, Marc Gelman and various affiliates of Enhanced Affordable Development Co., LLC that have served as the managing members or general partners of the Lake Point, Orchard Mill, Shannon Lake, Fox Hollow and Huntington Reserve LIHTC projects.  One of the lawsuits, entitled Centerline Capital Group Inc. v. Lake Point Management, LLC, et al., Index No. 603602/09 (NY Co. Sup. Ct.) (the “CCG v. Lake Point Case”), seeks money damages, injunctions and declaratory relief respecting breaches of the operating agreements, partnership agreements and certain guarantee agreements for those projects and the removal of the Enhanced entity as the managing member or general partner of each such project.  The second lawsuit, entitled CharterMac Atlanta SLP LLC, et al. v. Rubin, et al., Index No. 603601/09 (NY Co. Sup. Ct.) (the “CharterMac Case”), arises from the termination of certain interest rate swap agreements due to loan defaults by the borrower on the mortgage loan for each of those five projects.  A Centerline affiliate serves as the servicer for the mortgage loan for each of the five project partnerships.  On or about March 8, 2010, the defendants in the Centerline v. Lake Point Case served their Answer, Counterclaims and Third-Parties Complaint, in which they asserted: (i) counterclaims against Centerline for breach of contract, breach of fiduciary duty and tortious interference with contract; (ii) third-party claims against CharterMac Atlanta SLP LLC, CharterMac Lake Point Associates LLC, CharterMac Orchard Mill Associates LLC, CharterMac Shannon Lake Associates LLC, CharterMac Credit Enhanced SLP LLC-Series G, and Centerline Credit Enhanced Partners LP-Series G (collectively, the “CharterMac Case Subsidiaries”), which are subsidiaries of Centerline Credit Enhanced Partners LP-Series F or Centerline Credit Enhanced Partners LP-Series G, the investors in the Projects and the plaintiffs in the CharterMac Case, for breach of fiduciary duty and conspiracy to breach fiduciary duty; (iii) third-party claims against an officer of Centerline for allegedly aiding and abetting breaches of fiduciary duty and conspiracy to breach fiduciary duties; and (iv) a counterclaim against Centerline and a third-party claim against the bond trustees for the Projects seeking a declaratory judgment about the use of certain escrows held by those trustees.  The counterclaims against Centerline seek money damages that are alleged to exceed $81 million in the aggregate and the third-party claims against the CharterMac Case Subsidiaries seek money damages that are alleged to exceed $51 million in the aggregate.  The counterclaims and third-party claims also seek, among other things, punitive damages of not less than $50 million and attorneys’ fees from the Company and the CharterMac Case Subsidiaries.  On or about June 30, 2010, the parties to both lawsuits and their affiliates entered into a written settlement agreement, pursuant to which the lawsuits, including all claims asserted or that could have been asserted in those actions, will be dismissed with prejudice and all such claims released.  The settlement does not require the payment of any money to any of the Enhanced parties by any of the Centerline parties, except that certain Enhanced entities that served as property managers for apartment complexes owned by the project companies will receive property management fees for those services through September 30, 2010.  The parties are in the process of implementing that settlement.

Item 1A.  Risk Factors.

Except for the risk factors we have updated below, there have been no material changes to the risk factors previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission on March 31, 2010.  In addition to the other information discussed in this Quarterly Report on Form 10-Q, please consider the risk factors provided below which could materially affect our business, financial conditions or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

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

In addition to the above risk factor entitled There are risks associated with investments secured by real estate, which may negatively affect our net income and cash flows, there are additional risks associated with our investment in Freddie Mac B-Certificates.  Cash received and income recorded on our Freddie Mac B Certificates is impacted by third party support of the properties underlying this investment as well as the restructuring of non-performing property debt underlying this investment.  We have entered into agreements with Merrill Lynch and Natixis Financial Products as part of our March 2010 Restructuring which contemplate ongoing support for certain properties as well as the restructuring of non-performing property debt.  Consummation of the specifics of these agreements is dependent on various conditions being met.  These conditions may not be met or these agreements may be amended or modified which may negatively impact the cash received and income recorded on our Freddie Mac B Certificates.

2.	Risks Related to Our Mortgage Banking group

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

Our maximum “first loss” exposure under the DUS and DUI programs is detailed in ITEM 2 - Management’s Discussion and Analysis – SECTION 4 – Liquidity and Capital Resources – Commitments and Contingencies - Off Balance Sheet Arrangements and Note 27 to the condensed consolidated financial statements.

In addition, we could be required to repurchase loans we have originated for Fannie Mae and Freddie Mac or we could be subject to other substantial penalties and damages, including loss of servicing rights, if we fail to perform in accordance with our DUS and DUI agreements by, for example, failing to underwrite and deliver a loan in accordance with the terms and conditions of the applicable master agreement.

We may be required to increase capital levels attributable to mortgage loan loss sharing agreements for mortgage loans originated under the Fannie Mae DUS program which could negatively impact our liquidity and return on capital.

Changes to Fannie Mae’s DUS capital standards are anticipated.  Such changes may take many forms, including but not limited to, an increase in restricted liquidity for Tier 2 loans.  While any such changes to capital standards may be phased in over time, any increase in restricted liquidity will negatively impact our liquidity and return on equity.

3.	Risks Related to Application of Tax Laws

We may not realize the value of net operating loss carry forwards

Due to significant operating losses over the past several years, we have a significant net operating loss (“NOL”) that can be carried forward to offset taxable income in future periods.  While we currently carry the deferred tax asset related to the NOL carry forward at zero value due to uncertainty of utilization in the near term, the carry forward period of 20 years increases the potential value of the asset.  Certain provisions of the Code would eliminate our ability to carry the losses forward if there were to be a “change in control”.  If such an event were to occur, the cash flow benefits we might otherwise have would be eliminated.  Furthermore, strategies we may follow to address these risks carry risks of their own, as described in Risks Related to Investing in Our Company - Our anti-takeover provisions may discourage third-party proposals in our 2009 Annual Report on Form 10-K.  Additionally, the companies with the tax losses are open to federal, state and local audit for the tax years 2006-2009.  To date, we have not settled any significant negative audit adjustments.  Should the federal, state or local tax authorities successfully reduce our tax losses claimed in these open tax years, the amount of loss carry forwards disclosed as available to offset future taxable income would be reduced as well.

4.	Risks Related to Investing in Our Company

There are possible adverse effects arising from potential future issuance of shares or a reverse stock split

Our Board of Trustees is permitted to offer additional equity or debt securities of our Company and our subsidiaries in exchange for money, property or other consideration.  Our ability to sell or exchange such securities will depend on conditions then prevailing in the relevant capital markets and our results of operations, financial condition, investment portfolio and business prospects.  As long as the issuance is made in accordance with our trust agreement and applicable exchange listing requirements, if any, the issuance of such additional securities would not be subject to the approval of our shareholders and could negatively affect the resale price of our shares.  Shareholders would not have any preemptive rights in connection with the issuance of any additional securities we or our subsidiaries may offer and any of our equity offerings would cause dilution of a shareholder’s investment in us.

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

As a result of our March 2010 Restructuring and the potential conversion of the Special Series A Shares to common shares, our Board of Trustees may determine at some time in the future that it is in the best interests of the Company and its shareholders to undertake a reverse share split which would reduce the outstanding number of shares.  Our proxy statement for our annual shareholders meeting (scheduled for October 6, 2010) will contain shareholder proposals seeking approval of an amendment and restatement of our trust agreement which will include amendments granting our Board of Trustees the authority to implement in its sole discretion any future share divisions, splits or combinations, including a reserve share split.

If this proposal is approved by the shareholders, the Board would be able to implement a reverse share split to reduce the number of outstanding Common Shares and reclassify any unissued Common Shares and shares held in the Company’s treasury, which will facilitate any future issuances of shares of beneficial interest by making those categories of Common Shares available for reclassification and reissuance.  In addition, in the event we implement a reserve share split, holders of fractional shares may be required to sell such fractional shares to the Company for an amount which may be de minimis.

We may have the ability to issue a greater percentage of Common Shares in relation to our outstanding shares after a reverse share split than we currently have.  If we were to issue such shares, it would potentially have a greater dilutive effect on our current holders, depending on the size of the issuance.  We currently do not have any plan, commitment, arrangement, understanding or agreement, either written or oral, to issue any additional Common Shares, other than shares otherwise issuable upon conversion or exchange of existing classes and series of our outstanding shares.  However, the additional Common Shares would be available for issuance by action of our Board without the need for further action by our shareholders, unless such action is specifically required by applicable law or any rule or regulation to which the Company is subject.

In addition, any relative increase in our total authorized shares available for issuance could enable our Board to render more difficult or discourage an attempt to obtain control of the Company, since the additional shares could be issued to purchasers who support our Board and are opposed to a takeover. We are not currently aware of any pending or proposed transaction involving a change in control.  While the amendments to be proposed in the proxy statement for our annual shareholders meeting may be deemed to have potential anti-takeover effects, it is not prompted by any specific effort or perceived threat of takeover.

Finally, because any reverse share split would reduce the number of outstanding Common Shares, it could, absent other factors, have the effect of increasing the per share price of the Common Shares. However, factors such as the Company’s financial performance and overall market conditions may adversely affect the price of the Common Shares, independent of the impact of any reverse share split.  Due to such factors, there can be no assurance that a reverse share split, if implemented, would result in an increase in the per share price of the Common Shares. Similarly, if the per share price of the Common Shares were to increase due to the effect of a reverse share split, there can be no assurance that the increase would be in proportion to the reduction in the number of shares outstanding before such reverse share split, or that the market price of the Common Shares, after any such increase, will not decrease in the future.  In addition, any reverse share split may result in some holders of Common Shares holding “odd lots” of less than 100 shares of Common Shares. Odd lot shares may be more difficult to sell and may lead to increased brokerage/transaction costs relative to “round lots” of multiples of 100 shares.

Further, the value, if any, of any reverse stock split may not immediately be reflected in the trading value of the shares.  The effect of any corporate action affecting the outstanding number of common shares or common share equivalents cannot currently be predicted with any degree of accuracy.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Equity Securities purchased by us

The following table presents information related to our repurchases of our equity securities during the second quarter of 2010 and other information related to our repurchase program:

Period	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Common shares(1):
April 1 – 30, 2010	--	$--	--
May 1 – 31, 2010	--	--	--
June 1 – 30, 2010	--	--	--
Total common shares	--	$--	--	303,854
(1) All of the share repurchases were in payment of tax withholding obligations incurred by holders of newly vested restricted shares and were outside of our share repurchase program.

The Term Loan and Revolving Credit Facility prohibit us from paying common and preferred dividends (see Note 12 to the condensed consolidated financial statements) except on Equity Issuer Preferred Shares.

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

CENTERLINE HOLDING COMPANY
(Registrant)

Date: August 13, 2010	By:	/s/ Robert L. Levy
Robert L. Levy President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Executive Officer)