Form 10-Q
period 2010-09-30
CENTERLINE HOLDING CO
filed 2010-11-12
CIK 1043325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

______________

FORM 10-Q

______________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 5, 2010, there were 348.3 million outstanding shares of the registrant’s common shares of beneficial interest.

Table of Contents

CENTERLINE HOLDING COMPANY

FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and cash equivalents	$123,674	$88,853
Restricted cash	13,027	11,476
Investments:
Available-for-sale (Note 7)	515,087	489,767
Equity method	1,115	530
Other (Note 8)	61,072	39,037
Investments in and loans to affiliates, net (Note 26)	5,032	1,982
Goodwill and intangible assets, net (Note 9)	104,729	110,621
Mortgage servicing rights, net (Note 10)	63,797	60,423
Deferred costs and other assets, net (Note 11)	99,416	100,460
Consolidated partnerships (Note 12):
Investments:
Available-for-sale	5,043	5,109
Equity method	3,373,881	3,571,323
Land, buildings and improvements, net	596,904	571,520
Other assets	267,150	298,528
Assets of discontinued operations (Note 2)	400	653,897
Total assets	$5,230,327	$6,003,526
LIABILITIES AND EQUITY
Liabilities:
Notes payable (Note 13)	$212,178	$249,764
Financing arrangements and secured financing (Note 14)	638,653	585,528
Accounts payable, accrued expenses and other liabilities (Note 15)	243,563	343,696
Preferred shares of subsidiary (subject to mandatory repurchase)	128,500	128,500
Consolidated partnerships (Note 16):
Notes payable	151,695	155,810
Due to property partnerships	104,855	209,868
Other liabilities	283,808	226,391
Liabilities of discontinued operations (Note 2)	742	1,588,054
Total liabilities	1,763,994	3,487,611
Redeemable securities (Note 17)	12,328	332,480
Commitments and contingencies (Note 28)
Equity:
Centerline Holding Company beneficial owners’ deficit:
Convertible CRA preferred shares; no par value; 519 shares issued and outstanding in 2009	--	(1,235)
Special preferred voting shares; no par value; 12,731 shares issued and outstanding in 2010 and 2009	127	127
Special Series A Shares; 19,860 shares authorized, 19,325 shares issued and outstanding in 2010	105,581	--
Common shares; no par value; 160,000 shares authorized; 65,482 issued and 58,422 outstanding in 2010 and 57,881 issued and 53,820 outstanding in 2009	141,970	(104,054)
Treasury shares of beneficial interest – common, at cost; 7,060 shares in 2010 and 4,061 shares in 2009	(65,764)	(65,351)
Accumulated other comprehensive income (loss) (Note 18)	55,876	(1,007,837)
Centerline Holding Company total	237,790	(1,178,350)
Non-controlling interests (Note 19)	3,216,215	3,361,785
Total equity	3,454,005	2,183,435
Total liabilities and equity	$5,230,327	$6,003,526

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Interest income	$10,814	$13,138	$33,354	$40,425
Fee income	6,872	7,648	23,460	22,009
Other	8,122	3,586	20,440	13,047
Consolidated partnerships (Note 22):
Interest income	477	609	1,300	2,885
Rental income	27,395	19,071	79,300	55,850
Other	299	327	2,923	698
Total revenues	53,979	44,379	160,777	134,914
Expenses:
General and administrative (Note 20)	19,309	19,706	106,749	67,124
Provision (recovery) for losses, net (Note 20)	5,236	94,500	(94,093)	132,354
Interest	18,815	19,551	49,342	42,321
Interest – distributions to preferred shareholders of subsidiary	2,320	2,319	6,959	11,768
Depreciation and amortization	5,645	7,401	17,705	27,874
Loss on impairment of assets (Note 21)	24,492	72,886	59,519	81,759
Consolidated partnerships (Note 22):
Interest	3,645	2,980	12,528	7,365
Loss on impairment of assets	1,150	--	23,350	30,151
Other expenses	42,461	35,830	189,124	110,243
Total expenses	123,073	255,173	371,183	510,959
Loss before other income	(69,094)	(210,794)	(210,406)	(376,045)
Other (loss) income:
Equity and other (loss) income, net	(14)	(1,783)	(198)	(9,048)
Gain on settlement of liabilities (Note 15)	--	--	25,253	--
Gain from repayment or sale of investments, net	121	6	2,323	583
Other losses from consolidated partnerships (Note 22)	(69,984)	(62,311)	(299,928)	(524,021)
Loss from continuing operations before income tax provision	(138,971)	(274,882)	(482,956)	(908,531)
Income tax benefit (provision) – continuing operations	434	(56)	(100)	(276)
Net loss from continuing operations	(138,537)	(274,938)	(483,056)	(908,807)
Discontinued operations (Note 2):
Income (loss) from discontinued operations before income taxes	618	(1,399,962)	140,676	(1,889,385)
Gain on sale of discontinued operations, net	--	--	20,500	--
Income tax provision – discontinued operations	--	(722)	(531)	(747)
Net income (loss) from discontinued operations	618	(1,400,684)	160,645	(1,890,132)
Net loss	(137,919)	(1,675,622)	(322,411)	(2,798,939)
Net loss attributable to non-controlling interests (Note 19)	106,653	1,391,470	396,933	2,434,561
Net income (loss) attributable to Centerline Holding Company shareholders	$(31,266)	$(284,152)	$74,522	$(364,378)
Net income (loss) per share (Note 24):
Basic
Income (loss) from continuing operations	$(0.09)	$(1.65)	$1.12	$(2.68)
Income (loss) from discontinued operations	$-- (1)	$(3.73)	$0.25	$(4.44)
Diluted
Income (loss) from continuing operations	$(0.09)	$(1.65)	$1.12	$(2.68)
Income (loss) from discontinued operations	$-- (1)	$(3.73)	$0.25	$(4.44)
Weighted average shares outstanding (Note 24):
Basic	348,302	54,058	279,830	53,896
Diluted	348,302	54,058	280,785	53,896
(1) Amount calculates to less than one cent loss per share.

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands)
(Unaudited)

	Convertible CRA Shares	Special Preferred Voting Shares	Special Series A Shares		Common Shares		Treasury Shares	Accumulated Other Comprehensive Income/(loss)	Non- Controlling Interests	Total	Comprehensive Income/(loss)	Redeemable Securities
			Shares		Shares
January 1, 2010	$(1,235)	$127	--	$--	53,820	$(104,054)	$(65,351)	$(1,007,837)	$3,361,785	$2,183,435	$--	$332,480
Net income (loss)	--	--	--	--	--	74,522	--	--	(396,933)	(322,411)	(322,411)	--
Allocation of earnings	32	--	--	59,101	--	(59,133)	--	--	--	--	--	--
Unrealized gains (losses)	--	--	--	--	--	--	--	85,501	16,664	102,165	102,165	--
Share-based compensation	--	--	--	--	7,343	2,310	--	--	--	2,310	--	--
Conversions or redemptions	--	--	--	--	258	305	--	--	(385)	(80)	--	--
Fair value accretion	--	--	--	--	--	(1,332)	--	--	--	(1,332)	--	1,332
Contributions	--	--	--	--	--	--	--	--	135,881	135,881	--	--
Issuance of and conversion to Special Series A shares	1,203	--	19,325	46,480	--	286,231	--	--	--	333,914	--	(321,484)
Adoption of ASU 2009-17	--	--	--	--	--	(55,123)	--	994,595	(321,024)	618,448	--	--
Treasury shares	--	--	--	--	(2,999)	--	(413)	--	--	(413)	--	--
Net increase due to deconsolidation	--	--	--	--	--	(1,756)	--	(16,383)	446,873	428,734	--	--
Net decrease due to newly consolidated general partnerships	--	--	--	--	--	--	--	--	(13,014)	(13,014)	--	--
Distributions	--	--	--	--	--	--	--	--	(13,632)	(13,632)	--	--
September 30, 2010	$--	$127	19,325	$105,581	58,422	$141,970	$(65,764)	$55,876	$3,216,215	$3,454,005	$(220,246)	$12,328
	Convertible CRA Shares	Special Preferred Voting Shares	Special Series A Shares		Common Shares		Treasury Shares	Accumulated Other Comprehensive Income (loss)	Non- Controlling Interests	Total	Comprehensive Income/(loss)	Redeemable Securities
			Shares		Shares
January 1, 2009	$3,144	$131	--	$--	52,970	$338,619	$(65,283)	$(1,144,122)	$4,055,547	$3,188,036	$--	$326,378
Net loss	--	--	--	--	--	(364,378)	--	--	(2,434,561)	(2,798,939)	(2,798,939)	--
Allocation of earnings	(3,509)	--	--	--	--	3,509	--	--	--	--	--	--
Unrealized gains (losses)	--	--	--	--	--	--	--	157,852	1,518,615	1,676,467	1,676,467	--
Share-based compensation	--	--	--	--	845	5,163	--	--	--	5,163	--	--
Conversions or redemptions	--	--	--	--	7	76	--	--	--	76	--	(76)
Fair value accretion	--	--	--	--	--	(4,685)	--	--	--	(4,685)	--	4,685
Contributions	--	--	--	--	--	--	--	--	497,146	497,146	--	--
Treasury shares	--	--	--	--	(244)	--	(55)	--	--	(55)	--	--
Purchase of non-controlling interest	--	--	--	--	--	7,008	--	--	(7,758)	(750)	--	--
Distributions	--	--	--	--	--	--	--	--	(33,474)	(33,474)	--	--
September 30, 2009	$(365)	$131	--	$--	53,578	$(14,688)	$(65,338)	$(986,270)	$3,595,515	$2,528,985	$(1,122,472)	$330,987

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(322,411)	$(2,798,939)
Adjustments to reconcile net loss to cash flows from operating activities:
Non-cash loss from consolidated partnerships	352,158	2,396,612
Gain from repayment or sale of investments	(2,323)	(583)
Gain on sale of discontinued operations	(20,500)	--
Gain on settlement of liabilities	(25,253)	--
Lease termination costs	(48,044)	28,458
Reserves for bad debts, net of reversals	3,815	6,343
Affordable Housing loss reserve	(58,000)	90,000
Loss on impairment of assets	59,519	81,759
Depreciation and amortization	17,705	27,874
Equity in losses of unconsolidated entities	198	9,048
Share-based compensation expense	2,310	5,163
Non-cash expenses relating to issuance of Special Series A Shares	2,842	--
Non-cash interest expense, net	11,142	2,864
Other non-cash expense, net	1,958	2,936
Impact of interest rate derivatives	7,697	(12,197)
Capitalization of mortgage servicing rights	(11,231)	(6,900)
Changes in operating assets and liabilities:
Mortgage loans held for sale	(28,566)	(47,994)
Assumption fee	26,526	--
Deferred revenues	(15,273)	(16,178)
Receivables	(2,300)	(2,091)
Other assets	(441)	5,492
Loan loss reserve	7,427	5,400
Accounts payable, accrued expenses and other liabilities	(7,029)	(7,150)
Changes in operating assets and liabilities of discontinued operations	1,663	181,790
Net cash flow from operating activities	(46,411)	(48,293)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale and repayment of available-for-sale securities	171	149,089
Sale and repayments of mortgage loans held for investment	3,987	1,989
Proceeds from sale of discontinued operations	37,795	--
Advances to partnerships	(790)	(3,551)
Collection of advances to partnerships	--	21,725
Sale and repayment of other investments	--	7,121
Acquisition, net of cash acquired	--	1,158
Deferred investment acquisition cost	(44)	(253)
Decrease in restricted cash, escrows and other cash collateral	5,680	28,006
Acquisition of furniture, fixtures and leasehold improvements	(713)	(729)
Equity investments and other investing activities	547	21,270
Net cash flow from investing activities	46,633	225,825

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of financing arrangements	--	(2,476)
Distributions to equity holders	(4,669)	(5,311)
Repayments of term loan	(23,818)	(57,379)
Proceeds from CFin Holdings Credit Facility	20,000	--
Increase in mortgage loan warehouse facility and ASAP facility	28,319	48,385
Decrease in other notes payable	(1,500)	(20,000)
Repurchase of preferred shares of subsidiary	--	(145,000)
Proceeds from Special Series A Preferred Shares, net of offering costs	9,558	--
Deferred financing and equity offering costs	(33)	(467)
Net cash flow from financing activities	27,857	(182,248)
Net increase in cash and cash equivalents	28,079	(4,716)
Cash and cash equivalents at the beginning of the period	95,728	103,879
Cash and cash equivalents at the end of the period	123,807	99,163
Less cash and cash equivalents of discontinued operations	133	7,311
Cash and cash equivalents of continuing operations at end of period	$123,674	$91,852
Non-cash investing and financing activities:
Net change in re-securitized mortgage revenue bonds:
Secured financing liability	$53,125	$240,645
Mortgage revenue bonds	$(63,938)	$(241,635)
Increase in Series B Freddie Mac Certificates	$(916)	$--
Decrease in Series A-1 Freddie Mac Certificates	$11,729	$990
Conversion of redeemable securities to Special Series A Shares	$321,484	$--
Treasury stock purchase via employee withholding	$413	$55
Share grants issued	$--	$1,299
Debt assumed by third parties (see Note 13)	$65,000	$--
Issuance of Special Series A Shares	$2,842	$--

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

We now manage our operations through four reportable segments, including two segments not involved in direct operations.  Our two operating segments are:

Affordable Housing, which offers low-income housing tax credit (“LIHTC”) transaction underwriting, acquisitions, fund management and asset management, affordable debt underwriting, pricing, origination, servicing and credit intermediation as well as managing the Company’s retained interests in the December 2007 re-securitization of a mortgage revenue bond portfolio with Federal Home Loan Mortgage Corporation (“Freddie Mac”).

Mortgage Banking, which provides a broad spectrum of financing products for multifamily housing, manufactured housing, senior housing and student housing, including loan underwriting, pricing, origination and servicing.

Our Corporate group comprises Finance and Accounting, Legal, Corporate Communications and Operations departments, which support our two operating segments.

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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

C.	Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It also requires the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The Company’s disclosures regarding fair value measurements are presented in Note 4 – Fair Value Disclosures.  These new disclosure requirements first applied to the Company in our financial statements for the period ended March 31, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for the financial statements for the period ending March 31, 2011.  The gross presentation of Level 3 activity disclosure requirements will impact our disclosure.  All other disclosure requirements have no material impact on the Company’s disclosures.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.  The amendments remove the requirement for an SEC registrant to disclose the date through which subsequent events were evaluated.  This ASU became effective upon issuance.  Removal of the disclosure requirement has no material effect on the nature or timing of subsequent events evaluations performed by the Company.

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 amends existing guidance by requiring an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses.  In addition, an entity will be required to disclose credit quality indicators, past due information, and modifications of its financing receivables.  The amendments that require disclosures as of a balance sheet date are effective for the annual reporting period ending December 31, 2010.  The amendments that require disclosures about activity during a period are effective for periods beginning January 1, 2011.  We are currently assessing the effect, if any, of ASU 2010-20 on our disclosure requirements.

D.	Change in Accounting Principle

In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (which was codified and superseded by ASU 2009-16, Transfers and Servicing), which, among other provisions, eliminated the concept of Qualified Special Purpose Entities (“QSPEs”). Simultaneously, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (which was codified and superseded by ASU 2009-17, Consolidation), which revised the consolidation model with respect to Variable Interest Entities (“VIEs”).  ASU 2009-17:

•	requires that former QSPEs be reviewed for consolidation;

•	requires ongoing reconsideration of consolidation conclusions for VIEs; and

•
requires a qualitative determination of the primary beneficiary of a VIE based on the entity with the power to direct the VIE’s activities and which also has a significant economic interest in the VIE.

ASU 2009-16 and 2009-17 became effective for us as of January 1, 2010.  The adoption of ASU 2009-16 and 2009-17 resulted in the commercial mortgage-backed securities (“CMBS”) and High-Yield Debt Fund Partnerships and one of our subsidiaries consolidating substantially all of the CMBS and similar trusts that we and our funds invested in as we were named special servicer of the trusts. We consolidated the CMBS and similar trusts and recognized their assets and liabilities at their unpaid principal balance.  Upon adoption of ASU 2009-17, the CMBS and High-Yield Debt Fund Partnerships recorded a $107.2 billion increase in total assets, a $106.8 billion increase in total liabilities, a $0.9 billion increase in Centerline Holding Company equity and a $0.5 billion decrease in non-controlling interests.  These adjustments were principally the result of recapturing losses taken in prior years that can now be allocated to non-controlling interests pursuant to the adoption of ASU 2009-17.  As a result of the March 2010 Restructuring we deconsolidated the funds as well as the newly consolidated trusts, negating the impact of adoption upon our condensed consolidated financial statements.

Following the adoption of the new accounting standards, we continue to consolidate all Tax Credit Fund Partnerships and Property Partnerships that were previously included in our consolidated financial statements.  In addition, six Tax Credit Fund Partnerships and 56 Property Partnerships not previously consolidated have now been consolidated upon adoption of these pronouncements.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

•
our interest in Centerline Servicing LLC (formerly known as Centerline Servicing Inc. (“CSI”), and now known as C-III Asset Management LLC)) a subsidiary that engages in the business of servicing and special servicing, among others.

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

On July 29, 2010, the $10.0 million placed in escrow was released.  $0.5 million was used to pay certain expenses.  The remaining $9.5 million was used to pay down principal on the Term Loan.

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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets and liabilities of discontinued operations were as follows:

(in thousands)	September 30, 2010	December 31, 2009
ASSETS:
Cash and cash equivalents	$133	$6,875
Investments	--	9,455
Investments in and loans to affiliates, net	--	7,818
Goodwill and intangible assets, net	--	13,361
Deferred costs and other assets, net	267	8,794
Consolidated partnerships:
Investments	--	464,442
Land, buildings and improvements, net	--	79,679
Other assets	--	63,473
Total assets	$400	$653,897
LIABILITIES:
Liabilities:
Notes payable	$--	$3,226
Accounts payable, accrued expenses and other liabilities	742	3,152
Consolidated partnerships	--	1,581,676
Total liabilities	742	1,588,054
Net liabilities	$(342)	$(934,157)

Accumulated other comprehensive loss, net of tax, associated with discontinued operations was $0 at September 30, 2010 and $995 million at December 31, 2009.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Operating results from discontinued operations were as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
(in thousands)	2010	2009	2010		2009
Operating revenues	$--	$70,154	$1,096,318		$217,202
Operating expenses	618	(1,470,116)	(1,047,406)		(2,106,587)
Operating income (loss) from discontinued operations before income tax provision	618	(1,399,962)	48,912	(1)	(1,889,385)
Gain from liquidation of fund partnership	--	--	91,764	(2)	--
	618	(1,399,962)	140,676		(1,889,385)
Gain on sale of discontinued operations	--	--	20,500		--
Income tax (provision) benefit	--	(722)	(531)		(747)
Net income (loss) from discontinued operations	618	(1,400,684)	160,645		(1,890,132)
Net (income) loss attributed to non-controlling interests – discontinued operations	--	1,198,887	89,918		1,650,693
Net income (loss) attributed to Centerline Holding Company shareholders – discontinued operations	$618	$(201,797)	$70,727		$(239,439)

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

NOTE 3 – Market Conditions and Liquidity

Our primary sources of capital to meet long-term liquidity needs include cash provided by operations, debt and various types of equity offerings, including equity of our subsidiaries.  Recent economic events have limited these sources of liquidity in three key areas:

•
a significant decline in our cash flow from operations due to decreased transaction related revenues, primarily due to a reduction in the number of new Affordable Housing funds we have sponsored as well as a significant decline in our cash flow from the Series B Freddie Mac Certificates due to the credit deterioration of the underlying assets;

•	a sharp decline in our common share price has made obtaining equity capital through equity offerings extremely difficult and uneconomical for us; and

•	the lower level of debt financing available in the marketplace.

As part of our March 2010 Restructuring, we restructured our Term and Revolving Credit Facility (see Note 13).  Our new Term Loan matures in March 2017 and our new Revolving Credit Facility matures in March 2015.  There are no scheduled repayments of principal on the term loan until December 2011.  Beginning at that time, we must repay $3.0 million in principal per quarter until maturity, at which time the remaining principal is due.  In addition, through this restructuring, we increased the capacity of our Revolving Credit Facility.  Our Revolving Credit Facility has a total capacity of $37.0 million of which $12.0 million is used for letters of credit.  Once the letters of credit are terminated, the amount of the Revolving Credit Facility associated with these letters of credit cannot be re-drawn.  At September 30, 2010, of the remaining $25.0 million in capacity, $6.0 million was drawn leaving a total available capacity of $19.0 million.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Also as part of the March 2010 Restructuring, we restructured all of our credit intermediation agreements (see Note 28) and settled most of our unsecured liabilities (see Note 15) which has significantly reduced our funding requirements.

We use asset-backed warehouse facilities to fund mortgage originations in our Mortgage Banking and Affordable Housing groups.  Due to recent economic events we have seen the capacity of these financing facilities decrease.  Our mortgage banking warehouse facility was originally scheduled to mature in September 2010.  An extension was provided to October 4, 2010, at which time a new warehouse facility agreement was signed (see Note 29).

Management actively pursued strategies to maintain and improve our cash flow from operations, including:

•	instituting measures to reduce general and administrative expenses;

•	continuing to sell and/or monetize investments that do not meet our long-term investment criteria;

•	increasing revenue through increased volume of mortgage originations; and

•	reducing our risk of loss by continuing to improve our asset management infrastructure.

NOTE 4 – Fair Value Disclosures

A.	Assets and Liabilities of Operating Groups

ASC 820 defines fair value, establishes a fair value hierarchy that distinguishes between valuations that are based on observable inputs from those based on unobservable inputs, and requires certain disclosures about those measurements.  The tables below present information about the Company's assets and liabilities (excluding those of Consolidated Partnerships) measured at fair value on a recurring or non-recurring basis at September 30, 2010 and December 31, 2009 and indicate the level within the fair value hierarchy with which each of those items is associated.  In general, fair values determined by Level 1 inputs are defined as those that utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.  Fair values determined by Level 2 inputs are those that utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active or inactive markets, quoted prices for the identical assets in an inactive market, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.  Fair values determined by Level 3 inputs are those based on unobservable inputs, and include situations where there is little, if any, market activity for the asset or liability being valued.  In instances in which the inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety is classified is based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in thousands)	Level 1		Level 2		Level 3		Balance as of September 30, 2010

Measured on a recurring basis:
Assets
Available-for-sale investments:
Freddie Mac Certificates:
Series A-1		$--		$-		$173,265	$173,265
Series B		--		-		60,381	60,381
Mortgage revenue bonds		--		-		281,441	281,441
Total available-for-sale investments	$		$			$515,087	$515,087
Interest rate swaps	$			$1,269	$		$1,269
Liabilities
Interest rate swaps	$			$26,319	$		$26,319

Measured on a non-recurring basis:
Assets
Mortgage loans held-for-sale		$--		$57,020		$--	$57,020
Goodwill(1)		--		--		93,283	93,283
Mortgage servicing rights		--		--		63,797	63,797
Other intangible assets(1)		--		--		11,446	11,446
		$--		$57,020		$168,526	$225,546
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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents additional information about assets measured at fair value on a recurring basis and for which we utilized Level 3 inputs to determine fair value:

	Three Months Ended September 30, 2010
(in thousands)	Series A-1 Freddie Mac Certificates	Series B Freddie Mac Certificates		Mortgage Revenue Bonds	Total

Balance at July 1, 2010	$169,470	$59,629		$301,274	$530,373
Total realized and unrealized gains or (losses):
Realized losses recorded in Condensed Consolidated Statement of Operations	--	(24,478	)(1)	--	(24,478)
Unrealized gain (loss) recorded in other comprehensive income (loss)	2,760	29,069		(2,153)	29,676
Amortization or accretion	--	(3,422)		54	(3,368)
Purchases, issuances, settlements and other adjustments(3)	1,035	(417)		(17,734)	(17,116)
Balance at September 30, 2010	$173,265	$60,381		$281,441	$515,087
Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2010	$--	$(24,478)		$--	$(24,478)
	Nine Months Ended September 30, 2010
(in thousands)	Series A-1 Freddie Mac Certificates	Series B Freddie Mac Certificates	Mortgage revenue bonds		Total
Balance at January 1, 2010	$183,093	$61,003		$245,671	$489,767
Total realized and unrealized gains or (losses):
Realized gain (losses) recorded in Condensed Consolidated Statement of Operations	--	(61,484	)(1)	6 (2)	(61,478)
Unrealized gain (loss) recorded in other comprehensive income (loss)	1,900	70,954		(2,236)	70,618
Amortization or accretion	--	(9,390)		168	(9,222)
Purchases, issuances, settlements and other adjustments(3)	(11,728)	(702)		37,832	25,402
Balance at September 30, 2010	$173,265	$60,381		$281,441	$515,087
Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2010	$--	$(61,484)		$6	$(61,478)

(1)	Includes amounts recorded in “Loss on impairment of assets” and in “Gain (loss) from repayment or sale of investments, net” in the Condensed Consolidated Statement of Operations.
(2)	Recorded in “Gain (loss) from repayment or sale of investments, net” in the Condensed Consolidated Statement of Operations.
(3)	Reflects re-recognition of mortgage revenue bonds in the December 2007 re-securitization as assets, net of bonds that were sold during the period and other adjustments (see Note 7).

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30, 2009
(in thousands)	Series A-1 Freddie Mac Certificates	Series B Freddie Mac Certificates		Mortgage Revenue Bonds	Total

Balance at July 1, 2009	$288,102	$97,219		$282,215		$667,536
Total realized and unrealized gains or (losses):
Realized gain recorded in Condensed Consolidated Statement of Operations	--	(30,473	)(1)	(441	)(2)	(30,914)
Unrealized loss recorded in other comprehensive income (loss)	6,441	31,424		1,636		39,501
Amortization or accretion	--	(2,323)		115		(2,208)
Purchases, issuances, settlements and other adjustments(3)	(106,180)	(113)		33,383		(72,910)
Balance at September 30, 2009	$188,363	$95,734		$316,908		$601,005
Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2009	$--	$(30,473)		$(6)		$(30,479)

	Nine Months Ended September 30, 2009
(in thousands)	Series A-1 Freddie Mac Certificates	Series B Freddie Mac Certificates		Mortgage revenue bonds		Total
Balance at January 1, 2009	$335,047	$123,122		$69,217		$527,386
Total realized and unrealized gains or (losses):
Realized gain (losses) recorded in Condensed Consolidated Statement of Operations	--	(39,022	)(1)	136	(2)	(38,886)
Unrealized gain (loss) recorded in other comprehensive income (loss)	(694)	17,336		732		17,374
Amortization or accretion	--	(6,406)		343		(6,063)
Purchases, issuances, settlements and other adjustments(3)	(145,990)	704		246,480		101,194
Balance at September 30, 2009	$188,363	$95,734		$316,908		$601,005
Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2009	$--	$(39,022)		$(192)		$(39,214)

(1)	Recorded in “Loss on impairment of assets” in the Condensed Consolidated Statement of Operations.
(2)	Recorded in “Gain (loss) from repayment or sale of investments, net” in the Condensed Consolidated Statement of Operations.
(3)	Reflects re-recognition of mortgage revenue bonds in the December 2007 re-securitization as assets, net of bonds that were sold during the period and other adjustments (see Note 7).

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

B.	Financial Assets and Liabilities of Consolidated Partnerships

The following tables present the information about assets and liabilities of Consolidated Partnerships measured at fair value on a recurring or non-recurring basis as of September 30, 2010 and December 31, 2009:

(in thousands)	Level 1	Level 2	Balance as of September 30, 2010

Measured on a recurring basis:
Assets
Available-for-sale investments:
Corporate bonds	$--	$5,043	$5,043
Total available-for-sale investments	$--	$5,043	$5,043

(in thousands)	Level 1	Level 2	Balance as of December 31, 2009

Measured on a recurring basis:

Assets
Available-for-sale investments:
Corporate bonds	$--	$5,109	$5,109
Total available-for-sale investments	$--	$5,109	$5,109

C.	Assets and Liabilities Not Measured at Fair Value

For cash and cash equivalents, restricted cash, accounts receivable, stabilization escrow, accounts payable, accrued expenses and other liabilities as well as variable-rate notes payable and financing arrangements and secured financing, recorded values approximate fair value due to their terms, or their liquid or short-term nature.  In accordance with GAAP, certain financial assets and liabilities are included on our Condensed Consolidated Balance Sheets at amounts other than fair value.  Following are the descriptions of those assets and liabilities:

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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents information about our financial assets and liabilities that are not carried at fair value:

	September 30, 2010		December 31, 2009
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Mortgage loans held for investment(1)	$3,410	$3,410	$7,540	$7,540
Other investments	642	274	1,060	2,328
Financing arrangements and secured financing	638,653	537,325	585,528	484,299
Preferred shares of subsidiary (subject to mandatory repurchase)	128,500	138,332	128,500	139,850

Consolidated Partnerships:
Fixed-rate notes payable and financing arrangements	151,695	99,318	155,810	98,259
(1) Net of cumulative impairments of $3.0 million in 2010 and $3.6 million in 2009.

NOTE 5 – Variable Interest Entities

Variable Interest Entities (“VIEs”)

Consistent with the provisions of ASU 2009-17, Consolidations, we consolidate all the fund partnerships that we sponsor and manage as we control the operation of these partnerships.  The funds invest equity capital raised from investor partners.  Our involvement with the funds includes one or more of the following:

•	providing asset management and fund management services;

•	acting as general partner;

•	underwriting and acquiring assets on the funds behalf;

•	on occasion, warehousing investments on our balance sheet and selling them to the fund; and

•	disposing of fund assets.

The funds’ assets and liabilities are detailed and described in Notes 12 and 16, respectively.

With the exception of certain funds where we have an obligation to cover operating expense shortfalls, we are not obligated to provide financial support to the entities.  We may elect to provide financial support to protect certain debt positions we hold associated with the funds’ assets and/or to protect our clients’ investments.  During the nine months ended September 30, 2010, we provided financial support to certain of the entities included in our designation of Consolidated Partnerships through loans to Tax Credit Fund Partnerships (see Note 28).

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – Assets Pledged as Collateral

In connection with our Term Loan and Revolving Credit Facility (see Note 13), the stock of substantially all of our subsidiaries is pledged as collateral.  In addition, substantially all of our other assets are pledged as collateral to our Term Loan and Revolving Credit Facility subject to the liens detailed below.  The following table details assets we have specifically pledged as collateral for various debt facilities or other contractual arrangements (that provide first liens ahead of the Term Loan and Revolving Credit Facility):

Collateral	Balance Sheet Classification	Carrying Amount of Collateral at September 30, 2010 (in thousands)	Associated Debt Facility/Liability

Cash at Centerline Mortgage Capital Inc.	Restricted cash	$10,904	Mortgage loan loss sharing agreements (Note 28)

Cash at Centerline Financial LLC	Cash and cash equivalents	$67,640	Affordable Housing yield transactions (Note 28) and Centerline Financial LLC undrawn credit facility (Note 13)(1)

Cash at Centerline Financial Holdings (“CFin Holdings”)	Cash and cash equivalents	$28,783	CFin Holdings credit facility (Note 13)(2)

Cash at Centerline Guaranteed Holdings	Cash and cash equivalents	$43	Affordable Housing yield transactions (Note 28)

Series A-1 Freddie Mac Certificates	Investments – available-for-sale – Freddie Mac certificates (Note 7)	$173,265	Preferred shares of subsidiary(3)

Mortgage loans	Other investments – mortgage loans held for sale (Note 8)	$57,020	Mortgage Banking warehouse line/Multifamily ASAP facility (Note 13)

Cash collateral posted with counterparties	Deferred costs and other assets (Note 11)	$66,453	Affordable Housing yield transactions (Note 28)

(1)	These assets are subject to a priority lien related to the Affordable Housing yield transaction and a subordinated lien related to the Centerline Financial LLC undrawn credit facility.
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

In accordance with the requirements of its operating agreement, Centerline Financial LLC (“CFin” or “Centerline Financial”) has a cash balance of $67.6 million as of September 30, 2010 in order to maintain its minimum capital requirements.  This balance is not considered by us as restricted cash.  In addition, in accordance with the requirements of Centerline Financial’s operating agreement, one of our subsidiaries pledged two taxable bonds with an aggregate notional amount of $3.4 million and the associated cash received on these bonds to Centerline Financial in order to maintain its minimum capital requirements.  As these assets are pledged between two of our subsidiaries they were excluded from the table above.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – Available-for-Sale Investments

The table below provides the components of available-for-sale investments as of the dates presented:

(in thousands)	September 30, 2010	December 31, 2009

Freddie Mac Certificates:
Series A-1	$173,265	$183,093
Series B	60,381	61,003
Mortgage revenue bonds	281,441	245,671
Total	$515,087	$489,767

A.	Freddie Mac Certificates

We retained Series A-1 and Series B Freddie Mac Certificates in connection with the December 2007 re-securitization of the mortgage revenue bond portfolio with Freddie Mac.  The Series A-1 Freddie Mac Certificates are fixed rate securities, whereas the Series B Freddie Mac Certificates are residual interests of the re-securitization trust.

Series A-1

Information with respect to the Series A-1 Freddie Mac Certificates is as follows:

(in thousands)	September 30, 2010	December 31, 2009
Face amount	$232,500	$232,500
Gross unrealized gains	22,417	18,866
Fair value	254,917	251,366
Less: eliminations(1)	(81,652)	(68,273)
Consolidated fair value	$173,265	$183,093

(1)   A portion of the Series A-1 Certificates relate to re-securitized mortgage revenue bonds that were not reflected as sold for GAAP purposes. Accordingly, that portion is eliminated in consolidation. The change from December 31, 2009 resulted from the re-recognition of fifteen mortgage revenue bonds, sale or sale treatment of four mortgage revenue bonds, and fluctuations due to changes in the fair value of the asset.

During the nine months ended September 30, 2010 and 2009, we received $11.6 million and $17.6 million, respectively, in interest from the Series A-1 Freddie Mac Certificates ($3.9 million and $5.1 million in the third quarter of 2010 and 2009, respectively).  The decrease in interest is due to the sale of $145 million of Series A-1 Freddie Mac Certificates in July 2009, the proceeds of which were used to retire a portion of the preferred shares of our subsidiary, Equity Issuer Trust.

Per the terms of the December 2007 re-securitization, we are required to sell on December 15, 2010 an additional $73.5 million of Series A-1 Freddie Mac Certificates, the proceeds of which will be used to retire an additional portion of the preferred shares of our subsidiary, Equity Issuer Trust.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Series B

Information with respect to the Series B Freddie Mac Certificates is as follows:

(in thousands)	September 30, 2010	December 31, 2009
Amortized cost basis(1)	$63,875	$137,974
Gross unrealized losses(1)	(15,720)	(64,142)
Subtotal/fair value	48,155	73,832
Less: eliminations(2)	12,226	(12,829)
Consolidated fair value	$60,381	$61,003

(1)   The unrealized losses presented above do not include cumulative impairments of $114.4 million at September 30, 2010 and $52.8 million at December 31, 2009, which reflect losses due to credit deterioration of the underlying assets. Amortized cost is shown net of these amounts.

(2)   A portion of the Series B Certificates relates to re-securitized mortgage revenue bonds that were not reflected as sold. Accordingly, that portion is eliminated in consolidation. The change from December 31, 2009 resulted from fluctuations due to changes in the fair value of the asset and the sale or sale treatment of nine mortgage revenue bonds.

During the nine months ended September 30, 2010 and 2009, we received $21.2 million and $18.9 million, respectively, in interest from the Series B Freddie Mac Certificates ($6.9 million and $5.9 million in the third quarter of 2010 and 2009, respectively).

Delinquent collateral loans underlying the certificates had an unpaid principal balance of $183.6 million and $150.8 million at September 30, 2010 and December 31, 2009, respectively; projected remaining losses are estimated at 4.37% or $76.8 million of the underlying securitization.  Due to projections of declining cash flows (including the projected impact of a restructuring of the underlying mortgage revenue bonds as discussed in Note 28), we recorded other-than-temporary impairments (“OTTI”) of $61.6 million and $39.0 million on these investments in the nine months ended September 30, 2010 and 2009, respectively ($24.5 million and $30.5 million in the third quarter of 2010 and 2009, respectively).

During the first quarter of 2010, two of the underlying mortgage revenue bonds that were in foreclosure were sold to third parties at a loss.  One of the bonds was included in the stabilized escrow pool.  In order to fully pay down the bond’s outstanding principal, plus accrued interest, to the Class A Certificate Holders of the December 2007 re-securitization as required per the securitization agreements, a release of $4.4 million was made from the stabilization escrow.  The loss of $4.8 million for the other mortgage revenue bond was absorbed by the principal of the Series B Freddie Mac Certificates.

Although the Series B Freddie Mac Certificates have all been in an unrealized loss position for twelve months, as we intend to hold the investments to maturity and it is unlikely we will be required to sell them, we have concluded that the unrealized losses (after taking into account recognized impairments), as of September 30, 2010, are temporary.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

B.	Mortgage Revenue Bonds

The following table summarizes our mortgage revenue bond portfolio:

(in thousands)	September 30, 2010	December 31, 2009

Securitized:
Included in the December 2007 re-securitization and accounted for as financed	$278,315	$242,484
Not securitized	3,126	3,187
Total at fair value	$281,441	$245,671

Our mortgage revenue bond portfolio increased from 42 bonds as of December 31, 2009, to 47 bonds as of September 30, 2010.  The increase is attributable to the re-recognition of nineteen mortgage revenue bonds in the December 2007 re-securitization that had either defaulted or been placed in special servicing (three in the third quarter).  As our role as servicer of the mortgage revenue bonds allows us to repurchase those bonds (although we do not intend to) we re-recognized the nineteen bonds as assets at their aggregate fair value of $111.3 million ($20.7 million in the third quarter) and recognized a corresponding Freddie Mac secured financing liability (see Note 14).  This was offset by three bonds that were sold during that period, six bonds that received sale treatment, five of which were transferred out of special servicing and one of which was repaid, and another five bonds that are eliminated in consolidation, as we began consolidating the underlying properties during 2010 upon obtaining control of the Partnership.

During the nine months ended September 30, 2009, we re-recognized 37 mortgage revenue bonds in the December 2007 re-securitization that had defaulted and/or been placed in special servicing (2 in the third quarter), and one bond was eliminated in consolidation as we began consolidating the underlying property in the second quarter of 2009 upon obtaining control of the Partnership.  We re-recognized the bonds as assets at their aggregate fair value of $231.5 million ($14.3 million in the third quarter) and recognized a corresponding Freddie Mac secured financing liability (see Note 14).

The amortized cost basis of our portfolio of mortgage revenue bonds and the related unrealized gains and losses were as follows:

(in thousands)	September 30, 2010	December 31, 2009
Amortized cost basis(1)	$285,430	$247,424
Gross unrealized gains	16,136	13,688
Gross unrealized losses(1)	(20,125)	(15,441)
Fair value	$281,441	$245,671

(1)   The unrealized losses presented above do not include cumulative impairments of $2.4 million at September 30, 2010 and December 31, 2009 due to credit losses related to the underlying assets. Amortized cost is shown net of these amounts.

For mortgage revenue bonds in an unrealized loss position, the fair value and gross unrealized losses, aggregated by length of time that individual bonds have been in a continuous unrealized loss position, is summarized in the table below:

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(dollars in thousands)	Less than 12 Months	12 Months or More	Total
September 30, 2010
Number	15	2	17
Fair value	$77,757	$9,558	$87,315
Gross unrealized losses	$15,914	$4,211	$20,125
December 31, 2009
Number	10	--	10
Fair value	$47,632	$--	$47,632
Gross unrealized losses	$15,441	$--	$15,441

We have evaluated the nature of the unrealized losses above and have concluded that they are temporary and should not be realized at this time.

NOTE 8 – Other Investments

The table below provides the components of other investments as of the dates presented:

(in thousands)	September 30, 2010	December 31, 2009
Mortgage loans held for sale(1)	$57,020	$28,454
Mortgage loans held for investment(2)	3,410	7,540
Stabilization escrow	--	1,983
Miscellaneous investments	642	1,060
Total	$61,072	$39,037
(1) Net of deferred origination fees (2) Net of cumulative impairment of $3.0 million in 2010 and $3.6 million in 2009.

A.	Mortgage Loans Held for Sale

Mortgage loans held for sale include originated loans either pre-sold to Government Sponsored Enterprises (“GSE’s”), such as Fannie Mae and Freddie Mac or to the Government National Mortgage Association (“Ginnie Mae”) under contractual sale obligations that normally settle within 30 days of origination, or pre-sold to buyers of GSE guarantee securities backed by mortgage loans.  Mortgage loans held for sale can differ widely from period to period depending on the timing and size of originated mortgages and variances in holding periods prior to sale.  Loans originated and funded during the nine months ended September 30, 2010 were $644.7 million.  Loans sold and settled during the nine months ended September 30, 2010 were $616.2 million.

B.	Mortgage Loans Held for Investments

Mortgage loans held for investments are primarily made up of promissory notes that we hold net of any reserve for uncollectibility.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

C.	Stabilization Escrow

(in thousands)	September 30, 2010	December 31, 2009
Cash balance	$41,199	$50,104
Reserve for non-recovery	(41,199)	(48,121)
Total	$--	$1,983

During the nine months ended September 30, 2010, we received $4.5 million in interest income and escrow releases (due to construction completion and/or stabilization of the underlying properties) as compared to $30.4 million in interest and escrow releases for the nine months ended September 30, 2009 ($2.1 million in the third quarter of 2010, $8.5 million in the third quarter of 2009).

In connection with management’s strategy to manage the risks arising from the operations of certain property partnerships we expect that the remaining cash balance will be used to restructure the debt of those property partnership.  Accordingly, we recorded a reserve to reflect the impairment of the non-recoverable cash balance.

NOTE 9 – Goodwill and Intangible Assets, Net

The table below provides the components of goodwill and intangible assets, net as of the dates presented:

(in thousands)	September 30, 2010	December 31, 2009

Goodwill	$93,283	$93,283
Intangible assets, net	11,446	17,338
Total	$104,729	$110,621

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.	Intangible Assets, Net

The components of intangible assets, net as of the dates presented are provided below:

(dollars in thousands)	Estimated Useful Life (in Years)	Gross Carrying Amount		Accumulated Amortization		Net
		September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Amortized intangible assets:
Transactional relationships(1)	5.0	$73,400	$103,000	$73,060	$102,190	$340	$810
Partnership service contracts	9.0	26,521	26,521	24,937	20,183	1,584	6,338
General partner interests	9.0	5,100	5,100	3,893	3,468	1,207	1,632
Mortgage banking broker relationships	4.0	1,632	1,632	1,563	1,320	69	312
Weighted average life/subtotal	6.2	106,653	136,253	103,453	127,161	3,200	9,092
Unamortized intangible assets:
Mortgage banking licenses and approvals with no expiration		8,246	8,246	--	--	8,246	8,246
Total		$114,899	$144,499	$103,453	$127,161	$11,446	$17,338
(1) $29.6 million in transactional relationships, which were fully amortized, are excluded from the gross carrying amount and accumulated depreciation in 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Amortization expense	$1,952	$3,287	$5,892	$9,861

NOTE 10 – Mortgage Servicing Rights, Net

The components of the change in MSRs were as follows:

(in thousands)

Balance at January 1, 2010	$60,423
MSRs capitalized	11,231
Amortization	(7,857)
Balance at September 30, 2010	$63,797

While the balances above reflect our policy to record MSRs initially at fair value and amortize those amounts, presented below is information regarding the fair value of the MSRs.  The significant assumptions used in estimating the fair values were as follows:

September 30, 2010
Weighted average discount rate	17.66%
Weighted average pre-pay speed	9.23%
Weighted average lockout period (years)	4.0
Weighted average default rate	0.95%
Cost to service loans	$2,240
Acquisition cost (per loan)	$1,484

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below illustrates hypothetical fair values of MSRs, caused by assumed immediate changes to key assumptions that are used to determine fair value.

(in thousands)	September 30, 2010
Fair value of MSRs	$70,314

Prepayment speed:
Fair value after impact of 10% adverse change	69,663
Fair value after impact of 20% adverse change	69,004

Discount rate:
Fair value after impact of 10% adverse change	66,816
Fair value after impact of 20% adverse change	63,666

Default rate:
Fair value after impact of 10% adverse change	70,212
Fair value after impact of 20% adverse change	70,111

These sensitivities are hypothetical changes in fair value and cannot be extrapolated because the relationship of the changes in assumption to the changes in fair value may not be linear.  Also, the effect of a variation in a particular assumption is calculated without changing any other assumption, whereas a change in one factor may result in changes to another.  Accordingly, no assurance can be given that actual results would be consistent with the results of these estimates.

Servicing fees we earned as well as those received with respect to the December 2007 re-securitization transaction (all of which are included in “Fee Income” in our Condensed Consolidated Statements of Operations) were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Total servicing fees from MSRs	$5,204	$5,432	$15,401	$16,148
Servicing fees from securitized assets	$538	$252	$1,551	$711

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Deferred Costs and Other Assets, Net

The table below provides the components of deferred costs and other assets, net as of the dates presented:

(in thousands)	September 30, 2010	December 31, 2009
Deferred financing and other costs(1)	$14,457	$25,684
Less: Accumulated amortization	(6,149)	(14,382)
Net deferred costs	8,308	11,302
Collateral posted with counterparties	66,453	69,200
Interest and fees receivable, net	5,605	3,565
Other receivables	8,809	8,501
Furniture, fixtures and leasehold improvements, net	1,971	2,730
Other	8,270	5,162
Total	$99,416	$100,460

(1)   $11.0 million in deferred financing cost, relating to the Term Loan and Revolving Credit Facility and the restructured credit intermediation agreements, which were fully amortized, are excluded from the September 30, 2010 gross carrying amount and accumulated amortization.

NOTE 12 – Assets of Consolidated Partnerships

Financial information presented for September 30, 2010 for certain of the Tax Credit Fund Partnerships and Property Partnerships is as of June 30, 2010, the most recent data for which information is available.  Similarly, the financial information presented for December 31, 2009 for those partnerships is as of September 30, 2009.

The table below provides the components of assets of our Tax Credit Fund Partnerships and Property Partnerships that we consolidate as of the dates presented:

(in thousands)	September 30, 2010	December 31, 2009
Available-for-sale
Corporate bonds	$5,043	$5,109
Equity method
Equity interests in tax credit properties	3,373,881	3,571,323
Total investments held by consolidated partnerships	3,378,924	3,576,432
Land, buildings and improvements, net	596,904	571,520
Other assets	267,150	298,528
Total other assets of consolidated partnerships	864,054	870,048
Total assets	$4,242,978	$4,446,480

Assets of Consolidated Partnerships as of September 30, 2010 reflect the addition of six Tax Credit Fund Partnerships and 56 Property Partnerships consolidated upon the adoption of ASU 2009-17 effective January 1, 2010 (see Note 1 – Recently Issued Accounting Pronouncements).

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the nine months ended September 30, 2010, we gained significant control over the general partnership of seven Property Partnerships (three in the third quarter) and have consolidated them resulting in an increase in assets of $75.5 million, an increase in liabilities of $68.9 million and an increase in non-controlling equity of $7.7 million.

A.	Corporate Bonds

The Tax Credit Fund Partnerships invest in and hold high-grade corporate bonds and notes in order to utilize cash balances prior to required dates of contribution to property partnership investments.  The investments are sold or mature depending on the timing of those cash needs and the level of these investments will vary accordingly.

The amortized cost basis of these investments and the related unrealized gains were as follows:

(in thousands)	September 30, 2010	December 31, 2009
Amortized cost basis	$4,903	$4,903
Gross unrealized gains	140	206
Fair value	$5,043	$5,109

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

The reduction for the current period is primarily due to the equity losses recognized in the current period of $292.6 million, included in other losses from consolidated partnerships as well as the sale of Tax Credit Property Partnerships of $15.9 million, an increase in eliminations of $15.9 million due to the additional seven property partnerships we consolidated in the current year (three in the third quarter), distributions of $8.6 million, a reduction in the purchase price of certain Tax Credit Property Partnerships of $8.1 million which is offset by a reduction in the due to property partnerships.  These decreases are partially offset by an increase of $131.6 million due to the consolidation of additional funds as a result of the implementation of ASU 2009-17, as well as an investment in new Tax Credit Property Partnerships of $16.6 million.

C.	Land, Buildings and Improvements, Net

Land, buildings and improvements are attributable to the property partnerships we consolidate as a result of gaining significant control over its general partner as well as the additional properties consolidated as a result of the implementation of ASU 2009-17.   Land, Buildings and Improvements to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring and developing the properties.  The cost of property and equipment is depreciated over their estimated useful lives using primarily straight-line methods.  Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized.  At the time property and equipment are retired and otherwise disposed of, the cost net of accumulated depreciation and related liabilities are eliminated and the profit or loss on such disposition is reflected in earnings.

The increase for the current period is primarily due to an increase of $125.3 million attributed to properties consolidated as a result of the implementation of ASU 2009-17 as well as an increase of $69.3 million due to additional properties consolidated during the nine months ended September 30, 2010.  This was partially offset by properties which were sold or foreclosed upon of $51.6 million, recognition of impairments of $23.4 million, current period depreciation of $21.7 million and a reduction in the carrying basis of land, buildings and improvements relating to equity investment and receivable impairments of $72.7 million between the property partnerships and the Tax Credit Fund Partnerships as a result of an increase in impairments recognized on equity investments and receivables due from the property partnerships.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 – Notes Payable

The table below provides the components of notes payable as of the dates presented:

(in thousands)	Interest Rate at September 30, 2010	September 30, 2010	December 31, 2009
Term loan	3.26%	$127,990	$11,082
Revolving credit facility	3.26	6,000	210,000
Mortgage Banking warehouse facility	3.01	37,160	550
Multifamily ASAP facility	1.20	19,841	28,132
CFin Holdings credit facility	10.00	21,187	--
Total		$212,178	$249,764

A.	Term Loan and Revolving Credit Facility

In February 2010, we repaid in full the Term Loan that was outstanding as of December 31, 2009.

The termed-out portion of our Revolving Credit Facility ($208.0 million at December 31, 2009) was reduced by $70.5 million from the following sources:

•	$60.0 million assumed by C-III as part of the March 2010 Restructuring and considered as proceeds in calculating gain on sale;

•	$5.0 million assumed by an affiliate of The Related Companies L.P. (“TRCLP”), as part of the March 2010 Restructuring (see Note 26); and

•	$5.5 million we repaid at the time of the March 2010 Restructuring.

As part of the March 2010 Restructuring, the remaining termed-out portion and the revolving portion of the Revolving Credit Facility were restructured into a new Term Loan and Revolving Credit Facility which includes the following changes from the previous facility:

•
The remaining balance of the termed-out portion of the Revolving Credit Facility ($137.5 million) was restructured as a Term Loan maturing in March 2017 with an interest rate of 3.0% over either the prime rate or LIBOR (at our election which currently is LIBOR).  Scheduled repayments of principal on the Term Loan begin in December 2011.  At that time, we must repay $3.0 million in principal per quarter until maturity, at which time the remaining principal is due.  On July 29, 2010, $10.0 million that was held in an escrow account funded with transaction proceeds at the time of the March 2010 Restructuring was released.  $0.5 million was used to pay certain expenses.  The remaining $9.5 million was used to pay down principal on the Term Loan, reducing its outstanding balance to $128.0 million.

•
The revolving portion of the Revolving Credit Facility was restructured into a new Revolving Credit Facility with a total capacity of $37.0 million.  The Revolving Credit Facility matures in March 2015 and bears interest at 3.0% over either the prime rate or LIBOR at our election (which currently is LIBOR).  The Revolving Credit Facility is to be used for LIHTC property investments or for working capital purposes.  As of September 30, 2010, $6.0 million was drawn and $12.0 million in letters of credit were issued under the Revolving Credit Facility.  Once terminated, the amount of the Revolving Credit Facility associated with these letters of credit cannot be redrawn.  As of September 30, 2010 the undrawn balance of the Revolving Credit Facility was $19.0 million.

•
The Revolving Credit Facility has customary financial covenants, but excludes certain provisions that had been in the previous facility such as required asset sales and repayments based on specific cash flow streams.  The following financial covenants will not be effective immediately:

o	minimum ratio of consolidated EBITDA to fixed charges, which will become effective for us as of September 30, 2011 ; and

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

o	maximum ratio of funded debt to consolidated EBITDA which will become effective for us as of September 30, 2012.

•
The new Term Loan and Revolving Credit Facility agreement contains restrictions on distributions.  Under the agreement, we are generally not permitted to make any distributions except for certain cases such as to the holders of the Equity Issuer preferred shares.

The weighted average interest rate for the Term Loan and Revolving Credit Facility was 3.26% as of September 30, 2010 and 6.33% as of December 31, 2009.

B.	Mortgage Banking Warehouse Facility

Our warehouse facility has a capacity of $100.0 million and was scheduled to mature in September 2010.  An extension to October 4, 2010 was provided by the lender, at which time a new warehouse facility agreement was executed (see also Note 29).  The warehouse facility in place at September 30, 2010 bore interest at LIBOR plus 2.75%.  Mortgages financed by such advances (see Note 8), as well as the related servicing and other rights (see Note 10) have been pledged as security under the warehouse facility.  The interest rate on the warehouse facility was 3.01% as of September 30, 2010 and 2.98% as of December 31, 2009.  All loans securing this facility have firm sale commitments with GSE’s.

C.	Multifamily ASAP Facility

Under the Multifamily ASAP Facility program with Fannie Mae, mortgage loans are initially funded using the mortgage banking warehouse facility described above.  Subsequently, Fannie Mae funds approximately 99% of the loan, and Centerline Mortgage Capital Inc. (“CMC”) funds the remaining 1%.  CMC is later reimbursed by Fannie Mae when the loans or mortgage backed securities are purchased by the investors.  Interest on this facility accrues at a rate of LIBOR plus 0.85% with a minimum rate of 1.20%.  The interest rate on the Multifamily ASAP facility was 1.20% as of September 30, 2010 and as of December 31, 2009.

D.	CFin Holdings Credit Facility

On March 5, 2010, CFin Holdings entered into a Senior Secured Credit Agreement (the “CFin Holdings Credit Agreement”).  Under the terms of the CFin Holdings Credit Agreement, we are permitted to borrow up to $20.0 million (the “Initial Loan”), plus, under certain conditions, up to an additional $1.0 million in each calendar year until March 5, 2037.  The Initial Loan was required by the lender to be fully drawn at its closing.  Borrowings under the CFin Holdings Credit Agreement are secured by a first priority lien on substantially all of CFin Holdings’ existing and future assets.  Borrowings under the CFin Holdings Credit Agreement will bear interest at a rate of 10% per annum, which will be paid-in-kind and capitalized to the outstanding principal balance on the last business day of March, June, September and December of each year.  As of September 30, 2010, we had borrowed the full $20.0 million under this credit facility.  CFin Holdings’ outstanding balance under the Credit Facility as of September 30, 2010 was $21.2 million, which includes $1.2 million of accrued interest that has been capitalized.

E.	Centerline Financial Credit Facility

In June 2006, Centerline Financial LLC entered into a senior credit agreement.  Under the terms of the agreement, Centerline Financial LLC is permitted to borrow up to $30.0 million until its maturity in June 2036.  Borrowings under the agreement will bear interest at our election of either:

•	LIBOR plus 0.4% or;

•	1.40% plus the higher of the prime rate or the federal funds effective rate plus 0.5%.

As of September 30, 2010, no amounts were borrowed under this facility and as a result we did not make an election. Due to a wind-down event caused by a capital deficiency under Centerline Financials LLC’s operating agreement, Centerline Financial’s senior credit facility is in default as of September 30, 2010.  Amounts under the Centerline Financial senior credit facility are still available to be drawn, and we do not believe this default has a material impact on our financial statements or operations.

Also as a result of a wind-down event, Centerline Financial is restricted from making any member distribution and is also restricted from engaging in any new business.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

F.	Covenants

We are subject to customary covenants with respect to our various notes payable, including the covenants described under Term Loan and Revolving Credit Facility above.  Other than Centerline Financial’s senior loan being in default as stated above, as of September 30, 2010, we believe we are in compliance with all such covenants.

NOTE 14 – Financing Arrangements and Secured Financing

The table below provides the components of financing arrangements and secured financing as of the dates presented:

(in thousands)	September 30, 2010	December 31, 2009
Freddie Mac secured financing	$638,653	$585,528

Freddie Mac Secured Financing

The Freddie Mac secured financing liability relates to mortgage revenue bonds that we re-securitized with Freddie Mac but for which the transaction was not recognized as a sale and relates to bonds that are within our “effective control” and, therefore, we may remove the bond from the securitization even if we do not intend to do so.  Such “effective control” may result when a subsidiary controls the general partner of the underlying property partnership or may exercise the right to assume such control, or our role as servicer of the bonds would allow us to foreclose on a bond in default or special servicing.  The liability represents the fair value of the mortgage revenue bonds at the time at which sale treatment was precluded and the bonds were recorded on our balance sheet.

The increase in this balance during the nine months ended September 30, 2010 corresponds to the changes described under Mortgage Revenue Bonds in Note 7.

NOTE 15 – Accounts Payable, Accrued Expenses and Other Liabilities

The table below provides the components of accounts payable, accrued expenses and other liabilities as of the dates presented:

(in thousands)	September 30, 2010	December 31, 2009
Deferred revenues	$42,236	$48,045
Mortgage loan loss sharing reserve (Note 28)	31,646	24,219
Affordable Housing loss reserve (Note 28)	82,000	140,000
Transactions costs payable	2,002	29,414
Lease termination costs (Note 20)	154	53,649
Accounts payable	3,287	3,130
Accrued assumption fees	26,526	--
Interest rate swaps at fair value (Note 25)	26,319	17,964
Salaries and benefits payable	8,898	7,770
Distributions payable	1,292	1,292
Accrued fund organization and offering expenses	215	2,396
Accrued interest payable	4,466	4,389
Reserve for uncertain tax position	1,568	1,568
Other	12,954	9,860
Total	$243,563	$343,696

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A)	Mortgage Loan Loss Sharing Reserve

During 2010, we increased our loan loss reserve, primarily due to an increase in estimated losses on loans in the Delegated Underwriting Servicer (“DUS”) portfolio resulting from declines in underlying property performance.

B)	Affordable Housing Loss Reserve

During 2009, we recognized a contingent liability for potential losses related to Affordable Housing transactions.  During 2010, we recorded a $58.0 million reduction in loss reserve recorded as a recovery of provision for losses, primarily the result of restructuring our credit intermediation agreements (see discussion in Note 28).

C)	Transaction Costs Payable

In March 2010, we settled a $27.7 million liability (for $4.4 million in cash) with respect to a portion of transaction costs payable and related accrued interest payable in connection with the December 2007 re-securitization.  The liability had been convertible into common shares prior to settlement.  As a result of the settlement, we recognized a gain on settlement of liability of $23.3 million in the first quarter of 2010.  We also settled a $2.3 million liability (recorded in Other above) with another vendor associated with the office space to which one of the lease terminations related, resulting in an additional $2.0 million gain on settlement of liability that we recorded in the first quarter of 2010.

D)	Lease Termination Costs

In connection with the March 2010 Restructuring, we settled the liability with respect to lease obligations for two office spaces no longer in use for $5.2 million in cash.  As a result of the settlement, we recorded a reduction of $48.0 million in lease termination costs as a recovery of provision for losses in the first quarter of 2010.

E)	Accrued Assumption Fees

The accrued assumption fees of $26.5 million relate to the restructuring of certain credit intermediation agreements (see Note 28).

NOTE 16 – Liabilities of Consolidated Partnerships

Financial information presented for September 30, 2010 for certain of the Tax Credit Fund Partnerships and Property Partnerships is as of June 30, 2010, the most recent date for which information is available.  Similarly, the financial information presented for December 31, 2009 for those partnerships is as of September 30, 2009.

The table below provides the components of liabilities of our Tax Credit Fund Partnerships and Property Partnerships that we consolidated as of the dates presented:

(in thousands)	September 30, 2010	December 31, 2009

Notes payable	$151,695	$155,810
Due to property partnerships	104,855	209,868
Other liabilities	283,808	226,391
Total liabilities	$540,358	$592,069

Changes in the balances since December 31, 2009 are due to transactions undertaken in the ordinary course of business as well as the impact of the adoption of ASU 2009 - 17, which resulted in an increase in liabilities of consolidated partnerships of $107.8 million as of January 1, 2010 (see Note 1 – Change in Accounting Principle).

Notes Payable

Notes payable pertain to borrowings to bridge timing differences between when subscribed investments are received and when the funds deploy capital (“Bridge Loans”) for Tax Credit Fund Partnerships, as well as mortgages and notes held at the Tax Credit Property Partnerships.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The decrease is due to repayments of Bridge Loans and mortgages of $51.0 million, the sale of properties reducing mortgages by $33.3 million which is offset by an increase of $63.2 million pertaining to the additional property partnership consolidated due to the adoption of ASU 2009-17 as well as an increase of $18.5 million from the consolidation of additional Tax Credit Property Partnerships we have gained control of in the current year as well as additional borrowings from existing Tax Credit Property Partnerships during the nine months ending September 30, 2010.

Due to Property Partnerships

The partnership agreements of the property level partnerships stipulate the amount of capital to be funded and the timing of payments of that capital.  “Due to property partnerships” represents the unfunded portion of those capital commitments.  The reduction during the nine months ended September 30, 2010 pertains to the funding of these capital commitments by the Tax Credit Fund Partnerships along with the limited activity of acquiring property partnership which resulted in no new capital commitments during this period.

Other Liabilities

The increase in other liabilities is primarily due to an increase of $44.6 million pertaining to the additional consolidated partnerships consolidated as a result of the implementation of ASU 2009-17 as well as an increase on $9.6 million due to the additional seven Property Partnerships we consolidated in the current year end and the accrual of additional fees.

NOTE 17 – Redeemable Securities

The table below provides the components of redeemable securities as of the dates presented:

(in thousands)	September 30, 2010			December 31, 2009
Series	Carrying Value	Number of Shares	Number of common shares if converted	Carrying Value	Number of Shares	Number of common shares if converted
Convertible Redeemable CRA Shares	$12,328	695	695	$93,170	5,682	5,617
Redeemable CRA Shares	--	--	--	4,834	271	--
Convertible Redeemable CRA Preferred Shares	--	--	--	51,193	1,060	1,916
Redeemable CRA Preferred Shares	--	--	--	54,055	1,100	--
11.0% Cumulative Convertible Preferred Shares	--	--	--	129,228	11,202	12,192
Total	$12,328	695	695	$332,480	19,315	19,725

A.	Redeemable CRA Shares

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

As of March 2010, substantially all of the CRA Shares were converted to the new issue of Special Series A Shares (see Note 18) and are no longer subject to the redemption option.  During the third quarter of 2010, there were no additional conversions.

In addition, dividends in arrears of $7.0 million for the Redeemable CRA Preferred Shares were eliminated upon the conversion of these shares to Special Series A Shares.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the remaining Convertible Redeemable Shares that were not converted, if we do not repurchase the shares by January 1, 2012, the shareholders will have the option to require us to purchase the shares for the original gross issuance price per share (plus accumulated and unpaid distributions).  All declared distributions for the Convertible Redeemable CRA Shares have been paid in 2008.  As of September 30, 2010, the aggregate gross issuance price due on or after January 1, 2012 is $13.0 million, of which $0.5 million remains to be accreted.

B.	11.0% Cumulative Convertible Preferred Shares

In February 2010, 100 of these shares were converted to 108 common shares.  In March 2010, all remaining shares were converted to Special Series A Shares (see Note 18).

In addition, dividends in arrears of $18.0 million for the 11.0% Cumulative Convertible Preferred Shares were eliminated upon the conversion of these shares to Special Series A Shares.

Upon conversion of these Redeemable Securities, we recorded an increase to common shareholder’s equity of $286.2 million, representing the difference between the carrying value of the Redeemable Securities at conversion and the fair value of the Special Series A Shares issued.  On October 6, 2010, all Special Series A Shares automatically converted into common shares (see Note 29).

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

In connection with the March 2010 Restructuring, we issued a total of 19.3 million Special Series A Shares.  Most of the shares included in our classification of “Redeemable Securities” (see Note 17) and all of the shares included in “Convertible CRA Preferred Shares” were converted into 14.0 million of these shares.  In connection with the March 2010 Restructuring, C-III purchased 4.1 million of these shares for total attributable proceeds of $10.0 million.  In connection with the restructuring of our credit intermediation agreements, we issued 1.2 million Special Series A Shares to Natixis Capital Markets North America, Inc. (“Natixis”) (see Note 28).

Special Series A Shares were recorded to equity at fair value as of the date of issuance.  On October 6, 2010, all of the Special Series A Shares automatically were converted into 289,879,185 common shares (see Note 29).

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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Each Series B Special Share purchased upon the exercise of the Rights would be entitled to (i) preferential quarterly distributions; and (ii) preferential payment (in the event of our liquidation, dissolution or winding up).  Each Series B Special Share would have 1,000,000 votes and would vote together with our common shares of beneficial interest.  Finally, in the event of any merger, consolidation or other transaction in which common shares of beneficial interest are exchanged, each Series B Special Share would be entitled to receive 1,000,000 times the amount received per common share.  Series B Special Shares would not be redeemable.

The Rights Plan is intended to deter any potential acquirer of shares issued by the Company from acquiring shares which results in a loss of our net operating loss carryforwards and accordingly the Rights Plan may never be triggered.

D.	Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) were as follows:

(in thousands)	Net Unrealized Gain/(Loss) on Available-for- Sale Securities	Net Unrealized Gain/(Loss) on Derivatives, Net of tax	Net Unrealized Gain/(Loss) of Equity Investees	Net Unrealized Loss Attributable to Non-controlling Interests In Consolidated Partnerships	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2010	$(68,947)	$--	$(44,179)	$(894,711)	$(1,007,837)
Unrealized gains, net	9,176	--	16,448	--	25,624
Adoption of ASU 2009-17	56,879	--	43,005	894,711	994,595
Reclassification to net income	59,877	--	--	--	59,877
Reclassification due to deconsolidation	(1,109)	--	(15,274)	--	(16,383)
Balance at September 30, 2010	$55,876	$--	$--	$--	$55,876

(in thousands)	Net Unrealized Gain/(Loss) on Available-for- Sale Securities	Net Unrealized Gain/(Loss) on Derivatives, Net of tax	Net Unrealized Gain/(Loss) of Equity Investees	Net Unrealized Loss Attributable to Non-controlling Interests In Consolidated Partnerships	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2009	$(95,321)	$(11,622)	$(142,468)	$(894,711)	$(1,144,122)
Unrealized gains (losses), net	(48,175)	--	75,177	--	27,002
Reclassification to net loss	119,228	11,622	--	--	130,850
Balance at September 30, 2009	$(24,268)	$--	$(67,291)	$(894,711)	$(986,270)

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 19 – Non-controlling Interests

The table below provides the components of non-controlling interests as of the dates presented:

(in thousands)	September 30, 2010	December 31, 2009

Limited partners interests in consolidated partnerships	$3,195,415	$3,341,081
Preferred shares of a subsidiary (not subject to mandatory repurchase)(1)	104,000	104,000
Convertible Special Common Units (“SCUs”) of a subsidiary; 12,731 outstanding in 2010 and 2009	(88,300)	(89,375)
Convertible Special Common Interests (“SCIs”) of a subsidiary; 258 outstanding in 2009	--	364
Other(2)	5,100	5,715
Total	$3,216,215	$3,361,785

(1)   For detail of the terms of these securities (as well as Preferred shares of a subsidiary (subject to mandatory repurchase)) refer to the 2009 Form 10-K.
(2)   Other non-controlling interests primarily represent the 10% interest in CFin Holdings owned by Natixis.

(Income) loss allocated to non-controlling interests, net of tax, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Limited partners interests in consolidated partnerships	$108,267	$1,295,046	$401,642	$2,313,925
Preferred shares of a subsidiary (not subject to mandatory repurchase)	(1,556)	(1,556)	(4,669)	(4,669)
SCUs	--	95,213	(1,075)	122,147
SCIs	--	1,397	(9)	1,793
Other	(58)	1,370	1,044	1,365
Total	$106,653	$1,391,470	$396,933	$2,434,561

Limited Partners Interests in Consolidated Partnerships

Non-controlling interests in consolidated partnerships represents the equity balances of third-party investors in the Tax Credit Fund and Property Partnerships and the CMBS and High-Yield Debt Fund Partnerships.  Upon adoption of ASU 2009-17 as of January 1, 2010, we were required to consolidate almost all of the CMBS and similar trusts and six Tax Credit Fund Partnerships and 56 Property Partnerships not previously consolidated (see Note 1).  As part of the March 2010 Restructuring, we sold our co-investment, management interests in and loan receivables from the CMBS and High-Yield Debt Fund Partnerships, resulting in the deconsolidation of the funds as well as the newly consolidated trusts within the CMBS and High-Yield Debt and Fund Partnerships, negating this impact of adoption upon our equity balance.  During the nine months ended September 30, 2010, we gained control over the general partnership interest of seven Property Partnerships (three in the third quarter), which we consolidated accordingly.

Special Common Units (“SCUs”)

In connection with our 2003 acquisition of Centerline Affordable Housing Advisors, LLC (“CAHA”), our subsidiary issued membership interests in the form of 16.1 million SCUs, of which 12.7 million remained outstanding as of September 30, 2010.  Except as noted below, SCU holders are entitled to distributions at the same time as, and only if, we pay distributions on our common shares.  SCU distributions are calculated as the amount of common share distributions divided by 0.72, to adjust for the taxable nature of the income comprising the SCU distributions (the “Tax Gross-Up”).  SCU distributions are payable only to the extent of the subsidiary’s cash flow, supplemented by a loan of all but $5.0 million from the parent trust in the event of a shortfall (the “Shortfall Provision”).  Any remaining shortfall will accrue interest at a market rate and will only be payable at the time the subsidiary has sufficient cash flow.  As part of the March 2010 Restructuring, the Shortfall Provision and the Tax Gross-Up were eliminated with respect to 11.2 million SCUs.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As part of the March 2010 Restructuring, we issued a total of 19.3 million Special Series A Shares (see Note 18), resulting in a dilution of the voting rights attributable to SCU holders.  As of the date of the March 2010 Restructuring, we no longer deem the SCU holders to possess significant influence, and we no longer allocate income to SCU holders.

Special Common Interests (“SCIs”)

In February 2010, all 257,592 outstanding SCI shares were exchanged for 257,592 common shares.

NOTE 20 – General and Administrative Expenses and Provision (Recovery) for Losses

A.	General and Administrative Expenses

The table below provides the components of general and administrative expenses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Salaries and benefits	$10,400	$10,952	$34,904	$35,481
Other: Other fees	(144)	--	31,103	--
Professional fees	3,504	2,604	21,271	5,942
Tax credit fund origination and property acquisition	(2,592)	275	(2,539)	1,258
Rent expense	1,307	2,120	4,324	12,192
Miscellaneous	6,834	3,755	17,686	12,251
Total	$19,309	$19,706	$106,749	$67,124

1.	Other Fees

Other fees for the nine months ended September 30, 2010 include assumption fees of $26.5 million relating to the restructuring of certain credit intermediation agreements with Merrill Lynch (see Note 28), as well as other expenses of $2.8 million relating to the issuance of Special Series A Shares to Natixis as part of the restructuring of certain credit intermediation agreements (see Note 28).

2.	Professional Fees

The increase in professional fees for the nine months ended September 30, 2010 relates primarily to legal and other fees we incurred in connection with the March 2010 Restructuring as well as for the three and nine months ended September 30, 2010 advisory fees we incurred in connection with our management agreement with Island (see Note 26).

3.	Rent Expenses

The decrease in rent expenses is a result of the termination of two office space leases.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

B.	Provision (Recovery) for Losses

The table below provides the components of the provision (recovery) for losses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Affordable Housing loss reserve (see Note 28)	$--	$90,000	$(58,000)	$90,000
Mortgage banking loan loss reserve (see Note 28)	1,051	--	8,131	5,460
Lease termination and other related costs	5	1,023	(48,039)	29,457
Bad debt reserves	4,180	3,477	3,815	7,437
Total	$5,236	$94,500	$(94,093)	$132,354

1.	Affordable Housing Loss Reserve

During the nine months ended September 30, 2010, we recorded a $58.0 million reduction in loss reserves, primarily due to the restructuring of our credit intermediation agreements (see further discussion in Note 28 under Loss Reserve).  Partially offsetting this decrease was a $61.6 million impairment recorded on our series B Freddie Mac Certificates (see Note 21), also primarily the result of restructuring of our credit intermediation agreements.

2.	Lease Termination Costs

In connection with the March 2010 Restructuring, we settled a liability with respect to lease obligations for two office spaces no longer in use.  As part of the settlement we paid a total of $5.2 million, resulting in a net reduction of $48.0 million in lease termination costs during the first quarter of 2010.

3.	Bad Debt Reserves

We advance funds to Tax Credit Fund Partnerships to allow them to make supplemental loans to property partnerships in which they invest.  These advances along with fees receivable are assessed for collectability.  Bad debt cash recoveries and reductions of reserves earlier in the year have been offset by additional reserves taken in the second and third quarters which pertain to increases in advances as well as certain fee receivables being assessed as uncollectible.

NOTE 21 – Loss on Impairment of Assets

The table below provides the components of loss on impairment of assets for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Available-for-sale investments (see Note 7):
Series B Freddie Mac Certificates	$24,478	$30,473	$61,649	$39,022
Mortgage revenue bonds	--	448	--	448
Syndicated corporate debt	--	--	--	14
Stabilization escrow (recovery)	14	41,965	(2,478)	41,965
Other investments	--	--	348	310

Total	$24,492	$72,886	$59,519	$81,759

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.	Series B Freddie Mac Certificates

Due to our expectation of increased severity of credit losses in the mortgage revenue bonds underlying the Series B Freddie Mac Certificates, as well as agreements reached with Merrill Lynch and Natixis regarding our credit intermediation agreements (see Note 28), we reduced the projected cash flows we will receive over the life of the investment and recognized an impairment of $61.6 million during 2010.  In the third quarter of 2010, there was a further increase in the projected credit losses due to a deterioration in the projected performance of previously identified underperforming mortgage revenue bonds causing a recognized impairment of $24.5 million.

B.	Stabilization Escrow Recovery

During the nine months ended September 30, 2010, we recognized a recovery of previously recognized losses of $2.5 million (primarily in the first half of 2010) as a result of cash received from escrow releases (due to construction completion and/or stabilization of the underlying properties).

NOTE 22 – Revenues and Expenses of Consolidated Partnerships

Financial information presented for the three and nine months ended September 30, 2010 and 2009 for certain of the Tax Credit Fund Partnerships and for all of the Property Partnerships represent three and nine months ended June 30, 2010 and 2009 activity.

The table below provides the components of revenue and expenses of our Tax Credit Fund Partnerships and Property Partnerships that we consolidated for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Interest income	$477	$609	$1,300	$2,885
Rental income	27,395	19,071	79,300	55,850
Other revenues	299	327	2,923	698
Total revenues	$28,171	$20,007	$83,523	$59,433
Interest expense	$3,645	$2,980	$12,528	$7,365
Loss on impairment of assets	1,150	--	23,350	30,151
Asset management fees	7,373	8,176	31,688	24,063
Property operating expenses	8,882	7,027	31,119	23,398
General and administrative expenses	10,733	5,961	26,501	17,908
Depreciation and amortization	12,946	12,946	41,284	39,394
Other expenses	2,527	1,720	58,532	5,480
Subtotal	42,461	35,830	189,124	110,243
Total expenses	$47,256	$38,810	$225,002	$147,759
Other losses from consolidated partnerships, net	$69,984	$62,311	$299,928	$524,021

Revenue and expenses of Consolidated Partnerships for the nine months ended September 30, 2010 increased due to the addition of six Tax Credit Fund Partnerships and 56 Property Partnerships consolidated upon the adoption of ASU 2009-17 effective January 1, 2010 (see Note 1 – Change in Accounting Principle).  Substantially all of the revenue and expenses of Consolidated Partnerships are attributable to non-controlling interest.

Other expenses increased for the nine months ended September 30, 2010 primarily due to an increase of $48.3 million in the reserves against receivables due from Property Partnerships primarily as a result of a change in the methodology of calculating the collectability of the receivables. In previous years these receivables were measured for impairment along with the applicable equity investment and impairments were recognized as equity losses.  In addition, for the three and nine months ended September 30, 2010, there were increases attributable to the increase in Tax Credit Fund Partnerships and Property Partnerships that we consolidated from the first quarter of 2010 as a result of the adoption of ASU 2009-17 effective January 1, 2010.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other losses principally represent the equity losses that Tax Credit Fund Partnerships recognize in connection with their investments in non-consolidated property partnerships.  The decrease in losses during the nine months ended September 30, 2010 primarily resulted from a decrease in impairments recognized on property partnership equity investments of $203.4 million.  In addition for the nine months ended September 30, 2010 there was a decrease in losses recognized by the Tax Credit Fund Partnerships of $27.6 million as a result of foreclosures and sales.

NOTE 23 – Share-Based Compensation

In connection with the March 2010 Restructuring, 4,072,864 non-vested shares previously issued to employees and 35,881 shares previously issued to trustees were vested, resulting in additional expenses of $0.9 million recorded in the first quarter of 2010 recorded in “General and Administrative Expenses”.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 24 – Earnings per Share

The calculation of basic and diluted net loss per share is as follows:

	Three Months Ended September 30,
	2010			2009
(in thousands, except per share amounts)	Continuing Operations	Discontinued Operations		Continuing Operations	Discontinued Operations

Numerator:
Net loss attributable to Centerline Holding Company shareholders	$(31,884)	$618		$(82,355)	$(201,797)
Preferred dividends(1)	--	--		(5,011)	--
Undistributed loss attributable to Centerline Holding Company shareholders	(31,884)	618		(87,366)	(201,797)
Undistributed earnings attributable to redeemable securities	--	--		--	--
Effect of redeemable share conversions (Note 17)	(134)	--		(1,562)	--
Net loss attributable to Centerline Holding Company shareholders used for EPS calculations – basic	$(32,018)	$618		$(88,928)	$(201,797)
Undistributed earnings allocated to redeemable securities on a dilution basis	--	--		--	--
Net loss attributable to Centerline Holding Company shareholders used for EPS calculations – diluted	$(32,018)	$618		$(88,928)	$(201,797)
Denominator:
Weighted average shares outstanding
Basic	348,302	348,302		54,058	54,058
Effect of dilutive shares – Restricted shares(3)	--	--		--	--
Diluted	348,302	348,302		54,058	54,058
Calculation of EPS:
Net loss attributable to Centerline Holding Company shareholders	$(32,018)	$618		$(88,928)	$(201,797)
Weighted average shares outstanding – basic	348,302	348,302		54,058	54,058
Net loss attributable to Centerline Holding Company shareholders – basic	$(0.09)	$--	(2)	$(1.65)	$(3.73)
Net loss attributable to Centerline Holding Company shareholders	$(32,018)	$618		$(88,928)	$(201,797)
Weighted average shares outstanding –diluted	348,302	348,302		54,058	54,058
Net loss per share attributable to Centerline Holding Company shareholders – diluted	$(0.09)	$--	(2)	$(1.65)	$(3.73)

(1)   2009 includes dividends in arrears. 2010 reflects a reversal of all preferred dividends in arrears upon conversion of the preferred CRA shares into Special Series A Shares.
(2)   Amount calculates to less than a cent.
(3)   Restricted shares have been excluded from the calculation of the diluted earnings per ordinary shares because of their anti-dilutive effect.  The total restricted shares excluded from the calculations of diluted earnings per share were 8,110 for the three months ended September 30, 2009.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30,
	2010		2009
(in thousands, except per share amounts)	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations

Numerator:
Net income (loss) attributable to Centerline Holding Company shareholders	$3,795	$70,727	$(124,939)	$(239,439)
Preferred dividends(1)	25,043	--	(15,035)	--
Undistributed loss attributable to Centerline Holding Company shareholders	28,838	70,727	(139,974)	(239,439)
Undistributed earnings attributable to redeemable securities	(197)	(484)	--	--
Effect of redeemable share conversions (Note 17)	284,899	--	(4,685)	--
Net income (loss) attributable to Centerline Holding Company shareholders used for EPS calculations – basic	$313,540	$70,243	$(144,659)	$(239,439)
Undistributed earnings allocated to redeemable securities on a dilution basis	1	2	--	--
Net income (loss) attributable to Centerline Holding Company shareholders used for EPS calculations – diluted	$313,541	$70,245	$(144,659)	$(239,439)
Denominator:
Weighted average shares outstanding
Basic	279,830	279,830	53,896	53,896
Effect of dilutive shares – Restricted shares(2)	955	955	--	--
Diluted	280,785	280,785	53,896	53,896
Calculation of EPS:
Net income (loss) attributable to Centerline Holding Company shareholders – basic	$313,540	$70,243	$(144,659)	$(239,439)
Weighted average shares outstanding – basic	279,830	279,830	53,896	53,896
Net income (loss) attributable to Centerline Holding Company shareholders – basic	$1.12	$0.25	$(2.68)	$(4.44)
Net income (loss) attributable to Centerline Holding Company shareholders – diluted	$313,541	$70,245	$(144,659)	$(239,439)
Weighted average shares outstanding –diluted	280,785	280,785	53,896	53,896
Net income (loss) per share attributable to Centerline Holding Company shareholders – diluted	$1.12	$0.25	$(2.68)	$(4.44)

(1)   2009 includes dividends in arrears. 2010 reflects a reversal of all preferred dividends in arrears upon conversion of the preferred CRA shares into Special Series A Shares.
(2)   Restricted shares have been excluded from the 2009 calculation of the diluted earnings per ordinary shares because of their anti-dilutive effect. The total restricted shares excluded from the calculations of diluted earnings per share were 8,110 for the nine months ended September 30, 2009.

NOTE 25 – Financial Risk Management and Derivatives

A.	Derivative Positions

As of September 30, 2010, we held the following derivative positions:

•
Developers of Properties:  We are party to 17 interest rate swap agreements with the developers of properties relating to certain mortgage revenue bonds we previously owned.  At September 30, 2010, these swaps had an aggregate notional amount of $159.9 million, a fixed weighted average interest rate of 5.84% payable to the developers and a weighted average remaining term of 12.23 years.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
Our Affordable Housing Group is party to an interest rate swap whereby we pay a variable rate of interest (based on the SIFMA index) and receive interest at a fixed rate of 3.83%.  At September 30, 2010, the swap had a notional amount of $9.5 million, with a variable interest rate of 0.56% payable to a third party and remaining term of 12.7 years.

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

Interest rate swaps in a net liability position (“out of the money”) are recorded in accounts payable, accrued expenses and other liabilities and those in a net asset position (“in the money”) are recorded in deferred costs and other assets.  None of the swaps were designated as hedges as of the dates presented.  The amounts recorded were as follows:

(in thousands)	September 30, 2010	December 31, 2009
Net liability position	$26,319	$17,964
Net asset position	1,269	612

Presented below are amounts included in Interest expense in the Condensed Consolidated Statements of Operations related to the swaps described above:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Not designated as hedges:
Interest payments	$2,530	$4,585	$7,612	$20,523
Interest receipts	(1,009)	(998)	(2,983)	(6,807)
Change in fair value	4,863	155	9,749	(14,800)
Amortization of unrealized losses reclassified from accumulated other comprehensive income		651		2,603
Subtotal	6,384	4,393	14,378	1,519
Terminated swap contracts:
Gain on termination of free-standing derivatives	--	--	(2,052)	--
Included in interest expense	$6,384	$4,393	$12,326	$1,519

As of September 30, 2010 and December 31, 2009, we had no accumulated other comprehensive loss (exclusive of the tax impact) relating to the swaps described above.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 26 – Related Party Transactions

Investments in and Loans to Affiliates

The table below provides the components of investments in and advances to affiliates as of the dates presented:

(in thousands)	September 30, 2010	December 31, 2009
Within continued operations:
Fund advances related to property partnerships, net(1)	$54,547	$46,549
Other receivables from partnerships, net	862	820
Fees receivable and other, net	8,708	7,582
Subtotal	64,117	54,951
Less: Eliminations(2)	(59,085)	(52,969)
Total for continued operations	$5,032	$1,982
Within discontinued operations:
Loan to AMAC	$--	$79,877
Investment in AMAC common and preferred shares	12,195	12,195
Interest receivable on loan to AMAC	3,872	3,872
Fees receivable from AMAC	1,290	1,290
Subtotal	17,357	97,234
Cumulative equity losses and reserves	(17,357)	(92,934)
Subtotal	--	4,300
Co-investment in consolidated CMBS and High-Yield Debt Fund Partnerships	--	(77,400)
Co-investment in CUC	--	2,306
Fund advances related to property partnerships, net	--	707
Other receivables from partnerships, net	--	12,931
Fees receivable and other, net	--	505
Subtotal	--	(56,651)
Less: Eliminations(2)	--	64,469
Total for discontinued operation	$--	$7,818

(1)   Net of reserves of $26.6 million at September 30, 2010, and $24.0 million at December 31, 2009.
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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Impact to Statements of Operations

Our Condensed Consolidated Statements of Operations included the following amounts pertaining to related party transactions:

(in thousands)	Included in following line item on Condensed Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2010	2009	2010	2009

Within continued operations:
Expenses for management services provided by Island and procedures review payments made to Island	General and Administrative	$2,500	$--	$5,724	$--

Expenses for subservicing of mortgage loans by C-III	General and Administrative	1,738	--	4,857	--

Transition services charged to C-III, net	General and Administrative	(99)	--	(332)	--

Sublease charges to C-III	General and Administrative	(404)	--	(917)	--

Expenses for consulting and advisory services provided by TRCLP	General and Administrative	42	--	96	--

Expenses for property management services provided by TRCLP	Other Losses from Consolidated Partnerships, Net	1,497	1,359	4,454	4,201

Net interest rate swap payments to property developers controlled by TRCLP	Interest Expense	623	616	1,892	1,813

Within discontinued operations:
AMAC servicing fee income	Fee Income	--	72	(46)	223

Equity loss of CUC	Equity and Other Income	--	220	63	451

A.	Island Centerline Manager LLC (the “Manager”)

In connection with the March 2010 Restructuring, we entered into a management agreement with Island Centerline Manager LLC, an entity owned and operated by a subsidiary of Island Capital (collectively “Island”).  The agreement provides for an initial five year term and, subject to a fairness review of management fees, for successive one year renewal terms.  Pursuant to the agreement:

•	Island will provide executive management and strategic, restructuring and general advisory services to us; and

•
we will pay $5.0 million of advisory fees over a 12 month period from the date of the agreement for certain fund management review services, a $5.0 million annual base management fee and an annual incentive fee if certain EBITDA thresholds are met (as defined in the agreement).

The agreement provides each party with various rights of termination, which in our case under certain circumstances would require the payment of a termination fee in an amount equal to three times the base and incentive fee earned during the previous year.

In connection with the March 2010 Restructuring, we entered into a subservicing agreement with C-III pursuant to which C-III agreed to service and administer mortgage loans on our behalf.  During the second and third quarter of 2010 the Company paid a total amount of $4.9 million relating to these services including $0.4 million in expense reimbursement.

In connection with the March 2010 Restructuring, we entered into a sublease agreement with C-III relating to the leased space that we occupied prior to the March 2010 Restructuring and which has been used by C-III following the March 2010 Restructuring. In addition, we entered into a transition services agreement with C-III.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

B.	The Related Companies L.P.

A subsidiary of TRCLP which is controlled by Stephen M. Ross, the former chairman of our Board of Trustees, earned fees for performing property management services for various properties held in Tax Credit Fund Partnerships we manage.

In addition, as part of the March 2010 Restructuring, another affiliate of TRCLP entered into a loan agreement with our lenders (the “TRCLP Loan Agreement”) pursuant to which it assumed $5.0 million of our debt outstanding immediately prior to the March 2010 Restructuring under our Term Loan and Revolving Credit Facility (the “TRCLP Indebtedness”) in connection with CCG’s entering into a consulting and advisory agreement with the TRCLP affiliate (the “TRCLP Consultant”).

Pursuant to the consulting and advisory agreement, the TRCLP Consultant will perform certain consulting and advisory services in consideration for which CCG granted the TRCLP Consultant, among other things, certain rights of first refusal and first offer with respect to the transfer of real property owned by a Property Partnership controlled by CCG as well as the transfer of equity interests in Property Partnerships and agreed to pay the TRCLP Consultant certain fees and expenses.  The fee payable by CCG to the TRCLP Consultant will be payable quarterly and will be in an amount equal to the interest incurred on the TRCLP Indebtedness for such quarter.  The consulting and advisory agreement has a three year term and automatically renews for one year terms unless CCG provides timely written notice of non-renewal to the TRCLP Consultant.

The consulting and advisory agreement is terminable by CCG and the TRCLP Consultant by mutual consent as specify in the consulting and advisory agreement.  If the consulting and advisory agreement is terminated by CCG due to a change of control of the Company, CCG is obligated to pay the TRCLP Consultant a termination fee in the amount of the fair market value of the TRCLP Consultant’s remaining rights under the consulting and advisory agreement determined in accordance with procedures specified in the agreement.  If the consulting and advisory agreement is terminated by CCG because the TRCLP Consultant or any of its affiliates engaged in a specified competitive business, the Company or CCG will assume all obligations under the TRCLP Loan Agreement and indemnify the TRCLP Consultant and its affiliates for any loss, cost and expense incurred from and after the date of such assumption.

If CCG and the TRCLP Consultant mutually agree to terminate the consulting and advisory agreement, each party (and certain of their respective affiliates) will be obligated to pay 50% of the outstanding obligations under the TRCLP Indebtedness.  If the TRCLP Consultant terminates the consulting and advisory agreement by prior written notice to CCG absent a continuing default by CCG, the TRCLP Consultant and certain of its affiliates will be jointly and severally obligated to pay the outstanding obligations under the TRCLP Loan Agreement.  If the TRCLP Consultant terminates the consulting and advisory agreement in the event of a continuing default under the agreement by CCG, the Company and CCG will be jointly and severally obligated to pay the outstanding obligations under the TRCLP Loan Agreement.  If CCG terminates the consulting and advisory agreement in the event of a continuing default under the agreement by the TRCLP Consultant or in the event the TRCLP Consultant has not reasonably performed its duties under the agreement, the TRCLP Consultant and certain of its affiliates will be jointly and severally obligated to pay the outstanding obligations under the TRCLP Loan Agreement.  If CCG terminates the consulting and advisory agreement in the event of a change in control of the Company or in the event the TRCLP Consultant or any of its affiliates enters into specified competitive businesses, the Company and CCG will be jointly and severally obligated to pay the outstanding obligations under the TRCLP Loan Agreement.

The $5.0 million of debt assumed by TRCLP was recorded as an extinguishment of debt for which we deferred a $5.0 million gain. The deferred gain will be recognized into income over the life of the consulting agreement.  As of September 30, 2010, the unrecognized balance was $5.0 million.

C.	Fund Advances Related to Property Partnerships, Net

Fund advances related to property partnerships represent monies we loaned to certain Tax Credit Fund Partnerships to allow them to provide financial support to property partnerships in which they invest.  We expect the Tax Credit Fund Partnerships will repay those loans from the release of reserves, proceeds from asset sales and other operating sources.  Loans we made (net of recoveries) were $5.6 million and $6.7 million in the nine months ended September 30, 2010 and 2009, respectively ($1.1 million in the third quarter of 2010 and $2.5 million in the third quarter of 2009).  In connection with the restructuring of certain credit intermediation agreements, certain of these fund advances were contributed to our Centerline Guaranteed Holdings LLC (“Guaranteed Holdings”) and CFin Holdings subsidiaries.  See Affordable Housing Transactions – Property Partnerships in Note 28).

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In the March 2010 Restructuring, we sold the loan and the collateral management contract for a total proceeds of $3.3 million. As we are only managing AMAC until approval of its plan of bankruptcy, recorded a full impairment of our investment in AMAC common shares, sold the loan and will be recording no future equity income, we have included AMAC within discontinued operations. We recorded a $1.0 million loss on the sale of the loan and collateral management contracts (see Note 2).

On April 26, 2010, AMAC filed, as part of its plan for liquidation, a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (Case No. 10-12196).  On October 4, 2010 the court entered an order confirming the AMAC plan of bankruptcy which will become effective on October 15, 2010 (see Note 29).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Revenue
Affordable Housing	$31,444	$30,499	$91,698	$95,937
Mortgage Banking	14,329	8,419	36,274	28,556
Corporate	194	354	1,929	2,668
Consolidated Partnerships	28,171	20,007	83,523	59,433
Elimination of intersegment transactions	(20,159)	(14,900)	(52,647)	(51,680)
Consolidated Revenues	$53,979	$44,379	$160,777	$134,914
Depreciation and Amortization
Affordable Housing	$695	$1,426	$2,240	$6,912
Mortgage Banking	2,701	2,408	7,920	7,297
Corporate	2,249	3,567	7,545	13,665
Consolidated Depreciation and Amortization	$5,645	$7,401	$17,705	$27,874
Depreciation and Amortization of Consolidated Partnerships	$12,946	$12,946	$41,284	$39,394
Net Income (Loss) Attributed to Centerline Holding Company Shareholders
Affordable Housing	$(25,258)	$(162,830)	$(16,444)	$(161,901)
Mortgage Banking	5,941	902	5,579	1,318
Corporate	(12,652)	76,983	13,176	28,795
Consolidated Partnerships	8	(114)	(15)	(119)
Eliminations of intersegment transactions	77	2,704	1,499	6,968
Total Net Income (Loss) Attributable to Centerline Holding Company Shareholders – continuing operations	$(31,884)	$(82,355)	$3,795	$(124,939)

(in thousands)	September 30, 2010	December 31, 2009
Identifiable Assets
Affordable Housing	$1,158,585	$1,074,696
Mortgage Banking	129,890	102,521
Corporate	138,951	153,080
Consolidated Partnerships	4,242,979	4,446,472
Eliminations of intersegment balances	(440,478)	(427,140)
Consolidated Assets – continuing operations	$5,229,927	$5,349,629

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

Total potential exposure pursuant to these transactions at September 30, 2010 is $1.4 billion, assuming the funds achieve no return whatsoever beyond the September 30, 2010 measurement date (this assumes that all underlying properties fail and are foreclosed upon, causing us to invoke the “calamity call” provision in each fund on  September 30, 2010).  Of these totals:

•	Five of the agreements (with $573.7 million of the potential exposure) are transacted by our subsidiary, Centerline Financial, an isolated special purpose entity wholly owned by CFin Holdings.

•
Seven of the agreements (with $436.9 million of the potential exposure) are with our subsidiary, CFin Holdings, an isolated special purpose entity owned 90% by CCG and 10% by Natixis. On March 5, 2010, we entered into with Natixis a Master Novation, Stabilization, Assignment, Allocation, Servicing and Asset Management Agreement (the “Natixis Master Agreement”) pursuant to which six of the credit intermediation agreements (with $397.6 million of the potential exposure) originally transacted with Centerline Capital Group Inc. (“CCG”) and Centerline Holding Company (“CHC”) were terminated and assumed by CFin Holdings. Pursuant to an amendment to the Natixis Master Agreement entered into on June 30, 2010, one of the agreements that had been transacted with Centerline Financial (with $39.3 million of potential exposure) was novated and CFin Holdings assumed the obligations thereunder.

•
Eight of the credit intermediation agreements (with $370.5 million of the potential exposure) are with Centerline Guaranteed Holdings LLC, an isolated special purpose entity and wholly owned subsidiary of CCG. On March 5, 2010, the Company entered into with Merrill Lynch a Master Assignment, Stabilization, Assignment Allocation and Asset Management Agreement (the “Merrill Transaction Assignment Agreement”) pursuant to which the eight credit intermediation agreements originally transacted with CCG and CHC were assigned and assumed by Centerline Guaranteed Holdings LLC, which was capitalized with all current and future voluntary loans, receivables, and SLP fees associated with all Merrill Credit Enhanced Funds, deposit collateral of $66.5 million held by Merrill Lynch, and $0.1 million in cash.

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

In connection with the Merrill Transaction Assignment Agreement, CHC entered into a Reaffirmation of Guarantee in favor of Merrill Lynch whereby under certain circumstances CHC will indemnify Merrill for losses incurred under the yield transactions to the extent these losses are caused by events that occurred prior to the execution of the Merrill Transaction Assignment Agreement.  As part of the Merrill Transaction Assignment Agreement, if certain conditions are met, we have agreed to terms for the restructuring of certain bonds that were part of the December 2007 re-securitization and Merrill has agreed to allow certain assets of Guaranteed Holdings to be used for these bond restructurings.  In connection with the Transaction Assignment Agreement, we accrued a $26.5 million assumption fee in “Other Fees” within “General and Administrative Expenses” on our Condensed Consolidated Statements of Operations.  The fee is due upon the termination of certain yield transactions and is calculated as the greater of $42.0 million or 50% of the value of the collateral securing Guaranteed Holdings’ obligations under these yield transactions.

The carrying value of all the above obligations under credit intermediation agreements, representing the deferral of the fee income over the obligation periods, was $24.8 million as of September 30, 2010 and $27.8 million as of December 31, 2009.  This amount is included in “Deferred revenues” within “Accounts payable, accrued expense and other liabilities” on our Condensed Consolidated Balance Sheets.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Loss Reserve Relating to Yield Transactions

During 2009, we developed a strategy to address a marked decline in the operating performance of many of the non-stabilized properties underlying our Affordable Housing investments, to manage our exposure under the yield transactions described above and to address the declining cash flows to our Series B Freddie Mac Certificates.  To address these matters and their potential impact on our interests, we expect to restructure many of the mortgage revenue bonds to allow the bonds secured by these properties to stabilize.  In connection with the Natixis Master Agreement and the Merrill Transaction Assignment Agreement, we have agreed to terms for the restructuring of certain of the mortgage revenue bonds.  This strategy, including the terms agreed to in the Natixis Master Agreement and the Merrill Transaction Assignment Agreement, entails cash infusions, which could approximate $295.4 million, from us and other parties with an economic interest in the properties, or may result in a reduction in the principal balance of our Series B Freddie Mac Certificates.

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

Should the Primary Intermediators expend cash to execute these restructurings, CFin Holdings, CFin or Guaranteed Holdings may have to reimburse them or they may have to forfeit cash that we have deposited as collateral.  Should the Primary Intermediators not expend cash to the extent we have projected, we could incur additional impairments of our Series B Freddie Mac Certificates.  We have analyzed the expected operations of the underlying properties and, as of September 30, 2010, maintain a reserve for possible losses of $82.0 million.  As of December 31, 2009 the reserve for possible losses was $140.0 million.  In addition, the impact of the assumed restructuring led to a $61.6 million impairment of our Series B Freddie Mac Certificates (see Notes 7 and 21).

We have not yet been called upon to make payments under the yield transaction obligations.  However, certain cash and other assets were pledged as collateral to Merrill Lynch and Natixis by CFin, CFin Holdings, and Guaranteed Holdings. Potential additional collateral will be posted by Guaranteed Holdings from the future sale proceeds of three properties in the Merrill Lynch Credit Enhanced portfolio.  As of September 30, 2010, Guaranteed Holdings maintained collateral to satisfy Merrill Lynch’s collateral requirements, consisting of cash deposits of $66.5 million which is included in “Deferred costs and other assets, net” on our Condensed Consolidated Balance Sheets.  In addition, as of September 30, 2010, Centerline Financial and Guaranteed Holdings maintained a cash balance of $67.6 million included in “Cash and cash equivalents” as a capital requirement in support of their exposure under their credit intermediation agreements.

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

We have hired qualified property managers for each of the property partnerships in order to improve the performances of these partnerships.  During our holding period, we may need to support the property partnerships if they have not yet reached stabilization or we may choose to fund deficits as needed, to protect our interests.  The assets continue to be actively managed to minimize the necessary cash flow outlays and maximize the performance of each asset.  Due to the uncertain nature of cash needs at these property partnerships, we cannot estimate how much may ultimately be advanced while we own the general partner and co-general partner interests.

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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2010, we had a $54.5 million receivable for advances as described above, net of a $26.6 million reserve for bad debt (see Note 26).  This includes $21.7 million (net of a $5.3 million reserve) recorded in CAHA’s books and $32.8 million (net of a $21.3 million reserve) recorded in our isolated special purpose entities’ CFin Holdings and Guaranteed Holdings books, including $25.1 million net receivables that were assigned by CAHA to these entities on March 5, 2010 in connection with the restructuring of the Yield Transactions as part of Receivables Assignment and Assumption Agreements with both Natixis and Merrill.

B.	Forward Transactions

At September 30, 2010, we had forward commitments to originate loans under Freddie Mac programs of $36.2 million for mortgages to be funded through December 2010.  Each lending commitment has an associated purchase commitment from Freddie Mac.

In addition, as of September 30, 2010, we had commitments to sell mortgages that have already been funded to GSE’s totaling $57.0 million, which are included in “Investments – Other” as “Mortgage loans held for sale” on the Condensed Consolidated Balance Sheets.

C.	Mortgage Loan Loss Sharing Agreements

Under the DUS program, we originate loans through one of our subsidiaries that are thereafter purchased or credit enhanced by Fannie Mae.  Pursuant to a master loss sharing agreement with Fannie Mae, we retain a first loss position with respect to the loans that we originate and sell under this program.  For these loss sharing loans, we assume responsibility for a portion of any loss that may result from borrower defaults, based on the Fannie Mae loss sharing formulas, and Fannie Mae risk Levels I, II or III.  All of the 945 loss sharing loans in this program as of September 30, 2010, were Level I loans.  For a majority of these loans, if a default occurs, we are responsible for the first 5% of the unpaid principal balance and a portion of any additional losses to a maximum of 20% of the original principal balance; any remaining loss is borne by Fannie Mae.  For 98 loans, a modified risk sharing arrangement is applied in which our risk share is 0% to 75% of our standard overall share of the loss.  For Level II and Level III loans, we may carry a higher loss sharing percentage.  Pursuant to this agreement, we are responsible for funding 100% of mortgagor delinquency (principal and interest) and servicing advances (taxes, insurance and foreclosure costs) until the amounts advanced exceed 5% of the unpaid principal balance at the date of default.  Thereafter, for Level I loans, we may request interim loss sharing adjustments which allow us to fund 25% of such advances until final settlement under the master loss sharing agreement.  No interim sharing adjustments are available for Level II and Level III loans.

We also participate in loss sharing transactions under Freddie Mac’s Delegated Underwriting Initiative (“DUI”) program whereby we originate loans that are purchased by Freddie Mac.  Under the terms of our master agreement with Freddie Mac, we are obligated to reimburse Freddie Mac, for a portion of any loss that may result from borrower defaults in DUI transactions.  For such loans, if a default occurs, our share of the standard loss will be the first 5% of the unpaid principal balance and 25% of the next 20% of the remaining unpaid principal balance to a maximum of 10% of the unpaid principal balance.  The loss on a defaulted loan is calculated as the unpaid principal amount due, unpaid interest due and default resolutions costs (taxes, insurance, operation and foreclosure costs) less recoveries.  As of September 30, 2010, we had 57 loss sharing loans in this program.

Our maximum exposure at September 30, 2010, pursuant to these agreements, was $987.6 million (representing what we would owe in accordance with the loss sharing percentages with Fannie Mae and Freddie Mac described above if every loan defaulted and losses were incurred in amounts equal to or greater than these levels for which we are responsible), although we believe this amount is not indicative of our actual potential losses.  We maintain an allowance for loan losses for loans originated under these product lines at a level that, in management’s judgment, is adequate to provide for estimated losses.  At September 30, 2010 and December 31, 2009, that reserve was $31.6 million and $24.2 million, respectively, which represents our estimate of potential losses as of those dates.  The reserve is recorded in “Accounts payable, accrued expenses and other liabilities” on our Condensed Consolidated Balance Sheet.

As of September 30, 2010, we maintained collateral consisting of money market and short-term investments of $10.9 million, which is included in “restricted cash” on our Condensed Consolidated Balance Sheet, to satisfy two Fannie Mae collateral requirements.

We are also required by the master agreement with Freddie Mac to provide collateral in the amount of 8% of the original principal balance as security for payment of the reimbursement obligation.  The collateral can include a combination of the net worth of one of our Mortgage Banking subsidiaries, a letter of credit and/or cash.  To help cover this collateral requirement, we have letters of credit arrangement with Bank of America as a part of our Revolving Credit Facility (see Note 13).  At September 30, 2010, commitments under this agreement totaled $12.0 million.

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

Federal Securities Cases

On January 18, 2008, the first of the federal securities putative class actions was filed against us and certain of our officers and trustees in the United States District Court for the Southern District of New York.  Thereafter, five other, essentially duplicative putative class actions were also filed in the same court.  The complaint in each case asserted that we and other defendants allegedly violated federal securities law by failing to disclose in a timely fashion our December 2007 re-securitization with Freddie Mac.  On May 5, 2008, the Court designated Centerline Investor Group, which is made up of several shareholders, as lead plaintiff for these cases.  Pursuant to the Court’s stipulation and order dated March 3, 2008, the lead plaintiff filed a consolidated complaint on July 7, 2008 in this action, In re Centerline Holding Company Securities Litigation, No. 08 CV 00505.  The consolidated complaint also alleges violations of the federal securities laws in connection with our announcement of the Freddie Mac transaction, changes to the Company’s business model, and the reduction in dividend guidance policy, and seeks an unspecified amount of compensatory damages and other relief on behalf of all persons or entities that purchased the common stock of Centerline Holding Company during the period March 12, 2007 through December 28, 2007.  The defendants in this action filed a motion to dismiss the consolidated complaint on October 27, 2008 and the motion was granted by U.S. District Court Judge Shira Scheindlin on January 12, 2009.  Judge Scheindlin granted the lead plaintiff leave to replead, and the lead plaintiff filed an Amended Consolidated Complaint on March 13, 2009.  On April 30, 2009, the defendants in this case filed a motion to dismiss the Amended Consolidated Complaint. The lead plaintiff filed his opposition to defendants’ motion to dismiss on June 12, 2009 and the defendants filed their reply to the opposition motion filed by the plaintiff on June 30, 2009.  On August 4, 2009 the defendants’ motion to dismiss was granted and the case was dismissed without leave for the plaintiff to replead.  On September 2, 2009, plaintiff filed an appeal of the District Court’s decision with the Second Circuit Court of Appeals.  Both the plaintiff and the defendants filed briefs in this appeal and oral argument before the Second Circuit Court of Appeals was held on April 7, 2010.  By summary order dated June 9, 2010, the Second Circuit Court of Appeals affirmed the District Court’s dismissal of the plaintiff’s claims in their entirety.  On June 29, 2010, the plaintiff filed a petition for reconsideration and rehearing en banc of the June 9, 2010 summary order.  The Second Circuit Court of Appeals denied plaintiff’s petition on August 20, 2010.

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

On April 28, 2008, a consolidated amended verified complaint alleging breaches of fiduciary duties of loyalty, candor, due care, fair dealing, waste of corporate assets and unjust enrichment, was filed against us and our board of trustees in Carfagno v. Schnitzer et al., 08 CV 912 (SAS) and Broy v. Blau, 08 CV 1971 (SAS), pending in the U.S. District Court for the Southern District of New York.  The action was styled both as a derivative suit and as a class action on behalf of all holders of Centerline securities who qualified to purchase our 11.0% Preferred Shares pursuant to the rights offering but who did not do so.  In late March 2009, the plaintiffs and defendants reached a basis of settlement which would require a reduction in the rate payable on the 11.0% Convertible Preferred Shares held by TRCLP and its affiliates to 95% and an increase in the conversion price from $10.75 to $12.35.  A Stipulation of Settlement was filed with the U.S. District Court (S.D.N.Y.) on April 8, 2009 and a fairness hearing for approval of the settlement was held May 18, 2009.  At that time, the District Court entered a Final Judgment approving the Settlement, which was to become effective once the Delaware Court of Chancery dismisses the Off and Ciszerk matters with prejudice.  Prior to dismissal of the Off and Ciszerk matters, TRCLP as the holder of a majority of the 11.0% Preferred Shares, consented to an amendment and restatement of the certificate of designation for such series of shares to reflect the foregoing changes and such amendment and restatement was adopted on March 5, 2010.  On December 16, 2009, the Delaware Chancery Court dismissed the Off matter with prejudice and on April 12, 2010, that court dismissed the Ciszerk matter with prejudice.  On March 8, 2010, the U.S. District Court for the Southern District of New York entered the parties’ stipulation of dismissal of the Kanter matter with prejudice.  On April 14, 2010, the U.S. District Court for the Southern District of New York confirmed the effectiveness of the Carfagno settlement.  On April 21, 2010, the parties entered into a stipulation dismissing the Kramer matter without prejudice.  On August 5, 2010, the parties entered into a stipulation dismissing the Kastner and Kostecka matters with prejudice and on September 8, 2010 this stipulation was submitted to the New York Supreme Court for approval.

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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On or about November 25, 2009, affiliates of Centerline commenced two actions against David Rubin, Marc Gelman and various affiliates of Enhanced Affordable Development Co., LLC that have served as the managing members or general partners of the Lake Point, Orchard Mill, Shannon Lake, Fox Hollow and Huntington Reserve LIHTC projects.  One of the lawsuits, entitled Centerline Capital Group Inc. v. Lake Point Management, LLC, et al., Index No. 603602/09 (NY Co. Sup. Ct.) (the “CCG v. Lake Point Case”), seeks money damages, injunctions and declaratory relief respecting breaches of the operating agreements, partnership agreements and certain guarantee agreements for those projects and the removal of the Enhanced entity as the managing member or general partner of each such project.  The second lawsuit, entitled CharterMac Atlanta SLP LLC, et al. v. Rubin, et al., Index No. 603601/09 (NY Co. Sup. Ct.) (the “CharterMac Case”), arises from the termination of certain interest rate swap agreements due to loan defaults by the borrower on the mortgage loan for each of those five projects.  A Centerline affiliate serves as the servicer for the mortgage loan for each of the five project partnerships.  On or about March 8, 2010, the defendants in the Centerline v. Lake Point  Case served their Answer, Counterclaims and Third-Parties Complaint, in which they asserted: (i) counterclaims against Centerline for breach of contract, breach of fiduciary duty and tortious interference with contract; (ii) third-party claims against CharterMac Atlanta SLP LLC, CharterMac Lake Point Associates LLC, CharterMac Orchard Mill Associates LLC, CharterMac Shannon Lake Associates LLC, CharterMac Credit Enhanced SLP LLC-Series G, and Centerline Credit Enhanced Partners LP-Series G (collectively, the “CharterMac Case Subsidiaries”), which are subsidiaries of Centerline Credit Enhanced Partners LP-Series F or Centerline Credit Enhanced Partners LP-Series G, the investors in the Projects and the plaintiffs in the CharterMac Case, for breach of fiduciary duty and conspiracy to breach fiduciary duty; (iii) third-party claims against an officer of Centerline for allegedly aiding and abetting breaches of fiduciary duty and conspiracy to breach fiduciary duties; and (iv) a counterclaim against Centerline and a third-party claim against the bond trustees for the Projects seeking a declaratory judgment about the use of certain escrows held by those trustees.  The counterclaims against Centerline seek money damages that are alleged to exceed $81 million in the aggregate and the third-party claims against the CharterMac Case Subsidiaries seek money damages that are alleged to exceed $51 million in the aggregate.  The counterclaims and third-party claims also seek, among other things, punitive damages of not less than $50 million and attorneys’ fees from the Company and the CharterMac Case Subsidiaries.  On or about June 30, 2010, the parties to both lawsuits and their affiliates entered into a written settlement agreement, pursuant to which the lawsuits, including all claims asserted or that could have been asserted in those actions, will be dismissed with prejudice and all such claims released.  The settlement does not require the payment of any money to any of the Enhanced parties by any of the Centerline parties, except that certain Enhanced entities that served as property managers for apartment complexes owned by the project companies will receive property management fees for those services through September 30, 2010.  A settlement has now been consummated and both actions, including all claims, counterclaims and third-party claims, have been dismissed with prejudice.

On or about July 23, 2010, Locust Street Lofts, LP, (“Lofts”), Locust Street Tenant, LP, (“Tenant”), Elias Haus Partners, LLC, Elias Tenant, LLC, Bill L. Bruce and Richard Yackey commenced an action in the Circuit Court of the City of St. Louis, Missouri, entitled Locust Street Lofts, LP, et al v. CCL Locust Street Owner LLC, et al., Cause No. 1022-CC10087, against certain subsidiaries of the Company and investment funds managed by the Company’s subsidiaries (the “Centerline Locust Street Defendants” ).  The plaintiffs, however, did not immediately serve the summons and complaint on the Centerline Locust Street Defendants.  On or about September 20, 2010, the Centerline Locust Street Defendants served their answer and counterclaim and filed certain motions in the action, including one for a preliminary injunction or the appointment of a receiver.

The complaint asserts claims that certain of the investment funds managed by the Company’s subsidiaries breached certain contracts by not paying a total of approximately $1.2 million in capital contributions to Lofts and Tenant, which are project partnerships in which certain of the Centerline Locust Street Defendants are limited partners.  The complaint also alleges that the Centerline Locust Street Defendant that serves as the special limited partner for Lofts and Tenant improperly removed certain plaintiffs from their positions as the general partners of Lofts and Tenant. The complaint seeks money damages of approximately $1.2 million, interest, costs, attorneys’ fees and declaratory relief.  The parties are currently engaged in expedited discovery in connection with the motion for a preliminary injunction or a receiver.  That motion is scheduled for an evidentiary hearing beginning on October 13, 2010.  The Centerline Locust Street Defendants intend to defend the claims asserted against them and to prosecute their counterclaims vigorously.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

E.	Other Contingent Liabilities

We have entered into several transactions pursuant to the terms of which we will provide credit support to construction lenders for project completion and Fannie Mae conversion.  In some instances, we have also agreed to acquire subordinated bonds to the extent the construction period bonds do not fully convert.  In some instances, we also provide payment, operating deficit, recapture and replacement reserve guarantees as business requirements for developers to obtain construction financing.  Our maximum aggregate exposure relating to these transactions was $203.9 million as of September 30, 2010 (although, to date, we have had minimal exposure to losses under these transactions and anticipate no material liquidity requirements in satisfaction of any guarantee issued).

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

Centerline Financial has two credit intermediation agreements to provide for monthly principal and interest debt service payments for debt owed by property partnerships owned by third parties, to the extent there is a shortfall in payment from the underlying property.  In return, we receive fees monthly based on a fixed rate until the expiration of the agreements which occur in 2023 and 2025.  Total potential exposure pursuant to these transactions is $33.7 million as well as monthly interest obligations, assuming the bonds default and cannot be sold.  The recourse upon default would be to acquire the bond and foreclose on the underlying property at which point the property would either be rehabilitated or sold.  The carrying value of these obligations, representing the deferral of the fee income over the obligation period, was $0.9 million as of September 30, 2010.  This amount is included in “Deferred revenues” within “Accounts payable, accrued expenses and other liabilities” on our Condensed Consolidated Balance Sheets.

As indicated in Note 26, an affiliate of TRCLP assumed $5.0 million of the debt under our Term Loan and Revolving Credit Facility in connection with a consulting and advisory agreement we entered into with the TRCLP affiliate. Under the consulting agreement, we are obligated to pay fees to the TRCLP affiliate equal to the interest payable on the TRCLP Loan.

Under the terms of the agreement and as detailed in Note 26, in some cases, if we terminate the agreement we may be obligated to immediately repay the remaining principal balance of the TRCLP Loan.

NOTE 29 – Subsequent Events

A.	Mortgage Banking Warehouse Facility

On October 4, 2010, we entered into our new mortgage banking warehouse facility agreement.  The new warehouse facility has a capacity of $100 million and matures in September 2011.  The new warehouse facility bears interest at LIBOR plus 2.5%.

B.	Amendment to Trust Agreement

On October 6, 2010, our shareholders approved the proposed amendment to our trust agreement that, among other things, increased the number of our shares authorized for issuance from 160,000,000 shares to 800,000,000 shares.  At that time, all of the Special Series A shares automatically were converted to common shares at 1:15 ratio.  Following such conversion, the number of outstanding common shares was 348,301,602.

C.	AMAC Bankruptcy

On October 15, 2010 the United States Bankruptcy Court approval of AMAC bankruptcy plan became effective.  At that date all of AMAC’s outstanding shares were extinguished and Centerline’s management of AMAC and its assets ceased and was taken over by C-III, Initial Assets LLC.  As a result of the completion of the AMAC bankruptcy, all of AMAC’s assets, which had been previously fully reserved, were written off.

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

This MD&A contains forward-looking statements; please see page 91 for more information.

Significant components of the MD&A section include:	Page

SECTION 1 – Overview The overview section provides a summary of Centerline and our reportable business groups. We also include a discussion of factors affecting our consolidated results of operations as well as items specific to each business group.	58

SECTION 2 – Consolidated Results of Operations The consolidated results of operations section provides an analysis of our results on a consolidated basis for the three and nine months ended September 30, 2010, against the comparable prior year period. Significant subsections within this section are as follows:	61

Comparability of Results	61
Summary Consolidated Results	63
Revenues	64
Expenses	65
Other Items	69
Income Taxes	71
Accounting Changes	72
Inflation	72

SECTION 3 – Results by Group The results by segment section provides an analysis of our results on a reportable group basis for the three and nine months ended September 30, 2010, against the comparable prior year period. We provide certain statistical information by segment and discuss known trends and uncertainties. Significant subsections within this section are as follows:	73

Affordable Housing	74
Mortgage Banking	82
Corporate	84
Consolidated Partnerships	87

SECTION 4 – Liquidity and Capital Resources The liquidity and capital resources section provides discussion of our ability to generate adequate amounts of cash to meet our current and future needs. Significant subsections within this section are as follows:	88

Liquidity	88
Cash Flows	89
Liquidity Requirements after September 30, 2010	90
Fair Value Disclosures	90
Capital Resources	92
Commitments and Contingencies	95

SECTION 5 – Forward Looking Statements	95

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

SECTION 1 – OVERVIEW

Centerline Holding Company (OTC: CLNH), together with its subsidiaries, provides real estate financial and asset management services, with a focus on affordable and conventional multifamily housing.  We offer a range of debt and equity financing and investment products to developers, owners and investors.  We originate debt and equity products for affordable and market-rate multifamily properties, sponsor and manage 135 public and private real estate investment funds for institutional and retail investors, and service and manage mortgage loans on behalf of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), known collectively as Government-Sponsored Enterprises (“GSE’s”), as well as the Government National Mortgage Association (“Ginnie Mae”) and the Federal Housing Administration (“FHA”).  Centerline Holding Company, or its predecessor entities, has been in continuous operation since 1972; it became a public company in 1997.  Organized as a statutory trust created under the laws of Delaware, we conduct substantially all of our business through our subsidiaries, generally under the designation Centerline Capital Group.  The terms “we”, “us”, “our” or “the Company” as used throughout this document refer to the business as a whole, or a subsidiary, while the term “parent trust” refers only to Centerline Holding Company as a stand-alone entity.

We operate through two core business groups: Affordable Housing and Mortgage Banking.  Our Corporate Group, comprising the Finance and Accounting, Legal, Corporate Communications and Operations departments, supports our two business groups.  In addition, we consolidate certain funds we control, notwithstanding the fact that we may have only a minority, and in most cases negligible, economic interest.  These funds are included in our Consolidated Partnership group.

We have had historical success in assessing and managing real estate risk and, inclusive of our predecessors, have operated for over 38 years through varied economic and real estate cycles.  Our team of professionals, with a unique balance and combination of capital markets and real estate expertise, think creatively in order to achieve highly practical, customized solutions for real estate investors, developers and owners.

Disruption in worldwide credit markets that began in 2007 and continued into 2010 has adversely affected all of our businesses.  Ongoing lack of market liquidity severely limited capital available for investment, particularly in the affordable housing market.  The current economy has depressed asset values, limited our ability to raise equity capital to grow assets under management, lowered origination volumes, led to increased default rates within our portfolios, and in the case our credit risk products businesses, led to business dormancy.  These factors significantly reduced our earnings power and negatively affected Centerline’s own liquidity.

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

As a result of the above economic factors and a capital structure that was difficult to support, in March 2010, we completed a comprehensive restructuring of the Company (the “March 2010 Restructuring”), whereby we:

•	sold our Portfolio Management Group and the portion of the Commercial Real Estate Group that did not relate to loan originations;

•	amended and restructured our senior credit facility;

•	restructured various components of our equity and issued a new series of shares;

•	restructured our credit intermediation agreements by assigning obligations of CHC and CCG under credit intermediation agreements to certain isolated special purpose entities; and

•	settled a majority of our unsecured liabilities.

As a result of the March 2010 Restructuring, we recorded aggregate gains and reduction to expenses of $74.2 million in the first quarter of 2010 related to settlements of unsecured liabilities for less than accrued amounts and $20.5 million for the disposition of businesses we sold for total proceeds of $100.0 million, net of $10.0 million attributable to the proceeds from the sale of 4.1 million shares of Special Series A Shares to affiliates of Island Capital.  Our Portfolio Management Group, and the debt fund management and special servicing business activities of the Commercial Real Estate Group, including the assets we disposed of, are no longer reflected in the consolidated financial statements.  Business activities that were previously part of the Commercial Real Estate Group, but were not sold as part of the March 2010 Restructuring, are now included in the Mortgage Banking Group.  For a description of our current operating groups, see Business Groups below.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Primarily as a result of the restructuring of our credit intermediation agreements, we recorded a $58.0 million reduction in the Affordable Housing loss reserve, as well as impairments of $61.6 million to our Series B Freddie Mac Certificates during the nine months ended September 30, 2010.  Additionally, in connection with this restructuring, we accrued assumption fee expenses of $26.5 million during the nine months ended September 30, 2010.

The March 2010 Restructuring now positions us for stability and potential for growth in our remaining core businesses of Low-Income Housing Tax Credit (“LIHTC”) fund origination, asset management, and affordable and conventional multifamily lending.

Business Groups

Affordable Housing

Our Affordable Housing Group provides equity and debt financing to properties that benefit from the LIHTC or other financial structures intended to promote development of affordable multifamily housing properties (collectively “Tax Credit”).  Activities in the Affordable Housing Group can be grouped into three segments: Equity Financing, Debt Financing, and Credit Risk Products.

Equity Financing

The LIHTC Program was established as part of the Tax Reform Act of 1986 to encourage the development of affordable rental housing for low-income families.  We sponsor and manage funds for institutional and retail investors that invest in affordable housing properties nationwide.  We have been an industry leader in fund origination and management since inception of the LIHTC Program, and have captured significant market share.  We have raised over $9.9 billion in LIHTC equity for 135 LIHTC funds and currently manage $9.3 billion in LIHTC funds.  We have provided financing for over 1,500 affordable rental properties in 47 states, Puerto Rico and the District of Columbia.

Management of LIHTC equity funds involves fund origination, underwriting, property acquisition, asset management and administration.  Revenues earned include:

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

Debt Financing

Historically, we acquired mortgage revenue bonds that financed affordable multifamily housing projects.  In December 2007, we re-securitized a major portion of our affordable housing mortgage revenue bond portfolio with Freddie Mac.  For accounting purposes, most of the re-securitization was treated as a sale.  We retained senior Freddie Mac credit-enhanced certificates that collateralize the preferred shares of one of our subsidiaries, a high-yielding residual interest in the portfolio, as well as servicing rights, as part of the re-securitization transaction.  As a result of the re-securitization transaction, we earn interest income on the retained certificates and the interest income allocated to the high-yielding residual interest.

We are not acquiring mortgage revenue bonds at the present time, though we continue to originate, underwrite and service mortgage loans for affordable housing properties using the same agency lending programs our Mortgage Banking Group utilizes for its mortgage originations, including Fannie Mae, Freddie Mac, Ginnie Mae and FHA.  We earn servicing fees related to the Freddie Mac mortgage revenue bonds and other affordable debt products we originate (for further discussion of agency lending programs, as well as fees earned, see Mortgage Banking below).

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Credit Risk Products

The Credit Risk Products Group, which prior to the March 2010 Restructuring was one of our separate reportable segments, has been incorporated into the Affordable Housing Group operating segment.

Through Credit Risk Products, we have provided credit intermediation, primarily in the form of credit default swaps (“CDS”) to facilitate the delivery of specified rates of return on some of the Tax Credit funds we originate.  We provide CDS through Centerline Financial Holdings LLC (“Centerline Financial Holdings”) and its subsidiary, Centerline Financial LLC (“Centerline Financial”), isolated special purpose entities we launched in partnership with Natixis Capital Markets North America Inc. (“Natixis”), which currently owns 10% of Centerline Financial Holdings, and Centerline Guaranteed Holdings, another isolated special purpose entity.  Given current market conditions, the immediate outlook is that no new business will be carried out by our Credit Risk Products business in the near future.  In addition, due to the downgrade of Centerline Financial’s rating during the second and third quarters of 2010, Centerline Financial is prohibited from providing any new credit intermediation.

During the third quarter of 2010, due to a wind-down event caused by a capital deficiency under Centerline Financial LLC’s operating agreement, Centerline Financial’s senior credit facility is in default as of September 30, 2010.  Amounts under the Centerline Financial senior credit facility are still available to be drawn, and Centerline does not believe this default has a material impact on Centerline’s financial statements or operations.  Also as a result of its wind-down event, Centerline Financial is restricted from making any member distribution and is also restricted from doing any new business.

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

Mortgage Banking

Prior to the March 2010 Restructuring, Mortgage Banking was reported as a component of the Commercial Real Estate Group.  Following the sale of the Commercial Real Estate fund management business, the remaining Commercial Real Estate Group business is now called the Mortgage Banking Group and we now report its results as a separate operating segment.

Our Mortgage Banking Group provides multifamily housing loans for multifamily property types throughout the United States.  In partnership with our capital sources, primarily GSE’s and the FHA, we tailor mortgage products to meet the financing needs of our clients.  We provide mortgages to Fannie Mae under its Delegated Underwriting Servicer (“DUS”) program and to Freddie Mac under the Freddie Mac Program Plus (“Program Plus”) and Delegated Underwriting Initiative (“DUI”) programs.  Mortgages originated and insured under the FHA programs are typically financed through the sales of mortgage backed securities guaranteed by Ginnie Mae.

We have sold and settled $616.2 million of mortgage loans through September 30, 2010.  Mortgage loans we originate are closed in the Company’s name, using cash borrowed from a warehouse lender, and sold to the GSE’s or to the market with a GSE credit enhancement from one week to three months following the loan closing.  We use the cash received from the sale to repay the warehouse loans.  We retain no interest in mortgage loans we originate, although we do retain the right to service mortgage loans.  Mortgage servicing rights are valued and recorded as an asset on our Condensed Consolidated Balance Sheet.  We also have certain contingent liabilities associated with the shared-risk loans that we originate under the loss-sharing arrangements of the Fannie Mae DUS and Freddie Mac DUI programs (see Note 28 to the condensed consolidated financial statements).

We earn transaction-based origination fees and trading premiums, recognized upon settlement of the sale of the loans to the GSE, and earn interest that accrues on loans prior to sale, net of interest expenses on warehoused loans.  We earn servicing fees and various other related fees, including assumption, substitution, modification and prepayment penalties, for loans we service net of subservicing fees we pay to third parties and related parties.

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

The Tax Credit Fund Partnerships earn equity income from investments in tax-credit property partnerships.  Because tax-credit funds are designed to generate tax benefits and losses for their investors, equity income usually is negative and most of it is allocated to the investors.  Tax Credit Property Partnerships earn rental revenues from operating affordable housing properties.

SECTION 2 – CONSOLIDATED RESULTS OF OPERATIONS

Comparability of Results

Prior year financial statement amounts have been reclassified to reflect the impact of discontinued operations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 205-20, Discontinued Operations.  Prior year segment results have been reclassified to reflect the re-organization of our operating segments as described in section 1 above and in Note 1 to our condensed consolidated financial statements.  Unless otherwise noted, the information provided within our Management Discussion and Analysis of Financial Condition and Results of Operations reflects only the continued operations of our business.

Net income or loss is defined as the net result of total company operations, prior to allocation of income or loss to non-controlling interests.  As the Tax Credit Fund Partnerships (by design) generate operating losses, we expect to record net losses for the foreseeable future as they represent a significant portion of our consolidated operations.  After allocation of income or loss to non-controlling interests, we recorded net income allocable to our shareholders for the nine months ended September 30, 2010 and net loss for the three months ended September 30, 2010 and three and nine months ended September 30, 2009.  For the periods presented, we highlight in the table below those items, principally non-cash in nature, which impact the comparability of results from period to period.  Such items are shown prior to any adjustments for tax and allocations to non-controlling interests:

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2010	2009	2010	2009

Reduction/(Increase) to net income:

Asset impairments (excluding equity investments):
Affordable Housing group:
Series B Freddie Mac Certificates	$24,478	$30,473	$61,649	$39,022
Stabilization escrow	14	41,965	(2,478)	41,965
Impairment of tax credit partnership investments	--	1,782	--	9,082
Mortgage revenue bonds	--	448	--	448
Mortgage loans held for investment and other investments	--	--	348	310

Corporate group:
Investments including gain on sale	--	--	--	14

Other items:
Affordable Housing and Credit Risk Products groups:
Affordable housing loss reserve	--	90,000	(58,000)	90,000
Reserve for loan loss sharing	1,051	--	1,301	--

Mortgage Banking group:
Reserve for loan loss sharing	--	--	6,830	5,460

Corporate group:
Gain on sale of discontinued operations	--	--	(20,500)	--
Gain on settlement of liabilities	--	--	(25,253)	--
Assumption fee relating to restructuring of credit intermediation agreements	(180)	--	26,526	--
Professional fees related to the March 2010 Restructuring	358	--	13,074	--
Expense for Series A shares issued in connection with restructuring of credit intermediation agreements	--	--	2,842	--
(Reversal) accrual of lease termination costs	--	1,023	(48,044)	29,457
Non-cash impact of derivatives(1)	4,863	806	7,697	(12,197)
Severance costs	308	25	1,657	751
(1) Including in 2010 and 2009 gains on termination of several derivative contracts.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Summary Consolidated Results

Our summary consolidated results of operations are presented below for the periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,
(dollars in thousands)	2010	% of Revenues	2009	% of Revenues	% Change
Revenues	$53,979	100.0%	$44,379	100.0%	21.6%
Expenses	123,073	228.0	255,173	575.0	(51.8)
Other loss	(69,877)	(129.5)	(64,088)	(144.4)	(9.0)
Income tax provision – continuing operations	434	0.8	(56)	(0.1)	875.0
Net loss – continuing operations	(138,537)	(256.6)	(274,938)	(619.5)	49.6
Net loss attributable to non-controlling interests – continuing operations	106,653	197.6	192,584	434.0	(44.6)
Net loss attributable to Centerline Holding Company shareholders – continuing operations	(31,884)	(59.1)	(82,354)	(185.6)	61.3
Net loss – discontinued operations	618	1.1	(1,400,684)	N/M	100.0
Net loss attributable to Non-Controlling interests – discontinued operations	--	--	1,198,886	N/M	(100.0)
Net loss attributable to Centerline Holding Company shareholders – discontinued operations	618	1.1	(201,798)	(454.7)	100.3
Total net loss attributable to Centerline Holding Company shareholders	$(31,266)	(57.9)%	$(284,152)	(640.3)%	89.0%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Nine Months Ended September 30,
(dollars in thousands)	2010	% of Revenues	2009	% of Revenues	% Change
Revenues	$160,777	100.0%	$134,914	100.0%	19.2%
Expenses	371,183	230.9	510,959	378.7	(27.4)
Other loss	(272,550)	(169.5)	(532,486)	(394.7)	48.8
Income tax provision – continuing operations	(100)	(0.1)	(276)	(0.2)	63.8
Net loss – continuing operations	(483,056)	(300.5)	(908,807)	(673.6)	46.8
Net loss attributable to non-controlling interests – continuing operations	486,851	302.8	783,869	581.0	(37.9)
Net income (loss) attributable to Centerline Holding Company shareholders – continuing operations	3,795	2.4	(124,938)	(92.6)	103.0
Net income (loss) – discontinued operations	160,645	99.9	(1,890,132)	N/M	108.5
Net (income) loss attributable to Non-Controlling interests – discontinued operations	(89,918)	(55.9)	1,650,692	N/M	(105.4)
Net income (loss) attributable to Centerline Holding Company shareholders – discontinued operations	70,727	44.0	(239,440)	(177.5)	129.5
Total net income (loss) attributable to Centerline Holding Company shareholders	$74,522	46.4%	$(364,378)	(270.1)%	120.5%

Revenues

The following table presents our revenues for the periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,			Nine months Ended September 30,
(dollars in thousands)	2010	2009	% Change	2010	2009	% Change
Operating Groups Interest income	$10,814	$13,138	(17.7)%	$33,354	$40,425	(17.5)%
Fee income	6,872	7,648	(10.1)	23,460	22,009	6.6
Other	8,122	3,586	126.5	20,440	13,047	56.7
Subtotal	25,808	24,372	5.9	77,254	75,481	2.3
Consolidated Partnerships Revenues of Tax Credit Fund and Property Partnerships	28,171	20,007	40.8	83,523	59,433	40.5
Total revenues	$53,979	$44,379	21.6%	$160,777	$134,914	19.2%

Revenue of our operating groups increased $1.4 million in the three months ended September 30, 2010 and $1.8 million in the nine months ended September 30, 2010 as compared to the same periods in 2009 primarily due to the following:

•
Mortgage origination activity has increased during the three and nine months ended September 30, 2010 due to improvement in the mortgage origination market resulting from favorable interest rates.  Although mortgage origination activity has increased, origination fees have increased by a lesser percentage during these periods.  This is primarily due to an increase in mortgage origination activity from our Small Loan Group, whose loans seldom earn origination fees. However, these loans generate premium revenue which is recorded as gain on sale of mortgage loans in our other revenues. The increase in origination activity from small loans and the resulting increase in gain on sale of mortgage loans is the main driver behind the $4.5 million increase in other revenue in the three months ended September 30, 2010 and $7.4 million in the nine months ended September 30, 2010 along with the higher premiums at which Fannie Mae MBS have been trading during the three and nine months ended September 30, 2010.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•
$1.6 million decrease in the fee income related to the Affordable Housing group in the three months ended September 30, 2010 and $1.3 million increase in the nine months ended September 30, 2010 reflect the change in fee income generated from consolidated partnerships by the operating groups, which is being eliminated upon consolidation, as compared to the same periods in 2009.  Refer to SECTION 3 – RESULTS BY GROUP – Affordable Housing – Revenues – Fee Income.

•
$2.3 million decrease in interest income in the three months ended September 30, 2010 and $7.1 million in the nine months ended September 30, 2010 is primarily related to the sale of certain Series A-1 Freddie Mac Certificates in July 2009, the reduced cash flow for the Series B Freddie Mac Certificates resulting in their declining average yield, lower stabilization escrow balance due to the utilization of the escrow to restructure property level debt, partially offset by an increase in interest income earned from mortgage revenue bonds due to an increased average balance of bonds on our balance sheet period over period.

The increase in revenues of Consolidated Partnerships is discussed in SECTION 3 – RESULTS BY GROUP – Consolidated Partnerships.

Further detailed discussion of revenues is included in SECTION 3 – RESULTS BY GROUP of this MD&A.

Expenses

The following table presents our expenses for the periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2010	2009	% Change	2010	2009	% Change

Operating Groups
General and administrative:
Salaries and benefits	$10,400	$10,952	(5.0)%	$34,904	$35,481	(1.6)%
Other	8,909	8,754	1.8	71,845	31,643	127.0
Total G&A	19,309	19,706	(2.0)	106,749	67,124	59.0
Provision (recovery) for losses	5,236	94,500	(94.5)	(94,093)	132,354	(171.1)
Interest expense:
Borrowings and financings	18,815	19,551	(3.8)	49,342	42,321	16.6
Preferred shares of subsidiary	2,320	2,319	--	6,959	11,768	(40.9)
Depreciation and amortization	5,645	7,401	(23.7)	17,705	27,874	(36.5)
Loss on impairment of assets	24,492	72,886	(66.4)	59,519	81,759	(27.2)
Expenses – operating groups	75,817	216,363	(65.0)	146,181	363,200	(59.8)
Consolidated Partnerships
Interest expense	3,645	2,980	22.3	12,528	7,365	70.1
Loss on impairment of assets (net)	1,150	--	100.0	23,350	30,151	(22.6)
Other expenses	42,461	35,830	18.5	189,124	110,243	71.6
Total expenses – consolidated partnerships	47,256	38,810	21.8	225,002	147,759	52.3
Total expenses	$123,073	$255,173	(51.8)%	$371,183	$510,959	(27.4)%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

General and Administrative – Salaries and Benefits

The decrease in salaries and benefits expense of $0.6 million in the three months ended September 30, 2010 and $0.6 million in the nine months ended September 30, 2010 as compared to the same periods in 2009 is primarily attributable to reduced base salaries and benefits from reductions of personnel.

General and Administrative – Other

The increase in other general and administrative expenses of $40.2 million in the nine months ended September 30, 2010 as compared to the same period in 2009 is primarily attributable to the following:

•	$26.5 million increase in assumption fees related to the restructuring of certain credit intermediation agreements;

•	$13.1 million in professional fees, primarily legal and consulting, related to the March 2010 Restructuring;

•	$5.7 million increase related to management fee and procedures review payments made to Island (see Note 26 to the condensed consolidated financial statements); and

•
$2.8 million increase in the first quarter of 2010 relating to expenses recorded on the issuance of Special Series A Shares to Natixis as part of the restructuring of certain intermediation agreements (see Note 28 to the condensed consolidated financial statements).

These increases were partially offset by:

•	$6.7 million decrease in rent expense related to two office space leases, which are no longer in use; and

•	$1.1 million increase in sublease income, primarily for office space sublet to C-III which offsets rent expense.

Provision (Recovery) for Losses

The decrease in the provision (recovery) for losses of $89.3 million in the three months ended September 30, 2010 and $226.4 million in the nine months ended September 30, 2010 as compared to the same periods in 2009 is primarily attributable to the following:

•
In September of 2009 we established a $90.0 million loss reserve for potential exposure relating to credit intermediation agreements in our Affordable Housing business.  During the nine months ended September 30, 2010 we recorded a net $58.0 million reduction in this reserve (none in the 3rd quarter of 2010), primarily the result of restructuring certain credit intermediation agreements in the March 2010 restructuring;

•
$1.0 million decrease in the three months ended September 30, 2010 and $77.5 million in the nine months ended September 30, 2010 as compared to the same periods in 2009 related to a settlement of a liability with respect to lease obligations.  In the nine months ended September 30, 2009, we recorded expenses relating to the additional estimated lease termination costs for two office spaces.  In the nine months ended September 30, 2010, we settled the liability with respect to the lease obligations for the two office spaces no longer in use and therefore it resulted in a reversal of the previously expensed lease termination costs;

•
$0.6 million increase in the three months ended September 30, 2010 and $4.0 million decrease in the nine months ended September 30, 2010 in bad debt expenses primarily related to an increase in reserve on the organization, offering and acquisition allowance fee receivable in the three months and a decrease in reserve for advances to Tax Credit Fund Partnerships based on a reassessment of collectability in the three and nine months; and

•
$1.1 million increase in the three months ended September 30, 2010 and $2.7 million in the nine months ended September 30, 2010 in loss reserves for our loss sharing agreements with Fannie Mae and Freddie Mac during 2010 due to an increase in anticipated losses (see Note 28 to the condensed consolidated financial statements).

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Interest Expense

Borrowings and Financings

	Three Months Ended September 30,			Nine Months Ended September 30.
(dollars in thousands)	2010	2009	% Change	2010	2009	% Change

Borrowings and financings:
Term Loan and Revolving Credit	$1,156	$3,622	(68.1)%	$4,999	$13,098	(61.8)%
Asset backed (warehouse) lines	368	967	(61.9)	1,015	2,494	(59.3)
Secured financing	10,164	9,591	6.0	28,638	22,244	28.7
Cash interest payments for derivatives, net	1,522	3,587	(57.6)	4,628	13,716	(66.3)
Non-cash impact of derivatives(1)	4,863	806	503.3	7,697	(12,197)	163.1
Other interest expense	742	978	(24.1)	2,365	2,966	(20.3)
Total	$18,815	$19,551	(3.8)	$49,342	$42,321	16.6
Average borrowing rate	5.61%	6.62%		5.60%	6.81%
Average borrowings	$824,627	$905,953	(9.0)%	$841,952	$818,748	2.8%
Average LIBOR rate	0.29%	0.27%		0.28%	0.37%
Average SIFMA rate	0.27%	0.35%		0.26%	0.46%
(1) Represents the change in fair value of free-standing derivatives.

The decrease in interest relating to the Term Loan and the Revolving Credit Facility is primarily due to the assumption of $65.0 million of debt by third parties and a repayment of $15.0 million in connection with the March 2010 Restructuring, as well as the restructuring of the Term Loan and Revolving Credit Facility, which included a reduction in the Term Loan and the Revolving Credit Facility interest rates (see Note 13 to the condensed consolidated financial statements for additional information).

Our average borrowing rate decreased during the nine months ended September 30, 2010 as compared to September 30, 2009, mostly because during 2009 we were subject to a fixed 5.25% LIBOR rate pursuant to the terms of the interest rate swap on our Term Loan and Revolving Credit Facility (this swap was terminated in June 2009).  Additionally, due to the amended terms we entered into with the March 2010 Restructuring for those facilities, the weighted average spread above LIBOR was 2.94% higher in 2009 than in 2010.

As a result of the March 2010 debt restructuring, we expect interest expense on our Revolver and Term Loan to be favorable to the comparable prior periods throughout 2010.

The decrease was offset by a $9.0 million increase in interest expense pertaining to the Freddie Mac secured financing caused primarily by a $178.2 million increase in the average principal balance outstanding due to the increase of bonds in the December 2007 re-securitization that have been re-recognized since the third quarter of 2009 as a result of default, placement in special servicing, or for which we made commitments to fund operating deficits to the underlying property partnerships.  This was partially offset by a reduction of $2.7 million related to the termination of a securitization in the fourth quarter of 2009.

Non-cash interest expense on derivatives increased $4.1 million and $19.9 million in the three and nine months ended September 30, 2010, respectively.  The three month increase was primarily due to the non-cash interest expense related to the termination of six developer swaps and the termination of the swap associated with the Term Loan and Revolving Credit facility in 2009.  There were no comparable terminations in the same period in 2010.  These terminations resulted in gains of $6.0 million in 2009.  This increase in expense was partially offset by a $1.3 million favorable change in the fair value of our free-standing derivatives, as well as $0.6 million in amortization of the swaps in 2009.  The nine month increase was primarily due to unfavorable changes in the fair value of our free-standing derivatives of $18.6 million resulting from the decrease in interest rates in the market.  Also contributing to the increase in expense was a $3.9 million unfavorable variance in gains on the termination of developer swaps (six in 2009 and two in 2010) and the termination of the swap associated with the Term Loan and Revolving Credit facility in 2009.  These increases were partially offset by a $2.6 million amortization of the swaps in 2009 for which there was no comparable amount in 2010.

As of September 30, 2010, we are party to 17 interest rate swap agreements with the developers of properties underlying certain mortgage revenue bonds we previously owned.  Where able, we plan to continue terminating these developer swaps.  As the swaps are all out-of-the-money, we would record additional gains upon termination.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Preferred Shares of Subsidiary

Interest expense associated with preferred shares of subsidiary that are subject to mandatory repurchase represents dividends of preferred shares of our subsidiary, Equity Issuer Trust.  The preferred shares of Equity Issuer, including those not subject to mandatory repurchase (see Equity losses and other Items – (Income)/Loss Allocations to Non-Controlling Interests below) entitle their holders to a claim on the cash flows of the Series A-1 Freddie Mac Certificates, and for economic purposes are defeased.  The expense recorded is offset by interest income of the Series A-1 Freddie Mac Certificates with terms that match the preferred shares.  The reduction in interest expense associated with the preferred shares is due to a redemption of $145.0 million of these shares in connection with the sale in July 2009 of certain of our Series A-1 Freddie Mac Certificates.

Per the terms of the December 2007 re-securitization, we are required to sell on December 15, 2010 an additional $73.5 million of Series A-1 Freddie Mac Certificates, the proceeds of which will be used to retire an additional portion of the preferred shares of Equity Issuer Trust.

Depreciation and Amortization

The decrease in depreciation and amortization of $1.8 million in the three months ended September 30, 2010 and $10.2 million in the nine months ended September 30, 2010 as compared to the same periods in 2009 is primarily attributable to the following:

•
$0.4 million decrease in the three months ended September 30, 2010 and $4.7 million in the nine months ended September 30, 2010 related to a reduction in amortization expense on certain Preferred Shares Series A, A-1 and A-2 of Equity Issuer which were redeemed in July 2009;

•
$0.8 million decrease in the three months ended September 30, 2010 and $3.3 million in the nine months ended September 30, 2010 related to a reduction in amortization expense due to certain intangible assets being fully amortized in 2009; and

•
$0.4 million decrease in the three months ended September 30, 2010 and $2.5 million in the nine months ended September 30, 2010 related to a reduction in amortization of the deferred financing costs related to the December 2007 re-securitization which were fully amortized as of June 2009, as well as deferred financing costs on the revolver loan extension which was fully amortized in March 2010 due to the March 2010 Restructuring.

Loss on Impairment of Assets

As more fully described in Note 21 and Note 28 to the condensed consolidated financial statements, loss on impairment of assets during the three and nine months ended September 30, 2010 and 2009 relates primarily to losses due to a decrease in the projected cash flows resulting in principal write-downs on our B-certificates and a reduction of the interest rate on a certain pool of bonds underlying Merrill Guaranteed Funds.

Consolidated Partnerships

Interest Expense

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

For additional discussion, see SECTION 3 – RESULTS BY GROUP – Consolidated Partnerships.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Other Items

Equity and Other Income (Loss)

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2010	2009	% Change	2010	2009	% Change
Equity and other income (loss):
Consolidated partnerships(1)	$19,190	$15,083	27.2%	$50,899	$50,955	(0.1)%
Other	(14)	(1,783)	99.2	(198)	(9,048)	97.8
Total equity and other income (loss)	19,176	13,300	44.2	50,701	41,907	21.0
Eliminations(1)	(19,190)	(15,083)	(27.2)	(50,899)	(50,955)	0.1
Equity and other income (loss) – as reported	$(14)	$(1,783)	99.2%	$(198)	$(9,048)%

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

Other

Other equity and other income (loss) includes income or loss related to entities in which we invest but do not consolidate, such as our investments in tax advantaged investment vehicles similar to those we sponsor (which typically generate equity losses).  During the nine months ended September 30, 2010 we wrote down the value of equity interest in certain Tax Credit Fund Partnerships as we disposed of these equity interests for less than our basis.

Gain on Settlement of Liabilities

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

Gain from Repayment or Sale of Investments

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2010	2009	% Change	2010	2009	% Change

Repayment or sale of mortgage revenue bonds and other investments	$121	$6	N/M	$2,323	$583	298.5%
N/M – Not meaningful.

In the nine months ended September 30, 2010, we recognized a gain of $2.3 million on the sale of two bonds.  In the nine months ended September 30, 2009, we recognized a $0.6 million gain as a result of a collection on a bond which was fully impaired in prior years.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Other Losses from Consolidated Partnerships

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2010	2009	% Change	2010	2009	% Change

Other losses from consolidated partnerships	$(69,984)	$(62,311)	(12.3)%	$(299,928)	$(524,021)	42.8%

These other losses principally represent the equity losses that Tax Credit Fund Partnerships and Tax Credit Property Partnerships recognize in connection with their investments in non-consolidated tax credit property partnerships (see Note 22 to the condensed consolidated financial statements).

(Income) loss allocated to non-controlling interests, net of tax, was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2010	2009	% Change	2010	2009	% Change
Within continued operations: Limited partners interests in consolidated partnerships	$108,267	$96,082	12.7%	$492,291	$663,183	(25.8)%
Preferred shares of a subsidiary (not subject to mandatory repurchase)	(1,556)	(1,556)	--	(4,669)	(4,669)	--
SCUs	--	95,213	(100.0)	(1,075)	122,147	(100.9)
SCIs	--	1,397	(100.0)	(9)	1,793	(100.5)
Other	(58)	1,448	(104.0)	313	1,415	(77.9)
Total for continued operations	$106,653	$192,584	(44.6)%	$486,851	$783,869	(37.9)%
Within discontinued operations: Limited partners interests in consolidated partnerships	$--	$1,198,964	(100.0)%	$(90,649)	$1,650,742	(105.5)%
Other	--	(78)	100.0	731	(50)	N/M
Total for discontinued operations	$--	$1,198,886	(100.0)%	$(89,918)	$1,650,692	(105.4)%
Total net loss attributable to non-controlling interests	$106,653	$1,391,470	(92.3)%	$396,933	$2,434,561	(83.7)%
N/M – Not meaningful.

Limited Partners Interests in Consolidated Partnerships

Non-controlling interests in consolidated partnerships represents the equity balances of third-party investors in the Tax Credit Fund and Property Partnerships (within continued operations) and the CMBS and High-Yield Debt Fund Partnerships (within discontinued operations).  Upon adoption of ASU 2009-17 as of January 1, 2010, we were required to consolidate almost all of the CMBS and similar trusts and six Tax Credit Fund Partnerships and 56 Property Partnerships not previously consolidated (see Note 1 to the condensed consolidated financial statements for additional information).  As part of the March 2010 Restructuring, we sold our co-investment, management interests in and loan receivables from the CMBS and High-Yield Debt Fund Partnerships, resulting in the deconsolidation of the funds as well as the newly consolidated trusts within the CMBS and High-Yield Debt and Fund Partnerships, negating this impact of adoption upon our equity balance.  During the nine months ended September 30, 2010, we gained control over the general partnership interest of seven Property Partnerships (three in the third quarter), which we consolidated accordingly.

Special Common Units (“SCUs”)

In connection with our acquisition of Centerline Affordable Housing Advisors, LLC (“CAHA”), our subsidiary issued membership interests in the form of 16.1 million SCUs, of which 12.7 million remained outstanding as of September 30, 2010. SCU holders are entitled to distributions at the same time as, and only if, we pay distributions on our common shares.  SCU distributions are calculated as the amount of common share distributions divided by 0.72, to adjust for the taxable nature of the income comprising the SCU distributions (the “Tax Gross-Up”).  SCU distributions are payable only to the extent of the subsidiary’s cash flow, supplemented by a loan of all but $5.0 million from the parent trust in the event of a shortfall (the “Shortfall Provision”).  Any remaining shortfall will accrue interest at a market rate and will only be payable at the time the subsidiary has sufficient cash flow.  As part of the March 2010 Restructuring, the Shortfall Provision and the Tax Gross-Up were eliminated with respect to 11.2 million SCUs.

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

Income Taxes

The following tables detail the taxable and non-taxable components of our reported income (loss), for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
(dollars in thousands)	2010	% of Revenues	2009	% of Revenues	% Change
Within continuing operations: Gain (loss) subject to tax	$(4,488)	8.3%	$(203,675)	458.9%	97.8%
Loss not subject to tax	$(134,483)	249.1%	$(71,207)	160.5%	88.9%
Loss before income taxes	$(138,971)	257.5%	$(274,882)	619.4%	(49.4)%
Income taxes	$434	0.8%	$(56)	0.1%	(875.0)%
Effective tax rate – consolidated basis	0.31%		(0.02)%
Effective tax rate for corporate subsidiaries subject to tax	9.67%		(0.03)%
Within discontinued operations: Income (loss) subject to tax	$(135)	N/M	$(137,158)	N/M
Income (loss) not subject to tax	$(753)	N/M	$(1,262,804)	N/M
Loss before income taxes	$618	N/M	$(1,399,962)	N/M
Income taxes	$--	N/M	$(722)	N/M
Effective tax rate – consolidated basis	--%		(0.05)%
Effective tax rate for corporate subsidiaries subject to tax	--%		(0.53)%
N/M – Not meaningful.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Nine Months Ended September 30,
(dollars in thousands)	2010	% of Revenues	2009	% of Revenues	% Change
Within continuing operations: Gain (loss) subject to tax	$115,916	72.1%	$(264,676)	196.2%	143.8%
Loss not subject to tax	$(598,872)	372.5%	$(643,855)	477.2%	7.0%
Loss before income taxes	$(482,956)	300.4%	$(908,531)	673.4%	(46.8)%
Income taxes	$(100)	0.1%	$(276)	0.2%	(63.8)%
Effective tax rate – consolidated basis	(0.02)%		(0.03)%
Effective tax rate for corporate subsidiaries subject to tax	0.09%		(0.10)%
Within discontinued operations: Income subject to tax	$14,651	N/M	$(134,890)	N/M
Income (loss) not subject to tax	$146,525	N/M	$(1,754,495)	N/M
Income (loss) before income taxes	$161,176	N/M	$(1,889,385)	N/M
Income taxes	$(531)	N/M	$(747)	N/M
Effective tax rate – consolidated basis	0.33%		(0.04)%
Effective tax rate for corporate subsidiaries subject to tax	3.62%		(0.55)%
N/M – Not meaningful.

Some of our pre-tax income is derived from our tax-exempt investments included in our Affordable Housing Group, which are held within flow-through entities.

Tax credit fund management is conducted in pass-through entities, the income from which is ultimately recorded by a corporation and subject to corporate tax.  The mortgage banking operations are conducted in corporations and are also subject to income taxes.  Our Corporate Group is also housed in a corporate entity subject to taxation.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

SECTION 3 – RESULTS BY GROUP

The following table presents segment revenues, expenses and operating income for the periods ended September 30, 2010 and 2009 in accordance with GAAP.  Transactions between segments are accounted for as third-party arrangements for the purposes of presenting segment results of operations.  Typical intersegment eliminations include fees earned from Consolidated Partnerships and intercompany interest.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2010	2009	% Change	2010	2009	% Change

Revenues:
Affordable Housing	$31,444	$30,499	3.1%	$91,698	$95,937	(4.4)%
Mortgage Banking	14,329	8,419	70.2	36,274	28,556	27.0
Corporate	194	354	(45.2)	1,929	2,668	(27.7)
Consolidated Partnerships	28,171	20,007	40.8	83,523	59,433	40.5
Eliminations	(20,159)	(14,900)	(35.3)	(52,647)	(51,680)	(1.9)
Total revenues	$53,979	$44,379	21.6%	$160,777	$134,914	19.2%
Expenses:
Affordable Housing	$55,194	$191,387	(71.2)%	$105,911	$246,119	(57.0)%
Mortgage Banking	8,388	7,517	11.6	30,695	27,238	12.7
Corporate	13,281	19,923	(33.3)	12,822	97,536	(86.9)
Consolidated Partnerships	66,446	53,893	23.3	275,901	198,714	38.8
Eliminations	(20,236)	(17,547)	(15.3)	(54,146)	(58,648)	7.7
Total expenses	$123,073	$255,173	(51.8)%	$371,183	$510,959	(27.4)%
Other income (loss)(1):
Affordable Housing	$107	$(1,834)	105.8%	$2,125	$(8,465)	125.1%
Mortgage Banking	--	--	--	--	--	--
Corporate	--	--	--	25,253	--	100.0
Consolidated Partnerships(1)	38,283	33,772	13.4	192,363	139,162	38.2
Eliminations	--	57	(100.0)	--	--	--
Total other income (loss)	$38,390	$31,995	20.0%	$219,741	$130,697	68.1%
Income (loss) before other allocations – continuing operations(1):
Affordable Housing	$(23,643)	$(162,722)	85.5%	$(12,088)	$(158,647)	92.4%
Mortgage Banking	5,941	902	558.6	5,579	1,318	323.3
Corporate	(13,087)	(19,569)	33.1	14,360	(94,868)	115.1
Consolidated Partnerships	8	(114)	107.0	(15)	(119)	87.4
Eliminations	77	2,704	(97.2)	1,499	6,968	(78.5)
Total income (loss) before other allocations	$(30,704)	$(178,799)	82.8%	$9,335	$(245,348)	103.8%
Net Income (Loss) attributable to Centerline Holding Company shareholders – continuing operations:
Affordable Housing	$(25,258)	$(162,830)	84.5%	$(16,444)	$(161,901)	89.8%
Mortgage Banking	5,941	902	558.6	5,579	1,318	323.3
Corporate	(12,652)	76,983	(116.4)	13,176	28,795	(54.2)
Consolidated Partnerships	8	(114)	107.0	(15)	(119)	87.4
Eliminations	77	2,704	(97.2)	1,499	6,968	(78.5)
Total	$(31,884)	$(82,355)	61.3%	$3,795	$(124,939)	103.0%

(1)	Includes income and losses allocated to limited partners of Consolidated Partnerships.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Affordable Housing

The following factors impact comparability when evaluating the results of the Affordable Housing Group:

•
Interest income earned from mortgage revenue bonds for 2010 increased primarily due to the increased average principal balance due to a net increase of bonds in the December 2007 re-securitization that have been re-recognized since the third quarter of 2009 as a result of default, placement in special servicing, or for which we made commitments to fund operating deficits to the underlying property partnerships.  As our role as servicer of the bonds allows us to repurchase those bonds (although we do not intend to) we re-recognize bonds as assets when transferring these into special servicing and de-recognize bonds when transferring these out of special servicing.  We carry debt associated with these bonds in Freddie Mac secured financings (see Notes 7 and 14 to the condensed consolidated financial statements).  As the level of bonds and securitization debt changes, the amounts of mortgage revenue bond interest income, other interest income and interest expense in this group will fluctuate.

•
During the first nine months of 2010, we raised $7.8 million of gross equity in Tax Credit Funds, as compared to $72.2 million of gross equity raised during the same period in 2009.  The low income housing tax credit equity market has seen a renewed interest from corporate investors in 2010.  The March 2010 Restructuring has allowed us the financial stability to become more active in pursuing new fund originations which we anticipate occurring within the coming year.

•
The decrease in market interest rates resulted in an increase of $13.7 million in non-cash interest expenses due to the unfavorable impact the interest rate movement had on the fair value of our free-standing derivatives.  An additional increase of $2.4 million is due to a reduction in gain on termination of developer swaps.

•
In 2009 we developed a strategy to address a marked decline in the operating performance of many of the non-stabilized properties underlying our Affordable Housing investments. The strategy was developed to manage our exposure under the yield transactions and to address the declining cash flows to our Series B Freddie Mac Certificates.  In 2009, we recorded a $90.0 million provision for potential exposure related to the credit intermediation agreements.  In 2010, in connection with the Natixis Master Agreement and the Merrill Transaction Assignment Agreement, we have agreed to terms for the restructuring of certain of the mortgage revenue bonds that underlie the Series B Freddie Mac Certificates and are associated with the guaranteed funds.  As a result of the terms reached in these restructurings, we recorded in the nine months ended September 30, 2010 a net $58.0 million reduction in the Affordable Housing Loss Reserve, as well as an impairment of $61.6 million related to our Series B Freddie Mac Certificates and a net recovery in the stabilization escrow of $2.5 million.  Additionally, in connection with this restructuring, we accrued assumption fee expenses of $26.5 million.

Revenues

A description of the revenue streams for our Affordable Housing operations can be found in our 2009 Form 10-K.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2010	2009	% Change	2010	2009	% Change

Interest income:
Mortgage revenue bond interest income	$13,183	$10,929	20.6%	$36,895	$27,120	36.0%
Other interest income	4,631	7,842	(40.9)	15,800	30,732	(48.6)
Fee income:
Fund sponsorship	8,892	8,603	3.4	25,722	27,476	(6.4)
Mortgage origination fees	190	296	(35.8)	839	662	26.7
Mortgage servicing fees	542	219	147.5	1,639	745	120.0
Credit intermediation fees	2,209	928	138.0	5,144	4,542	13.3
Other:
Gain on sale of mortgage loans	260	701	(62.9)	2,226	1,527	45.8
Expense reimbursements	1,503	713	110.8	3,128	2,258	38.5
Miscellaneous	34	268	(87.3)	305	875	(65.1)
Total revenues	$31,444	$30,499	3.1%	$91,698	$95,937	(4.4)%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Interest Income

Mortgage Revenue Bond Interest Income

Interest income increased by $2.3 million in the three months ended September 30, 2010 and $9.8 million in the nine months ended September 30, 2010 as compared to the same periods in 2009 mainly due to the following:

•
$1.8 million increase in interest income in the three months ended September 30, 2010 and $11.6 million in the nine months ended September 30, 2010 as compared to the same periods in 2009 primarily due to a $49.6 million and a $160.8 million increase in the average principal balance of bonds on the balance sheet to $855.7 million and to $800.6 million, respectively.  This is due to a net increase of bonds in the December 2007 re-securitization that have been re-recognized since the third quarter of 2009 as a result of default, placement in special servicing, or for which we made commitments to fund operating deficits to the underlying property partnerships.

The following table presents information related to our mortgage revenue bonds for the three month and nine month periods ended September 30, 2009 and 2010:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2010	2009	% Change	2010	2009	% Change
Average number of bonds on the balance sheet not receiving sale recognition	95	82	15.9%	91	66	37.9%
Average balance (unpaid principal balance)	$855,692	$806,060	6.2%	$800,648	$639,820	25.1%
Weighted average yield	6.16%	5.52%		6.14%	5.72%

•
$1.2 million decrease in bad debt expense in the three months ended September 30, 2010 and $1.1 million in the nine months ended September 30, 2010 mainly due to payments collected from bonds on items previously reserved.

•
These increases were partially offset by a $0.9 million decrease in interest income in the three months ended September 30, 2010 and a $2.7 million decrease in the nine months ended September 30, 2010 due to the sale of three bonds in 2010 and the expiration in the fourth quarter of 2009 of a bond securitization.

Other Interest Income

Other interest income includes the interest earned on retained interests from the December 2007 re-securitization transaction (specifically the Series A-1 and Series B Freddie Mac Certificates) and interest on the stabilization escrow account established at the time of the re-securitization.

The decrease in other interest income of $3.2 million in the three months ended September 30, 2010 and $14.9 million in the nine months ended September 30, 2010 as compared to the same periods in 2009 are mainly attributable to the following:

•
$0.4 million decrease in interest revenue in the three months ended September 30, 2010 and $5.2 million in the nine months ended September 30, 2010 due to the sale of $145.0 million of Series A-1 Freddie Mac Certificates in July 2009.

•
$1.9 million decrease in the Series B Freddie Mac Certificates interest income in the three months ended September 30, 2010 due to the decrease in the average effective interest rate from 10.78% to 10.20% and a decrease in the allocable basis from $168.2 million to $84.5 million.  A $5.9 million decrease in the Series B Freddie Mac Certificates interest income in the nine months ended September 30, 2010 is due to the decrease in the average effective interest rate from 11.08% to 10.33% and a decrease in the average allocable basis from $176.9 million to $107.6 million.  The reduction in the average allocable basis is primarily due to the impairments resulting from declining projected cash flows.

•
We record deposits to the stabilization escrow at the net present value of the amount deposited, taking into account the timing of releases from escrow, expected income to be earned on the cash balance and an appropriate discount rate reflecting the risk of property stabilization.  We recorded income from the stabilization escrow (including accretion of the discount recorded upon deposit) using the effective yield method.  As a result of the substantial reserve recorded on these deposits during the third quarter of 2009, interest income including accretion decreased $0.9 million and $4.1 million during the three and nine months ended September 30, 2010, respectively as compared to the same periods in 2009.  We are now recording interest income on these deposits based on cash receipts.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Fee Income

Fee income in affordable housing includes income generated from Consolidated Partnerships which are eliminated upon consolidation.  The following table reflects total fee income and the fees from consolidated partnerships that are eliminated upon consolidation.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2010	2009	2010	2009

Total fee income	$11,833	$10,046	$33,344	$33,425
Fee income generated from Consolidated Partnerships	11,143	7,796	26,803	28,152
Total fee income included in consolidated results	$690	$2,250	$6,541	$5,273

Fund Sponsorship

Fund sponsorship fees are comprised of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2010	2009	% Change	2010	2009	% Change
Fees Based on Management of Sponsored Funds:
Asset management fees	5,745	5,338	7.6	14,405	15,187	(5.1)
Partnership management fees	1,681	2,327	(27.8)	5,381	7,778	(30.8)
Fees Based on Equity Invested:
Property acquisition fees	$113	$--	100.0%	$113	$847	(86.7)%
Organization, offering and acquisition allowance fees	--	81	(100.0)	--	622	(100.0)
Other fee income	1,353	857	57.9	5,823	3,042	91.4
Total fund sponsorship fee income	$8,892	$8,603	3.4%	$25,722	$27,476	(6.4)%
Assets under management – Tax Credit Funds (balance at September 30)	$9,286,110	$9,263,833	0.2%
Equity raised by Tax Credit funds	$--	$3,790	(100.0)%	$7,849	$77,129	(89.8)%
Equity invested by Tax Credit funds(1)	$2,967	$3,790	(21.7)%	$10,816	$77,129	(86.0)%

(1)	Excludes warehoused properties that have not yet closed into an investment fund.

The low income housing tax credit equity market has seen a renewed interest from corporate investors in 2010.  The March 2010 Restructuring has allowed us the financial stability to become more active in pursuing new fund originations and our current expectations are that we will begin originating new funds in the coming year.  Other factors as detailed below contribute to the change in our fund sponsorship fee income in the three and nine months ended September 30, 2010 as compared to the same periods in 2009.

Fund sponsorship income increased by $0.3 million during the three months ended September 30, 2010 as compared to the same period in 2009 and decreased by $1.8 million during the nine months ended September 30, 2010 as compared to the same period in 2009 due to the following:

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•
Asset management fees are collected over the life of the fund and recognized as earned to the extent that the investment funds have available cash flow.  Asset management fees increased $0.4 million in the three months ended September 30, 2010 and decreased $0.8 million in the nine months ended September 30, 2010.  This was mainly due to:

o
$1.0 million decrease in the three months ended September 30, 2010 and $3.2 million decrease in the nine months ended September 30, 2010 due to a substantial portion of the prepaid asset management fees for certain funds becoming fully amortized as of December 31, 2009.

This was primarily offset by:

o
$0.9 million increase in the three months ended September 30, 2010 and $0.9 million increase in the nine months ended September 30, 2010 from fees, collected from certain investment funds which have an increase in available cash flow from disposition of property partnerships.  We expect the recovery of such receivables to increase in future periods as the funds mature and begin to sell their investments.

o
$0.5 million increase in the three months ended September 30, 2010 and $1.5 million increase in the nine months ended September 30, 2010 in asset management expense reimbursements due to the increase in the number of funds with available cash flows to pay their expense reimbursements in 2010.

•
LIHTC partnership management fees are collected at the time a fund closes and recognized over the first five years of the fund’s life.  The decrease of $0.6 million in the three months ended September 30, 2010 and $2.4 million in the nine months ended September 30, 2010 is due to the expiration of the five-year amortization period of the partnership management fees, beginning in 2009 for certain funds and a decrease in the amount of new funds that closed during 2009 and 2010; these fees will continue to decrease throughout the year barring any new fund closings

•
We do not recognize property acquisition fees until we place the property into a sponsored fund.  Therefore, a change in timing of a fund closure may impact the level of revenues we recognize in a given period.  Additionally, the type of funds originated (whether for a single investor, multiple investors or one with specified rates of return) can affect the level of revenues as the fee rate for each varies.  In addressing the impact of the current business environment on the operations of this group, we are currently acquiring properties for which we have an anticipated “take-out” by way of sale to a fund and are determining fee structures for each fund on a specific basis.  Fees Based on Equity Invested decreased by $1.4 million during the nine months ended September 30, 2010 as compared to the same period in 2009. This is primarily due to a decrease of $0.6 million in organization, offering and acquisition allowance fees due to the fact that there were no property closings that generated fees during the nine months ended September 30, 2010 whereas 10 properties closed during the same period in 2009,  four of which generated allowances fees, as well as a decrease of $0.7 million in property acquisition fees primarily due to the reduction in property closings  during the nine months ended September 30, 2010 as compared to the same period in 2009.

•
Other fee income increased by $0.5 million in the three months ended September 30, 2010 and increased by $2.8 million in the nine months ended September 30, 2010 mainly due to an increase in disposition fees related to the sale or refinancing of five properties during the three months ended September 30, 2010 as compared to none during the same period in 2009 and 27 properties during the nine months ended September 30, 2010 as compared to eight properties in the same period in 2009.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Mortgage Origination Fees

Affordable multi-family mortgage originations for the three and nine months ended September 30, 2010 and 2009 are broken down as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009	% Change	2010		2009	% Change
Total mortgage origination activity(1)	$21,250		$36,520	(41.8)%	$82,825		$62,133	33.3%
Mortgages originated in prior periods and sold during the period	--		3,983		--		12,718
Less: mortgages originated but not yet sold(2)	--		(6,750)		--		(6,750)
Total mortgage origination activity recognized for GAAP and for which revenue is recognized	$21,250		$33,753	(37.0)%	$82,825		$68,101	21.6%
		% of Total		% of Total		% of Total		% of Total
Fannie Mae	$--	--%	$--	--%	$8,320	10.0%	$22,748	33.4%
Freddie Mac	21,250	100.0	33,753	100.0	74,505	90.0	45,353	66.6
	$21,250	100.0%	$33,753	100.0%	$82,825	100.0%	$68,101	100.0%

(1)	Includes all mortgages funded during the period.
(2)	Included in Other Investments – mortgage loans held for sale.

Affordable multifamily mortgage originations activity recognized for GAAP and for which revenue is recognized increased for the nine months ended September 30, 2010 as compared to the same period in 2009 as a result of an increase in loan originations and forward conversions.  Forwards are loans that were originated in prior periods.  Mortgage origination fees earned on these types of originations are recognized upon settlement of the loans.

During the three months ended September 30, 2010 revenues decreased compared to the same period in 2009 due to the decrease in loans originated and forward conversions period over period.

During the nine months ended September 30, 2010, $82.8 million of loan originations and forwards settled, of which $21.3 million settled during the three months ended September 30, 2010, as compared to $68.1 million during the nine months ended September 30, 2009, of which $33.8 million settled in the three months ended September 30, 2009.

Mortgage Servicing Fees

	As of September 30,
(dollars in thousands)	2010	2009	% Change

Primary servicing portfolio at September 30	$470,493	$364,421	29.1%
Carrying value of MSRs	$9,573	$4,478	113.8%

Mortgage servicing fees increased in the current period primarily due to the increase in loan originations and an increase in the resulting servicing portfolio period over period.

Credit Intermediation Fees

Credit intermediation fees increased by $1.3 million in the three months ended September 30, 2010 and $0.6 million in the nine months ended September 30, 2010 as compared to the same periods in 2009 due to the amortization of these fees for certain funds, and for the nine months, partially offset by the full recognition of deferred income related to a certain fund in 2009.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2010	2009	% Change	2010	2009	% Change
General and administrative	$5,034	$6,852	(26.5)%	$46,976	$23,903	96.5%
Provision (recovery) for losses	5,234	93,557	(94.4)	(53,246)	97,412	(154.7)
Interest expense:
Borrowings and financings	12,556	12,530	0.2	35,766	32,736	9.3
Derivatives – noncash impact	4,863	1,816	167.8	7,697	(8,357)	192.1
Preferred shares of subsidiary	2,320	2,320	--	6,959	11,768	(40.9)
Depreciation and amortization	695	1,426	(51.3)	2,240	6,912	(67.6)
Loss on impairment of assets	24,492	72,886	(66.4)	59,519	81,745	(27.2)
Total expenses	$55,194	$191,387	(71.2)%	$105,911	$246,119	(57.0)%
Average borrowing rate	6.56%	5.79%		6.35%	6.18%
Average SIFMA rate	0.27%	0.35%		0.26%	0.46%
N/M – Not meaningful.

General and Administrative

General and Administrative expenses decreased by $1.8 million in the three months ended September 30, 2010 as compared to the same period in 2009.  This decrease is mainly attributed to $2.9 million for acquisition related costs, which were incurred in 2009, as compared to no acquisitions in 2010, partially offset by an increase of $1.0 million in bonus expense due to the anticipation of increased Company performance.

General and Administrative expenses increased by $23.1 million in the nine months ended September 30, 2010 as compared to the same period in 2009.  This increase is mainly attributed to $26.5 million in assumption fees we accrued relating to the restructuring of certain credit intermediation agreements with Merrill Lynch in 2010, as well as a $1.0 million increase in bonus expense due to the anticipation of increased Company performance, partially offset by $3.9 million decrease of acquisition costs, which were recorded in 2009 for LIHTC funds, as compared to no acquisitions occurred in 2010.

Provision (Recovery) for Losses

Provision (recovery) for losses decreased by $150.7 million during the nine months ended September 30, 2010 as compared to the same period in 2009 mainly due to the following:

•
In 2009 we developed a strategy to address a marked decline in the operating performance of many of the non-stabilized properties underlying our Affordable Housing investments.  The strategy was developed to manage our exposure under the yield transactions and to address the declining cash flows to our Series B Freddie Mac Certificates.  In 2009, we recorded a $90.0 million provision for potential exposure related to the credit intermediation agreements.  In 2010, in connection with the Natixis Master Agreement and the Merrill Transaction Assignment Agreement, we have agreed to terms for the restructuring of certain of the mortgage revenue bonds. As a result, we recorded a $58.0 million reduction in loss reserves on our credit intermediation agreements in the nine months ended September 30, 2010.  Additionally, we recorded impairments of $61.6 million in the nine months ended in September 30, 2010 related to our Series B Freddie Mac Certificates (see below for Impairment of Assets).

•
$4.0 million decrease in bad debt expense primarily due to a reduction in the reserves against property advances to Tax Credit Fund Partnerships of approximately $4.2 million and a decrease of $1.7 million, due to cash recoveries from receivables previously reserved offset by an increase of $1.9 million in reserves recorded on fee receivables.  The reduction pertained to cash payments received as well as improved performance of certain underlying properties; and

•
$1.3 million increase in loss reserves related to DUI loans in our loan loss sharing program with Freddie Mac.  We are obligated to reimburse Freddie Mac for a portion of any loss that may result from borrower defaults in DUI transactions.  The increase in the loss reserve is a result of the expected loss severity on certain properties for which additional potential losses are anticipated.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Provision for losses decreased by $88.3 million in the three months ended September 30, 2010 as compared to the same period in 2009 due to the following:

•	$90.0 million in the loss reserve relating to yield transactions was recorded in the third quarter of 2009, reflecting the potential exposure related to the credit intermediation agreements;

•
$1.1 million increase in loss reserves related to DUI loans in our loan loss sharing program with Freddie Mac. The increase in the loss reserve is a result of the expected loss severity on certain properties for which additional potential losses are anticipated; and

•	$0.6 million increase in bad debt expense due to an increase of $2.3 million in reserve recorded on fee receivables, offset by a decrease in reserves against property advances.

Interest Expense

The increase in interest expense is primarily attributable to:

•
$3.0 million increase pertaining to borrowing and financings in the nine months ended September 30, 2010 as compared to the same period of 2009 is primarily due to an increase of $9.0 million related to the Freddie Mac secured financing attributable to a $178.2 million increase in the average bond principal balance, to $610.4 million.  This is a result of an increase of bonds in the December 2007 re-securitization that have been re-recognized since the third quarter of 2009 as a result of default, placement in special servicing, or for which we made commitments to fund operating deficits to the underlying property partnerships.  An additional $1.5 million increase in interest expense is due to the $20.0 million loan CFin Holdings took from Natixis as part of the March 2010 Restructuring and due to the Merrill Lynch Modification fee which is due from Centerline Guaranteed Holdings.  This was partially offset by a $2.7 million reduction relating to the termination of a securitization in the fourth quarter of 2009, a $1.7 million reduction of interest incurred relating to borrowings related to the equity interests in tax credit partnerships we held and subsequently sold in 2009, as well as a $1.9 million reduction pertaining to swaps primarily due to variable interest rates declining over the period and the termination of eight swaps since the second quarter of 2009.  We are the variable interest receiver of these swaps.  Additionally, there was a $1.2 million decrease in the nine months ended September 30, 2010 mainly due to fewer property closings, at which time the interest incurred on warehousing those properties is expensed.

•
$3.0 million increase in the three months and $16.1 million in the nine months in non-cash interest expense on derivatives was primarily due to unfavorable changes in the fair value of our free-standing derivatives contributing $1.1 million in the three months and $19.5 million in the nine months as well as the termination of six swap agreements during 2009 that were not included in the 2010 amounts that totaled $2.4 million in the three months and $5.8 million in the nine months.  The current notional amount of our derivatives is $159.9 million at September 30, 2010.  Also contributing to the increase is a $2.3 million reduction on the gains on termination of the developer swaps.  There were two developer swaps terminated during the first quarter of 2010 which resulted in a $2.1 million gain recorded as a reduction to interest expense, while there was a $4.4 million gain recorded in the third quarter of 2009 on the termination of two developer swaps.  As of September 30, 2010, we are party to 17 interest rate swap agreements with the developers of properties underlying certain mortgage revenue bonds we previously owned.  Where able, we plan to continue terminating these developer swaps.  As the swaps are all out-of-the-money, we would record additional gains upon termination.

•
$4.8 million in the nine months ended September 30, 2010, partially offsetting the above increases, pertaining to interest expenses on our preferred shares of subsidiary primarily due to redemption of $145.0 million of these shares from the proceeds of the sale in July 2009 of certain of our Series A-1 Freddie Mac Certificates.

Depreciation and Amortization

Depreciation and amortization expenses decreased by $0.7 million in the three months ended September 30, 2010 as compared to the same period in 2009.  This decrease is primarily attributed to a decrease of $0.4 million due to the redemption of Preferred Shares Series A, A-1 and A-2 in July 2009 reducing the average monthly amortization balance, as well as a decrease of $0.5 million in amortization expenses related to intangible assets that were fully amortized in the latter part of 2009. Depreciation and amortization expenses decreased by $4.7 million in the nine months ended September 30, 2010 as compared to the same period in 2009.  This decrease is attributed to the redemption of Preferred Shares Series A, A-1 and A-2 in July 2009 reducing the average monthly amortization balance, partially offset by an increase of $0.2 million resulting from a write off of fixed assets that we disposed of in the beginning of 2010.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Impairment of Assets

The table below provides the components of loss on impairment of assets for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009

Series B Freddie Mac certificates	$24,478	$30,473	$61,649	$39,022
Stabilization escrow (recovery)	14	41,965	(2,478)	41,965
Mortgage revenue bonds	--	448	--	448
Other	--	--	348	310
	$24,492	$72,886	$59,519	$81,745

The loss on impairment of assets in 2009 resulted from the declining performance of properties that underlie the mortgage revenue bonds we re-securitized in 2007. The loss on impairment recorded in 2010 is primarily due to an increase in the projected principal write-downs on our B-certificates and a reduction of the interest rate on a certain pool of bonds underlying certain credit intermediated funds as a result of the March 2010 Restructuring.

Other (Loss) Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2010	2009	% Change	2010	2009	% Change
Equity and other (loss) income	$(14)	$(1,840)	99.2%	$(198)	$(9,048)	97.8%
Gain (loss) from repayment or sales of investments, net	121	6	N/M	2,323	583	298.5
Total other income (loss)	$107	$(1,834)	105.8%	$2,125	$(8,465)	125.1%
N/M – Not meaningful.

Equity and Other Loss

During the nine months ended September 30, 2009, we recorded charges of $9.0 million ($1.8 million in the third quarter of 2009) to write down the value of equity interest in three Tax Credit Fund Partnerships as we disposed of these equity interests for less than our basis.

Gain from Repayment or Sales of Investments, Net

During the nine months ended September 30, 2010, we recognized a gain of $2.3 million on the sale of two bonds.

During the nine months ended September 30, 2009, we recognized a $0.6 million gain as a result of a collection on a bond which was fully impaired in prior years.

The above items are discussed under “Other Items” in SECTION 1 – CONSOLIDATED RESULTS.

Profitability

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2010	2009	% Change	2010	2009	% Change
Loss before other allocations	$(23,643)	$(162,722)	85.5%	$(12,088)	$(158,647)	92.4%
Net loss	(25,258)	(162,830)	84.5%	(16,444)	(161,901)	89.8

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

The change in loss before other allocations reflects the revenues and expense changes discussed above.  Incremental costs incorporated in net loss include allocations to the perpetual Equity Issuer preferred shares and the non-controlling interest allocation to Natixis.

Mortgage Banking

Mortgage origination activity has increased during the three and nine months ended September 30, 2010 due to improvement in current market conditions and favorable interest rates.  Although mortgage origination activity has increased, origination fees have increased by a lesser percentage during these periods.  This is primarily due to an increase in mortgage origination activity from our Small Loan Group, whose loans seldom earn origination fees, but generate premium revenue, which are recorded as gain on sales of mortgage loans in other revenue.  As a result, there is an increase in premium revenue.

Revenues

A description of the revenue streams for our Mortgage Banking operations can be found in our 2009 Form 10-K.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2010	2009	% Change	2010	2009	% Change
Interest income	$658	$589	11.7%	$2,096	$1,793	16.9%
Fee income:
Mortgage origination fees	861	469	83.6	2,097	1,988	5.5
Mortgage servicing fees	4,776	4,854	(1.6)	14,295	14,271	0.2
Other fee income	544	6	N/M	464	343	35.3
Other:
Gain on sale of mortgage loans	7,342	2,386	207.7	16,685	9,523	75.2
Prepayment penalties	140	62	125.8	337	453	(25.6)
Other revenues	8	53	(84.9)	300	185	62.2
Total revenues	$14,329	$8,419	70.2%	$36,274	$28,556	27.0%
N/M – Not meaningful.

Interest Income

Interest income increased by $0.3 million in the nine months ended September 30, 2010 as compared to the same period in 2009 primarily due to a $0.3 million increase in the interest earned on servicing escrow balances, which is primarily due to an increase in interest rates on servicing escrows from 0.2% in 2009 to 0.4% in 2010.

Mortgage origination fees

Mortgage originations are broken down as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009	% Change	2010		2009	% Change
Total mortgage origination activity(1)	$210,921		$143,865	46.6%	$561,837		$413,145	36.0%
Mortgages originated in prior periods and sold during the period	70,966		15,435		28,520		34,507
Less: mortgages originated but not yet sold(2)	(56,940)		(88,548)		(56,940)		(88,548)
Total mortgage origination activity recognized for GAAP and for which revenue is recognized	$224,947		$70,752	217.9%	$533,417		$359,104	48.5%
		% of Total		% of Total		% of Total		% of Total
Fannie Mae	$163,297	72.6%	$70,752	100.0%	$370,874	69.5%	$334,554	93.2%
Freddie Mac	61,650	27.4	--	--	108,450	20.3	24,550	6.8
Conduit and other	--	--	--	--	54,093	10.2	--	--
	$224,947	100.0%	$70,752	100.0%	$533,417	100.0%	$359,104	100.0%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

(1)	Includes all mortgages funded during the period.
(2)	Included in Other Investments – mortgage loans held for sale.

While mortgage origination activity recognized for GAAP and for which revenue is recognized has increased by 217.9% during the three months ended September 30, 2010, origination fees have increased by 83.6% during that period.  Mortgage origination activity has increased by 48.5% during the nine months ended September 30, 2010, while origination fees have increased by 5.5% during that period.  This is primarily due to an increase in mortgage origination activity from our Small Loan Group, whose loans seldom earn origination fees.  The weighted average origination fees for the nine months ended September 30, 2010 was 0.41% as compared to 0.59% in 2009 due to the origination of the small loans.

Mortgage Servicing Fees

	As of September 30,
(dollars in thousands)	2010	2009	% Change
Primary servicing mortgage portfolio	$8,393,535	$8,491,538	(1.2)%
Carrying value of MSRs	$54,754	$55,797	(1.9)%

Mortgage servicing fees were relatively unchanged during the three and nine months ended September 30, 2010 as compared to the same periods in 2009, consistent with the servicing portfolio balances.

Other Income

Other income during the three and nine months ended September 30, 2010 as compared to the same periods in 2009 increased primarily due to an increase in gains on sale of mortgage loans, resulting from increased loan origination, as well as higher trading premiums on Fannie Mae Mortgage Backed Securities (“MBS”) products and the value of the mortgage servicing rights (“MSRs”) retained on each loan.  We received $3.2 million and $7.2 million of premiums in the three and nine months ended September 30, 2010, respectively, as compared to $0.8 million and $4.0 million in the same periods in 2009.

We also recognized greater values of MSRs on originated loans due to various factors that are used to value MSRs, the biggest being servicing fees.  The average servicing fees on loans originated during the nine months ended September 30, 2010 increased by 8 basis points as compared to servicing fees on loans originated during the comparable 2009 period.  Gains on sale of mortgage loans related to MSR values were $4.2 million and $9.5 million in the three and nine months ended September 30, 2010, respectively, as compared to $1.6 million and $5.5 million in the same periods in 2009.  The origination amount increased by $154.2 million during the three months ended September 30, 2010 and $120.2 million during the nine months ended September 30, 2010.

Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2010	2009	% Change	2010	2009	% Change
General and administrative	$5,395	$4,950	9.0%	$15,342	$14,062	9.1%
Provision for losses	--	--	--	6,830	5,460	25.1
Interest, net	292	159	83.6	603	419	43.9
Depreciation and amortization	2,701	2,408	12.2	7,920	7,297	8.5
Total expenses	$8,388	$7,517	11.6%	$30,695	$27,238	12.7%

General and Administrative

General and administrative expense increased by $0.4 million in the three months ended September 30, 2010 and $1.3 million in the nine months ended September 30, 2010 as compared to the same periods in 2009 primarily due to increases in salaries and related expenses, including commissions, of $0.3 million and $1.4 million, respectively, due to an increase in the number of employees, from 42 in 2009 to 45 in 2010, as we build our origination capabilities and increase in commissions paid due to increased loan originations.  The increase in the nine months ended September 30, 2010 was partially offset by a decrease of $0.2 million in deferred origination expenses as more loans closed than settled during 2010.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Provision for Losses

The increase of $1.4 million in the nine months ended September 30, 2010 as compared to the same period in 2009 in loss reserves related to DUS loans in our loss sharing program with Fannie Mae (see Note 28 to the condensed consolidated financial statements).  We increased our loan loss reserve primarily due to an increase in anticipated losses on loans in the DUS portfolios resulting from continued deterioration in the underlying property performance.

Depreciation and Amortization

Depreciation and amortization increased $0.3 million in the three months ended September 30, 2010 and $0.6 million in the nine months ended September 30, 2010 primarily due to the hyper-amortization of certain mortgage servicing rights.  There were three and nine loans hyper-amortized and written off during the three and nine months ended September 30, 2010, respectively, due to the foreclosure of the related properties.  There were one and three loans hyper-amortized and written off during the three and nine months ended September 30, 2009, respectively.

Profitability

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2010	2009	% Change	2010	2009	% Change
Income before other allocations	$5,941	$902	558.6%	$5,579	$1,318	323.3%
Net income	5,941	$902	558.6%	$5,579	$1,318	323.3

The change in income before other allocations and net income reflects the revenue and expense changes discussed above.

Corporate

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2010	2009	% Change	2010	2009	% Change
Interest income	$94	$437	(78.5)%	$1,316	$1,948	(32.4)%
Other revenues	100	(83)	220.5	613	720	(14.9)
Total revenues	$194	$354	(45.2)%	$1,929	$2,668	(27.7)%

Interest Income

Interest income decreased $0.6 million in the nine months ended September 30, 2010 mainly due to the following:

•	$0.6 million decrease related to the assignment of the Merrill Lynch Guaranteed Fund Collateral amount to the Affordable Housing segment due to the March 2010 Restructuring; and

•
$0.4 million decrease related to an increase in the interest rate paid by Equity Issuer Trust to Natixis from an average variable rate of 0.73% in 2009 based on SIFMA to a fixed rate of 5.5% in 2010 based on the Amended and Restated Letter of Agreement dated June 2010, thus reducing the residual income that Equity Issuer Trust received.

This decrease was partially offset by a $0.3 million increase in intercompany interest primarily due to an increase in the average note receivable balance with other operating groups.  The average note receivable balances were $18.9 million in 2010 as compared to $8.8 million in 2009, which mainly related to Centerline REIT’s dividend declaration in September 2009.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2010	2009	% Change	2010	2009	% Change
General and administrative expenses	$9,575	$9,827	(2.6)%	$46,527	$35,408	31.4%
Provision (recovery) for losses	5	944	(99.5)	(48,039)	29,482	(262.9)
Interest expense:
Borrowings and financings	1,452	6,538	(77.8)	6,789	22,807	(70.2)
Derivatives – non-cash impact	--	(953)	100.0	--	(3,840)	100.0
Depreciation and amortization	2,249	3,567	(36.9)	7,545	13,665	(44.8)
Loss on impairment of assets	--	--	--	--	14	(100.0)
Total expenses	$13,281	$19,923	(33.3)%	$12,822	$97,536	(86.9)%

General and Administrative

General and administrative expenses decreased by $0.9 million in the three months ended September 30, 2010 and increased by $10.4 million in the nine months ended September 30, 2010 which primarily relates to:

•
$2.5 million increase in the three months ended September 30, 2010 and $5.7 million in the nine months ended September 30, 2010 related to an annual management services fee and procedures review payments made to Island (see Note 26 to the condensed consolidated financial statements);

•
$0.2 million increase in the three months ended September 30, 2010 and $1.6 million in the nine months ended September 30, 2010 in professional fees, primarily due to accounting and finance consulting fees related to the implementation of the new reporting system and internal control testing;

•
$0.4 million increase in the three months ended September 30, 2010 and $13.1 million in the nine months ended September 30, 2010 in professional fees, primarily legal and consulting, related to the March 2010 Restructuring; and

•
$2.8 million increase in the nine months ended September 30, 2010 relating to expenses recorded in the first quarter of 2010 on the issuance of Special Series A Shares to Natixis as part of the restructuring of certain intermediation agreements (see Note 28 to the condensed consolidated financial statements).

This was partially offset by:

•	$0.3 million decrease in the three months ended September 30, 2010 and $6.7 million in the nine months ended September 30, 2010 in rent expense relating to the termination of two office space leases;

•
$0.5 million decrease in the three months ended September 30, 2010 and $1.1 million in the nine months ended September 30, 2010 due to an increase in sublease income, primarily for office space sublet to C-III, which offsets rent expense;

•
$1.0 million decrease in the three months ended September 30, 2010 and $2.0 million in the nine months ended September 30, 2010 in salaries and benefits expense related to a decline in base salaries and benefits from reductions of personnel.  There were 100 corporate group employees as of September 30, 2009 compared to 65 employees as of September 30, 2010;

•
$0.2 million decrease in the three months ended September 30, 2010 and $0.8 million in the nine months ended September 30, 2010 related to large income tax payments incurred in 2009 which are not evident in 2010; and

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•
$1.2 million decrease in the three months ended September 30, 2010 and $1.6 million in the nine months ended September 30, 2010 primarily in office expenses and computer expenses due to a general effort to reduce expenses, as well as due to the closure and sublease of office space.

Provision (Recovery) for Losses

The recovery of losses of $48.0 million (all in the first quarter of 2010) reflects a settlement of a liability with respect to lease obligations for two office spaces no longer in use resulting in a reversal of previously expensed lease termination costs.  The $29.5 million provision for losses in 2009 related primarily to the additional estimated lease termination costs of these two office spaces recorded during 2009.

Interest Expense

Interest expense decreased $4.1 million in the three months ended September 30, 2010 and $12.2 million in the nine months ended September 30, 2010 mainly due to the following:

•
$2.5 million decrease in the three months ended September 30, 2010 and $6.9 million in the nine months ended September 30, 2010 due to reduced principal balances on our Term Loan and Revolving Credit Facility as a result of $65.0 million in principal on our Term Loan and Revolving Credit Facility being assumed by related parties in connection with the March 2010 Restructuring, $29.2 million in net principal repayments since the third quarter of 2009, as well as decreased interest rates for both our restructured Term Loan and Revolving Credit Facility;

•
$1.6 million decrease in the three months ended September 30, 2010 and $7.1 million in the nine months ended September 30, 2010 due to the cash interest expense related to the termination of the swap associated with the Term Loan and Revolving Credit facility in June 2009.  There was a $8.2 million decrease in interest payments in the nine months ended September 30, 2010, a $2.7 million decrease in interest receipts in the nine month period and a $1.6 million decrease in the three and nine month periods related to a loss on termination which was recorded in 2009 for which there are no comparable amounts in 2010; and

•
$1.0 million decrease in the three months ended September 30, 2010 and $2.0 million in the nine months ended September 30, 2010 primarily due to a $23.3 million settlement reached with Morgan Stanley (see Other (loss) income section below).  Due to this settlement, there was a $0.7 million decrease in the three months ended September 30, 2010 and $1.5 million in the nine months ended September 30, 2010 in the interest expense related to this liability.

These decreases were offset by the following:

•
$1.0 million increase in the three months ended September 30, 2010 and $3.8 million in the nine months ended September 30, 2010 due to the non-cash interest expense related to the termination of the swap associated with the Term Loan and Revolving Credit facility in June 2009.  In 2009, there was a $4.9 million favorable change in the fair value of the derivative in the nine months ended September 30, 2009, a $2.6 million amortization of the swap in the nine month period and a $1.6 million gain in the three and nine month periods for which there are no comparable amounts in 2010.

Depreciation and Amortization

Depreciation and amortization expenses decreased by $1.3 million in the three months ended September 30, 2010 and $6.1 million in the nine months ended September 30, 2010 mainly due to the following:

•	$0.8 million decrease in the three months ended September 30, 2010 and $3.3 million in the nine months ended September 30, 2010 related to certain intangible assets being fully amortized in 2009; and

•
$0.4 million decrease in the three months ended September 30, 2010 and $2.5 million in the nine months ended September 30, 2010 related to a reduction in amortization expense on the deferred financing costs related to the December 2007 re-securitization, which were fully amortized as of June 2009, as well as deferred financing costs on the revolver loan extension which was fully amortized in March 2010 due to the March 2010 Restructuring.

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

A summary of the impact the Tax Credit Fund Partnerships and Property Partnerships have on our Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Revenues	$28,171	$20,007	$83,523	$59,433
Interest expense	(3,645)	(2,980)	(12,528)	(7,365)
Loss on impairment of assets	(1,150)	--	(23,350)	(30,151)
Other expenses	(42,461)	(35,830)	(189,124)	(110,243)
Partnership expenses eliminated in consolidation	(19,190)	(15,083)	(50,899)	(50,955)
Other losses	(69,984)	(62,311)	(299,928)	(524,021)
Allocations to limited partners	108,267	96,083	492,291	663,183
Net impact	$8	$(114)	$(15)	$(119)

The net impact represents the equity income we earn on our co-investments which is included in net income (loss).  See SECTION 2 – CONSOLIDATED RESULTS OF OPERATIONS – Other Items.

The following table summarizes the number of Consolidated Partnerships at September 30:

	2010	2009
Tax Credit Fund Partnerships	140	136
Tax Credit Property Partnerships	111	52

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

The increase in revenues for the three and nine months ended September 30, 2010 is primarily due to an increase in rental income resulting from the additional Tax Credit Property Partnerships we are consolidating largely due to the adoption of ASU 2009-17 effective January 1, 2010.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Interest expense relates to borrowings to bridge timing differences between when the funds deploy capital and when subscribed investments are received for Tax Credit Fund Partnerships (“Bridge Loans”), as well as mortgages and notes held at the Tax Credit Property Partnerships.  The increase for the three and nine months ended September 30, 2010 as compared to the same periods in 2009 is due to the additional Tax Credit Property Partnerships largely due to the adoption of ASU 2009-17 effective January 1, 2010, as well as these partnerships incurring interest expense on notes, which had their interest waived in prior periods.

Other expenses increased for the nine months ended September 30, 2010 primarily due to an increase of $48.3 million in the reserves against receivables due from Property Partnerships primarily as a result of a change in the methodology of calculating the collectability of the receivables.  In previous years, these receivables were measured for impairment along with the applicable equity investment and impairments were recognized as equity losses.  In addition, for the three and nine months ended September 30, 2010, there were increases attributable to the increases in Tax Credit Fund Partnerships and Property Partnerships that we consolidated from the first quarter of 2010 as a result of the adoption of ASU 2009-17 effective January 1, 2010.

Other losses principally represent the equity losses that Tax Credit Fund Partnerships recognize in connection with their investments in non-consolidated property partnerships.  The decrease in losses during the nine months ended September 30, 2010 primarily resulted from a decrease in impairments recognized on property partnership equity investment of $203.4 million.  In addition, for the nine months ended September 30, 2010, there was a decrease in losses recognized by the Tax Credit Fund Partnerships of $27.6 million as a result of foreclosures and sales.

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

Our primary short-term business needs include payment of compensation and general business expenses, facilitating loan originations and equity investments within our Affordable Housing and Mortgage Banking businesses, and funding commitments and contractual payment obligations including debt amortization.  We fund these short-term business needs primarily with cash provided by operations, securitization of investments and revolving credit facilities and asset-backed warehouse credit facilities.  Our long term liquidity needs include capital needed for potential strategic acquisitions or the development of new businesses, increased financing capacity to meet growth in our businesses, and the repayment of long-term debt.  Our primary sources of capital to meet long-term liquidity needs include cash provided by operations, debt and various types of equity offerings, including equity of our subsidiaries.  We are unable to project with certainty whether our long-term cash flow from operations will be sufficient to repay our long-term debt when it comes due.  If this cash flow is insufficient, then we may need to refinance such debt or otherwise amend its terms to extend the maturity dates.  We cannot make any assurances that such refinancing or amendments would be available at attractive terms, if at all.  Recent economic events have limited these sources of liquidity in three key areas:

•
a significant decline in our cash flow from operations due to decreased transaction related revenues, primarily due to a reduction in the number of new Affordable Housing funds we have sponsored as well as a significant decline in our cash flow from the Series B Freddie Mac Certificates due to the credit deterioration of the underlying assets;

•	a sharp decline in our common share price has made obtaining equity capital through equity offerings extremely difficult and uneconomical for us; and

•	the lower level of debt financing available in the marketplace.

As part of our March 2010 Restructuring, we restructured our Term and Revolving Credit Facility (see Note 13 to the Condensed Consolidated Financial Statements).  Our new Term Loan matures in March 2017 and our new Revolving Credit Facility matures in March 2015.  Scheduled repayments of principal on the term loan begin in December 2011.  Beginning at that time, we must repay $3.0 million in principal per quarter until maturity, at which time the remaining principal is due.  In addition, through this restructuring, we increased the capacity of our Revolving Credit Facility.  Our Revolving Credit Facility has a total capacity of $37.0 million, of which $12.0 million is used for letters of credit.  Once the letters of credit are terminated, the amount of the Revolving Credit Facility associated with these letters of credit cannot be redrawn.  At September 30, 2010, out of the remaining $25.0 million, $6.0 million was drawn, leaving a total available capacity of $19.0 million.  Subsequent to September 30, 2010, we repaid $6.0 million of the amount drawn from the Revolving Credit Facility, bringing its available capacity to $25.0 million.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Also as part of the March 2010 Restructuring, we restructured our credit intermediation agreements (see Note 28 to the Condensed Consolidated Financial Statements) and settled most of our unsecured liabilities (see Note 15 to the Condensed Consolidated Financial Statements) which have significantly reduced our potential funding requirements.

We use asset-backed warehouse facilities to fund Fannie Mae and Freddie Mac mortgage originations in our Mortgage Banking and Affordable Housing groups.  Due to recent economic events we have seen the capacity of these financing facilities decrease.  Our mortgage banking warehouse facility was originally scheduled to mature in September 2010.  An extension was provided to October 4, 2010, at which time a new warehouse facility agreement was signed.

On November 2, 2010, Fannie Mae issued changes to the DUS Capital Standards that will be effective January 1, 2011.  Among other provisions, the revised DUS Capital Standards will raise the Restricted Liquidity Requirement by 25 basis points on Tier 2 mortgage loans and will be phased in quarterly through Q1 2014.  The implementation of the revised DUS Capital Standards by the Company would increase the collateral required for our existing DUS portfolio by approximately $9.0 million assuming the full 25 basis point increase in the collateral requirement was applied to our current portfolio balance.

We currently have outstanding 695 Convertible Redeemable CRA shares, the holders of which did not participate in the March 2010 Restructuring.  If we do not repurchase these Convertible Redeemable CRA shares by January 1, 2012, the shareholders will have the option to require us to purchase the shares for the original gross issuance price per share (plus accumulated and unpaid distributions).  As of September 30, 2010, the aggregate gross issuance price due on or after January 1, 2012 is $13.0 million.  We are exploring with these shareholders various ways to mitigate the above repurchase risk.

Management continues to actively pursue strategies to maintain and improve our cash flow from operations, including:

•	increasing revenues through increased volume of mortgage originations and growth of assets under management;

•	instituting measures to reduce general and administrative expenses;

•	continuing to sell and/or monetize investments that do not meet our long-term investment criteria; and

•	reducing our risk of loss by continuing to improve our Asset Management infrastructure.

Notwithstanding current market conditions, management believes cash flows from operations, amounts available to be borrowed under our Revolving Credit Facility, and capacity available under our warehouse facilities are sufficient to meet our current liquidity needs.

Cash Flows

	Nine Months Ended September 30,
(in thousands)	2010	2009
Cash flow from operating activities	$(46,410)	$(48,293)
Cash flow from investing activities	46,633	225,825
Cash flow from financing activities	27,857	(182,248)
Net increase (decrease) in cash and cash equivalents	$28,080	$(4,716)

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Operating Activities

Operating cash flows include the warehousing of mortgage loans that we originate and sell to Fannie Mae and Freddie Mac, each of which has an associated sale commitment that allows us to recoup the full amount expended.  Excluding these amounts from both periods, operating cash flows were $(17.8) million in the 2010 period as compared to $(0.3) million in the same period in 2009.  The decrease in operating cash flows was driven in large part by one-time costs of $13.1 million, primarily related to professional services fees incurred in connection with the March 2010 Restructuring.  In addition, approximately $13.1 million in cash payments were made by the Company to settle certain unsecured liabilities.  These operating cash flow decreases were partially offset by more focused cash management and cost reduction initiatives.

Investing Activities

Positive investing cash flows in the 2010 period resulted primarily from the cash proceeds received relating to the sale, as part of the March 2010 Restructuring, of our Portfolio Management business and the portions of the Commercial Real Estate Group that was not affiliated with loan originations.  Positive investing cash flows in 2009 was largely attributable to the sale of certain Series A-1 Freddie Mac Certificates.

Financing Activities

Financing cash flows in the 2010 period were higher than the 2009 period in part due to the proceeds attributed to the sale of Special Series A shares to Island Capital as part of the March 2010 Restructuring, as well as a higher level of debt repayments and the repurchase of preferred shares of subsidiary in the 2009 period in connection with the sale of Special Series A shares.  Additionally, the level of financing inflows and outflows will vary with the level of mortgage originations, which also impacts operating cash flows as described above.  We finance those originations with warehouse lines that are repaid as the loans are sold.  Excluding the financing of mortgage loan originations discussed in Operating Activities above, total debt drawn in the 2010 period (inclusive of a draw of $20.0 million under CFin Holdings’ Credit Facility) was $5.3 million (compared to a net reduction of $79.9 million in the 2009 period).

Liquidity Requirements after September 30, 2010

Equity distributions declared through September 30, 2010, which will be paid through November 12, 2010 are as follows:

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

The current lack of liquidity in the financial markets has caused investment spreads to widen dramatically on investments and many of our investments are currently illiquid.  In liquid markets, readily available or observable prices are used in valuing mortgage related positions.  In less liquid markets, such as those we have encountered since the second half of 2007, we may be required to utilize other available information and modeling techniques to estimate the fair value for our positions.

Similar to other market participants, we are confronted by valuation related issues, particularly since the second half of 2008.  These include:

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•	significant increase in dependence on model-related assumptions and/or unobservable inputs;

•	doubts about the quality of the market information utilized as inputs; and

•	rapidly changing expectations of default levels.

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

(in thousands)	September 30, 2010	December 31, 2009
Level 3 assets held for our own account:
Series A-1 Freddie Mac Certificates	$173,265	$183,093
Series B Freddie Mac Certificates	60,381	61,003
Mortgage revenue bonds	281,441	245,671
Goodwill(1)	93,283	93,283
Mortgage servicing rights(2)	63,797	60,423
Other intangible assets(1)	11,446	17,338
Total Level 3 assets	$683,613	$660,811
Level 3 assets as a percentage of total fair value assets	91.5%	95.1%
(1) Non-financial asset fair valued on a non-recurring basis. (2) Financial asset fair valued on a non-recurring basis.

As noted above, while we have the intent to hold most of our assets until maturity or recovery, we have recorded impairment charges for certain assets for which we either do not have such intent, or for which the underlying credit quality had deteriorated and, therefore, we may not recover our full investment.

We recorded the following impairments of Level 3 assets for the periods presented (see Notes 4 and 21 to the condensed consolidated financial statements):

	Nine Months Ended September 30,
(in thousands)	2010	2009
Series B Freddie Mac Certificates	$61,649	$39,022

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Capital Resources

Financing Obligations

The table below reflects our financing obligations at the dates presented:

				September 30, 2010
(in thousands)	September 30, 2010		December 31, 2009	Available to Borrow		Maximum Commitment
Credit Facility:
Term loan	$127,990		$11,082	$--		$127,990
Revolving credit facility	6,000		210,000	19,000	(1)	37,000
Other Notes Payable:
Mortgage Banking warehouse line	37,160		550	62,840	(2)	100,000
CFin Holdings credit facility	21,187	(3)	--	--	(3)	20,000
Multifamily ASAP facility	19,841		28,132	N/A	(2)	N/A
Centerline Financial credit facility	--		--	30,000		30,000
Subtotal	212,178		249,764	111,840
Freddie Mac Secured Financing(4)	638,653		585,528	N/A		N/A
Subtotal (excluding Consolidated Partnerships)	850,831		835,292	111,840
Consolidated Partnerships	151,695		155,810	N/A		N/A
Total	$1,002,526		$991,102	$111,840

N/A – Not meaningful.

(1)   Availability reduced by an outstanding letter of credit.
(2)   Borrowings under these facilities are limited to assets that serve as collateral.
(3)   Balance at September 30, 2010 includes accrued interest that has been capitalized.
(4)   Relates to mortgage revenue bonds that we re-securitized but for which the transaction was not recognized as a sale (see Note 14 to the consolidated financial statements).

Credit Facility

In February 2010, we repaid in full the Term Loan that was outstanding as of December 31, 2009.

The termed-out portion of our Revolving Credit Facility ($208.0 million at December 31, 2009) was reduced by $70.5 million from the following sources:

•	$60.0 million assumed by C-III as part of the March 2010 Restructuring;

•	$5.0 million assumed by an affiliate of The Related Companies L.P. (“TRCLP”), as part of the March 2010 Restructuring (see Note 26); and

•	$5.5 million we repaid at the time of the March 2010 Restructuring.

As part of the March 2010 Restructuring, the remaining termed-out portion and the revolving portion of the Revolving Credit Facility were restructured into a new Term Loan and Revolving Credit Facility which includes the following changes from the previous facility:

•
The remaining balance of the termed-out portion of the Revolving Credit Facility ($137.5 million) was restructured as a Term Loan maturing in March 2017 with an interest rate of 3.0% over either the prime rate or LIBOR (at our election which currently is LIBOR).  There are no scheduled repayments of principal until December 2011.  At that time, we must repay $3.0 million in principal per quarter until maturity, at which time the remaining principal is due.  On July 29, 2010, $10.0 million that was held in an escrow account funded with transaction proceeds at the time of the March 2010 Restructuring was released.  $0.5 million was used to pay certain expenses.  The remaining $9.5 million was used to pay down principal on the Term Loan, reducing its outstanding balance to $128.0 million.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•
The revolving portion of the Revolving Credit Facility was restructured into a new Revolving Credit Facility with a total capacity of $37.0 million. The Revolving Credit Facility matures in March 2015 and bears interest at 3.0% over either the prime rate or LIBOR at our election (which currently is LIBOR).  The Revolving Credit Facility is to be used for LIHTC property investments or for working capital purposes.  As of September 30, 2010, $6.0 million was drawn and $12.0 million in letters of credit were issued under the Revolving Credit Facility.  Once the letters of credit are terminated, the amount of the Revolving Credit Facility associated with these letters of credit cannot be redrawn.  As of September 30, 2010 the undrawn balance of the Revolving Credit Facility was $19.0 million.  Subsequent to September 30, 2010, we repaid $6.0 million of the amount drawn from the Revolving Credit Facility, bringing its available capacity to $25.0 million.

•
The Revolving Credit Facility has customary financial covenants, but excludes certain provisions that had been in the previous facility such as required asset sales and repayments based on specific cash flow streams.  The following financial covenants will not be effective immediately:

o	a minimum ratio of consolidated EBITDA to fixed charges, which will become effective for us as of September 30, 2011; and

o	a maximum ratio of funded debt to consolidated EBITDA, which will become effective for us as of September 30, 2012.

•
The new Term Loan and Revolving Credit Facility agreement contains restrictions on distributions.  Under the agreement, we are generally not permitted to make any distributions except for certain cases such as to the holders of the Equity Issuer preferred shares.

The weighted average net interest rate for the Term Loan and Revolving Credit Facility was 3.26% as of September 30, 2010 and 6.33% as of December 31, 2009.

Mortgage Banking Warehouse Facility

Our warehouse facility has a capacity of $100.0 million and was originally scheduled to mature in September 2010.  An extension was provided to October 4, 2010, at which time a new warehouse agreement was signed (see Note 29 to the condensed consolidated financial statements).  The warehouse facility bore interest at LIBOR plus 2.75%.  Mortgages financed by such advances (see Note 8 to the condensed consolidated financial statements), as well as the related servicing and other rights (see Note 10 to the condensed consolidated financial statements) have been pledged as security under the warehouse facility.  The interest rate on the warehouse facility was 3.01% as of September 30, 2010 and 2.98% as of December 31, 2009.  All loans securing this facility have firm sale commitments with GSE’s.

Multifamily ASAP Facility

Under the Multifamily ASAP Facility program with Fannie Mae, mortgage loans are initially funded using the mortgage banking warehouse facility described above.  Subsequently, Fannie Mae funds approximately 99% of the loan and Centerline Mortgage Capital Inc. (“CMC”) fund the remaining 1%.  CMC is later reimbursed by Fannie Mae when the assets are sold.  Interest on this facility accrues at a rate of LIBOR plus 0.85% with a minimum rate of 1.20%.  The interest rate on the warehouse facility was 1.20% as of September 30, 2010 and as of December 31, 2009.

CFin Holdings Credit Facility

On March 5, 2010, Centerline Financial Holdings LLC (“CFin Holdings”) entered into a Senior Secured Credit Agreement (the “CFin Holdings Credit Agreement”).  Under the terms of the CFin Holdings Credit Agreement, we are permitted to borrow up to $20.0 million, plus, under certain conditions, up to an additional $1.0 million in each calendar year until March 5, 2037.  Borrowings under the CFin Holdings Credit Agreement are secured by a first priority lien on substantially all of CFin Holdings’ existing and future assets.  Borrowings under the CFin Holdings Credit Agreement will bear interest at a rate of 10% per annum, which will be paid-in-kind and added to the outstanding principal amount on the last business day of March, June, September and December of each year.  As of September 30, 2010, we had borrowed the full $20.0 million under this credit facility.  CFin Holdings’ outstanding balance under the Credit Facility as of September 30, 2010 was $21.2 million which includes accrued interest.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Centerline Financial Credit Facility

In June 2006, Centerline Financial entered into a senior credit agreement.  Under the terms of the agreement, Centerline Financial is permitted to borrow up to $30.0 million until its maturity in June 2036.  Borrowing under the agreement will bear interest at our election of either:

•	LIBOR plus 0.4%; or

•	1.40% plus the higher of the prime rate or the federal funds effective rate plus 0.5%.

As of September 30, 2010, no amounts were borrowed under this facility and as a result we did not make an election.  Due to a wind-down event caused by a capital deficiency under Centerline Financials LLC agreement, Centerline Financials senior credit facility are still available to be drawn and Centerline does not believe this default has a material impact on Centerline’s financial statements or operations.

Consolidated Partnerships

The capital structure of our Consolidated Partnerships comprises debt facilities that are non-recourse to us, including:

•	notes payable by the Tax Credit Fund Partnerships collateralized either by the funds’ limited partners’ equity subscriptions or by the underlying investments of the funds; and

•	mortgages and notes payable on properties.

Further information about our financing obligations is included under Commitments and Contingencies later in this section.

Equity

We have several classes of equity outstanding, provided in the table below, with varying claims upon our income and cash flows:

(in thousands)	September 30, 2010	December 31, 2009
Mezzanine equity:
Redeemable CRA shares	$12,328	$203,252
11.0% Preferred shares	--	129,228
Centerline Holding Company equity:
CRA shares	--	(1,235)
Non-controlling interests:
Preferred shares of a subsidiary (not subject to mandatory repurchase)	104,000	104,000
Convertible SCUs	(88,300)	(89,375)
Convertible SCIs	--	364
Other	5,100	5,715

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Commitments and Contingencies

Off-Balance Sheet Arrangements

The following table reflects our maximum exposure and the carrying amounts as of September 30, 2010, for guarantees we and our subsidiaries have entered into and other contingent liabilities:

(in thousands)	Maximum Exposure	Carrying Amount
Tax Credit Fund credit intermediation(1)	$1,381,070	$24,808
Mortgage banking loss sharing agreements(2)	987,553	31,646
Credit support to developers(3)	203,906	--
Centerline Financial credit default swaps(4)	33,715	931
	$2,606,244	$57,385

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

(3)   Generally relates to business requirements for developers to obtain construction financing. As part of our role as co-developer of certain properties, we issue these guarantees in order to secure properties as assets for the funds we manage. To date, we have had minimal exposure to losses under these guarantees.

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

At September 30, 2010, $192.2 million represents, of the total amount of the liabilities labeled as “Notes Payable” on our Condensed Consolidated Balance Sheets, variable rate debt not economically hedged via interest rate swap agreements.  We also have escrow balances of $199.3 million maintained by our mortgage banking group and we are entitled to the interest earned on those balances.  A 1.0% increase in interest rates would therefore result in a net increase of our pre-tax income by $0.1 million.

We may manage this risk through the use of interest rate swaps as described in Note 25 to the condensed consolidated financial statements.  In addition, we manage our exposure by striving for diversification in our businesses, including analysis of our susceptibility to interest rate changes and by managing our leverage.

As of September 30, 2010, we had freestanding derivatives with total notional amount of approximately $159.9 million with rates based on SIFMA.  A 1.0% increase in the SIFMA rates would result in a net increase of our pre-tax income by approximately $13.0 million.  This includes a $1.6 million increase in our pre-tax income due to the reduced amount due by us to the counterparties as well as $11.4 million increase in our pre-tax income due to the change in fair value of the swaps.

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

b)	Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Federal Securities Cases

On January 18, 2008, the first of the federal securities putative class actions was filed against us and certain of our officers and trustees in the United States District Court for the Southern District of New York.  Thereafter, five other, essentially duplicative putative class actions were also filed in the same court.  The complaint in each case asserted that we and other defendants allegedly violated federal securities law by failing to disclose in a timely fashion our December 2007 transaction with Freddie Mac.  On May 5, 2008, the Court designated Centerline Investor Group, which is made up of several shareholders, as lead plaintiff for these cases.  Pursuant to the Court’s stipulation and order dated March 3, 2008, the lead plaintiff filed a consolidated complaint on July 7, 2008 in this action, In re Centerline Holding Company Securities Litigation, No. 08 CV 00505.  The consolidated complaint also alleges violations of the federal securities laws in connection with our announcement of the Freddie Mac transaction, changes to the Company’s business model, and the reduction in dividend guidance policy, and seeks an unspecified amount of compensatory damages and other relief on behalf of all persons or entities that purchased the common stock of Centerline Holding Company during the period March 12, 2007 through December 28, 2007.  The defendants in this action filed a motion to dismiss the consolidated complaint on October 27, 2008 and the motion was granted by U.S. District Court Judge Shira Scheindlin on January 12, 2009.  Judge Scheindlin granted the lead plaintiff leave to replead, and the lead plaintiff filed an Amended Consolidated Complaint on March 13, 2009.  On April 30, 2009, the defendants in this case filed a motion to dismiss the Amended Consolidated Complaint. The lead plaintiff filed his opposition to defendants’ motion to dismiss on June 12, 2009 and the defendants filed their reply to the opposition motion filed by the plaintiff on June 30, 2009.  On August 4, 2009 the defendants’ motion to dismiss was granted and the case was dismissed without leave for the plaintiff to replead.  On September 2, 2009, plaintiff filed an appeal of the District Court’s decision with the Second Circuit Court of Appeals.  Both the plaintiff and the defendants filed briefs in this appeal and oral argument before the Second Circuit Court of Appeals was held on April 7, 2010.  By summary order dated June 9, 2010, the Second Circuit Court of Appeals affirmed the District Court’s dismissal of the plaintiff’s claims in their entirety.  On June 29, 2010, the plaintiff filed a petition for reconsideration and rehearing en banc of the June 9, 2010 summary order.  The Second Circuit Court of Appeals denied plaintiff’s petition on August 20, 2010.

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

On April 28, 2008, a consolidated amended verified complaint alleging breaches of fiduciary duties of loyalty, candor, due care, fair dealing, waste of corporate assets and unjust enrichment, was filed against us and our board of trustees in Carfagno v. Schnitzer et al., 08 CV 912 (SAS) and Broy v. Blau, 08 CV 1971 (SAS), pending in the U.S. District Court for the Southern District of New York.  The action was styled both as a derivative suit and as a class action on behalf of all holders of Centerline securities who qualified to purchase our 11.0% Preferred Shares pursuant to the rights offering but who did not do so.  In late March 2009, the plaintiffs and defendants reached a basis of settlement which would require a reduction in the rate payable on the 11.0% Convertible Preferred Shares held by TRCLP and its affiliates to 95% and an increase in the conversion price from $10.75 to $12.35.  A Stipulation of Settlement was filed with the U.S. District Court (S.D.N.Y.) on April 8, 2009 and a fairness hearing for approval of the settlement was held May 18, 2009.  At that time, the District Court entered a Final Judgment approving the Settlement, which was to become effective once the Delaware Court of Chancery dismisses the Off and Ciszerk matters with prejudice.  Prior to dismissal of the Off and Ciszerk matters, TRCLP as the holder of a majority of the 11.0% Preferred Shares, consented to an amendment and restatement of the certificate of designation for such series of shares to reflect the foregoing changes and such amendment and restatement was adopted on March 5, 2010.  On December 16, 2009, the Delaware Chancery Court dismissed the Off matter with prejudice and on April 12, 2010, that court dismissed the Ciszerk matter with prejudice.  On March 8, 2010, the U.S. District Court for the Southern District of New York entered the parties’ stipulation of dismissal of the Kanter matter with prejudice.  On April 14, 2010, the U.S. District Court for the Southern District of New York confirmed the effectiveness of the Carfagno settlement.  On April 21, 2010, the parties entered into a stipulation dismissing the Kramer matter without prejudice.  On August 5, 2010, the parties entered into a stipulation dismissing the Kastner and Kostecka matters with prejudice and on September 8, 2010 this stipulation was submitted to the New York Supreme Court for approval.

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

On or about November 25, 2009, affiliates of Centerline commenced two actions against David Rubin, Marc Gelman and various affiliates of Enhanced Affordable Development Co., LLC that have served as the managing members or general partners of the Lake Point, Orchard Mill, Shannon Lake, Fox Hollow and Huntington Reserve LIHTC projects.  One of the lawsuits, entitled Centerline Capital Group Inc. v. Lake Point Management, LLC, et al., Index No. 603602/09 (NY Co. Sup. Ct.) (the “CCG v. Lake Point Case”), seeks money damages, injunctions and declaratory relief respecting breaches of the operating agreements, partnership agreements and certain guarantee agreements for those projects and the removal of the Enhanced entity as the managing member or general partner of each such project.  The second lawsuit, entitled CharterMac Atlanta SLP LLC, et al. v. Rubin, et al., Index No. 603601/09 (NY Co. Sup. Ct.) (the “CharterMac Case”), arises from the termination of certain interest rate swap agreements due to loan defaults by the borrower on the mortgage loan for each of those five projects.  A Centerline affiliate serves as the servicer for the mortgage loan for each of the five project partnerships.  On or about March 8, 2010, the defendants in the Centerline v. Lake Point  Case served their Answer, Counterclaims and Third-Parties Complaint, in which they asserted: (i) counterclaims against Centerline for breach of contract, breach of fiduciary duty and tortious interference with contract; (ii) third-party claims against CharterMac Atlanta SLP LLC, CharterMac Lake Point Associates LLC, CharterMac Orchard Mill Associates LLC, CharterMac Shannon Lake Associates LLC, CharterMac Credit Enhanced SLP LLC-Series G, and Centerline Credit Enhanced Partners LP-Series G (collectively, the “CharterMac Case Subsidiaries”), which are subsidiaries of Centerline Credit Enhanced Partners LP-Series F or Centerline Credit Enhanced Partners LP-Series G, the investors in the Projects and the plaintiffs in the CharterMac Case, for breach of fiduciary duty and conspiracy to breach fiduciary duty; (iii) third-party claims against an officer of Centerline for allegedly aiding and abetting breaches of fiduciary duty and conspiracy to breach fiduciary duties; and (iv) a counterclaim against Centerline and a third-party claim against the bond trustees for the Projects seeking a declaratory judgment about the use of certain escrows held by those trustees.  The counterclaims against Centerline seek money damages that are alleged to exceed $81 million in the aggregate and the third-party claims against the CharterMac Case Subsidiaries seek money damages that are alleged to exceed $51 million in the aggregate.  The counterclaims and third-party claims also seek, among other things, punitive damages of not less than $50 million and attorneys’ fees from the Company and the CharterMac Case Subsidiaries.  On or about June 30, 2010, the parties to both lawsuits and their affiliates entered into a written settlement agreement, pursuant to which the lawsuits, including all claims asserted or that could have been asserted in those actions, will be dismissed with prejudice and all such claims released.  The settlement does not require the payment of any money to any of the Enhanced parties by any of the Centerline parties, except that certain Enhanced entities that served as property managers for apartment complexes owned by the project companies will receive property management fees for those services through September 30, 2010.  A settlement has now been consummated and both actions, including all claims, counterclaims and third-party claims, have been dismissed with prejudice.

On or about July 23, 2010, Locust Street Lofts, LP, (“Lofts”), Locust Street Tenant, LP, (“Tenant”), Elias Haus Partners, LLC, Elias Tenant, LLC, Bill L. Bruce and Richard Yackey commenced an action in the Circuit Court of the City of St. Louis, Missouri, entitled Locust Street Lofts, LP, et al v. CCL Locust Street Owner LLC, et al., Cause No. 1022-CC10087, against certain subsidiaries of the Company and investment funds managed by the Company’s subsidiaries (the “Centerline Locust Street Defendants” ).  The plaintiffs, however, did not immediately serve the summons and complaint on the Centerline Locust Street Defendants.  On or about September 20, 2010, the Centerline Locust Street Defendants served their answer and counterclaim and filed certain motions in the action, including one for a preliminary injunction or the appointment of a receiver.

The complaint asserts claims that certain of the investment funds managed by the Company’s subsidiaries breached certain contracts by not paying a total of approximately $1.2 million in capital contributions to Lofts and Tenant, which are project partnerships in which certain of the Centerline Locust Street Defendants are limited partners.  The complaint also alleges that the Centerline Locust Street Defendant that serves as the special limited partner for Lofts and Tenant improperly removed certain plaintiffs from their positions as the general partners of Lofts and Tenant. The complaint seeks money damages of approximately $1.2 million, interest, costs, attorneys’ fees and declaratory relief.  The parties are currently engaged in expedited discovery in connection with the motion for a preliminary injunction or a receiver.  That motion is scheduled for an evidentiary hearing beginning on October 13, 2010.  The Centerline Locust Street Defendants intend to defend the claims asserted against them and to prosecute their counterclaims vigorously.

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

2.	Risks Related to Our Mortgage Banking group

There are risks of loss associated with our mortgage originations that may negatively impact our net income and cash flows

In our DUS program, we originate loans through one of our subsidiaries that are thereafter purchased or credit enhanced by Fannie Mae.  Pursuant to a master loss sharing agreement with Fannie Mae, we retain a first loss position with respect to the loans that we originate and sell under this program.  For these loss sharing loans, we assume responsibility for a portion of any loss that may result from borrower defaults, based on the Fannie Mae loss sharing formulas, and Fannie Mae risk Levels I, II or III.  All of the 945 loss sharing loans in this program as of September 30, 2010, were Level I loans.  For a majority of these loans, if a default occurs, we are responsible for the first 5% of the unpaid principal balance and a portion of any additional losses to a maximum of 20% of the original principal balance; any remaining loss is borne by Fannie Mae.  For 98 loans a modified risk sharing arrangement is applied in which our risk share is 0% to 75% of our overall share of the loss.  For Level II and Level III loans, we may carry a higher loss sharing percentage.  Pursuant to this agreement, we are responsible for funding 100% of mortgagor delinquency (principal and interest) and servicing advances (taxes, insurance and foreclosure costs) until the amounts advanced exceed 5% of the unpaid principal balance at the date of default.  Thereafter, for Level I loans, we may request interim loss sharing adjustments which allow us to fund 25% of such advances until final settlement under the master loss sharing agreement or up to our maximum assumed responsibility under the agreement.  No interim sharing adjustments are available for Level II and Level III loans.

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

Our maximum “first loss” exposure under the DUS and DUI programs is detailed in ITEM 2 - Management’s Discussion and Analysis – SECTION 4 – Liquidity and Capital Resources – Commitments and Contingencies - Off Balance Sheet Arrangements and Note 28 to the condensed consolidated financial statements.

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

In connection with the March 2010 Restructuring and the concurrent equity restructuring, we issued a new series of shares (the “Special Series A Shares”) that on October 6, 2010 were converted into 289.9 million common shares.  In addition, 12.7 million common shares remained issuable in exchange for outstanding SCUs.  Upon conversion of these shares and SCUs to common shares, their sale in the public market could, and depending upon the number of involved, likely would, adversely affect prevailing market prices of our shares and our ability to raise additional capital through the equity markets.

As a result of our March 2010 Restructuring and the conversion of the Special Series A Shares to common shares, our Board of Trustees may determine at some time in the future that it is in the best interests of the Company and its shareholders to undertake a reverse share split which would reduce the outstanding number of shares.  On our October 6, 2010 shareholders meeting, our shareholders approved an amendment and restatement of our trust agreement which  include amendments granting our Board of Trustees the authority to implement in its sole discretion any future share divisions, splits or combinations, including a reserve share split.

Following such approval by the shareholders, the Board is able to implement a reverse share split to reduce the number of outstanding Common Shares and reclassify any unissued Common Shares and shares held in the Company’s treasury, which will facilitate any future issuances of shares of beneficial interest by making those categories of Common Shares available for reclassification and reissuance.  In addition, in the event we implement a reserve share split, holders of fractional shares may be required to sell such fractional shares to the Company for an amount which may be de minimis.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Equity Securities purchased by us

The following table presents information related to our repurchases of our equity securities during the third quarter of 2010 and other information related to our repurchase program:

Period	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Common shares(1):
July 1 – 30, 2010	--	$--	--
August 1 – 31, 2010	--	--	--
September 1 – 30, 2010	--	--	--
Total common shares	--	$--	--	303,854
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

CENTERLINE HOLDING COMPANY
(Registrant)

Date: November 12, 2010	By:	/s/ Robert L. Levy
Robert L. Levy President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Executive Officer)