Form 10-K
period 2010-12-31
CENTERLINE HOLDING CO
filed 2011-03-30
CIK 1043325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________

FORM 10-K
_____________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No ☑

The aggregate market value of common equity held by non-affiliates of the registrant as of June 30, 2010 was approximately $39.2 million (based on the closing price of $0.19 per share as reported on the Over-the-Counter Bulletin Board).

As of March 25, 2011, there were 349.2 million outstanding shares of the registrant’s shares of beneficial interest.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Shareholders’ Meeting to be held on June 15, 2011 are incorporated by reference in Part III of this Form 10-K.

Table of Contents

CENTERLINE HOLDING COMPANY
ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2010

CAUTIONARY STATEMENT FOR PURPOSES OF
THE “SAFE HARBOR” PROVISIONS OF
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K contains forward-looking statements.  These forward-looking statements are not historical facts, but rather our beliefs and expectations that are based on our current estimates, projections and assumptions about our Company and industry.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.  Some of these risks include, among other things:

•	business limitations caused by adverse changes in real estate and credit markets and general economic and business conditions;

•	risks related to the form and structure of our financing arrangements;

•	our ability to generate new income sources, raise capital for investment funds and maintain business relationships with providers and users of capital;

•	changes in applicable laws and regulations;

•	our tax treatment, the tax treatment of our subsidiaries and the tax treatment of our investments;

•	competition with other companies;

•	risk of loss associated with mortgage originations;

•	risks associated with providing credit intermediation; and

•	risks associated with enforcement by our creditors of any rights or remedies which they may possess.

We caution against placing undue reliance on these forward-looking statements, which reflect our view only as of the date of this annual report on Form 10-K.  We are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions, or circumstances on which any such statement is based.

PART I

Item 1.  Business.

BUSINESS OVERVIEW

Centerline Holding Company (OTC: CLNH), through its subsidiaries, provides real estate financial and asset management services, with a focus on affordable and conventional multifamily housing.  We offer a range of debt and equity financing and investment products to developers, owners, and investors.  We originate debt and equity products for affordable and market-rate multifamily properties, sponsor and manage 135 public and private real estate investment funds for institutional and retail investors, and service and manage mortgage loans on behalf of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), known collectively as Government-Sponsored Enterprises (“GSEs”), as well as the Government National Mortgage Association (“Ginnie Mae”) and the Federal Housing Administration (“FHA”).  Centerline Holding Company, or its predecessor entities, has been in continuous operation since 1972; it became a public company in 1997.  Organized as a statutory trust created under the laws of Delaware, we conduct substantially all of our business through our subsidiaries, generally under the designation Centerline Capital Group (“CCG”).  The terms “we”, “us”, “our” or “the Company” as used throughout this document refer to the business as a whole, or a subsidiary, while the term “parent trust” refers only to Centerline Holding Company as a stand-alone entity.

We operate through two core business groups: Affordable Housing and Mortgage Banking.  Our Corporate Group, comprising the Finance and Accounting, Treasury, Legal, Corporate Communications, Operations and Risk Management departments, supports our two business groups and also generates revenue, primarily from the results of the Treasury operations.  In addition, we consolidate certain funds we control, notwithstanding the fact that we may have only a minority, and in most cases, negligible, economic interest.  These funds are included in our Consolidated Partnership group.

We have had historical success in assessing and managing real estate risk and, inclusive of our predecessors, have operated for over 38 years through varied economic and real estate cycles.  Our team of professionals, with a unique balance and combination of capital markets and real estate expertise, think creatively to achieve highly practical, customized solutions that benefit real estate investors, developers, and owners.

Disruption in worldwide credit markets that began in 2007 and continued into 2010 has adversely affected all of our businesses.  Ongoing lack of market liquidity severely limited capital available for investment.  The economy depressed asset values, limited our ability to raise equity capital to grow assets under management, lowered origination volumes, led to increased default rates within our portfolios, and, in the case of our credit risk products businesses, led to business dormancy.  These factors significantly reduced our earnings power and negatively affected our liquidity.

Until the March 2010 Restructuring, our business was further constrained by the instability of our balance sheet and by the terms of our Term Loan and Revolving Credit Facility and other debt agreements.  Loan terms that included higher interest rates and rapid amortization of debt balances limited our ability to engage in specified kinds of transactions, including certain types of fund originations, without lender approvals.

As a result of the above economic factors and a capital structure that was difficult to support, in March 2010 we completed a comprehensive restructuring (the “March 2010 Restructuring”), whereby we:

•	sold our Portfolio Management Group and the portion of the Commercial Real Estate Group that did not relate to loan originations to affiliates of Island Capital Group LLC (“Island Capital”);

•	amended and restructured our senior credit facility;

•	restructured various components of our equity and issued a new series of shares;

•	restructured our credit intermediation agreements by assigning obligations of our parent trust and CCG under credit intermediation agreements to certain isolated special purpose entities; and

•	settled a majority of our unsecured liabilities.

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

Primarily as a result of the restructuring of our credit intermediation agreements in connection with the March 2010 Restructuring, we recorded in the first quarter of 2010 a $62.0 million reduction in the Affordable Housing Group loss reserve, as well as impairments of $22.8 million to our Series B Freddie Mac Certificates.  Additionally, in connection with this restructuring, we accrued assumption fee expenses of $25.7 million during 2010.

The March 2010 Restructuring now positions us for stability and potential for growth in our remaining core businesses of Low-Income Housing Tax Credit (“LIHTC”) fund origination, asset management, and affordable and conventional multifamily lending.

Business Groups

Affordable Housing

Our Affordable Housing Group provides equity and debt financing to properties that benefit from the LIHTC or other financial structures (collectively “Tax Credit”) intended to promote development of affordable multifamily housing properties.  Activities in the Affordable Housing Group can be grouped into four segments: Equity Financing, Asset Management, Debt Financing, and Credit Risk Products.

Equity Financing

The LIHTC program was established as part of the Tax Reform Act of 1986 to encourage the development of affordable rental housing for low-income families.  We sponsor and manage funds for institutional and retail investors that invest in affordable housing properties nationwide.  We have been an industry leader in fund origination and management since inception of the LIHTC program.  We have raised over $9.9 billion in LIHTC equity for 135 LIHTC funds and currently manage $9.3 billion in LIHTC funds.  We have provided financing for over 1,500 affordable rental properties in 47 states, Puerto Rico, and the District of Columbia.

Equity Financing involves LIHTC fund origination, property underwriting and acquisition, asset management and fund administration.  Revenues earned include:

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

Asset Management

Asset Management is responsible for managing the investment funds for the investors, monitoring and actively managing the multifamily real estate assets owned by the funds and reporting on fund performance.  This includes managing construction risk throughout the construction process, monitoring specially serviced assets, monitoring performing assets and compliance that include assets which have gone into default or are in workout, or assets that have been foreclosed.  Asset Management is also responsible for property dispositions once the properties reach the end of their compliance period.

In 2010 we restructured certain of our Asset Management functions and invested in enhanced technology infrastructure.  Our organization structure, combined with our technology, depth of our professional expertise, and our portfolio diversity allow us to track trends, analyze sponsors and markets, and make informed decisions to protect the value of our customers’ investments.

Debt Financing

Historically, we acquired mortgage revenue bonds that financed affordable multifamily housing projects.  In December 2007, we re-securitized a major portion of our affordable housing mortgage revenue bond portfolio with Freddie Mac, which for accounting purposes, was treated as a sale.  We retained senior Freddie Mac credit-enhanced certificates that collateralize the preferred shares of one of our subsidiaries, a high-yielding residual interest in the portfolio, as well as servicing rights, as part of the re-securitization transaction.  As a result of the re-securitization transaction, we earn interest income on the retained certificates and the interest income allocated to the high-yielding residual interest.

We are not acquiring mortgage revenue bonds at the present time, though we continue to originate, underwrite and service mortgage loans for affordable housing properties using the same agency lending programs our Mortgage Banking Group utilizes for its mortgage originations.  We earn servicing fees related to the Freddie Mac mortgage revenue bonds and other affordable debt products we originate (for further discussion of agency lending programs, as well as fees earned, see Mortgage Banking below).

Credit Risk Products

The Credit Risk Products Group, which, prior to the March 2010 Restructuring, was one of our reportable segments, has been incorporated into the Affordable Housing Group operating segment, since we no longer conduct new business and our chief operating decision makers no longer receive discrete financial information for this operation.

Through Credit Risk Products we have provided credit intermediations to facilitate the delivery of specified rates of return on some of the Tax Credit funds we originated.  We provide credit intermediations through Centerline Financial Holdings LLC (“Centerline Financial Holdings”) and its subsidiary, Centerline Financial LLC (“Centerline Financial”), isolated special purpose entities we launched in partnership with Natixis Capital Markets North America Inc. (“Natixis”), which currently owns 10% of Centerline Financial Holdings, and Centerline Guaranteed Holdings, another isolated special purpose entity.  Given current market conditions, the immediate outlook is that no new business will be carried out by our Credit Risk Products Group.  In addition, due to the downgrade of Centerline Financial’s rating during the second and third quarters of 2010, Centerline Financial is prohibited from providing any new credit intermediation.

As of December 31, 2010, due to a wind-down event caused by a capital deficiency under Centerline Financial LLC’s operating agreement, Centerline Financial’s senior credit facility is in default.  Amounts under the Centerline Financial senior credit facility are still available to be drawn, and Centerline does not believe this default has a material impact on Centerline’s financial statements or operations.  Also as a result of its wind-down event, Centerline Financial is restricted from making any member distributions and is restricted from doing any new business.

Services performed by our Credit Risk Products Group earn income and cash flow from credit intermediation fees from the fund that are generally received in advance and deferred and recognized over the applicable risk-weighted periods, which generally comprise the life of such fund, on a straight-line basis.  Fees pertaining to the construction and lease-up phase of a pool of properties have income-earning periods that are generally one to five years.  Fees pertaining to the operational phase of a pool of properties have income-earning periods of approximately 20 years.  We also earn interest from investing the capital we maintain to support credit intermediations that we have issued.

Mortgage Banking

Prior to the March 2010 Restructuring, Mortgage Banking was reported as a component of the Commercial Real Estate Group.  Following the sale of the commercial real estate fund management business, the remaining Commercial Real Estate Group business is now called the Mortgage Banking Group and we report its results as a separate operating segment.

Our Mortgage Banking Group provides multifamily housing loans for multifamily property types throughout the United States.  In partnership with our capital sources, primarily GSEs and the FHA, we tailor mortgage products to meet the financing needs of our clients.  We provide mortgages to Fannie Mae under its Delegated Underwriting Servicer (“DUS”) program and to Freddie Mac under the Freddie Mac Program Plus (“Program Plus”), and previously the Delegated Underwriting Initiative (“DUI”) programs.  Mortgages originated and insured under the FHA programs are typically financed through the sales of mortgage backed securities guaranteed by Ginnie Mae.

We originated $870.0 million of mortgage loans during 2010 that were closed in our name using cash borrowed from a warehouse lender and sold to the GSEs or to the market with a GSE credit enhancement from one week to three months following the loan closing.  We use the cash received from the sale to repay the warehouse borrowings.  We retain no interest in the mortgage loans we originate, although we do retain the right to service them.  Mortgage servicing rights are valued and recorded as an asset on our Consolidated Balance Sheet.  We also have certain contingent liabilities associated with the shared-risk loans that we originate under the loss-sharing arrangements of the Fannie Mae DUS and Freddie Mac DUI programs (see Note 32 to the consolidated financial statements).

We earn transaction-based origination fees and trading premiums, recognized upon settlement of the sale of the loans to the GSE, and earn interest that accrues on loans prior to sale, net of interest expenses on warehoused borrowings.  We earn servicing fees and various other related fees, including assumption, substitution, modification and prepayment penalties, for loans we service net of subservicing fees we pay to third parties and related parties.

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

The Tax Credit Fund Partnerships earn equity income from investments in tax-credit property partnerships.  Because tax-credit funds are designed to generate tax benefits and losses for their investors, equity income usually is negative and a substantial portion of it is allocated to the investors.  Tax Credit Property Partnerships earn rental revenues from operating affordable housing properties.

Funding of Operations

Our primary business operation needs include payment of compensation and general business expenses, facilitating debt and equity originations, fund management and asset management activities within our Affordable Housing and Mortgage Banking businesses, and funding commitments and contractual payment obligations including debt amortization.  We fund these short-term business needs primarily with cash provided by operations, revolving credit facilities and asset-backed warehouse credit facilities.

Concurrent with the March 2010 Restructuring, we restructured our debt and equity, providing us with improved operating flexibility going forward.

These funding sources are described in detail in ITEM 7 – Management’s Discussion and Analysis – SECTION 3 – Liquidity and Capital Resources and in Note 15 to the consolidated financial statements.

Competition

We face competition in terms of new competitors and new competing products.  From time to time, we may be in competition with private investors, various financial institutions, investment partnerships and other entities with objectives similar to ours, specifically:

•
our Affordable Housing group competes directly with other Tax Credit syndicators seeking to raise capital for tax advantaged funds, some of which offer credit intermediation for their funds.  We also compete with regional and national banks that directly acquire Tax Credit property investments; and

•
our Mortgage Banking and Affordable Housing groups compete with 24 other licensed DUS lenders that originate multifamily mortgages on behalf of Fannie Mae, 27 other Freddie Mac Program Plus lenders, over 100 FHA-approved multi-family lenders as well as numerous banks, insurance companies, finance companies and others that originate multi-family mortgages for investment or resale.

Although some of our competitors have substantially greater financial and operational resources than we do, we feel we can effectively compete due to:

•	our on-going relationships with developers and borrowers;

•	our on-going relationships with GSEs; and

•	our diversified product platform.

Tax Matters

Following the March 2010 Restructuring, most of our pre-tax income is derived from taxable fees and from tax-exempt mortgage revenue bond investments, including the Freddie Mac re-securitization certificates included in our Affordable Housing group, which are held within flow-through entities.

The Affordable Housing business, the Mortgage Banking businesses, our Corporate group and our Consolidated Partnership group, however, are conducted in corporations or partnerships that are owned by corporations subject to income taxes.  Most of our corporate entities have current and accumulated tax losses.

Our parent entity is a Delaware statutory trust, taxed as partnership for United States tax purposes.  We pass through our income/loss, including federally tax-exempt income, to our shareholders for inclusion in their tax returns.

Prior to the March 2010 Restructuring, the CMBS and High-Yield Debt Fund Partnerships investments, which were included in our Commercial Real Estate group, were held in a corporation taxed as a real estate investment trust that if failing certain asset and distribution requirements will be subject to tax. Historically, those corporations met the asset and distribution requirements and did not incur taxes.  The owner of these entities at the time of the March 2010 Restructuring was a corporation and some of the income distributed was offset by accumulated tax losses.  The Portfolio Management business was also in a corporation subject to taxes.

See Note 27 to the consolidated financial statements regarding steps we have taken to preserve net operating loss carry forwards in connection with the March 2010 Restructuring.

Governance

We are governed by a board of trustees comprised of five managing trustees, four of whom are independent.  Our board of trustees has four standing committees:

(1)	Audit;

(2)	Compensation;

(3)	Nominating/Governance; and

(4)	Finance.

The committees consist entirely of independent trustees.

In connection with the adoption of the Tax Benefits Preservation Plan (see Note 21 to the consolidated financial statements), our board of trustees created the Rights Plan Evaluation Committee (the "Committee") to administer the plan, including (i) establishing or modifying the purchase price at which a holder of a right may purchase one one-millionth of a Series B Share upon exercise of a right, (ii) declaring the distribution of rights, and (iii) recommending to the board the continued maintenance, modification or termination of the Tax Benefit Preservation Plan, or the redemption of the rights.  The Committee must be comprised of at least two independent trustees.  During 2010, the Board determined that it would assume the duties of the Rights Plan Evaluation Committee and that committee was dissolved.  The independent trustees also maintain an Oversight Committee whose duties include oversight of our relationship with Island Centerline Manager LLC and its affiliates (see also Note 30 to the consolidated financial statements).

Employees

Our subsidiaries had approximately 206 employees at December 31, 2010, none of whom were parties to any collective bargaining agreement.

Regulatory Matters

The mortgage origination business within our Affordable Housing and Mortgage Banking group is subject to various governmental and quasi-governmental regulations.  As noted above, we are licensed or approved to service and/or originate and sell mortgage loans under Fannie Mae and Freddie Mac programs.  Fannie Mae and Freddie Mac are federally chartered public corporations that require our subsidiaries to meet minimum net worth and capital requirements and to comply with other reporting requirements.  Mortgage loans made under these programs are also required to meet the requirements of these programs.  In addition, under Fannie Mae’s DUS program and historically under Freddie Mac’s DUI program, two of our subsidiaries have the authority to originate loans without a prior review by Fannie Mae and Freddie Mac and are required to share in the losses on loans originated under this program.  If they fail to comply with the requirements of these programs, the agency can terminate our license or approval.  In addition, Fannie Mae and Freddie Mac have the authority under their guidelines to terminate a lender’s authority to originate and service their loans for any reason.  If our authority is terminated under any of these programs, it would prevent us from originating or servicing loans under that program.  The parent trust is required to guarantee up to $75 million of such business’ obligations under these programs.

Additional Information

Additional information about Centerline Holding Company and its subsidiaries beyond what is included in this Form 10-K, including our Code of Business Conduct and Ethics, is available at www.centerline.com.  As soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”) we make available, on or through our website, free of charge:

•	our annual report on Form 10-K;

•	our quarterly reports on Form 10-Q;

•	our current reports on Form 8-K;

•	our proxy filings; and

•	amendments, if any, to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.

You may also read and copy these materials at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549, or obtain them by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.  We will provide a copy of any of the foregoing documents upon request.

None of the information on our website that is not otherwise expressly set forth or incorporated by reference in this Form 10-K is a part of this Form 10-K.

Item 1A.  Risk Factors.

You should carefully consider each of the following risks described below and all of the other information in this annual report on Form 10-K in evaluating us.  Our business, financial condition, cash flows and/or results of operations could be materially adversely affected by any of these risks.  The trading price of our common shares of beneficial interest (“Common Shares”) could decline due to any of these risks.

As with any business, we face a number of risks.  We have grouped these risk factors into several categories, as follows:

1.	General Risks Related to Our Business

2.	Risks Related to Our Affordable Housing Group

3.	Risks Related to our Mortgage Banking Group

4.	Risks Related to Application of Tax Laws

5.	Risks Related to Investing in Our Company

1.  General Risks Related to Our Business

Our businesses, results of operations and financial condition have been materially and adversely affected by disruptions in the credit and real estate markets

Since the middle of 2007, the real estate and credit markets have been subject to significant and unprecedented disruptions.  We have been materially and adversely affected by these conditions and events in a number of ways, including:

•	a general decline in business activity caused by stagnation and slow recovery in the many markets in which we operate;

•	curtailment of our liquidity as described in Item 7 – Management’s Discussion and Analysis.

Although there has been some improvement in access to credit and real estate values appear to be stabilizing in different parts of the country, the continuing limitation of credit and the uncertain economic environment may adversely impact our results of operations in the future.  We may not be successful in reinvigorating the businesses we retained and grow to the extent we currently plan or that we experienced in the past.

We rely upon business relationships which may not continue

We rely upon relationships with key investors and developers.  If these relationships do not continue, or if we are unable to form new relationships, our ability to generate revenue will be adversely affected.  Specifically:

•
in the three years prior to the downturn in the tax credit syndication market, 10 developers provided 37.3% of the tax credit properties for which we arranged equity financing through our tax credit funds;

•	Fannie Mae and Freddie Mac were the purchasers of 90% of the loans originated by our Mortgage Banking and Affordable Housing groups in 2010 and 100% of the loans originated in 2009; and

Our ability to generate revenue through mortgage sales to institutional investors largely depends on programs sponsored by GSEs, including Fannie Mae and Freddie Mac, which facilitate the issuance of mortgage-backed securities in the secondary market.  In 2009, the federal government placed Fannie Mae and Freddie Mac into conservatorship in an attempt to stabilize those GSEs.  In February 2011, The Department of the Treasury and the U.S. Department of Housing and Urban Development issued a report to congress entitled Reforming America’s Housing Finance Market in which they recommended the development of a plan to responsibly reduce the role of Fannie Mae and Freddie Mac in the mortgage market. We are not involved in the single family home mortgage business but we are involved with Fannie Mae and Freddie Mac with respect to the multifamily rental housing finance business, which extends across our Affordable Housing and Mortgage Banking groups.  A reduction in the role that Fannie Mae and Freddie Mac plays in the multi-family mortgage market could have a material adverse effect on our Mortgage Banking Activities.  Our agreements with Fannie Mae and Freddie Mac, which afford us a number of advantages, may be canceled by the either of them upon the occurrence of certain conditions, and for cause.  Cancellation of one or more of these agreements would have a material adverse effect on our operating results.

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

Lastly, many of our financing arrangements, including our Term Loan and Revolving Credit Facility and mortgage banking warehouse line are with Bank of America (either as sole lender or as lead lender).  Bank of America also owns Merrill Lynch & Co., Inc., which is involved in a number of credit intermediation transactions with us.  With limited availability in the credit markets we have become increasingly dependent upon fewer lenders to provide needed financing.

There are risks associated with investments secured by real estate, which may negatively affect our net income and cash flows

Through our subsidiaries, we historically have derived a large portion of our earnings by:

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

•
there are certain types of losses that are either uninsurable or not economically insurable; as a result, the owners of the real estate securing our investments could be required to pay for such costs; and

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

In addition to the above risk factor entitled There are risks associated with investments secured by real estate, which may negatively affect our net income and cash flows, there are additional risks associated with our investment in Freddie Mac B-Certificates.  Cash received and income recorded on our Freddie Mac B Certificates is impacted by third party support of the properties underlying this investment as well as the restructuring of non-performing property debt underlying this investment.  We have entered into agreements with Merrill Lynch and Natixis Financial Products as part of our March 2010 Restructuring which contemplate ongoing support for certain properties as well as the restructuring of non-performing property debt.  Consummation of the specific support provisions included in these agreements is dependent on various conditions being met.  These conditions may not be met or these agreements may be amended or modified which may negatively impact the cash received and income recorded on our Freddie Mac B Certificates.

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

Heightened competition may negatively impact our earnings

We are subject to competition in all of our business lines, as described in Item 1. – Business – Business Overview – Competition.  If competition increases, we may experience compression in the level of profits we earn on our various investments and financing products due to, among other things:

•	reductions in volume of funds originated and/or the rate of fees we earn from originating and managing funds;

•	reductions in the rate of interest we earn on investments; and

•	reductions in volume of mortgage originations and/or the rates of origination and servicing fees for mortgages.

As we may borrow funds to make investments, the ability to access such funds and rising interest rates may compound this issue.  Absent cost reductions, such compression may not permit us to enjoy the margins we have achieved historically, thereby lowering our revenues and net income.

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

We have redeemable securities that could adversely affect our liquidity

Following the March 2010 Restructuring, we continue to have redeemable shares outstanding for which the redemption feature can be exercised in January 2012.  After giving effect to a January 2011 settlement to cash by one of the shareholders of those shares, should the remaining holders of those shares exercise their redemption rights, we would be required to pay $11.0 million to redeem the shares.  If we are required to pay the redemption price, those funds would not be available for operations or to reduce outstanding debt and would negatively impact our cash flows.

2.  Risks Related to Our Affordable Housing group

Funds may not generate sufficient cash to pay amounts due to us, which may negatively impact our net income and cash flows

Much of the revenue in our Affordable Housing group is historically earned from fees that Tax Credit funds we sponsor and manage pay to our subsidiaries for services rendered.  These funds are dependent upon the cash flows of Tax Credit property partnerships in which they invest to generate their own cash flows that are used to pay such fees for services, such as asset management and advisory services.  As the Tax Credit property partnerships are susceptible to numerous operational risks (see General Risks Related to Our Business – There are risks associated with investments secured by real estate, which may negatively affect our net income and cash flows), the Tax Credit funds may not collect sufficient cash to pay the fees they owe to us.

If we do not receive these fees, or if we determine that the amounts are not collectible, the loss of such earnings would negatively impact our net income and cash flows.

We may be unable to raise capital for new investment funds

Historically, a large part of our net income is based on fees and equity income we earn for originating or managing investment funds, many of which have finite lives.  Our current strategy to expand our position as an asset manager is dependent upon our ability to attract investors to funds we originate.  If we are not successful in originating funds to expand our business and to replace others as they approach the end of their life cycles, our ability to earn income and generate cash flows will decline.

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

In addition, investors in the Tax Credit funds we sponsor and manage anticipate certain returns on their investment and for certain funds we have agreed to provide specified rates of return.  If the Tax Credit properties in which these funds invest do not perform as expected, we may be required to make payments in order to cover shortfalls at the property partnership level or to insure funds produce their specified level of return (see also There are risks associated with credit intermediation and commitments to provide specified rates of return that expose us to losses.

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

There are risks associated with credit intermediation and commitments to provide specified rates of return that could reduce our reported income

Through our subsidiaries, we provide credit intermediation to third parties for a fee.  These contracts provide for payment to cover shortfalls at properties or provide specified internal rates of return to investors in tax credit funds we sponsor.  All of these credit intermediation agreements have been executed at isolated special purpose entities. These isolated special purpose entities have been capitalized to meet the payments required under these agreements, however in certain cases we may be required to make additional payments to these isolated special purpose entities if the Tax Credit properties related to these agreements do not perform as expected.  In certain instances these isolated special purpose entities are required to advance funds to a fund to cover shortfalls at the property partnership level in order to insure that the investors do not lose their expected tax benefits and, if the internal rate of return to investors falls below the specified level, these subsidiaries would be required to make a payment so that the specified rate of return will be achieved.  If third parties default on their obligations for which these subsidiaries provided credit intermediation, our reported loss would likely be in an amount far in excess of the fee paid to us for providing the service.  If advances are made to cover shortfalls at property partnership level, there can be no assurance that we will be able to recover the monies.  If we determine that any such advances are not recoverable, the negative impact on our net income and cash flows could be material. The maximum potential liability pursuant to these transactions is detailed in ITEM 7 – Management’s Discussion and Analysis – SECTION 3 – Liquidity and Capital Resources – Commitments and Contingencies – Off Balance Sheet Arrangements and Note 32 to the consolidated financial statements.

During the fourth quarter of 2010, we did not complete the restructuring of certain bonds by the date required in the Master Novation, Stabilization, Assignment, Allocation, Servicing and Asset Management Agreement with Natixis Capital Markets North America Inc. (“Natixis”), which resulted in a cash freeze event under the terms of that agreement.  As a result of the cash freeze event, we must obtain consent from Natixis prior to any usage of available cash at CFin Holdings, one of the isolated special purpose entities described above.  This event is also an event of default under our CFin Holdings Credit Agreement.  Among other remedies, upon this event of default Natixis can call the loan balance under the CFin Holdings Credit Agreement due.  As of December 31, 2010, the loan balance was $21.7 million.  While CFin Holdings has sufficient available cash to repay this loan in full, repayment of this loan would reduce the capital available to this isolated special purpose entity.  This could result in additional losses under our credit intermediation agreements.

3.  Risks Related to Our Mortgage Banking Group

There are risks of loss associated with our mortgage originations that may negatively impact our net income and cash flows

Under DUS program, we originate loans through one of our subsidiaries that are thereafter purchased or credit enhanced by Fannie Mae.  Pursuant to a master loss sharing agreement with Fannie Mae, we retain a first loss position with respect to the loans that we originate and sell under this program.  For these loss sharing loans, we assume responsibility for a portion of any loss that may result from borrower defaults, based on the Fannie Mae loss sharing formulas, and Fannie Mae risk Levels I, II or III.  All of the 964 loss sharing loans in this program as of December 31, 2010, were Level I loans.  For a majority of these loans, if a default occurs, we are responsible for the first 5% of the unpaid principal balance and a portion of any additional losses to a maximum of 20% of the original principal balance; any remaining loss is borne by Fannie Mae.  For 97 loans a modified risk sharing arrangement is applied in which our risk share is reduced to 0% to 75% of our overall share of the loss.  For Level II and Level III loans, we may carry a higher loss sharing percentage.  Pursuant to this agreement, we are responsible for funding 100% of mortgagor delinquency (principal and interest) and servicing advances (taxes, insurance and foreclosure costs) until the amounts advanced exceed 5% of the unpaid principal balance at the date of default.  Thereafter, for Level I loans, we may request interim loss sharing adjustments which allow us to fund 25% of such advances until final settlement under the master loss sharing agreement or up to our maximum assumed responsibility under the agreement.  No interim sharing adjustments are available for Level II and Level III loans.

We also participate in loss sharing transactions for loans we originated under Freddie Mac’s DUI program that were purchased by Freddie Mac.  Under the terms of our master agreement with Freddie Mac, we are obligated to reimburse Freddie Mac for a portion of any loss that may result from borrower defaults on DUI transactions.  For such loans, if a default occurs, our share of the loss will be the first 5% of the unpaid principal balance and 25% of the next 20% of the remaining unpaid principal balance to a maximum of 10% of the unpaid principal balance.  The loss on a defaulted loan is calculated as the unpaid principal amount due, unpaid interest due and default resolutions costs (taxes, insurance, operation and foreclosure costs) less recoveries.  We had 58 loss sharing loans in this program.

Our maximum “first loss” exposure under the DUS and DUI programs is detailed in ITEM 7 –- Management’s Discussion and Analysis – SECTION 3 – Liquidity and Capital Resources – Commitments and Contingencies - Off Balance Sheet Arrangements and Note 32 to the consolidated financial statements.

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

4.  Risks Related to Application of Tax Laws

We may not realize the value of net operating loss carry forwards

Due to significant operating losses over the past several years, we have a significant net operating loss (“NOL”) that can be carried forward to offset taxable income in future periods.  While we currently carry the deferred tax asset related to the NOL carry forward at zero value due to uncertainty of utilization in the near term, the carry forward period of 20 years increases the potential value of the asset.  Should the IRS determine that Centerline underwent a “change of control” of more than 50%, certain provisions of the Code would virtually eliminate our ability to utilize carry forwards.  If such an event were to occur, the cash flow benefits we might otherwise have would be eliminated.  Furthermore, strategies we may follow to address these risks carry risks of their own, as described in Risks Related to Investing in Our Company – Our anti-takeover provisions may discourage third-party proposals.  Additionally, the companies with the tax losses are open to federal, state and local audit for the tax years 2006-2009.  To date, we have settled the tax years through 2007 without any significant negative audit adjustments.  Should the federal, state or local tax authorities successfully reduce our tax losses claimed in these open tax years, the amount of loss carry forwards disclosed as available to offset future taxable income would be reduced as well.

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

The structure of our acquisitions could be challenged

Our acquisitions of Centerline Affordable Housing Advisors LLC (“CAHA”) and other subsidiaries were structured to prevent us from realizing active income from these businesses and effectively to receive a tax deduction (via the allocation of subsidiary income) for payments made to its selling principals.  It is possible that the IRS could challenge this structure, with material adverse consequences to us.  First, the IRS could assert that we, as the parent trust, are the owner of these businesses, in which case the parent trust would realize an amount of active income from them that would require it to be treated as a corporation instead of a publicly traded partnership for income tax purposes.  If the IRS prevailed, we would be required to pay taxes on that income, thereby reducing the amount available for us to make distributions.  The Company has currently suspended its distributions.  As a result, it is still likely that the value of our shares would decline.  Second, the IRS might assert that the Special Common Units (“SCUs”) held by the selling principals of the businesses and others are actually shares of our Company.  If this position prevailed, the distributions payable on the units would not reduce the taxable income of CCG.  In such event, CCG would be subject to increased tax, which could reduce our net income, our cash flows and our distributions, which could also result in a decrease in the portion of our distributions that is excluded from gross income for federal income tax purposes.

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

Because we hold most of our investments through our subsidiaries, our shareholders are effectively subordinated to the liabilities and equity of our subsidiaries and our preferred shares

We hold most of our investments through our subsidiaries.  Because we own only common equity of our subsidiaries, we, and therefore holders of our shares, are effectively subordinated to the debt obligations, preferred equity and SCUs of our subsidiaries, which at December 31, 2010, aggregated approximately $0.9 billion.  In particular, the holders of the preferred shares of Centerline Equity Issuer Trust (“Equity Issuer”), our wholly owned bankruptcy-remote subsidiary, are entitled to receive preferential distributions with respect to $159.0 million of residual interest investments it holds.  Accordingly, a portion of the cash flow from our investments, particularly certain retained interests, will not be available for distribution on our Common Shares.  Likewise if we pay a common dividend in future periods, holders of SCUs issued by our Centerline Capital Company LLC (“CCC”) subsidiary are entitled to receive preferential distributions with respect to the earnings of CCC and its subsidiaries. Our earnings, therefore, may not be available for distribution to our Common Shareholders.

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

The management agreement expires in March 2015, subject to automatic, one-year renewals thereafter unless we or the Manager give 90-day notice of non-renewal.  The management agreement may be terminated:

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

In connection with the March 2010 Restructuring and the concurrent equity restructuring, we issued a new series of shares (the “Special Series A Shares”) that on October 6, 2010 were converted into 289.9 million Common Shares.  In addition, 12.7 million Common Shares remained issuable in exchange for outstanding SCUs.  Given the conversion of the Special Series A Shares in October 2010 and the potential conversion of the SCUs to Common Shares, their sale in the public market could, and depending upon the number of involved, likely would, adversely affect prevailing market prices of our shares and our ability to raise additional capital through the equity markets.

As a result of our March 2010 Restructuring and the conversion of the Special Series A Shares to Common Shares, our Board of Trustees may determine at some time in the future that it is in the best interests of the Company and its shareholders to undertake a reverse share split which would reduce the outstanding number of shares.  On our October 6, 2010 shareholders meeting, our shareholders approved an amendment and restatement of our trust agreement which includes amendments granting our Board of Trustees the authority to implement in its sole discretion any future share divisions, splits or combinations, including a reserve share split.

Following such approval by the shareholders, the Board is able to implement a reverse share split to reduce the number of outstanding Common Shares and reclassify any unissued Common Shares and shares held in our treasury, which will facilitate any future issuances of shares of beneficial interest by making those categories of Common Shares available for reclassification and reissuance.  In addition, in the event we implement a reserve share split, holders of fractional shares may be required to sell such fractional shares to us for an amount which may be de minimis.

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

Finally, the value, if any, of any reverse stock split may not immediately be reflected in the trading value of the shares.  The effect of any corporate action affecting the outstanding number of Common Shares or Common Share equivalents cannot currently be predicted with any degree of accuracy.

Counterparties to our 2010 equity restructuring and current and former members of our management team have significant voting power on matters submitted to a vote of our shareholders, and their interests may be in conflict with the interests of our other shareholders

In connection with the March 2010 Restructuring, we restructured our equity and issued our Special Series A Shares that on October 6, 2010 were converted into 289.9 million Common Shares  A large portion of those shares were issued to C-III Capital Partners LLC (the “Purchaser” in the March 2010 Restructuring).  The Purchaser also purchased additional shares from Related Companies, L.P. (“TRCLP”) which is controlled by Stephen M. Ross, the former chairman of our Board of Trustees.  On a fully diluted basis, the Purchaser’s shares account for more than 38% of our total voting shares. Additionally, in connection with the March 2010 Restructuring, we

•	Issued Special Series A Shares to Natixis in consideration for restructuring certain credit intermediation agreements;

•	Issued Special Series A Shares to Bank of America Corporation and Wells Fargo & Co (or to certain of their subsidiaries or affiliates) in conversion of their Convertible CRA shares

Also, in connection with our acquisition of CAHA in 2003, we issued to each of its selling principals one special preferred voting share for each SCU they received.  Our special preferred voting shares have no economic interest, but entitle each holder to one vote per special preferred voting share on all matters subject to a vote of the holders of our Common Shares.  None of the selling principals of CAHA who received special preferred voting shares continue to be officers or directors of our Company.

As of the date of this filing:

•	C-III Capital Partners LLC, the Purchaser in the March 2010 Restructuring, holds 139.7 million Common Shares;

•	Natixis holds 17.8 million Common Shares;

•	Bank of America Corporation holds 30.9 million Common Shares;

•	Wells Fargo & Company holds 27.8 million Common Shares;

•	TRCLP, its owners and TRCLP affiliates hold 10.2 million of the outstanding SCUs and 1.1 million Common Shares;

•	Former executives of our Company held 1.6 million of the outstanding SCUs. These SCUs are not subject to lock-up agreements and may be converted to Common Shares at any time.

As such, if they vote as a block, such shareholders will have significant voting power on all matters submitted to a vote of our Common Shareholders.

Shareholders may not be entitled to the same limitation on personal liability as stockholders of private corporations for profit

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

Additional Classes and Series of Shares

Our trust agreement permits our Board of Trustees to issue additional classes or series of beneficial interests and to establish the preferences and rights of any such securities.  Thus, our Board of Trustees could authorize the issuance of beneficial interests with terms and conditions which could have the effect of discouraging a takeover or other transaction (see There are possible adverse effects arising from potential future issuance of shares above).  In connection with the March 2010 Restructuring, the Board of Trustees authorized a rights plan for this purpose as described in Note 21 to the consolidated financial statements.

Staggered Board

Our Board of Trustees is divided into three classes of managing trustees.  The terms of the first, second and third classes will expire in 2011, 2012 and 2013, respectively.  Managing trustees for each class will be chosen for a three-year term upon the expiration of the current class’ term.  The use of a staggered board makes it more difficult for a third-party to acquire control over us.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We lease the office space in which our headquarters are located at 625 Madison Avenue, New York, NY.  The lease expires in 2017.

We also lease office space in other locations, available for use by all of our operations, as follows:

•	Irvine, CA – an office facility; the lease expires in 2012

•	Overland Park, KS – an office facility; the lease expires in 2012

•	San Francisco, CA – an office facility; the lease expires in 2012

•	Kansas City, MO – an office facility; the lease expires in 2012

•	Vienna, VA – an office facility; the lease expires in 2012

•	San Rafael, CA – an office facility; the lease expires in 2013

•	Chicago, IL – an office facility; the lease expires in 2014

•	Irving, TX – an office facility; the leases expires in 2018

We believe that these facilities are suitable for current requirements and contemplated future operations.

Item 3.  Legal Proceedings.

We are subject to routine litigation and administrative proceedings arising in the ordinary course of business.  In addition, we are party to the following actions:

•
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

•
On or about July 23, 2010, Locust Street Lofts, LP, (“Lofts”), Locust Street Tenant, LP, (“Tenant”), Elias Haus Partners, LLC, Elias Tenant, LLC, Bill L. Bruce and Richard Yackey commenced an action in the Circuit Court of the City of St. Louis, Missouri, entitled Locust Street Lofts, LP, et al v. CCL Locust Street Owner LLC, et al., Cause No. 1022-CC10087, against certain of our subsidiaries and investment funds managed by our subsidiaries (the “Centerline Locust Street Defendants” ).  The plaintiffs, however, did not immediately serve the summons and complaint on the Centerline Locust Street Defendants.  On or about September 20, 2010, the Centerline Locust Street Defendants served their answer and counterclaim and filed certain motions in the action, including one for a preliminary injunction or the appointment of a receiver.

The complaint asserts claims that certain of the investment funds managed by the Company’s subsidiaries breached certain contracts by not paying a total of approximately $1.2 million in capital contributions to Lofts and Tenant, which are project partnerships in which certain of the Centerline Locust Street Defendants are limited partners.  The complaint also alleges that the Centerline Locust Street Defendant that serves as the special limited partner for Lofts and Tenant improperly removed certain plaintiffs from their positions as the general partners of Lofts and Tenant. The complaint seeks money damages of approximately $1.2 million, interest, costs, attorneys’ fees and declaratory relief.  The court conducted an evidentiary hearing on the motion for a preliminary injunction or a receiver on October 13 and 14, 2010 and in a memorandum and order dated January 13, 2011 denied that motion.  The Centerline Locust Street Defendants are currently evaluating their options respecting how to proceed in this action, which may include, among other things, settling the action and/or defending the claims asserted against them and prosecuting their counterclaims vigorously.

Item 4.  Removed and Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On December 8, 2008, our Common Shares commenced trading on the over-the-counter (“OTC”) market on the Pink Quotes and on the OTC Bulletin Board under the symbol "CLNH" (prior to that date, we were traded under the symbol “CHC” on the New York Stock Exchange).

The high and low prices for each quarterly period of the last two years during which our Common Shares were traded were as follows:

	2010		2009
Quarter Ended	Low	High	Low	High

March 31	$0.09	$0.45	$0.11	$0.45
June 30	$0.16	$0.36	$0.22	$0.46
September 30	$0.10	$0.18	$0.17	$0.51
December 31	$0.07	$0.16	$0.09	$0.32

The last reported sale price of our Common Shares on the OTC market on March 25, 2011, was $0.18.

Holders

As of March 25, 2011, there were 2,499 registered shareholders owning 349.2 million Common Shares.

Distributions

Our Convertible CRA Shares (see Notes 20 and 21 to the consolidated financial statements) rank on par with our Common Shares with respect to rights upon liquidation, dissolution or winding up of our Company.  As part of the March 2010 Restructuring, substantially all of the Convertible CRA shares, and all of the 4.4% Convertible CRA Preferred shares and 11.0% Preferred Shares, were converted to a new series of shares (Special Series A Shares), which were further automatically converted on October 6, 2010 to Common Shares at 1:15 ratio.

Under our old Term Loan and Revolving Credit Facility, amended in December 2008, we are generally prohibited from paying dividends on most of our common and preferred shares so long as borrowings were outstanding under these facilities.  Consequently, there were no distributions during 2010 and 2009.

Upon conversion of our Redeemable CRA Preferred Shares and our Convertible Redeemable CRA Preferred Shares to Special Series A Shares at the time of the March 2010 Restructuring, dividends in arrears of $18.0 million for the 11.0% Cumulative Convertible Preferred Shares and $7.0 million for the Redeemable CRA Preferred Shares were eliminated (see Note 21 to the consolidated financial statements).

Securities authorized for issuance under equity compensation plans

The following table provides information related to our incentive share plans as of December 31, 2010:

	(a)	(b)	(c)

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)(1)

Equity compensation plans approved by security holders	--	$--	2,559,644
Equity compensation plans not approved by security holders	--	--	--

Totals	--	$--	2,559,644

(1)   Our 2007 Incentive Share Plan (see Note 26 to the consolidated financial statements) authorizes us to issue options or other share-based compensation equal to 10% of the total shares outstanding (as defined in the plan) as of December 31 of the year preceding the issuance of new grants or options.

Due to the issuance of Special Series A Shares as part of the March 2010 Restructuring, that were later converted to Common Shares, the number of securities available for future issuance in 2011 as of the date of this report on Form 10-K is 30,068,226.

Securities purchased by us

The Board of Trustees has authorized a Common Share repurchase plan, enabling us to repurchase, from time to time, up to 3.0 million Common Shares in the open market; however, under the terms of our Term Loan and Revolving Credit Facility, we were restricted from acquiring capital stock while such facilities were outstanding.  The following table presents information related to repurchases of our equity securities during the fourth quarter of 2010 and other information related to our repurchase program:

PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the plans or program

October 1 – 31, 2010	--	$--	--	--
November 1 – 30, 2010	--	--	--	--
December 1 – 31, 2010	--	--	--	--

Total	--	$--	--	303,854

Other information required by this item, as well as information regarding our share repurchase program and share compensation paid to our independent trustees, is included in Note 26 to the consolidated financial statements.

During the year ended December 31, 2010, we did not sell any securities that were not registered under the Securities Act of 1933.

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

This MD&A contains forward-looking statements; please see page 72 for more information.

Significant components of the MD&A section include:	Page

SECTION 1 – Overview The overview section provides a summary of Centerline and our reportable business groups (as more fully discussed in Note 1 to the consolidated financial statements). We also include a discussion of factors affecting our consolidated results of operations as well as items specific to each business group.	24

SECTION 2 – Consolidated Results of Operations The consolidated results of operations section provides an analysis of our consolidated results on a reportable segment basis for the year ended December 31, 2010, against the comparable prior year period. Significant subsections within this section are as follows:	25

Comparability of Results	25
Summary Consolidated Results	26
Affordable Housing	28
Mortgage Banking	36
Corporate	39
Consolidated Partnerships	42
Income Taxes	43
Loss Attributable to Non-controlling Interest	44
Accounting Changes	45
Inflation	46

SECTION 3 – Liquidity and Capital Resources The liquidity and capital resources section discusses our ability to generate adequate amounts of cash to meet our current and future needs. Significant subsections within this section are as follows:	46

Liquidity	46
Cash Flows	47
Liquidity Requirements after December 31, 2010	48
Fair Value Disclosures	48
Capital Resources	50
Commitments and Contingencies	54

SECTION 4 – Application of Critical Accounting Policies and Estimates	55

SECTION 5 – Related Party Transactions	59

SECTION 6 – Forward Looking Statements	60

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

SECTION 1 – OVERVIEW

Centerline Holding Company (OTC: CLNH), through its subsidiaries, provides real estate financial and asset management services, with a focus on affordable and conventional multifamily housing.  We offer a range of debt and equity financing and investment products to developers, owners and investors.  We originate debt and equity products for affordable and market-rate multifamily properties, sponsor and manage 135 public and private real estate investment funds for institutional and retail investors, and service and manage mortgage loans on behalf of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), known collectively as Government-Sponsored Enterprises (“GSEs”), as well as the Government National Mortgage Association (“Ginnie Mae”) and the Federal Housing Administration (“FHA”).  Centerline Holding Company, or its predecessor entities, has been in continuous operation since 1972; it became a public company in 1997.  Organized as a statutory trust created under the laws of Delaware, we conduct substantially all of our business through our subsidiaries, generally under the designation Centerline Capital Group.  The terms “we”, “us”, “our” or “the Company” as used throughout this document refer to the business as a whole, or a subsidiary, while the term “parent trust” refers only to Centerline Holding Company as a stand-alone entity.

We operate through two core business groups: Affordable Housing and Mortgage Banking.  Our Corporate Group, comprising the Finance and Accounting, Treasury, Legal, Corporate Communications, Operations and Risk Management departments, supports our two business groups and also generates revenue, primarily from the results of the Treasury operation.  In addition, we consolidate certain funds we control, notwithstanding the fact that we may have only a minority, and in most cases negligible, economic interest.  These funds are included in our Consolidated Partnership group.

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

Disruption in worldwide credit markets that began in 2007 and continued into 2010 has adversely affected all of our businesses.  Ongoing lack of market liquidity severely limited capital available for investment.  The economy depressed asset values, limited our ability to raise equity capital to grow assets under management, lowered origination volumes, led to increased default rates within our portfolios, and in the case our credit risk products businesses, led to business dormancy.  These factors significantly reduced our earnings power and negatively affected our own liquidity.

Until the March 2010 Restructuring, our business was further constrained by the instability of our balance sheet and by the terms of our Term Loan and Revolving Credit Facility and other debt agreements.  Loan terms that included higher interest rates and rapid amortization of debt balances limited our ability to engage in specified kinds of transactions, including certain types of fund originations, without lender approval.

As a result of the above economic factors and a capital structure that was difficult to support, in March 2010, we completed a comprehensive restructuring of the Company (the “March 2010 Restructuring”), whereby we:

•	sold our Portfolio Management Group and the portion of the Commercial Real Estate Group that did not relate to loan originations to affiliates of Island Capital;

•	amended and restructured our senior credit facility;

•	restructured various components of our equity and issued a new series of shares;

•	restructured our credit intermediation agreements by assigning obligations of our parent trust and CCG under credit intermediation agreements to certain isolated special purpose entities; and

•	settled a majority of our unsecured liabilities.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Primarily as a result of the restructuring of our credit intermediation agreements in connection with the March 2010 Restructuring, we recorded in the first quarter of 2010 a $62.0 million reduction in the Affordable Housing loss reserve, as well as impairments of $22.8 million to our Series B Freddie Mac Certificates.  Additionally, in connection with this restructuring, we accrued assumption fee expenses of $25.7 million during 2010.

The March 2010 Restructuring now positions us for stability and potential for growth in our remaining core businesses of Low-Income Housing Tax Credit (“LIHTC”) fund origination, asset management, and affordable and conventional multifamily lending.

SECTION 2 – CONSOLIDATED RESULTS OF OPERATIONS

Comparability of Results

Prior year financial statement amounts have been reclassified to reflect the impact of discontinued operations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 205-20, Discontinued Operations.  Prior year segment results have been reclassified to reflect the re-organization of our operating segments as described in section 1 above and in Note 1 to our consolidated financial statements.  Unless otherwise noted, the segment information provided within our MD&A reflects only the continued operations of our business.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Summary Consolidated Results

Our summary consolidated results of operations are presented below for the years ended December 31, 2010 and 2009:

	2010							2009
(in thousands)	Affordable Housing	Mortgage Banking	Corporate	Consolidated Partnerships	Eliminations and Adjustments	Total	% of Revenues	Affordable Housing	Mortgage Banking	Corporate	Consolidated Partnerships	Eliminations and Adjustments	Total	% of Revenues	% Change

Revenues
Mortgage revenue bonds	$50,310	$--	$--	$--	$(29,876)	$20,434	9.3%	$37,772	$--	$--	$--	$(28,452)	$9,320	5.2%	119.2%
Other interest income	20,828	2,996	504	--	(666)	23,662	10.8	38,220	2,467	1,201	--	(722)	41,166	22.9	(42.5)
Interest income	71,138	2,996	504	--	(30,542)	44,096	20.1	75,992	2,467	1,201	--	(29,174)	50,486	28.1	(12.7)

Fund sponsorship	43,828	--	--	--	(37,435)	6,393	2.9	34,854	--	--	--	(29,101)	5,753	3.2	11.1
Mortgage origination fees	1,104	3,234	--	--	--	4,338	2.0	1,005	2,711	--	--	--	3,716	2.1	16.7
Mortgage servicing fees	2,177	19,204	--	--	109	21,490	9.8	1,993	18,206	--	--	(55)	20,144	11.2	6.7
Credit intermediation fees	6,337	--	68	--	(6,093)	312	0.1	7,878	--	182	--	(7,790)	270	0.1	15.6
Other fee income	--	621	--	--	--	621	0.3	--	244	19	--	--	263	0.1	136.1
Fee income	53,446	23,059	68	--	(43,419)	33,154	15.1	45,730	21,161	201	--	(36,946)	30,146	16.7	10.0

Gain on sale of mortgage loans	3,616	24,346	--	--	--	27,962	12.8	3,186	13,811	289	--	--	17,286	9.6	61.8
Prepayment penalties	--	547	--	--	--	547	0.2	--	453	--	--	--	453	0.3	20.7
Expense reimbursements	8,755	--	400	--	(9,155)	--	0.0	6,810	--	395	--	(6,060)	1,145	0.6	(100.0)
Miscellaneous	406	573	250	--	(4)	1,225	0.6	1,210	214	--	--	(63)	1,361	0.8	(10.0)
Other revenues	12,777	25,466	650	--	(9,159)	29,734	13.6	11,206	14,478	684	--	(6,123)	20,245	11.3	46.9

Revenues – consolidated partnerships	--	--	--	112,173	--	112,173	51.2	--	--	--	78,902	--	78,902	43.9	42.2
Total revenues	$137,361	$51,521	$1,222	$112,173	$(83,120)	$219,157	100.0%	$132,928	$38,106	$2,086	$78,902	$(72,243)	$179,779	100.0%	21.9%

Expenses
Salary	$17,894	$10,982	$16,490	$--	$--	$45,366	20.7%	$17,009	$7,801	$18,218	$--	$--	$43,028	23.9%	5.4%
Other general and administrative	35,744	10,429	38,039	--	(2,106)	82,106	37.5	14,254	8,537	26,097	--	(8,280)	40,608	22.6	102.2
General and administrative	53,638	21,411	54,529	--	(2,106)	127,472	58.2	31,263	16,338	44,315	--	(8,280)	83,636	46.5	52.4

Loss reserve and lease termination costs	(50,600)	--	(48,244)	--	--	(98,844)	(45.1)	140,000	--	30,755	--	26	170,781	95.0	(157.9)
Bad debt expense	10,573	--	--	--	362	10,935	5.0	15,786	--	--	--	--	15,786	8.8	(30.7)
Provision for risk-sharing obligations	1,349	8,653	--	--	--	10,002	4.6	--	11,163	--	--	--	11,163	6.2	(10.4)
Recovery (Provision) for Losses	(38,678)	8,653	(48,244)	--	362	(77,908)	(35.5)	155,786	11,163	30,755	--	26	197,730	110.0	(139.4)

Borrowing and Financing	48,219	961	8,164	--	(1,845)	55,499	25.3	43,249	567	27,880	--	(2,237)	69,459	38.6	(20.1)
Derivatives – non-cash impact	736	--	--	--	--	736	0.3	(15,422)	--	(3,840)	--	--	(19,262)	(10.7)	103.8
Preferred shares of subsidiary	8,825	--	--	--	--	8,825	4.0	14,088	--	--	--	--	14,088	7.8	(37.4)
Interest expense	57,780	961	8,164	--	(1,845)	65,060	29.6	41,915	567	24,040	--	(2,237)	64,285	35.7	1.2

Depreciation and amortization	2,894	10,625	9,752	--	--	23,271	10.6	7,507	9,892	17,109	--	--	34,508	19.2	(32.6)
Write-off intangible assets	--	--	93,283	--	--	93,283	42.6	--	--	45,000	--	--	45,000	25.0	107.3
Loss on impairment	75,887	--	--	--	--	75,887	34.6	96,141	--	65	--	--	96,206	53.5	(21.1)
Interest expense – consolidated partnerships	--	--	--	47,835	(29,951)	17,884	8.2	--	--	--	37,776	(28,563)	9,213	5.1	94.1
Other expense – consolidated partnerships	--	--	--	299,897	(51,300)	248,597	113.4	--	--	--	211,948	(42,215)	169,733	94.5	46.5
Total expenses	$151,521	$41,650	$117,484	$347,732	$(84,840)	$573,546	261.7%	$332,612	$37,960	$161,284	$249,724	$(81,269)	$700,311	389.5%	(18.1)%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	2010							2009
(in thousands)	Affordable Housing	Mortgage Banking	Corporate	Consolidated Partnerships	Eliminations and Adjustments	Total	% of Revenues	Affordable Housing	Mortgage Banking	Corporate	Consolidated Partnerships	Eliminations and Adjustments	Total	% of Revenues	% Change

Equity and other income (loss)	$220	$--	$--	$--	$--	$220	0.1%	$(9,396)	$--	$--	$--	$--	$(9,396)	(5.2)%	(102.3)%
Gain on extinguishment of liability	--	--	25,253	--	--	25,253	11.5	--	--	--	--	--	--	0.0	100.0
Repayment of bonds/sales of assets	3,879	--	191	--	--	4,070	1.9	1,174	--	1,498	--	--	2,672	1.5	52.3
Other income (loss)	4,099	--	25,444	--	--	29,543	13.5	(8,222)	--	1,498	--	--	(6,724)	(3.7)	(539.4)
Loss on investments – consolidated partnerships	--	--	--	(368,481)	--	(368,481)	(168.1)	--	--	--	(593,347)	--	(593,347)	(330.0)	(37.9)
Other (loss) income	4,099	--	25,444	(368,481)	--	(338,938)	(154.7)	(8,222)	--	1,498	(593,347)	--	(600,071)	(333.8)	(43.5)
Income tax provision/benefit – continuing operations	--	--	(610)	--	--	(610)	(0.3)	--	--	4,123	--	--	4,123	2.3	(114.8)
Net loss – continuing operations	(10,061)	9,871	(91,428)	(604,040)	1,720	(693,937)	(316.6)	(207,906)	146	(153,577)	(764,169)	(9,026)	(1,116,480)	(621.0)	(37.8)
Allocation – preferred shares	(6,225)	--	--	--	--	(6,225)	(2.8)	(6,225)	--	--	--	--	(6,225)	(3.5)	0.0
Allocation – non-controlling interests	1,034	--	(1,084)	--	--	(50)	--	1,725	--	153,763	--	--	155,488	86.5	(100.0)
Allocation – consolidated partnerships	--	--	--	604,027	--	604,027	275.6	--	--	--	764,166	--	764,166	425.1	(21.0)
Net loss attributable to non-controlling interests – continuing operations	(5,191)	--	(1,084)	604,027	--	597,752	272.8	(4,500)	--	153,763	764,166	--	913,429	508.1	(34.6)
Net income (loss) attributable to Centerline Holding Company shareholders – continuing operations	$(15,252)	$9,871	$(92,512)	$(13)	$1,720	$(96,185)	(43.9)	$(212,406)	$146	$186	$(3)	$(9,026)	$(203,051)	(112.9)	(52.6)
Net income (loss) – discontinued operations						161,278	73.6						(2,068,173)	(1150.4)	(107.8)
Net (income) loss attributable to non-controlling interests – discontinued operations						(89,918)	(41.0)						1,815,843	1010.0	(105.0)
Net income (loss) attributable to Centerline Holding Company shareholders – discontinued operations						71,360	32.6						(252,330)	(140.4)	(128.3)
Total loss attributable to Centerline Holding Company shareholders						$(24,825)	(11.3)%						$(455,381)	(253.3)%	(94.5)%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Net income or loss is defined as the net result of total company operations, prior to allocation of income or loss to non-controlling interests.  As the Tax Credit Fund Partnerships (by design) generate non-cash losses, we expect to record net losses for the foreseeable future as they represent a significant portion of our consolidated operations.  After allocation of income or loss to non-controlling interests, we recorded net loss allocable to our shareholders for the years ended December 31, 2010 and 2009.  For the periods presented, we highlight in the table below those items, principally non-cash in nature, which impact the comparability of results from period to period.  Such items are shown prior to any adjustments for tax and allocations to non-controlling interests and are discussed within this section:

(in thousands)	2010	2009

Reduction/(increase) to net income:

Asset impairments (excluding equity investments):
Affordable Housing:
Mortgage revenue bonds	$--	$9,114
Series B Freddie Mac Certificates	78,031	44,830
Stabilization escrow	(2,492)	39,987
Mortgage loans held for investment and other investments	348	2,210

Corporate group:
Investments, including gain on sale	--	(1,433)

Other items:
Affordable Housing group:
Affordable housing loss reserve	(50,600)	140,000
Provision for risk-sharing obligations	1,349	--

Mortgage Banking group:
Provision for risk-sharing obligations	8,653	11,163

Corporate group:
Write-off of goodwill and intangible assets	93,283	45,000
Gain on sale of discontinued operations	(20,500)	--
Gain on settlement of liabilities	(25,253)	--
Assumption fee relating to restructuring of credit intermediation agreements	25,748	--
Professional fees related to the March 2010 Restructuring	13,176	--
Expense for Series A shares issued in connection with restructuring of credit intermediation agreements	2,842	--
(Reversal) accrual of lease termination costs	(48,044)	30,755

Non-cash impact of derivatives(1)	735	(19,263)
Severance costs	1,717	785

(1) Includes gains on termination of several derivative contracts.

Affordable Housing

Our Affordable Housing Group provides equity and debt financing to properties that benefit from the LIHTC or other financial structures (collectively “Tax Credit”) intended to promote development of affordable multifamily housing properties.  We sponsor and manage funds for institutional and retail investors that invest in affordable housing properties nationwide.  We also originate and service affordable housing multi-family loans under GSE programs.  Over the last two years, due to the economic environment and the financial uncertainty facing us prior to the March 2010 Restructuring, we have experienced little activity involving fund originations, property underwriting and acquisitions which has resulted in a reduction in fees.  During this time, our focus has been on asset management and administration of our existing funds and properties, for which we have been receiving fees.  During 2010, the low income housing tax credit equity market has seen a renewed interest from corporate investors and the March 2010 Restructuring has allowed us the financial stability to become more active in pursuing new fund originations. We also began acquiring limited partnerships interests in entities that own tax credit properties in anticipation of holding these investments on a short-term basis for inclusion in future investment fund offerings.  In the first quarter of 2011 we raised $119.3 million of gross equity for a new fund origination and will continue to actively pursue new fund originations going forward.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

The investment funds are required to hold their investments in property partnerships until the end of their LIHTC compliance period which is generally 15 years.  In 2010, there was a large volume of property dispositions as a result of an increase in properties reaching the end of their compliance period.  A substantial portion of these dispositions occurred during the fourth quarter of 2010 that generated significant cash proceeds resulting in the recognition of asset management fees and expense reimbursements previously deemed to be uncollectable as well as an increase in dispositions fees recognized.  We anticipate that there will continue to be a large volume of dispositions in the coming year although there is no certainty as to the level of proceeds to be generated as a result of these dispositions.

The following factors impact comparability when evaluating the results of the Affordable Housing group for 2010 and 2009:

•
Interest income earned from mortgage revenue bonds for 2010 increased primarily due to the net increase in the average balance of bonds in the December 2007 re-securitization that have been re-recognized since 2009 as a result of default, placement in special servicing, or for which we made commitments to fund operating deficits to the underlying property partnerships.  As our role as servicer of the bonds allows us to repurchase those bonds (although we do not intend to) we re-recognize bonds as assets when transferring these into special servicing and de-recognize bonds when transferring these out of special servicing.  We carry debt associated with these bonds in Freddie Mac secured financings (see Notes 8 and 16 to the consolidated financial statements).  As the level of bonds and securitization debt changes, the amounts of mortgage revenue bond interest income, other interest income and interest expense in this group will fluctuate.

•
The decrease in market interest rates resulted in an increase of $9.0 million in non-cash interest expenses due to the unfavorable impact the interest rate movement had on the fair value of our free-standing derivatives.  During 2010 we terminated less developer swaps as compared to 2009 resulting in a decrease in termination gains in 2010 or an additional increase of $7.0 million in non-cash interest expenses.

•
In 2009 we developed a strategy to address a marked decline in the operating performance of many of the non-stabilized properties underlying our Affordable Housing investments. The strategy was developed to manage our exposure under the yield transactions and to address the declining cash flows to our Series B Freddie Mac Certificates.  In 2009, we recorded a $140.0 million provision for potential exposure related to the credit intermediation agreements.  In 2010, in connection with the Natixis Master Agreement and the Merrill Transaction Assignment Agreement, we agreed to terms for the restructuring of certain of the mortgage revenue bonds that underlie the Series B Freddie Mac Certificates and are associated with the guaranteed funds.  As a result of the terms reached in these restructurings, in 2010, we recorded a net $50.6 million reduction in the Affordable Housing Loss Reserve, as well as an impairment of $78.0 million related to our Series B Freddie Mac Certificates and a net recovery in the stabilization escrow of $2.5 million.  Additionally, in connection with this restructuring, we accrued assumption fee expenses of $25.7 million.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Revenues

Revenues for the Affordable Housing Group as of December 31 were as follows.  For a discussion of the accounting policies with respect to revenue recognition, see Note 2 to the consolidated financial statements.

(dollars in thousands)	2010	2009	% Change

Interest income:
Mortgage revenue bond interest income	$50,310	$37,772	33.2%
Other interest income	20,828	38,220	(45.5)
Fee income:
Fund sponsorship	43,828	34,854	25.7
Mortgage origination fees	1,104	1,005	9.9
Mortgage servicing fees	2,177	1,993	9.2
Credit intermediation fees	6,337	7,878	(19.6)
Other:
Gain on sale of mortgage loans	3,616	3,186	13.5
Expense reimbursements	8,755	6,810	28.6
Miscellaneous	406	1,210	(66.4)

Total revenues	$137,361	$132,928	3.3%

Interest Income

Mortgage Revenue Bond Interest Income

Interest income earned from mortgage revenue bonds for 2010 increased due to the larger average balance of bonds on the balance sheet period over period resulting from the increase in the number of bonds that have been re-recognized as noted above and the increase in the average interest rate (as shown in the table below).  As our role as servicer of the bonds allows us to repurchase those bonds (although we do not intend to) we re-recognize bonds as assets when transferring into special servicing and de-recognize bonds when transferring out of special servicing.

The following table presents information related to our mortgage revenue bond interest income:

(dollars in thousands)	2010	2009	% Change

Average number of bonds on the balance sheet not receiving sale recognition	92	70	31.4%
Average balance (unpaid principal balance)	$813,354	$679,838	19.6
Weighted average yield	6.19%	5.62%

Other Interest Income

Other interest income includes the interest earned on retained interests from the 2007 re-securitization transaction (specifically the Series A-1 and Series B Freddie Mac Certificates) and interest on the stabilization escrow account established at the time of the re-securitization.  The decrease in revenue in 2010 is primarily the result of the declining average cost basis as well as the yield related to the Series B Freddie Mac Certificates due to impairments recorded during 2009 and 2010 and due to the July 2009 sale of $145.0 million of Series A-1 Freddie Mac Certificates.  In addition, there was a reduction in interest income on the stabilization escrow due to a lower average balance in the 2010 as compared to 2009 as a result of impairments, escrow releases, as well as the decline in interest rates earned on these balances.  As we plan to utilize the stabilization escrow to restructure property level debt, the income from that account will likely cease.

Fee Income

Fee income in Affordable Housing includes income generated from Consolidated Partnerships which are eliminated upon consolidation.  The following table reflects total fee income and the fees from consolidated partnerships that are eliminated upon consolidation.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

(dollars in thousands)	2010	2009

Total fee income	$53,446	$45,730
Fee income generated from Consolidated Partnerships	(43,419)	(36,946)
Total fee income included in consolidated results	$10,027	$8,784

Fund Sponsorship

(dollars in thousands)	2010	2009	% Change

Fees based on equity invested
Property acquisition fees	$663	$847	(21.7)%
Organization, offering and acquisition allowance fees	275	622	(55.8)

Fees based on management of sponsored funds
Partnership management fees	6,982	9,807	(28.8)
Asset management fees	27,478	17,679	55.4
Other fee income	8,430	5,899	42.9

Total fund sponsorship fee income	$43,828	$34,854	25.7%

Assets under management – tax credit funds	$9,291,187	$9,278,261	0.1%
Equity raised by tax credit funds	$21,602	$91,557	(76.4)%
Equity invested by tax credit funds(1)	$24,569	$91,557	(73.2)%

(1) Excludes warehoused properties that have not yet closed into an investment fund.

Fees Based on Equity Invested

While we may acquire properties on an ongoing basis throughout the year, we do not recognize property acquisition fees until we place the property into a sponsored fund.  Therefore, a change in timing of a fund closure may impact the level of revenues we recognize in a given period.  Additionally, the type of funds originated (whether for a single investor, multiple investors or one with specified rates of return) can affect the level of revenues as the fee rate for each varies.  Fees based on equity invested decreased by $0.5 million during 2010 as compared to 2009 primarily due to a decrease in organization, offering and acquisition allowance fees, mainly because there were two property closings during 2010 that generated allowance fees and property acquisition fees, whereas, during 2009, fourteen properties closed, four of which generated allowance fees and property acquisition fees.

Fees Based on Management of Sponsored Funds

We collect partnership management fees at the time a fund closes and recognize them over the first five years of the fund’s life.  Due to the expiration of the five-year service period for certain funds (and the absence of new funds), these fees which stabilized during the fourth quarter of 2009, decreased throughout 2010 and will continue to decrease in future years in the absence of additional new fund originations.

Asset management fees are collected over the life of the fund and recognized as earned to the extent that the investment funds have available cash flow.  The increase in asset management fees in 2010 was primarily related to a significant amount of dispositions occurring during the fourth quarter of 2010 that generated significant cash proceeds resulting in the recognition of asset management fees previously reserved.

Other fund management fee income includes administrative fees, disposition fees and credit intermediation fees.  The increase in 2010 as compared to 2009 is primarily related to an increase in disposition fees as a result of a larger volume of property dispositions within the investment funds, as noted above.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Mortgage Origination Fees

Affordable Housing mortgage loan originations for the years ended December 31 are broken down as follows:

(dollars in thousands)	2010		2009	% Change

Total mortgage origination activity(1)	$113,871		$89,934	26.6%
Mortgages originated in prior periods and sold during the period	--		12,718
Less: mortgages originated but not yet sold(2)	(17,000)		--
Total mortgage origination activity recognized for GAAP and for which revenue is recognized	$96,871		$102,652	(5.6)%

		% of Total		% of Total
Loan Purchasers
Fannie Mae	$10,836	11.2%	$29,648	28.9%
Freddie Mac	86,035	88.8	73,004	71.1
Total	$96,871	100.0%	$102,652	100.0%

(1) Includes all mortgages funded during the period. (2) Included in Other Investments – mortgage loans held for sale.

Mortgage origination fees are recognized when we settle the sale of a loan to the purchaser. While our mortgage origination activity increased by 26.6% in 2010 as compared to 2009, the total amount of loans settled during 2010 decreased as a result of the timing of settlements of these loans.

During 2010, although mortgage origination activity recognized for GAAP and for which revenue is recognized were slightly lower, mortgage origination fee revenues increased slightly as compared to 2009 as a result of better deal pricing in 2010.  This was primarily due to a higher demand for affordable debt products in 2010 than in prior years.  As a result, weighted average origination fees increased as well as premium revenues and the value of mortgage servicing rights (“MSRs”) generated from loan originations, which are recorded in gain on sale of mortgage loans on our consolidated statements of operations.

Mortgage Servicing Fees

Mortgage servicing fees increased in 2010 due to an increase in the Affordable Housing loan servicing portfolio year over year. Our portfolio of loans increased at December 31, 2010 as compared to December 31, 2009 due to the origination volume that we experienced throughout 2010 sufficiently replacing loan maturities and payoffs in the portfolio.  As a result, the servicing fees earned from the portfolio increased from prior year.

(dollars in thousands)	2010	2009	% Change

Primary servicing portfolio at December 31	$483,742	$397,258	21.8%

Credit Intermediation Fees

We collect credit intermediation fees at the time a fund closes and recognize them over the fund’s life based on risk weighted periods on a straight-line basis.  As the Affordable Housing Group no longer provides credit intermediation for new funds or products this fee stream will continue to decline as the revenue recognition period ends for certain funds.

Other Revenues

An increase in expense reimbursements was primarily due to an increase in the number of funds with available cash flow to pay expense reimbursements as a result of the increased volume of asset dispositions in 2010.

The increase in gain on sale of mortgage loans is due to more favorable loan pricing resulting in higher trading premium revenue for Fannie Mae agency products (as discussed above) and an increase in gains we recorded in connection with recognizing mortgage servicing rights.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Expenses

Expenses for the Affordable Housing Group as of December 31 were as follows:

(dollars in thousands)	2010	2009	% Change

General and administrative expenses
Salaries and benefits	$17,894	$17,009	5.0
Other	35,744	14,254	151.0
Total general and administrative	53,638	31,263	71.6
(Recovery) provision for losses	(38,678)	155,786	(124.8)
Interest expense:
Borrowings and financings	48,219	43,249	11.	5
Derivatives – non-cash impact	736	(15,422)	104.8
Preferred shares of subsidiary	8,825	14,088	(37.4)
Depreciation and amortization	2,894	7,507	(61.4)
Loss on impairment of assets	75,887	96,141	(21.1)

Total expenses	$151,521	$332,612	(54.4)%

Average borrowing rate	6.45%	5.91%
Average Securities Industry and Financial Markets Association (“SIFMA”) rate	0.26%	0.41%

General and Administrative

Salaries and benefits

Salaries and benefits increased by $0.9 million during 2010. This increase was mainly due to the $2.6 million increase in our bonus expense in 2010 as compared to 2009 reflecting improved performance in 2010.  Lower severance expenses recorded in 2010 as compared to 2009 contributed to $0.8 million decrease in salaries and benefits.  Lower employee base in 2010 and other cost reduction efforts contributed to a decrease of $0.7 million in salaries, payroll taxes and other employees benefits during 2010.

Other

Other general and administrative expenses increased by $21.5 million in 2010 as compared to 2009.  This increase is primarily attributed to $25.7 million in assumption fees we accrued relating to the restructuring of certain credit intermediation agreements with Merrill Lynch in 2010, offset by a $3.2 million decrease primarily in acquisition costs.

(Recovery) provision for Losses

(dollars in thousands)	2010	2009	% Change

Affordable Housing loss reserve	$(50,600)	$140,000	(136.1)%
Bad debt expense	10,573	15,786	(33.0)
DUI provision for risk-sharing obligations	1,349	--	100.0

Total (recovery) provision for losses	$(38,678)	$155,786	(124.8)%

Provision (recovery) for losses decreased by $194.5 million during 2010 as compared to 2009 mainly due to the following:

•
In 2009 we developed a strategy to address a decline in the operating performance of many of the non-stabilized properties underlying our Affordable Housing investments.  The strategy was developed to manage our exposure under the yield transactions and to address the declining cash flows to our Series B Freddie Mac Certificates.  In 2009, we recorded a $140.0 million provision for potential exposure related to the credit intermediation agreements.  In 2010, in connection with the Natixis Master Agreement and the Merrill Transaction Assignment Agreement, we have agreed to terms for the restructuring of certain of the mortgage revenue bonds.  As a result, we recorded a $50.6 million reduction in loss reserves on our credit intermediation agreements in 2010.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•
$4.9 million decrease in bad debt expense primarily due to a reduction in the reserves against property advances to Tax Credit Fund Partnerships of approximately $6.2 million and a decrease of $1.2 million due to cash recoveries from receivables previously reserved offset by an increase of $2.5 million in reserves recorded on fee receivables.  The reduction pertained to cash payments received as well as improved performance of certain underlying properties.

•
$1.3 million increase in provision for risk-sharing obligations related to DUI loans in our loan loss sharing program with Freddie Mac.  We are obligated to reimburse Freddie Mac for a portion of any loss that may result from borrower defaults in DUI transactions.  The increase in the provision is a result of the expected loss severity on certain properties for which additional potential losses are anticipated.

Interest Expense

Interest expense in this segment represents direct financing costs, including on-balance sheet securitizations of mortgage revenue bonds, distributions on preferred shares of Equity Issuer and intercompany interest expense on cash we borrow from our corporate credit facility to warehouse tax credit property partnership investments prior to them being closed into a fund.

The primary drivers of the change in interest expense in 2010 as compared to 2009 were:

•
$5.0 million increase pertaining to borrowing and financings in 2010 primarily due to an increase of $10.1 million related to the Freddie Mac secured financing attributable to a $141.0 million increase in the average bond principal balance, to $617.1 million.  This is a result of an increase of bonds in the December 2007 re-securitization that have been re-recognized in 2010 as a result of default, placement in special servicing, or for which we made commitments to fund operating deficits to the underlying property partnerships.  An additional $2.1 million increase in interest expense is due to the $20.0 million loan CFin Holdings took from Natixis as part of the March 2010 Restructuring and due to the Merrill Lynch Modification fee which is due from Centerline Guaranteed Holdings.  This was partially offset by a $3.2 million reduction relating to the termination of a securitization in the fourth quarter of 2009, a $0.7 million reduction of interest incurred relating to borrowings related to the equity interests in tax credit partnerships we held and subsequently sold in 2009, as well as a $2.0 million reduction pertaining to swaps primarily due to variable interest rates declining over the period and the termination of eight swaps since the second quarter of 2009.  We are the variable interest receiver of these swaps.  Additionally, there was a $1.3 million decrease in 2010 mainly due to fewer property closings, at which time the interest incurred on warehousing those properties is expensed.

•
$16.2 million increase in 2010 in non-cash interest expense on derivatives primarily due to unfavorable changes in the fair value of our free-standing derivatives contributing $20.1 million as well as the termination of six swap agreements during 2009 that were not included in the 2010 amounts that totaled $11.0 million.  The current notional amount of our derivatives is $159.6 million at December 31, 2010.  Also contributing to the increase is a $7.0 million reduction on the gains on termination of the developer swaps.  There were two developer swaps terminated during the first quarter of 2010 which resulted in a $2.1 million gain recorded as a reduction to interest expense, while there was a $9.0 million gain recorded in the second half of 2009 on the termination of six developer swaps.  As of December 31, 2010, we are party to 17 interest rate swap agreements with the developers of properties underlying certain mortgage revenue bonds we previously owned.  Where able, we plan to continue terminating these developer swaps.  As the swaps are all out-of-the-money, we would record additional gains upon termination.

•
$5.3 million decrease pertaining to interest on preferred shares of subsidiary due to the sale of certain Series A-1 Freddie Mac Certificates in July 2009 and December 2010 which resulted in the redemption of the related preferred shares.  We experienced a comparable decrease in revenues related to the Series A-1 Freddie Mac Certificates.

Depreciation and Amortization

Depreciation and amortization expenses decreased by $4.6 million in 2010 as compared to 2009.  This is mainly attributable to the redemption of Equity Issuer Trust’s Preferred Shares Series A, A-1 and A-2 in July 2009 which reduced the average monthly amortization for the deferred origination costs. The deferred origination costs are being recognized over the term of the preferred shares.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Loss on Impairment of Assets

The table below provides the components of loss on impairment of assets for the periods presented:

(dollars in thousands)	2010	2009	% Change

Available-for-sale investments:
Series B Freddie Mac certificates	$78,031	$44,830	74.1%
Stabilization escrow (recovery)	(2,492)	39,987	(106.2)
Mortgage revenue bonds	--	9,114	100.0
Other	348	2,210	(84.3)

	$75,887	$96,141	(21.1)%

Impairments in the 2010 periods resulted principally from the declining performance of properties that underlie the mortgage revenue bonds we re-securitized in 2007 and the anticipated use of the escrow to buy down or restructure bonds.  For detailed discussion, see Notes 24 and 32 to the consolidated financial statements.

Other (Loss) Income

Other (loss) income for the Affordable Housing Group as of December 31 was as follows:

(dollars in thousands)	2010	2009	% Change

Equity and other (loss) income	$220	$(9,396)	102.4%
Gain (loss) from repayment or sales of investments, net	3,879	1,174	230.3

Total other income (loss)	$4,099	$(8,222)	149.9%

Equity and Other (Loss) Income

Includes income (loss) related to entities in which we invest but do not consolidate, such as our investments in tax advantaged investment vehicles similar to those we sponsor (which typically generate equity losses).

During 2009, we recorded charges of $9.4 million to write down the value of our equity interest in three tax credit property partnerships as we disposed of these equity interests for less than our basis.

Gain (Loss) from Repayment or Sales of Investments, Net

During 2010, we recognized a gain of $3.9 million on the sale of two bonds.

During 2009, we recognized a $0.6 million gain as a result of a collection on a bond which was fully impaired in prior years, as well as a $0.6 million gain on the foreclosure sale of two bonds in December 2009.

Profitability

Profitability for the Affordable Housing Group as of December 31 was as follows:

(dollars in thousands)	2010	2009	% Change

Loss before other allocations	$(10,061)	$(207,906)	95.2%
Net loss	(15,252)	(212,406)	92.8

The change in loss before other allocations reflects the revenues and expense changes discussed above.  Incremental costs incorporated in net loss include allocations to the perpetual Equity Issuer preferred shares.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Mortgage Banking

Our mortgage banking group’s primary business is to underwrite, originate and service multi-family loans under GSE as well as Ginnie Mae and FHA programs.  Once loans that we originate are closed, they are sold shortly thereafter, with only the servicing rights (MSRs) retained by us.  We earn origination fees and trading premium revenues.  We also recognize MSR revenues on loans originated.  Trading premiums and MSR values are recorded as gains on sale of mortgage loans on our consolidated statements of operations.  During 2010, we experienced an increase in origination volume due to more favorable market conditions and the increase in our origination capabilities which includes the growth of our small loan business and the increase in our loan origination teams located in seven offices nationwide. As a result, origination fees, trading premium revenues and MSR revenues have increased during 2010.

We also earn mortgage servicing fees on our servicing portfolio of over 1,390 loans.  Our servicing fees provide a stable revenue stream.  They are based on contractual terms and earned over the life of the loan.  In addition, we earn interest income from escrow deposits held on behalf of borrowers and on loans while financed on the warehouse line, late charges, prepayments of loans and other ancillary fees.

We have risk-sharing obligations on most loans we originate under the Fannie Mae DUS program and the Freddie Mac Delegated Underwriting Initiative (“DUI”) program.  Under the DUS program we retain a first loss position with respect to the loans that we originate and sell under this program.  For a majority of these loans, if a default occurs, we absorb the first 5% of any losses on the unpaid principal balance of a loan, and above 5% we share a percentage of the loss with Fannie Mae, with our maximum loss capped at 20% of the unpaid principal balance of a loan.  For loans that we originated under the DUI program, we are obligated to reimburse Freddie Mac for a portion of any loss that may result from borrower defaults in DUI transactions.  For such loans, if a default occurs, our share of the standard loss will be the first 5% of the unpaid principal balance and 25% of the next 20% of the remaining unpaid principal balance to a maximum of 10% of the unpaid principal balance.

Our servicing fees for risk-sharing loans include compensation for the risk-sharing obligations and are larger than the servicing fees we receive for loans with no risk-sharing obligations.  We receive a lower servicing fee for loans with modified risk-sharing than for loans with full risk-sharing.  While our origination volume increased in 2010, these increases were offset by loan maturities and payoffs, resulting in a constant servicing portfolio size.  However, as our risk-sharing product has increased in recent years, we have experienced a slight increase in our servicing fees in 2010 as compared to 2009.

Revenues

Revenues for the Mortgage Banking Group as of December 31 were as follows.  For a description of our revenue recognition policies, see Note 2 to the consolidated financial statements.

(dollars in thousands)	2010	2009	% Change

Interest income	$2,996	$2,467	21.4%
Fee income:
Mortgage origination fees	3,234	2,711	19.3
Mortgage servicing fees	19,204	18,206	5.5
Other fee income	621	244	154.5
Other:
Gain on sale of mortgage loans	24,346	13,811	76.3
Prepayment penalties	547	453	20.8
Other revenues	573	214	167.8

Total revenues	$51,521	$38,106	35.2%

Interest Income

The increase in interest income in 2010 is primarily attributable to the following:

•
$0.3 million increase in the interest earned on servicing escrow balances, which is primarily due to an increase of 16 basis points  in the interest rates on servicing escrows from 0.24% in 2009 to 0.40% in 2010; and

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•
$0.3 million increase in the interest earned on loans during 2010 while financed on the warehouse line.  Although average interest rates on multifamily mortgage loans decreased during 2010, interest income earned increased due to the increase in origination volume achieved during 2010 as compared to 2009.

Fee Income

Mortgage Origination Fees

Mortgage originations for the years ended December 31 are broken down as follows:

(dollars in thousands)	2010		2009	% Change

Total mortgage origination activity(1)	$803,015		$488,737	64.3%
Mortgages originated in prior periods and sold during the period	28,520		34,507
Less: mortgages originated but not yet sold(2)	(58,460)		(28,520)
Total mortgage origination activity recognized for GAAP and for which revenue is recognized	$773,075		$494,724	56.3%

		% of Total		% of Total
Loan Purchasers
Fannie Mae	$542,114	70.1%	$457,815	92.5%
Freddie Mac	145,010	18.8	36,909	7.5
FHA and other(3)	85,951	11.1	--	--

Total	$773,075	100.0%	$494,724	100.0%

(1)   Includes all mortgages funded during the period.
(2)   Included in Other Investments – mortgage loans held for sale.
(3)   $15.6 million of FHA originations were closed using our warehouse facilities with the servicing rights retained by us.  $70.3 million of these originations were closed in the name of an affiliated party.  We received origination fees for these loans but have not retained mortgage servicing rights.

During 2010, our mortgage origination volume increased by 64.3% as compared to 2009 primarily due to more favorable market conditions and the increase in our origination capabilities.  The improved market conditions resulted in a significant increase in the volume of property acquisitions requiring financing, causing an overall increase in activity.  The increase in our origination capabilities includes the initiative, which began in the fourth quarter of 2009, to underwrite and originate smaller type loans under our Fannie Mae DUS program.  The Small Loan Group accounted for 27% of our total Fannie Mae originations in 2010 and 17% of total 2010 origination volume as compared to less than 1% for both in 2009.

During 2010, we originated loans through a variety of agencies as compared to 2009 due to our initiative to diversify our loan purchasers and to maintain strong business relationships with various agencies.

As a result of the increase in our origination volume, revenues generated in our Mortgage Banking segment increased as well, although mortgage origination fees earned did not increase proportionately.  This is primarily due to the originations from our Small Loan Group, whose loans seldom earn origination fees, but instead, generate higher trading premium revenues.  As a result, there were significant increases in gains on sales of loans, which include these trading premium revenues.  We recorded $10.6 million of trading premium revenues in 2010 as compared to $5.8 million in 2009.  The Small Loan Group contributed to $3.8 million of the trading premium revenues in 2010 as compared to $0.1 million in 2009.

The remaining increase in gains on sales of loans is due to the value of the MSRs retained on each loan.  We recorded $13.7 million of revenue resulting from the valuation of MSR in 2010 as compared to $8.0 million in 2009 primarily resulting from the overall increase in origination volume for 2010, as compared to 2009 and from various factors used in valuing MSRs, the biggest being servicing fees.  The average servicing fees on loans originated in 2010 increased by 4 basis points as compared to servicing fees on loans originated during 2009.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Mortgage Servicing Fees

As mentioned above, mortgage servicing fees are a significant source of revenue for us.  Our portfolio of loans remained consistent at December 31, 2010 as compared to December 31, 2009 due to the origination volume that we experienced throughout 2010 sufficiently replacing reductions in the portfolio resulting from principal paydowns, maturities and refinancings.

Our portfolio balances at December 31 were as follows:

(dollars in thousands)	2010	2009	% Change

Primary servicing portfolio at December 31	$8,340,582	$8,387,885	(0.6)%

Although the portfolio remained constant in 2010 as compared to 2009, we experienced an increase in servicing fees earned from the portfolio due to the nature of more recent originations.  We currently earn higher servicing fees because we are originating more shared risk product than in the past.  Loans that are currently paying off are those with lower servicing fee rates, resulting in a higher weighted average servicing fee being earned on the portfolio in 2010 than in 2009.  Weighted average servicing rates increased by more than 2 basis points in 2010 as compared to 2009 servicing rates.

Expenses

Expenses for the Mortgage Banking Group as of December 31 were as follows.

Interest expense in the Mortgage Banking segment represents direct financing costs, including asset-backed warehouse lines (used for mortgage loans we originate).  Other major expenses include amortization of MSRs, salaries and other costs of employees working directly in this business as well as allocations of certain corporate costs.

(dollars in thousands)	2010	2009	% Change

General and administrative	$21,411	$16,338	31.1%
Provision for losses	8,653	11,163	(22.5)
Interest expenses	961	567	69.5
Depreciation and amortization	10,625	9,892	7.4

Total expenses	$41,650	$37,960	9.7%

General and Administrative

General and administrative expense increased by $5.1 million in 2010 primarily due to a $2.4 million increase in salaries and benefit related costs of our mortgage banking group.  The number of employees in our Mortgage Banking Group increased from 39 at December 31, 2009 to 51 at December 31, 2010.  This is due to the initiatives made during 2010 to increase origination activity by adding additional origination teams in certain geographical locations nationwide, as well as continued growth in the team supporting our small loan group.  We also experienced an increase of $1.1 million in commission expenses and $1.0 million in broker fees in 2010 as compared to 2009, which were directly related to the increased volume of mortgage loan originations.

Provision for Losses

The decrease of $2.5 million in 2010 as compared to 2009 in provision for risk-sharing obligations related to DUS loans in our loss sharing program with Fannie Mae (see Note 32 to the consolidated financial statements).  We recorded provision for risk-sharing obligations due to anticipated losses on loans in the DUS portfolios resulting from continued deterioration in the underlying property performance.  While we continued to see declines in property performance data, the estimated losses in 2010 were less than those recorded in 2009.

Interest Expense

The increase of $0.4 million in 2010 as compared to 2009 is primarily due to an increase in the average balance of loans financed on the warehouse line.  Although weighted average borrowing rates decreased slightly when we entered into the new warehousing agreement with Bank of America, interest expenses increased due to the increase in origination volume achieved during 2010 as compared to 2009.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Depreciation and Amortization

Depreciation and amortization includes amortization of our MSRs.  The MSRs are amortized in proportion to, and over the period that, net servicing income is expected to be received.  Depreciation and amortization increased in 2010 primarily due to the hyper-amortization of certain MSRs on loans that were pre-paid in 2010 or whose properties were foreclosed upon. During 2010 total hyper-amortizations of MSRs totaled $2.0 million 2010 as compared to $1.4 million in 2009.

Profitability

Profitability for the Mortgage Banking Group as of December 31 was as follows:

(dollars in thousands)	2010	2009	% Change

Income before other allocations	$9,871	$146	N/M
Net income	9,871	146	N/M

N/M – not meaningful.

The change in income before other allocations reflects the revenues and expense changes discussed above.

Corporate

As part of our March 2010 Restructuring, we restructured our Term and Revolving Credit Facility. This included an aggregate $65.0 million assumption of debt by C-III Capital Partners LLC and by an affiliate of the Related Companies L.P. and a total repayment of $15.0 million during 2010 of principal balance on our Term and Revolving Credit Facility. In addition, the interest rate paid on the facility was reduced contributing to a decrease in our overall weighted average borrowing rate to 3.93% in 2010 as compared to 6.32% in 2009. The restructuring of our Term and Revolving Credit Facility contributed to the significant decrease in our interest expense in 2010 as compared to 2009 and provides us with operating flexibility going forward.

We classify acquisition related intangibles as a component of Corporate. This includes any goodwill and intangible asset impairments.  During the fourth quarter of 2010 we wrote off the outstanding balance of goodwill that was associated with our Affordable Housing business. In addition, any lease termination charges related to office space, which we no longer use in operations and the settlement of our unsecured liabilities, were recorded to our Corporate segment in the provision (Recovery) for losses and other income accounts.

Revenues

Revenues for the Corporate Group as of December 31 were as follows.  For a description of our revenue recognition policies, see Note 2 to the consolidated financial statements.

(dollars in thousands)	2010	2009	% Change

Interest income	$504	$1,201	(58.0)%
Other revenues	718	885	(18.9)

Total revenues	$1,222	$2,086	(41.4)%

Interest Income

The decrease in interest income by $0.7 million during 2010 as compared to 2009 is mainly due to the interest on cash collateral relating to certain of our credit intermediation agreements. Subsequent to the March 2010 Restructuring earnings on this collateral accrue to the benefit of our Affordable Housing segment, whereas prior to the restructuring, including all of 2009, such earnings accrued to the benefit of our Corporate Segment.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Expenses

Expenses in our Corporate Group include central business functions such as executive, finance, human resources, information technology and legal as well as costs related to general corporate debt.  As we consider all acquisition-related intangible assets to be Corporate Group assets, their amortization, impairment and write-offs are also included in this group.

(dollars in thousands)	2010	2009	% Change

General and administrative expenses:
Salaries and benefits	$16,490	$18,218	(9.5)%
Other	38,039	26,097	45.8
Total general and administrative	54,529	44,315	23.0
Provision (recovery) for losses	(48,244)	30,755	(256.9)
Interest expense:
Borrowings and financings	8,164	27,880	(70.7)
Derivatives – non-cash impact	--	(3,840)	100.0
Depreciation and amortization	9,752	17,109	(43.0)
Write-off of goodwill and intangible assets	93,283	45,000	107.3
Loss on impairment of assets	--	65	(100.0)

Total expenses	$117,484	$161,284	(27.2)%

General and Administrative:

Salaries and benefits

Contributing to the decrease in salaries and benefits was a reduction in the Corporate Group employee base from 100 as of December 31, 2009 to 64 as of December 31, 2010 resulting in a $3.6 million decrease in salaries, payroll taxes and other employees benefits during 2010.  Lower stock based compensation expense, a result of no new employee grants in 2010 contributed to a $0.8 million decrease.  These decreases were partially offset by an increase of $1.7 million in severance expenses during 2010 due to the March 2010 Restructuring, other cost reduction efforts, as well as an increase of $1.0 million in our bonus expenses in 2010 as compared to 2009 reflecting improved performance in 2010 as compared to 2009.

Other

Other general and administrative expenses increased by $11.9 million during 2010 which primarily relates to:

•	$13.2 million increase in professional fees, primarily legal and consulting, related to the March 2010 Restructuring;

•	$8.2 million increase related to management services fee and procedures review payments made to Island (see Note 30 to the consolidated financial statements); and

•
$2.8 million increase relating to expenses recorded in the first quarter of 2010 on the issuance of Special Series A Shares to Natixis as part of the restructuring of certain intermediation agreements (see Note 32 to the consolidated financial statements).

This was partially offset by:

•
$8.1 million decrease in rent expense relating to the termination of two office space leases and the increase in sublease income, primarily for office space sublet to C-III, which offsets rent expense; and

•	$3.6 million decrease primarily in office expenses and computer expenses due to a general effort to reduce expenses, as well as the reduction in office space.

Provision (Recovery) for Losses

Recovery of losses of $48.2 million (a majority of which was in the first quarter of 2010) reflect a settlement of a liability with respect to lease obligations for two office spaces no longer in use resulting in a reversal of previously expensed lease termination costs.  The $30.8 million provision for losses in 2009 related primarily to the additional estimated lease termination costs of these two office spaces recorded during 2009.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Interest Expense

Interest expense decreased $15.9 million in 2010 mainly due to the following:

•
$9.3 million decrease due to reduced principal balances on our Term Loan and Revolving Credit Facility as a result of $65.0 million in principal on our Term Loan and Revolving Credit Facility being assumed by related parties in connection with the March 2010 Restructuring, $22.1 million in net principal repayments since the first quarter of 2010, as well as decreased interest rates for both our restructured Term Loan and Revolving Credit Facility;

•
$7.1 million decrease due to the cash interest expense related to the termination of the swap associated with the Term Loan and Revolving Credit facility in June 2009.  There was an $8.2 million decrease in interest payments made in 2010 and a $1.6 million decrease related to a loss on termination which was recorded in 2009 for which there is no comparable amount in 2010, partially offset by a $2.7 million decrease in interest receipts in 2010; and

•
$3.2 million decrease in other interest expenses primarily the result of settling a transaction cost payable with Morgan Stanley in connection with the March 2010 Restructuring. Such transaction cost payable incurred interest for the full year in 2009 (see Other Income section below).

These decreases were offset by the following:

•
$3.8 million increase due to the non-cash interest expense related to the termination of the swap associated with the Term Loan and Revolving Credit facility in June 2009.  In 2009, there was a $4.9 million favorable change in the fair value of the derivative and a $1.6 million gain for which there is no comparable amount in 2010, partially offset by a $2.6 million amortization of the swap for which there is no comparable amount in 2010.

Depreciation and Amortization

Depreciation and amortization expenses decreased by $7.4 million in 2010 mainly due to the following:

•	$4.0 million decrease related to certain intangible assets being fully amortized in 2009; and

•
$2.9 million decrease related to a reduction in amortization expense on the deferred financing costs related to the December 2007 re-securitization, which were fully amortized as of June 2009, as well as deferred financing costs on the revolver loan extension which was fully amortized in March 2010 due to the March 2010 Restructuring.

Write-off of Goodwill and Intangible Assets

As more fully described in Note 2 and 11 to the consolidated financial statements, we test goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.  As a result of our testing, we recorded goodwill impairments of $93.3 million in 2010 and $45.0 million in 2009 relating to CAHA.  As of December 31, 2010, all goodwill associated with our acquisition of CAHA has been impaired.

Other Income

Other income for the Corporate Group as of December 31 was as follows:

(dollars in thousands)	2010	2009	% Change

Gain on settlement of liabilities	$25,253	$--	100.0%

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

A summary of the impact the Tax Credit Fund Partnerships and Property Partnerships have on our Consolidated Statements of Operations is as follows:

(in thousands)	2010	2009

Revenues	$112,173	$78,902
Interest expense	(17,884)	(9,213)
Loss on impairment of assets	(23,350)	(30,151)
Other expenses	(225,247)	(139,582)
Partnership expenses eliminated in consolidation	(81,251)	(70,778)
Other loss	(368,481)	(593,347)
Allocations to limited partners	604,027	764,166

Net impact	$(13)	$(3)

The following table summarizes the number of Consolidated Partnerships at December 31:

	2010	2009

Tax Credit Fund Partnerships	140	137
Tax Credit Property Partnerships	113	52

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

Our revenue from Consolidated Partnerships is primarily from assets held in funds that we manage as well as rental income from properties we consolidated.  The increase in revenues for 2010 is primarily due to an increase in rental income resulting from the additional Tax Credit Property Partnerships we are consolidating largely due to the adoption of ASU 2009-17 effective January 1, 2010.

Interest expense relates to borrowings to bridge timing differences between when the funds deploy capital and when subscribed investments are received for Tax Credit Fund Partnerships (“Bridge Loans”), as well as mortgages and notes held at the Tax Credit Property Partnerships.  The increase for 2010 as compared to 2009 is due to the additional Tax Credit Property Partnerships largely due to the adoption of ASU 2009-17 effective January 1, 2010, as well as these partnerships incurring interest expense on notes, which had their interest waived in prior periods.

Other expenses increased in 2010 primarily due to an increase of $48.5 million in the reserves against receivables due from Tax Credit Property Partnerships as a result of a change in the methodology of calculating the collectability of the receivables.  In previous years, these receivables were measured for impairment along with the applicable equity investment and impairments were recognized as equity losses.  In addition for 2010, there were increases attributable to the increases in Tax Credit Fund Partnerships and Tax Credit Property Partnerships that we consolidated from the first quarter of 2010 as a result of the adoption of ASU 2009-17 effective January 1, 2010.

Other losses principally represent the equity losses that Tax Credit Fund Partnerships recognize in connection with their investments in non-consolidated property partnerships.  The decrease in losses during the twelve months ended December 31, 2010 primarily resulted from a decrease in impairments recognized on property partnership equity investment of $203.4 million.  In addition, for 2010, there was a decrease in losses recognized by the Tax Credit Fund Partnerships of $30.7 million as a result of foreclosures and sales.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

As third-party investors hold virtually all of the equity interests in most of these entities, we allocate results of operations of these partnerships to such third-party investors except for the amounts shown in the table above, which represent our nominal ownership.  Net impact represents the equity income (loss) we earn on our co-investments which is included in our net income (loss).

Eliminations and Adjustments

Transactions between segments are accounted for as third-party arrangements for the purposes of presenting segment results of operations.  Inter-segment eliminations primarily includes; fee income and expense reimbursement relating to fund management activities which are recorded in our Affordable Housing segment and earned from Consolidated Partnerships; interest on mortgage revenue bonds that are not reflected as sold in Affordable Housing and for which Tax Credit Property Partnerships within Consolidated Partnerships are the obligors; interest charges on outstanding intercompany balances; overhead and other operational charges between segments; and prior to the March 2010 Restructuring, subservicing charges.

Income Taxes

The following table details the taxable and non-taxable components of our reported loss for the years ended:

(dollars in thousands)	2010	% of Revenues	2009	% of Revenues	% Change

Within continuing operations: Gain (loss) subject to tax	$33,135	15.1%	$(111,396)	62.0%	129.7%
Loss not subject to tax	$(726,462)	331.5%	$(1,009,207)	561.4%	28.0%

Loss before income taxes	$(693,327)	316.4%	$(1,120,603)	623.3%	38.1%

Income tax provision/(benefit)	$610	0.3%	$(4,123)	2.3%	114.8%

Effective tax rate – consolidated basis	(0.09)%		0.37%

Effective tax rate for corporate subsidiaries subject to tax	1.84%		3.70%

Within discontinued operations: Income subject to tax	$7,832	N/M	$(236,537)	N/M
Income (loss) not subject to tax	$153,977	N/M	$(1,830,820)	N/M

Income tax provision/(benefit)	$161,809	N/M	$(2,067,357)	N/M

Income taxes	$531	N/M	$816	N/M

Effective tax rate – consolidated basis	0.33%		(0.04)%

Effective tax rate for corporate subsidiaries subject to tax	6.78%		(0.34)%

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

For further information with respect to income taxes, see Note 27 to the consolidated financial statements.

Loss Attributable to Non-controlling Interests

Loss attributable to non-controlling interests, net of tax, was as follows:

(dollars in thousands)	2010	2009	% Change

Within continued operations: Limited partners interests in consolidated partnerships	$604,027	$764,166	(21.0)%
Preferred shares of a subsidiary (not subject to mandatory repurchase)	(6,225)	(6,225)	--
SCUs	(1,075)	151,547	(100.7)
SCIs	(9)	2,216	(100.4)
Other	1,034	1,725	(40.1)

Total for continued operations	$597,752	$913,429	(34.6)%

Within discontinued operations: Limited partners interests in consolidated partnerships	$(90,649)	$1,815,936	105.0%
Other	731	(93)	(886.0)

Total for discontinued operations	$(89,918)	$1,815,843	105.0%

Total net loss attributable to non-controlling interests	$507,834	$2,729,272	(81.4)%

Limited Partners Interests in Consolidated Partnerships

Non-controlling interests in consolidated partnerships represents the equity balances of third-party investors in the Tax Credit Fund and Tax Credit Property Partnerships (within continued operations) and the CMBS and High-Yield Debt Fund Partnerships (within discontinued operations).  Upon adoption of ASU 2009-17 as of January 1, 2010, we were required to consolidate almost all of the CMBS and similar trusts and six Tax Credit Fund Partnerships and 56 Tax Credit Property Partnerships not previously consolidated (see Note 2 to the consolidated financial statements for additional information).  As part of the March 2010 Restructuring, we sold our co-investment, management interests in and loan receivables from the CMBS and High-Yield Debt Fund Partnerships, resulting in the deconsolidation of the funds as well as the newly consolidated trusts within the CMBS and High-Yield Debt and Fund Partnerships, negating this impact of adoption upon our equity balance.  During 2010, we gained control over the general partnership interest of nine Tax Credit Property Partnerships, which we consolidated accordingly.

Special Common Units (“SCUs”)

In connection with our acquisition of Centerline Affordable Housing Advisors, LLC (“CAHA”), our subsidiary issued membership interests in the form of 16.1 million SCUs, of which 12.7 million remained outstanding as of December 31, 2010. SCU holders are entitled to distributions at the same time as, and only if, we pay distributions on our Common Shares.  Prior to our March 2010 restructuring, SCU distributions were calculated as the amount of Common Share distributions divided by 0.72, to adjust for the taxable nature of the income comprising the SCU distributions (the “Tax Gross-Up”) and were payable only to the extent of the subsidiary’s cash flow, supplemented by a loan of all but $5.0 million from the parent trust in the event of a shortfall (the “Shortfall Provision”).  Any remaining shortfall accrued interest at a market rate was payable at the time the subsidiary has sufficient cash flow.  As part of the March 2010 Restructuring, the Shortfall Provision and the Tax Gross-Up were eliminated with respect to 11.2 million SCUs.

As part of the March 2010 Restructuring, we issued a total of 19.3 million Special Series A Shares (see Note 21 to the consolidated financial statements for additional information), resulting in a dilution of the voting rights attributable to SCU holders.  As we no longer deem the SCU holders to possess significant influence, as of the date of the March 2010 Restructuring, we no longer allocate income to SCU holders.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Special Common Interests (“SCIs”)

In February 2010, all 257,592 outstanding SCI shares were exchanged for Common Shares.

Accounting Changes

During 2010 we adopted the following new accounting pronouncements:

•
In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It also requires the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis.  The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The Company’s disclosures regarding fair value measurements are presented in Note 5 – Fair Value Disclosures.  These new disclosure requirements first applied to the Company in our financial statements for the period ended March 31, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for the financial statements for the period ending March 31, 2011.  The gross presentation of Level 3 activity disclosure requirements will impact our disclosure.  All other disclosure requirements have no material impact on the Company’s disclosures.

•
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

•
In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The update requires companies to provide more disclosures about the credit quality of their financing receivables, which include loans, lease receivables, and other long-term receivables, and the credit allowances held against them.  ASU 2010-20 is effective for interim and annual reporting periods ending on and after December 15, 2010. The adoption of ASU 2010-20 had no material impact on our consolidated financial statements.

•
In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (which was codified and superseded by ASU 2009-16, Transfers and Servicing), which, among other provisions, eliminated the concept of Qualified Special Purpose Entities (“QSPEs”). Simultaneously, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (which was codified and superseded by ASU 2009-17, Consolidation), which revised the consolidation model with respect to Variable Interest Entities (“VIEs”).  ASU 2009-17:

o	requires that former QSPEs be reviewed for consolidation;

o	requires ongoing reconsideration of consolidation conclusions for VIEs; and

o
requires a qualitative determination of the primary beneficiary of a VIE based on the entity with the power to direct the VIE’s activities and which also has a significant economic interest in the VIE.

ASU 2009-16 and 2009-17 became effective for us as of January 1, 2010.  The adoption of ASU 2009-16 and 2009-17 resulted in the CMBS and High-Yield Debt Fund Partnerships and one of our subsidiaries consolidating substantially all of the CMBS and similar trusts that we and our funds invested in as we were named special servicer of the trusts. We consolidated the CMBS and similar trusts and recognized their assets and liabilities at their unpaid principal balance.  Upon adoption of ASU 2009-17, the CMBS and High-Yield Debt Fund Partnerships recorded a $107.2 billion increase in total assets, a $106.8 billion increase in total liabilities, a $0.9 billion increase in Centerline Holding Company equity and a $0.5 billion decrease in non-controlling interests.  These adjustments were principally the result of recapturing losses taken in prior years that can now be allocated to non-controlling interests pursuant to the adoption of ASU 2009-17.  As a result of the March 2010 Restructuring we deconsolidated the funds as well as the newly consolidated trusts, negating the impact of adoption upon our consolidated financial statements.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

We consolidated corporate Tax Credit Fund Partnerships and recognized their assets and liabilities at fair value.  We consolidated public Tax Credit Fund Partnerships and recognized their assets and liabilities at fair value.  Upon adoption of the new accounting standards, we recorded a $304.1 million increase in total assets, a $110.0 million increase in total liabilities (all within Consolidated Partnerships in our consolidated balance sheet) and a $194.1 million increase in non-controlling interests.

As we have no equity interest in the funds of the newly consolidated Tax Credit Fund Partnerships and Property Partnerships, the implementation of ASU 2009-17 had no net impact on our consolidated statements of operations.

Inflation

Inflation did not have a material effect on our results of operations for the periods presented.

SECTION 3 – LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The primary objective of managing our liquidity is to ensure that we have adequate resources to accommodate growth of assets under management within our respective businesses, fund and maintain investments as needed, meet all ongoing funding commitments and contractual payment obligations, and pay compensation and general operating expenses.  Liquidity management involves forecasting funding requirements and maintaining sufficient capital to meet the fluctuating needs inherent in our business operations and ensure adequate capital resources to meet unanticipated events.

Our primary short-term business needs include payment of compensation and general business expenses, facilitating debt and equity originations, fund management and asset management activities within our Affordable Housing and Mortgage Banking businesses, and funding commitments and contractual payment obligations including debt amortization.  We fund these short-term business needs primarily with cash provided by operations, revolving credit facilities and asset-backed warehouse credit facilities.  Our long term liquidity needs include capital needed for potential strategic acquisitions or the development of new businesses, increased financing capacity to meet growth in our businesses, and the repayment of long-term debt.  Our primary sources of capital to meet long-term liquidity needs include cash provided by operations, debt and various types of equity offerings, including equity of our subsidiaries.  We are unable to project with certainty whether our long-term cash flow from operations will be sufficient to repay our long-term debt when it comes due.  If this cash flow is insufficient, then we may need to refinance such debt or otherwise amend its terms to extend the maturity dates.  We cannot make any assurances that such refinancing or amendments would be available at attractive terms, if at all.  Recent economic events have limited these sources of liquidity in three key areas:

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

As part of our March 2010 Restructuring, we restructured our Term and Revolving Credit Facility (see Note 15 to the Consolidated Financial Statements).  Our new Term Loan matures in March 2017 and our new Revolving Credit Facility matures in March 2015.  Scheduled repayments of principal on the term loan begin in December 2011.  Beginning at that time, we must repay $3.0 million in principal per quarter until maturity, at which time the remaining principal is due.  In addition, through this restructuring, we increased the capacity of our Revolving Credit Facility.  Our Revolving Credit Facility has a total capacity of $37.0 million, of which $12.0 million is used for letters of credit.  Once the letters of credit are terminated, the amount of the Revolving Credit Facility associated with these letters of credit cannot be redrawn.  At December 31, 2010, out of the remaining $25.0 million, $6.0 million was drawn, leaving a total available capacity of $19.0 million.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Also as part of the March 2010 Restructuring, we restructured our credit intermediation agreements (see Note 32 to the Consolidated Financial Statements) and settled most of our unsecured liabilities (see Note 17 to the Consolidated Financial Statements) which have significantly reduced our potential funding requirements.

During the fourth quarter of 2010, we did not complete the restructuring of certain bonds by the date required in the Master Novation, Stabilization, Assignment, Allocation, Servicing and Asset Management Agreement with Natixis Capital Markets North America Inc. (“Natixis”), which resulted in a cash freeze event under the terms of the agreement.  As a result of the cash freeze event, we must obtain consent from Natixis prior to any usage of available cash at CFin Holdings.  This event is also an event of default under our CFin Holdings Credit Agreement.  Among other remedies, upon this event of default Natixis can call the loan balance under the CFin Holdings Credit Agreement due. As of December 31, 2010, the loan balance was $21.7 million.  CFin Holdings has sufficient available cash to repay this loan in full.

We use asset-backed warehouse facilities to fund Fannie Mae and Freddie Mac mortgage loans we originate in our Mortgage Banking and Affordable Housing groups.  Mortgage loans we originate are closed in our name, using cash borrowed from a warehouse lender, and sold to the GSEs or to the market with a GSE credit enhancement from one week to three months following the loan closing.  We use the cash received from the sale to repay the warehouse borrowings.  During the fourth quarter of 2010, in order to provide us with additional resources for warehousing of mortgage loans with Freddie Mac and Fannie Mae, we entered into two uncommitted warehousing financing agreements in addition to the existing committed warehouse facility and the Multifamily ASAP Facility.  At December 31, 2010 we had an outstanding balance of $75.7 million in our warehouse facilities which bear an average interest rate of 1.74%.

On November 2, 2010, Fannie Mae issued changes to the DUS Capital Standards that became effective January 1, 2011.  Among other provisions, the revised DUS Capital Standards raised the Restricted Liquidity Requirement by 25 basis points on Tier 2 mortgage loans and will be phased in quarterly through Q1 2014.  The implementation of the revised DUS Capital Standards by the Company increases the collateral required for our existing DUS portfolio by approximately $9.0 million assuming the full 25 basis point increase in the collateral requirement was applied to our current portfolio balance.

As of December 31, 2010, we had outstanding 695 Convertible Redeemable CRA shares, the holders of which did not participate in the March 2010 Restructuring.  If we do not repurchase these Convertible Redeemable CRA shares by January 1, 2012, the shareholders will have the option to require us to purchase the shares for the original gross issuance price per share (plus accumulated and unpaid distributions).  As of December 31, 2010 the aggregate gross issuance price of these shares due on or after January 1, 2012 is $13.0 million (as reduced as described below).  We are exploring with the remaining shareholders various ways to mitigate the above repurchase risk.

In January 2011 a redemption agreement was reached with the holder of 107 Convertible Redeemable CRA shares according to which the shares and their rights were cancelled in exchange for $0.2 million.  As a result of the redemption agreement the aggregate gross issuance price for the Convertible Redeemable CRA shares due on or after January 1, 2012 is $11.0 million.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Cash Flows

(in thousands)	2010	2009

Net cash flow from operating activities	$(66,685)	$10,457
Net cash flow from investing activities	119,327	249,989
Net cash flow from financing activities	(28,754)	(268,597)
Net change in cash	$23,888	$(8,151)

Operating Activities

Operating cash flows include the warehousing of mortgage loans that we originate and sell to Fannie Mae and Freddie Mac, each of which has an associated sale commitment that allows us to recoup the full amount expended and repay the associated warehouse financing described in Financing Activities below.  Excluding these amounts from both years, operating cash flows were $(19.8) million in 2010 as compared to $(8.0) million in 2009.  The decrease in operating cash flows was driven in large by one-time costs of $13.2 million, primarily related to professional services fees incurred in connection with the March 2010 Restructuring.  In addition, approximately $13.1 million in cash payments were made by the Company to settle certain unsecured liabilities.  These operating cash flows decreases were partially offset by more focused cash management and cost reduction initiatives.

Investing Activities

Positive investing cash flows in 2010 were largely attributable to the sale of certain Series A-1 Freddie Mac Certificates, proceeds from sale of non-core investments and to the cash proceeds received relating to the sale, as part of the March 2010 Restructuring, of our Portfolio Management business and the portion of the Commercial Real Estate group that was not affiliated with loan originations.  Positive cash flow in 2009 was largely attributable to the sale of certain Series A-1 Freddie Mac certificates, proceeds from sale of non-core investments, a higher level of net cash realized from collecting investment advances to property partnership funds and the releases of cash escrows in connection with the re-securitization transaction in December 2007.

Financing Activities

Financing cash flows in 2010 were higher than the prior year principally due to the lower amount paid in 2010 as part of the retirement of subsidiary equity (in connection with the sale of Series A-1 Freddie Mac Certificates noted above) as compared to 2009, due to the proceeds attributed to the sale of Special Series A shares to Island Capital as part of the March 2010 Restructuring and the lower level of debt repayment in 2010 as compared to 2009.  Additionally, the level of financing inflows and outflows will vary with the level of mortgage originations which also impacts operating cash flows as described above.  We finance those originations with warehouse lines that are repaid as the loans are sold.  Excluding the financing of mortgage loan originations discussed in Operating Activities above, total debt drawn in the 2010 period (inclusive of $20.0 million under CFin Holding Credit Facility) was $5.3 million, compared to a net reduction of $97.7 million in the 2009 period.

Liquidity Requirements after December 31, 2010

Equity distributions declared through February 28, 2011, which were paid through March 30, 2011, are as follows:

(In thousands)

Equity Issuer preferred shares	$2,516

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

Similar to other market participants, we are confronted by valuation related issues particularly since the second half of 2008.  These include:

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

	Years Ended December 31,
(in thousands)	2010	2009

Level 3 assets:
Series A-1 Freddie Mac Certificates	$129,406	$183,093
Series B Freddie Mac Certificates	63,215	61,003
Mortgage revenue bonds	292,659	245,671
Goodwill(1)	--	93,283
Mortgage servicing rights(2)	65,614	60,423
Other intangible assets(1)	9,494	17,338
Total Level 3 assets	$560,388	$660,811

Level 3 assets as a percentage of total fair value assets	88.0%	95.1%

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

We recorded the following impairments of Level 3 assets for the periods presented (see Notes 8, 11 and 24 to the consolidated financial statements):

	Years Ended December 31,
(in thousands)	2010	2009

Series B Freddie Mac Certificates	$78,031	$44,830

Mortgage revenue bonds	--	9,114

Goodwill(1)	93,283	45,000

Total	$171,314	$98,944

(1) Non-financial asset fair valued on a non-recurring basis.

Capital Resources

Financing Obligations

The table below reflects our financing obligations at the dates presented:

				December 31, 2010
(in thousands)	December 31, 2010		December 31, 2009	Available to Borrow		Maximum Commitment

Credit Facility:
Term loan	$127,990		$11,082	$--		$127,990
Revolving credit facility	6,000		210,000	19,000	(1)	37,000

Other Notes Payable:
Mortgage banking committed warehouse facility	26,415		550	73,585	(2)	100,000
Multifamily ASAP facility	49,276		28,132	N/A	(2)	N/A
CFin Holdings credit facility	21,693	(3)	--	--		20,000
Centerline Financial credit facility	--		--	30,000		30,000
Subtotal	231,374		249,764	122,585

Freddie Mac Secured Financing(4)	665,875		585,528	N/A		N/A
Subtotal (excluding Consolidated Partnerships)	897,249		835,292	122,585

Consolidated Partnerships	137,054		155,810	N/A		N/A

Total	$1,034,303		$991,102	$122,585

(1)   Availability reduced by an outstanding letter of credit in the amount of $12.0 million.
(2)   Borrowings under these facilities are limited to qualified mortgage loans, which serve as collateral.
(3)   Balance at December 31, 2010 includes interest that has been capitalized.
(4)   Relates to mortgage revenue bonds that we re-securitized but have not been accounted for as sold for accounting purposes (see Note 16 to the consolidated financial statements).

Credit Facility

In February 2010, we repaid in full the Term Loan that was outstanding as of December 31, 2009.

The termed-out portion of our Revolving Credit Facility ($208.0 million at December 31, 2009) was reduced by $70.5 million from the following sources:

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•	$60.0 million assumed by C-III as part of the March 2010 Restructuring;

•	$5.0 million assumed by an affiliate of The Related Companies L.P. (“TRCLP”), as part of the March 2010 Restructuring (see Note 30 to the consolidated financial statements); and

•	$5.5 million we repaid at the time of the March 2010 Restructuring.

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

•
The revolving portion of the Revolving Credit Facility was restructured into a new Revolving Credit Facility with a total capacity of $37.0 million. The Revolving Credit Facility matures in March 2015 and bears interest at 3.0% over either the prime rate or LIBOR at our election (which currently is LIBOR).  The Revolving Credit Facility is to be used for LIHTC property investments or for working capital purposes.  As of December 31, 2010, $6.0 million was drawn and $12.0 million in letters of credit were issued under the Revolving Credit Facility.  Once the letters of credit are terminated, the amount of the Revolving Credit Facility associated with these letters of credit cannot be redrawn.  As of December 31, 2010 the undrawn balance of the Revolving Credit Facility was $19.0 million.

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

The interest rate for the Term Loan and Revolving Credit Facility was 3.26% as of December 31, 2010 and 6.33% as of December 31, 2009.

Mortgage Banking Warehouse Facilities

We have four warehouse facilities that we use to fund our loan originations.  Our warehouse facilities are as follows:

•
We have a $100 million committed warehouse line that matures in September 2011 and bears interest at LIBOR plus 2.50%.  Mortgages financed by such advances (see Note 7 to the consolidated financial statements), as well as the related servicing and other rights (see Note 12 to the consolidated financial statements) have been pledged as security under the warehouse facility.  The interest rate on the warehouse facility was 2.76% as of December 31, 2010 and 2.98% as of December 31, 2009.  All loans securing this facility have firm sale commitments with GSEs.

•
We have an uncommitted facility with Fannie Mae under its Multifamily As Soon As Pooled (“ASAP”) Facility funding program.  After approval of certain loan documents, Fannie Mae will fund loans after closing and the advances are used to repay the primary warehouse line.  Subsequently, Fannie Mae funds approximately 99% of the loan and Centerline Mortgage Capital Inc. (“CMC”) fund the remaining 1%.  CMC is later reimbursed by Fannie Mae when the assets are sold.  Interest on this facility accrues at a rate of LIBOR plus 0.85% with a minimum rate of 1.20%.  The interest rate on the warehouse facility was 1.20% as of December 31, 2010 and as of December 31, 2009.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•
We have two uncommitted warehouse lines and repurchase facilities which we entered into on November 22, 2010, in order to provide us with additional resources for warehousing of mortgage loans with Freddie Mac and Fannie Mae.  These agreements are scheduled to mature in November 2011 and bear an interest of LIBOR plus 3.5% with a minimum of 4.5% for all Fannie Mae’s loans and 4% for all Freddie Mac’s loans.  At December 31, 2010, there was no outstanding balance on these two warehouse facilities.

CFin Holdings Credit Facility

On March 5, 2010, Centerline Financial Holdings LLC (“CFin Holdings”) entered into a Senior Secured Credit Agreement (the “CFin Holdings Credit Agreement”).  Under the terms of the CFin Holdings Credit Agreement, we are permitted to borrow up to $20.0 million, plus, under certain conditions, up to an additional $1.0 million in each calendar year until March 5, 2037.  Borrowings under the CFin Holdings Credit Agreement are secured by a first priority lien on substantially all of CFin Holdings’ existing and future assets.  Borrowings under the CFin Holdings Credit Agreement will bear interest at a rate of 10% per annum, which will be paid-in-kind and added to the outstanding principal amount on the last business day of March, June, September and December of each year.  As of December 31, 2010, we had borrowed the full $20.0 million under this credit facility.  CFin Holdings’ outstanding balance under the Credit Facility as of December 31, 2010 was $21.7 million which includes capitalized interest.

During the fourth quarter of 2010, we did not complete the restructuring of certain bonds by the date required in the Master Novation, Stabilization, Assignment, Allocation, Servicing and Asset Management Agreement with Natixis Capital Markets North America Inc. (“Natixis”), which resulted in a cash freeze event under the terms of the agreement.  As a result of the cash freeze event, we must obtain consent from Natixis prior to any usage of available cash at CFin Holdings.  This event is also an event of default under our CFin Holdings Credit Agreement.  Among other remedies, upon this event of default Natixis can call the loan balance under the CFin Holdings Credit Agreement due.  As of December 31, 2010, the loan balance was $21.7 million.  CFin Holdings has sufficient available cash to repay this loan in full.

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

As of December 31, 2010, no amounts were borrowed under this facility and as a result we did not make an election.  Due to a wind-down event caused by a capital deficiency under Centerline Financials LLC agreement, the Centerline Financial’s senior credit facility is in default as of December 31, 2010.  Amounts under the Centerline Financial senior credit facility are still available to be drawn and we do not believe this default has a material impact on our financial statements or operations.

Consolidated Partnerships

As of December 31, 2010, the capital structure of our Consolidated Partnerships was comprised of debt facilities that are non-recourse to us, including:

•	notes payable by the Tax Credit Fund Partnerships collateralized either by the funds’ limited partners’ equity subscriptions or by the underlying investments of the funds; and

•	mortgages and notes payable on properties.

Further information about our financing obligations is included under Commitments and Contingencies, later in this section.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Equity

We have a few classes of equity outstanding, provided in the table below, with varying claims upon our income and cash flows:

(in thousands)	2010	2009

Mezzanine equity:
Redeemable CRA Shares(1)	$12,462	$203,252
11.0% Preferred shares(2)	--	129,228

Centerline Holding Company equity
CRA Shares(2)	--	(1,235)

Non-controlling equity:
Preferred shares of subsidiary (not subject to mandatory repurchase)	104,000	104,000
Convertible SCUs	(88,300)	(89,375)
Convertible SCIs(3)	--	364
Other	4,379	5,715

(1)   Most were converted into the Special Series A Shares which were later converted to Common Shares at a 1:15 ratio.
(2)   All were converted into the Special Series A Shares which were later converted to Common Shares at a 1:15 ratio.
(3)   Redeemed in February 2010.

Equity of our shareholders increased $1.3 billion for the year ended December 31, 2010.  Under the adoption of ASU 2009-17 (see Note 2), the CMBS and High-Yield Debt Fund Partnerships recorded a $0.9 billion increase in Centerline Holding Company equity.  In connection with March 2010 Restructuring, we issued a total of 19.3 million Special Series A Shares, which increased equity by $0.3 billion.  In October 2010, all Special Series A Shares were automatically converted to Common Shares.

Further information about our equity instruments is included in Notes 20, 21 and 22 to the consolidated financial statements.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Commitments and Contingencies

Contractual Obligations

The following table provides our commitments as of December 31, 2010, to make future payments under our debt agreements and other contractual obligations:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Notes payable:
Credit Facility:
Term Loan	$127,990	$2,976	$23,810	$23,810	$77,394
Revolving credit facility	6,000	--	--	6,000	--

Mortgage banking committed warehouse facility(1)	26,415	26,415	--	--	--
Multifamily ASAP facility(1)	49,276	49,276	--	--	--
CFin Holdings credit facility(2)	21,693	--	--	--	21,693
Subtotal	231,374	78,667	23,810	29,810	99,087

Operating lease obligations	52,105	8,422	14,494	13,841	15,348
Subleases	(14,308)	(2,854)	(4,737)	(3,103)	(3,614)
Preferred shares of subsidiary (subject to mandatory repurchase)(3)	55,000	--	--	55,000	--

Subtotal	324,171	84,235	33,567	95,548	110,821

Freddie Mac secured financing(4)	665,875	33,818	--	165	631,892
Unfunded investment commitments(5)	14,111	14,111	--	--	--
Redeemable securities	12,462	--	12,462	--	--

Subtotal before Consolidated Partnerships	1,016,619	132,164	46,029	95,713	742,713

Notes payable of consolidated partnerships(6)	137,054	17,263	10,016	4,188	105,587
Consolidated Partnership unfunded investment commitments(7)	86,642	39,261	37,940	9,441	--

Subtotal of Consolidated Partnerships	223,696	56,524	47,956	13,629	105,587

Total	$1,240,315	$188,688	$93,985	$109,342	$848,300

)
Represents borrowings by our Mortgage Banking subsidiaries for which the associated mortgage loans held for sale have firm sale commitments.  The amounts borrowed are repaid upon sale of the loans or when mortgage backed securities are purchased by the investors.

(2)
The CFin Holding credit facility is due by March 5, 2037.  Due to an event of default under our CFin Holdings Senior Secured Credit Agreement, Natixis can call the loan balance under the CFin Holdings Credit Agreement due immediately, although they have not done so as of yet. If requested, CFin Holdings has sufficient available cash to repay this loan in full.

(3)	Economically defeased by investments in Series A-1 Freddie Mac certificates (see Notes 8, 19 and 22 to the consolidated financial statements).
(4)
Represents a liability established related to mortgage revenue bonds re-securitized in December 2007 which have not been accounted for as sold due to continuing involvement with the underlying assets.  Amounts are based upon the expected repayment dates of the underlying bonds.  As the associated mortgage revenue bonds are repaid and/or receive sale treatment, the associated liability will be reduced (see Notes 8 and 16 to the consolidated financial statements).

(5)	Represent our Mortgage Banking subsidiaries forward commitments under Freddie Mac and unfunded loan commitments with Fannie Mae.
(6)
Of the notes payable of consolidated partnerships, $11.2 million are collateralized by equity subscriptions of certain equity partners of the investment funds.  Under the partnership agreements, the equity partners are also obligated to pay the principal and interest on the notes.  The remaining balance is collateralized with the underlying properties of the consolidated operating partnerships or investments held by the Consolidated Fund Partnership.  All of this debt is non-recourse to us.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

(7)
To be funded from capital of Consolidated Partnerships.  Payments of investment commitments are based on property performance thresholds as defined in the partnership agreements.  The estimated scheduled payments can vary based on the actual performance of the properties.

Further information is included in Notes 8, 15, 16, 19 and 32 to the consolidated financial statements.

Off Balance Sheet Arrangements

The following table reflects our maximum exposure and the carrying amounts recorded to account payable, accrued expenses and other liabilities as of December 31, 2010 for guarantees we and our subsidiaries have entered into and other contingent liabilities:

(in thousands	Maximum Exposure	Carrying Amount

Tax Credit Fund credit intermediation(1)	$1,428,543	$23,670
Mortgage banking loss sharing agreements(2)	984,783	29,924
Credit support to developers(3)	203,819	--
Centerline Financial credit intermediation(4)	33,715	917
General Partner property indemnifications	1,940	--
Contingent liabilities at the Consolidated Partnerships	857	--

	$2,653,657	$54,511

(1)
These transactions were undertaken to expand our Affordable Housing business by offering specified rates of return to customers.  We have recorded a $89.4 million reserve for potential losses relating to these transactions but anticipate no material liquidity requirements in satisfaction of any arrangement.  The carrying values disclosed above relate to the deferred fees we earn for the transactions, which we recognize over the period until maturity of these credit intermediations.

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

(4)
These transactions were undertaken to expand our Credit Risk Products business by offering credit intermediation to third-party customers.  To date, we have had minimal exposure to losses and anticipate no material liquidity requirements in satisfaction of any arrangement.  The carrying values disclosed above relate to the deferred fees we earn for the transactions, which we recognize over the period until maturity of these swaps.

The maximum exposure amount is not indicative of our expected losses under the guarantees.  For details of these transactions, see Note 32 to the consolidated financial statements.

SECTION 4 – APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

•	estimating the extent to which other parties involved in our planned restructuring of the bonds underlying the certificates will participate and the timing of that restructuring; and

•	applying an appropriate discount rate, which we consider in comparison to taxable residual interests, along with consideration of the tax-free nature of the associated income.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Impairment of Goodwill and Intangible Assets

Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of a reporting unit.  Application of the goodwill impairment test requires judgment regarding the fair value of each reporting unit which is estimated using a discounted cash flow methodology.  This, in turn, requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, determination of the rates to discount the estimated cash flows, which is established through the assessment of a number of inputs, including the expected return on equity, and estimation of the long-term rate of growth for our business and the life over which cash flows will occur.  Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.

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

Allowances for Risk-Sharing Obligations and Credit Intermediation Agreements

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

With respect to allowance for risk-sharing obligations, the estimates involving significant judgment include:

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

Accounting for Income Taxes

GAAP establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns as well as the recoverability of amounts we record, including deferred tax assets. Furthermore, these projected future tax consequences include our assumption as to the continuing tax-free nature of a portion of our earnings. Variations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations.  In addition, determining our exposure in connection with uncertain tax positions requires evaluation by management including determination, based on the weight of the tax law and available evidence, that it is more likely than not that a tax result will be realized.

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

SECTION 5 – RELATED PARTY TRANSACTIONS

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

•
we paid $5.0 million of advisory fees over a 12 month period from the date of the agreement for certain fund management review services, a $5.0 million annual base management fee and an annual incentive fee if certain EBITDA thresholds are met (as defined in the agreement).

The agreement provides each party with various rights of termination, which in our case under certain circumstances would require the payment of a termination fee in an amount equal to three times the base and incentive fee earned during the previous year.

In connection with the March 2010 Restructuring, we entered into a subservicing agreement with C-III pursuant to which C-III agreed to service and administer mortgage loans on our behalf.  During 2010 the Company paid a total amount of $6.5 million relating to these services.

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

Pursuant to the consulting and advisory agreement, the TRCLP Consultant will perform certain consulting and advisory services in consideration for which CCG granted the TRCLP Consultant, among other things, certain rights of first refusal and first offer with respect to the transfer of real property owned by a Tax Credit Property Partnership controlled by CCG as well as the transfer of equity interests in Tax Credit Property Partnerships and agreed to pay the TRCLP Consultant certain fees and expenses.  The fee payable by CCG to the TRCLP Consultant will be payable quarterly and will be in an amount equal to the interest incurred on the TRCLP Indebtedness for such quarter.  The consulting and advisory agreement has a three year term and automatically renews for one year terms unless CCG provides timely written notice of non-renewal to the TRCLP Consultant.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

The $5.0 million of debt assumed by TRCLP was recorded as an extinguishment of debt for which we deferred a $5.0 million gain. The deferred gain will be recognized into income over the life of the consulting agreement.  As of December 31, 2010, the unrecognized balance was $5.0 million.

American Mortgage Acceptance Company

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

In the March 2010 Restructuring, we sold the loan and the collateral management contract for a total proceeds of $3.3 million.  As we (i) were only managing AMAC until approval of its plan of bankruptcy, (ii) recorded a full impairment of our investment in AMAC Common Shares, (iii) sold the loan and (iv) recorded no future equity income, we have included AMAC within discontinued operations.  During 2010, we recorded a $1.0 million loss on the sale of the loan and collateral management contracts.

On April 26, 2010, AMAC filed, as part of its plan for liquidation, a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (Case No. 10-12196).  On October 15, 2010 the court approval of AMAC plan of bankruptcy became effective.

SECTION 6 – FORWARD LOOKING STATEMENTS

Certain statements made in this report may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are not historical facts, but rather our beliefs and expectations that are based on our current estimates, projections and assumptions about our Company and industry.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.  Some of these risks include, among other things:

•	business limitations caused by adverse changes in real estate and credit markets and general economic and business conditions;

•	risks related to the form and structure of our financing arrangements;

•	our ability to generate new income sources, raise capital for investment funds and maintain business relationships with providers and users of capital;

•	changes in applicable laws and regulations;

•	our tax treatment, the tax treatment of our subsidiaries and the tax treatment of our investments;

•	competition with other companies;

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•	risk of loss associated with mortgage originations;

•	risks associated with providing credit intermediation; and

•	risks associated with enforcement by our creditors of any rights or remedies which they may possess.

We caution against placing undue reliance on these forward-looking statements, which reflect our view only as of the date of this annual report on Form 10-K.  We are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statements contained herein to reflect any change in our expectations with regard there to or change in events, conditions, or circumstances on which any such statement is based.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

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

Interest Rate Risk

The nature of our investments and the instruments used to raise capital for their acquisition expose us to income and expense volatility due to fluctuations in market interest rates.  Market interest rates are highly sensitive to many factors, including governmental policies, domestic and international economic and political considerations and other factors, all of which are beyond our control.  A rising interest rate environment could reduce the demand for multifamily tax-exempt and taxable financing, which could limit our ability to originate loans to invest in mortgage revenue bonds or to structure transactions.  Conversely, falling interest rates may prompt historical renters to become homebuyers, in turn potentially reducing the demand for multifamily housing.

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

As of December 31, 2010, of the total amount of our liabilities labeled on our Consolidated Balance Sheets as “Notes Payable”, $209.7 million is variable rate debt not economically hedged via interest rate swap agreements.  We also have escrow balances of $188.8 million maintained by our Mortgage Banking group and we are entitled to the interest earned on those balances.  A 1.0% increase in interest rates would result in a net decrease of our pre-tax income by $0.2 million.

We may manage this risk through the use of interest rate swaps as described in Note 29 to the consolidated financial statements.  In addition, we manage our exposure by striving for diversification in our businesses, including analysis of our susceptibility to interest rate changes and by managing our leverage.

As of December 31, 2010 we had freestanding derivatives with a total notional amount of approximately $159.6 million with rates based on SIFMA.  The total value of our derivative liability at year end was $18.8 million.  An instantaneous parallel shift in the yield curve going up 100 basis points in SIFMA rates would result in a decrease in total liability value, excluding credit valuation adjustment, by approximately $15.3 million.  An instantaneous parallel shift in the yield curve going down 100 basis points in SIFMA rates would result in an increase in total liability value, excluding credit valuation adjustment, by approximately $16.9 million.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based upon our assessment we believe that, as of December 31, 2010, our internal control over financial reporting is effective in accordance with those criteria.

/s/ Robert L. Levy
Robert L. Levy
President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Executive Officer)
March 30, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of
Centerline Holding Company
New York, New York

We have audited the accompanying consolidated balance sheets of Centerline Holding Company and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Centerline Holding Company and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2010, the Company adopted ASU 2009-17 “Consolidations”.

As discussed in Note 3 to the consolidated financial statements, on March 5, 2010, the Company applied certain provisions of ASC 205-20 “Presentation of Financial Statements – Discontinued Operations” and retrospectively adjusted all periods presented to reflect the impact of the application.

/s/DELOITTE & TOUCHE LLP
New York, New York
March 30, 2011

CENTERLINE HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2010	2009

ASSETS

Cash and cash equivalents	$119,598	$88,853
Restricted cash	13,231	11,476
Investments:
Available-for-sale (Note 8)	485,280	489,767
Equity method (Note 9)	5,635	530
Mortgage loans held for sale and other assets (Note 10)	77,287	39,037
Investments in and loans to affiliates, net (Note 30)	510	1,982
Goodwill and intangible assets, net (Note 11)	9,494	110,621
Mortgage servicing rights, net (Note 12)	65,614	60,423
Deferred costs and other assets, net (Note 13)	76,686	100,460
Consolidated partnerships (Note 14):
Investments:
Available-for-sale	--	5,109
Equity method	3,302,667	3,571,323
Land, buildings and improvements, net	567,073	571,520
Other assets	282,665	298,528
Assets of discontinued operations (Note 3)	18	653,897

Total assets	$5,005,758	$6,003,526

Liabilities:
Notes payable (Note 15)	$231,374	$249,764
Financing arrangements and secured financing (Note 16)	665,875	585,528
Accounts payable, accrued expenses and other liabilities (Note 17)	237,804	343,696
Preferred shares of subsidiary (subject to mandatory repurchase) (Note 18)	55,000	128,500
Consolidated partnerships (Note 19):
Notes payable	137,054	155,810
Due to property partnerships	86,642	209,868
Other liabilities	273,409	226,391
Liabilities of discontinued operations (Note 3)	--	1,588,054

Total liabilities	1,687,158	3,487,611

Redeemable securities (Note 20)	12,462	332,480

Commitments and contingencies (Note 32)

Equity:
Centerline Holding Company beneficial owners’ equity (deficit) (Note 21):
Convertible CRA preferred shares; no par value; 519 shares issued and outstanding in 2009	--	(1,235)
Special preferred voting shares; no par value; 12,731 shares issued and outstanding in 2010 and 2009	127	127
Common shares; no par value; 800,000 shares authorized; 355,362 issued and 348,302 outstanding in 2010 and 57,881 issued and 53,820 outstanding in 2009	148,110	(104,054)
Treasury shares of beneficial interest – common, at cost; 7,060 shares in 2010 and 4,061 shares in 2009	(65,764)	(65,351)
Accumulated other comprehensive income (loss)	78,831	(1,007,837)

Centerline Holding Company total	161,304	(1,178,350)

Non-controlling interests (Note 22)	3,144,834	3,361,785

Total equity	3,306,138	2,183,435

Total liabilities and equity	$5,005,758	$6,003,526

See accompanying notes to consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)

	Years Ended December 31,
	2010	2009

Revenues:
Interest income	$44,096	$50,486
Fee income	33,154	30,146
Other	29,734	20,245
Consolidated partnerships (Note 25):
Interest income	1,222	3,372
Rental income	106,350	74,697
Other	4,601	833
Total revenues	219,157	179,779

Expenses:
General and administrative (Note 23)	127,472	83,636
(Recovery) provision of losses	(77,908)	197,730
Interest	56,235	50,197
Interest – distributions to preferred shareholders of subsidiary	8,825	14,088
Depreciation and amortization	23,271	34,508
Write-off of goodwill and intangible assets (Note 11)	93,283	45,000
Loss on impairment of assets (Note 24)	75,887	96,206
Consolidated partnerships (Note 25):
Interest	17,884	9,213
Loss on impairment of assets	23,350	30,151
Other expenses	225,247	139,582
Total expenses	573,546	700,311

Loss before other income	(354,389)	(520,532)

Other (loss) income:
Equity and other income (loss), net	220	(9,396)
Gain on settlement of liabilities (Note 17)	25,253	--
Gain from repayment or sale of investments	4,070	2,672
Other losses from consolidated partnerships (Note 25)	(368,481)	(593,347)

Loss from continuing operations before income tax provision	(693,327)	(1,120,603)
Income tax (provision) benefit – continuing operations	(610)	4,123

Net loss from continuing operations	(693,937)	(1,116,480)

Discontinued operations (Note 3):
Income (loss) from discontinued operations before income taxes	141,309	(2,067,357)
Gain on sale of discontinued operations, net	20,500	--
Income tax provision – discontinued operations	(531)	(816)

Net income (loss) from discontinued operations	161,278	(2,068,173)

Net loss	(532,659)	(3,184,653)

Net loss attributable to non-controlling interests (Note 22)	507,834	2,729,272

Net loss attributable to Centerline Holding Company shareholders	$(24,825)	$(455,381)

Net income (loss) per share (Note 28):
Basic
Income (loss) from continuing operations	$0.72	$(4.25)
Income (loss) from discontinued operations	$0.24	$(4.68)
Diluted
Income (loss) from continuing operations	$0.72	$(4.25)
Income (loss) from discontinued operations	$0.24	$(4.68)

Weighted average shares outstanding (Note 28):
Basic	297,088	53,963
Diluted	297,802	53,963

See accompanying notes to consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Convertible CRA Shares	Special Preferred Voting Shares	Special Series A Shares		Common Shares		Treasury Shares	Accumulated Other Comprehensive Income/(loss)	Non-Controlling Interests	Total	Comprehensive Income/(loss)	Redeemable Securities
			Shares		Shares

January 1, 2010	$(1,235)	$127	--	$--	53,820	$(104,054)	$(65,351)	$(1,007,837)	$3,361,785	$2,183,435	$--	$332,480
Net income (loss)	--	--	--	--	--	(24,825)	--	--	(507,834)	(532,659)	(532,659)	--
Allocation of earnings	32	--	--	59,101	--	(59,133)	--	--	--	--	--	--
Unrealized gains (losses)	--	--	--	--	--	--	--	108,457	16,597	125,054	125,054	--
Share-based compensation	--	--	--	--	7,343	2,237	--	--	--	2,237	--	--
Conversions or redemptions	--	--	(19,325)	(105,581)	290,138	105,999	--	--	(385)	33	--	--
Fair value accretion	--	--	--	--	--	(1,466)	--	--	--	(1,466)	--	1,466
Contributions	--	--	--	--	--	--	--	--	158,080	158,080	--	--
Issuance of and conversion to Special Series A shares	1,203	--	19,325	46,480	--	286,231	--	--	--	333,914	--	(321,484)
Adoption of ASU 2009-17	--	--	--	--	--	(55,123)	--	994,594	(321,024)	618,447	--	--
Treasury shares	--	--	--	--	(2,999)	--	(413)	--	--	(413)	--	--
Net increase due to deconsolidation/sale	--	--	--	--	--	(1,756)	--	(16,383)	446,873	428,734	--	--
Net increase due to newly consolidated general partnerships	--	--	--	--	--	--	--	--	14,862	14,862	--	--
Distributions to non-controlling interests	--	--	--	--	--	--	--	--	(24,120)	(24,120)	--	--
December 31, 2010	$--	$127	--	$--	348,302	$148,110	$(65,764)	$78,831	$3,144,834	$3,306,138	$(407,605)	$12,462
	Convertible CRA Shares	Special Preferred Voting Shares	Special Series A Shares		Common Shares		Treasury Shares	Accumulated Other Comprehensive Income (loss)	Non-Controlling Interests	Total	Comprehensive Income/(loss)	Redeemable Securities
			Shares		Shares

January 1, 2009	$3,144	$131	--	$--	52,970	$338,619	$(65,283)	$(1,144,122)	$4,055,547	$3,188,036	$--	$326,379
Net loss	--	--	--	--	--	(455,381)	--	--	(2,729,272)	(3,184,653)	(3,184,653)	--
Allocation of earnings	(4,379)	--	--	--	--	4,379	--	--	--	--	--	--
Unrealized gains	--	--	--	--	--	--	--	136,285	1,580,512	1,716,797	1,716,797	--
Share-based compensation	--	--	--	--	1,206	5,995	--	--	--	5,995	--	--
Conversions or redemptions	--	(4)	--	--	13	1,572	--	--	(1,468)	100	--	(145)
Fair value accretion	--	--	--	--	--	(6,246)	--	--	--	(6,246)	--	6,246
Contributions	--	--	--	--	--	--	--	--	513,887	513,887	--	--
Treasury shares	--	--	--	--	(369)	--	(68)	--	--	(68)	--	--
Purchase of non-controlling interest	--	--	--	--	--	7,008	--	--	(7,758)	(750)	--	--
Distributions to non-controlling interests	--	--	--	--	--	--	--	--	(49,663)	(49,663)	--	--
December 31, 2009	$(1,235)	$127	--	$--	53,820	$(104,054)	$(65,351)	$(1,007,837)	$3,361,785	$2,183,435	$(1,467,856)	$332,480

See accompanying notes to consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(532,659)	$(3,184,653)
Adjustments to reconcile net loss to cash flows from operating activities:
Non-cash loss from consolidated partnerships	463,893	2,671,654
Gain from repayment or sale of investments	(4,070)	(2,672)
Gain on sale of discontinued operations	(20,500)	--
Gain on settlement of liabilities	(25,253)	--
Lease termination costs	(48,044)	29,435
Reserves for bad debts, net of reversals	10,934	14,839
Affordable Housing loss reserve	(50,600)	140,000
Mortgage Banking allowance for risk-sharing obligations	10,002	11,103
Loss on impairment of assets	75,887	96,206
Depreciation and amortization	23,271	34,477
Equity in losses of unconsolidated entities	(220)	9,396
Share-based compensation expense	2,237	5,995
Non-cash expenses relating to issuance of Special Series A Shares	2,842	--
Non-cash interest expense, net	14,861	5,474
Other non-cash expense, net	4,461	(4,980)
Write-off goodwill and intangible assets	93,283	45,000
Impact of interest rate derivatives	735	(19,263)
Capitalization of mortgage servicing rights	(15,797)	(10,181)
Changes in operating assets and liabilities:
Mortgage loans held for sale	(46,911)	18,458
Assumption fee	25,748	--
Deferred revenues	(20,893)	(23,624)
Receivables	(24,425)	(10,163)
Other assets	4,040	1,924
Accounts payable, accrued expenses and other liabilities	(10,777)	(10,488)
Changes in operating assets and liabilities of discontinued operations	1,270	192,520

Net cash flow from operating activities	(66,685)	10,457

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale and repayment of available-for-sale securities	75,463	151,357
Sale and repayments of mortgage loans held for investment	5,992	1,894
Proceeds from sale of discontinued operations	37,795	--
Advances to partnerships	(6,418)	(3,550)
Collection of advances to partnerships	790	23,979
Sale and repayment of other investments	--	7,157
Acquisition, net of cash acquired	--	1,158
Deferred investment acquisition cost	(102)	(221)
Decrease in restricted cash, escrows and other cash collateral	7,023	40,620
Acquisition of furniture, fixtures and leasehold improvements	(713)	(1,156)
Equity investments and other investing activities	(503)	28,751

Net cash flow from investing activities	119,327	249,989

CENTERLINE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2010	2009

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of financing arrangements	--	(11,321)
Distributions to equity holders	(6,225)	(6,867)
Repayments of term loan	(23,818)	(68,422)
Proceeds from CFin Holdings Credit Facility	20,000	--
Increase in mortgage loan warehouse facility and ASAP facility	47,009	(18,416)
Decrease in other notes payable	(1,500)	(18,000)
Repurchase of preferred shares of subsidiary and non-controlling interest	(73,500)	(145,103)
Proceeds from Special Series A Preferred Shares, net of offering costs	9,558	--
Deferred financing and equity offering costs	(278)	(468)

Net cash flow from financing activities	(28,754)	(268,597)

Net increase in cash and cash equivalents	23,888	(8,151)
Cash and cash equivalents at the beginning of the period	95,728	103,879

Cash and cash equivalents at the end of the period	119,616	95,728
Less cash and cash equivalents of discontinued operations	18	6,875
Cash and cash equivalents of continuing operations at end of period	$119,598	$88,853

Supplemental Information:
Interest paid	110,793	34,183
Taxes paid	1,781	2,808

Non-cash investing and financing activities:
Net change in re-securitized mortgage revenue bonds:
Secured financing liability	$62,926	$236,539
Mortgage revenue bonds	$(76,740)	$(238,045)
Increase in Series B Freddie Mac Certificates	$(912)	$--
Decrease in Series A-1 Freddie Mac Certificates	$14,726	$1,506
Re-purchase of Series A-1 Freddie Mac Certificates	$(18,593)	$--
Conversion of redeemable securities to Special Series A Shares (see Notes 20 and 21)	$321,484	$--
Treasury stock purchase via employee withholding	$413	$68
Share grants issued	$--	$1,299
Debt assumed by third parties (see Note 15)	$65,000	$--
Issuance of Special Series A Shares	$2,842	$--

See accompanying notes to consolidated financial statements.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

NOTE 1 – Description of Business

Centerline Holding Company, through its subsidiaries, provides real estate financial and asset management services, with a focus on affordable and conventional multifamily housing.  We offer a range of debt and equity financing and investment products to developers, owners, and investors.  As of December 31, 2010, the Company had $9.3 billion of assets under management.  A substantial portion of our business is conducted through our subsidiaries, generally under the designation Centerline Capital Group (“CCG”).  The term “we” (as well as “us”, “our” or “the Company”) as used throughout this document may refer to a subsidiary or the business as a whole, while the term “parent trust” refers only to Centerline Holding Company as a stand-alone entity.

On March 5, 2010, we completed a comprehensive restructuring of the Company (the “March 2010 Restructuring”), whereby we:

•	sold our Portfolio Management business and the portion of the Commercial Real Estate Group that was not affiliated with loan originations (see Note 3);

•	amended and restructured our senior credit facility (see Note 15);

•	restructured various components of our equity and issued a new series of shares (see Note 21);

•	restructured our credit intermediation agreements (see Note 32); and

•	settled the majority of our unsecured liabilities (see Note 17).

We now manage our operations through four reportable segments, including two operating segments and two segments not involved in direct operations.  Our two operating segments are:

Affordable Housing, which offers low-income housing tax credit (“LIHTC”) transaction underwriting, acquisitions, fund management, and asset management, affordable debt underwriting, pricing, origination, servicing, and credit intermediation as well as managing our retained interests in the December 2007 re-securitization of a mortgage revenue bond portfolio with Federal Home Loan Mortgage Corporation (“Freddie Mac”);

Mortgage Banking, which provides a broad spectrum of financing products for multifamily housing, manufactured housing, senior housing and student housing, including loan underwriting, pricing, origination and servicing.

Our Corporate segment comprises Finance and Accounting, Treasury, Legal, Corporate Communications, Operations and Risk Management departments, supports our two operating segments and also generates revenue, primarily from the results of the Treasury operation.

Consolidated Partnerships comprise certain funds we control, regardless of whether we may have only a minority economic interest in such entities.  Consolidated Partnerships include the LIHTC investment fund partnerships we originate and manage through the Affordable Housing segment and certain other property partnerships, all of which we are required to consolidate.

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

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

C.  Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and related disclosure in the accompanying notes.  Significant estimates that require difficult and subjective judgments inherent in the preparation of the accompanying consolidated financial statements include:

•	the determination of fair value for investments, goodwill and intangible assets, mortgage servicing rights, and any impairment thereon;

•	accounting for income taxes, including the potential outcome of uncertain tax positions;

•	accrual for loss contingencies; and

•	determination of consolidated entities.

Estimates are based on past experience and other considerations deemed reasonable under the circumstances.  On an ongoing basis, we evaluate our estimates. Actual results could differ from those estimates.

D.  Reclassifications

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation with no impact on previously reported net income.  This includes reclassification relating to the accounting for discontinued operations as discussed in Note 3 and prior year segment results to reflect the re-organization of our operating segments as described in Note 1.

E.  Cash and Cash Equivalents, Restricted Cash

Cash and cash equivalents include cash in banks and investments in short-term instruments with an original maturity date of three months or less.  Restricted cash includes collateral for borrowings within our securitization programs and in accordance with Federal National Mortgage Association (“Fannie Mae”) and Freddie Mac requirements.

F.  Investments – Available-for-Sale

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

Series A-1 Freddie Mac Certificates:  The Series A-1 Freddie Mac Certificates are fixed rate, tax-exempt credit enhanced certificates that have terms consistent with preferred shares of our Centerline Equity Issuer Trust I (“Equity Issuer”) subsidiary (see Notes 16 and 18).  We generally determine fair value based on observable market transactions of similar instruments.  Because these certificates typically have a limited or inactive market, and in the absence of observable market transactions, we estimate fair value for each certificate utilizing the present value of the expected cash flows discounted at a rate for comparable tax-exempt investments and then comparing it against any similar market transactions.

Series B Freddie Mac Certificates:  We determine fair value of the Series B Freddie Mac Certificates, which represent the residual interests of the re-securitized portfolio, based upon a discounted cash flow model that follows the contractual provisions of the certificates.  The significant assumptions of the valuation include:

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

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

Corporate Bonds – Prior to investing in partnership interests, the Tax Credit Partnerships may invest their cash balances in corporate bonds.  We generally determine the fair value of these investments based on observable market transactions of identical or similar investments or based on indicative bids by institutions that trade such securities.

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

For more information regarding available-for-sale investments see Notes 8 and 16.

G.  Investments – Equity Method

For investments in entities we do not control, but for which we have the ability to exercise significant influence over operating and financial policies, we use the equity method.  Equity method investments consist of partnership interests related to the real estate equity investment funds we sponsor.  Typically, we hold these investments for a short period until we establish a new fund.

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

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

H.  Investments – Other Accounting Methodologies

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

Mortgage Loans Held for Investment –Mortgage loans held for investment are carried at expected net realizable value.  We periodically evaluate our portfolio of mortgage loans for impairment.  When a loan is deemed impaired, we record a specific valuation allowance to write it down to its fair value.  We measure the fair value of an impaired loan based on:

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

For more information regarding other investments see Note 10.

I.  Goodwill and Intangible Assets, net

Goodwill and Intangible Assets – Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including the amount assigned to intangible assets.  The primary driver that generates goodwill is the value of synergies, generally revenue synergies.

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

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

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

J.  Mortgage Servicing Rights, net

We recognize as assets the rights to service mortgage loans for others, whether the MSRs are acquired through a separate purchase or through loans originated and sold.  We record purchased MSRs at cost, which approximates fair value.  For originated loans, we allocate total proceeds from the sale of the loan (including the fair value of the MSR retained) and recognize a gain.  Management values the MSRs based on various inputs, including information from third-party valuation specialists.  The inputs include contractual servicing fees, our projected cost to service as well as estimates of default rates, prepayment speeds and an appropriate discount rate.  While there is an active market for similar assets and certain of the inputs such as fee rates and discount rates are observable, most of the other inputs are based on historical company data.  In subsequent periods, we carry the assets at the amortized initial basis.  We amortize all MSRs in proportion to, and over the period of, estimated net servicing income.  Significant judgment is required in accounting for these assets, including:

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

When the carrying value of MSRs exceeds fair value, we recognize impairment charges through earnings; fair value in excess of the amount capitalized is not recognized.

For more information regarding MSRs, see Note 12.

K.  Deferred Costs and Other Assets, net

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

L.  Impairment of Long-lived Assets

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

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

M.  Shares of Subsidiaries

The effects of any changes in our ownership interests resulting from the issuance of equity capital by consolidated subsidiaries or equity investees to unaffiliated parties are accounted for as capital transactions.

Equity Issuer has issued multiple series of Cumulative Preferred Shares, some of which are subject to mandatory repurchase, and others which are not. We classify the Cumulative Preferred Shares subject to mandatory purchase as liabilities on our Consolidated Balance Sheets and include the dividends paid for those share as interest expense in our Consolidated Statements of Operations.  For those shares not subject to mandatory repurchase, we classify them as non-controlling interests within equity in our Consolidated Balance Sheets and the associated dividends are included in “Net loss attributed to non-controlling interests” in the Consolidated Statements of Operations.

For more information see Notes 18 and 22.

N.  Securitization Activities

We and our Consolidated Partnerships have engaged in securitization activities related to financial assets including mortgage revenue bonds.  The exposure to credit losses from securitized assets is limited to our retained interest, including any credit intermediation we may provide through our Affordable Housing group.  Retained interests, which currently include certain Freddie Mac Certificates held by our Affordable Housing group, are accounted for in accordance with the nature and terms of the retained interests (see also F. Investments – Available-for-Sale above).

For more information see Notes 8, 16 and 32.

O.  Resale and Repurchase Agreements

We account for transactions involving sales of securities and mortgage loans under agreements to repurchase (“repurchase agreements” or “repos”) as collateralized financing arrangements / agreements.

P.  Allowance for Risk-Sharing Obligations

We account for exposure to loss under our servicing contracts with Fannie Mae and Freddie Mac as guarantees through a provision for risk-sharing obligations.  The exposure to loss results from guarantees made to Fannie Mae and Freddie Mac under the Designated Underwriting and Servicing (“DUS”) and Delegated Underwriting Initiative (“DUI”) programs to share the risk of loan losses (See Note 32 for more details).  The provision recorded is considered the fair value of the guarantees.  Our determination of the adequacy of the allowance for risk-sharing obligations on loans serviced is based on an evaluation of the risk characteristics and exposure to loss associated with those loans.  Our assessment is based on a number of factors including, but not limited to, general economic conditions, inability of the borrower to meet debt service requirements, a substantial decline in the value of the collateral or the risk of refinancing the loan at maturity.  For performing loans, we maintain a general reserve, which is based on the stratification of the loan servicing portfolio by debt service coverage ratio (“DSCR”) and net operating income (“NOI”) of the underlying properties.  The probability of default and loss is higher for loans with lower DSCRs and poor NOI and therefore a higher reserve is maintained for such loans.  For defaulted loans, we maintain a loan specific reserve based on an estimate of our share of the loss.

Q.  Credit Intermediation Transactions

For guarantees and other credit intermediation transactions, we record liabilities (included in deferred revenues) equal to the fair values of the obligations undertaken.  For transactions for which we receive fees, we consider the fees received to be fair value.  For completion and other guarantees issued to lenders for the underlying financing of properties, as required by an investment fund, we generally recognize no liability upon inception of the guarantee as the exposure is considered minimal and no fee is received.  We monitor our exposure under these agreements and, should we determine a loss is probable, accrue a liability for the estimated loss.  For more information, see Note 32.

R.  Financial Risk Management and Derivatives

Our primary objective for holding derivative instruments is to manage interest rate risks.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

Our derivative instruments may comprise cash flow hedges of debt and free-standing derivatives.  While we carry derivative instruments in both categories at their estimated fair values on our Consolidated Balance Sheets, the change in those fair values are recorded differently.  We have established a policy for risk management and our objectives and strategies for the use of derivative instruments to potentially mitigate such risks. To the extent that the cash flow hedges are effectively hedging the associated debt, we record changes in their fair values as a component of other comprehensive income.  If deemed ineffective, and the ineffectiveness exceeds the limits allowed by Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, we would record the entire fair value (and subsequent changes) in our Consolidated Statements of Operations.  With respect to the free-standing derivatives, we include all changes in fair value within interest expense in our Consolidated Statements of Operations.  For cash flow hedges terminated or for which the hedge designation is removed, or for which it is probable that a forecasted transaction will not occur, we reclassify the related amounts in accumulated comprehensive loss into the Consolidated Statements of Operations over time in the same period or periods during which the hedged forecasted transaction affects earnings.  For cash flow hedges, we record the impact of terminations and misforecasted transactions as a component of “Equity and other (loss) income” in the Consolidated Statements of Operations.

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

S.  Treasury Stock

We account for treasury stock purchases using the cost method.

T.  Revenues

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

We place investments on a non-accrual status when any portion of the principal or interest is 90 days past due or earlier when concern exists as to the ultimate collectability of principal or interest.  Investments return to accrual status when principal and interest become current.  There were 25 investments on non-accrual status at December 31, 2010, and 30 at December 31 2009, with a fair value of $122.0 million and $114.4 million, respectively.  Amounts collected while on non-accrual status are applied as a reduction of the related principal balance.

Fee Income

Fees related to our Affordable Housing Tax Credit Fund sponsorship activities, associated with sponsoring tax credit investment funds and for assisting the funds in acquiring assets include:

i.)
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

ii.)
Property acquisition fees are for services we perform for the tax credit investment funds to acquire interests in property partnerships.  We recognize these fees when the investor equity is invested and as the properties’ limited partnership interests are acquired by the investment fund.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

iii.)
Partnership management fees are for maintaining the books and records of tax credit investment funds, including requisite investor reporting.  We recognize these fees over the five-year contractual service period following the initial closing of the fund.

iv.)	Construction service fees from borrowers for servicing mortgage revenue bonds during the construction period are deferred and amortized into other income over the estimated construction period.

v.)	Administration fees charged to the property partnerships or to other entities we manage are recorded as the payments are received due to the uncertainty of collectability.

vi.)
Asset management fees from tax credit investment funds are recorded based on a percentage of each investment fund’s invested assets earned for monitoring the acquired property interests and to ensure that their development, leasing and operations comply with LIHTC or other tax credit requirements and are recognized when collectability is reasonably assured.

vii.)
Bond acquisition fees are paid by borrowers when we acquire mortgage revenue bonds.  These fees are recognized as yield adjustments in mortgage revenue bond interest income if we retain the bond or recognized immediately if we were to sell the bond.

Mortgage origination fees, earned by our Mortgage Banking and Affordable Housing groups, are recognized when we settle the sale of a loan to the purchaser.

Servicing fees related to mortgages are recognized on an accrual basis as the services are performed over the servicing period by our Mortgage Banking and Affordable Housing groups.  These fees are generally based on a percentage of the balance of loans serviced, and we record them as earned on an accrual basis provided that collection is reasonably assured.

Credit intermediation fees, earned by our Affordable Housing group, are for transactions to provide specified rates of return for a tax credit fund.  These fees are received in advance, are deferred and amortized over the applicable risk-weighted periods on a straight-line basis.  For those pertaining to the construction and lease-up phase of a pool of properties, the periods are generally one to five years.  For those pertaining to the operational phase of a pool of properties, the period is approximately 20 years.  Fees for other credit intermediation transactions are received monthly and recognized as income when earned.

Other Revenues

We recognize gains upon the sale of mortgage loans if the sale price exceeds the carrying value and in connection with recording MSRs (see J. Mortgage Servicing Rights, Net above).

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

U.  Share-Based Compensation

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

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

For more information see Note 26.

V.  Income Taxes

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

We provide for exposure in connection with uncertain tax positions which requires significant judgment by management including determination, based on the weight of the tax law and available evidence, that it is more-likely-than-not that a tax result will be realized.

For more information see Note 27.

W.  Earnings per Share

We utilize the two-class method of calculating earnings per share (“EPS”), as redeemable shares (see Note 20) and unvested share grants (see Note 26) contractually entitle their holders to participate in dividends and earnings of the Company (rendering them “Participating Securities”). Accordingly, we allocate available earnings between the common and Participating Security shareholders.  For purposes of the calculation, available earnings represent net income or loss attributable to Centerline shareholders after deduction of:

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

For more information see Note 28.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

X.  Recently Issued and Adopted Accounting Standards

During 2010 we adopted the following new accounting pronouncements:

•
In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers.  It also requires the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis.  The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.  The Company’s disclosures regarding fair value measurements are presented in Note 5 – Fair Value Disclosures.  These new disclosure requirements first applied to the Company in our financial statements for the period ended March 31, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for the financial statements for the period ending March 31, 2011.  The gross presentation of Level 3 activity disclosure requirements will impact our disclosure.  All other disclosure requirements have no material impact on the Company’s disclosures.

•
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

•
In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The update requires companies to provide more disclosures about the credit quality of their financing receivables, which include loans, lease receivables, and other long-term receivables, and the credit allowances held against them. ASU 2010-20 is effective for interim and annual reporting periods ending on and after December 15, 2010. The adoption of ASU 2010-20 had no material impact on our consolidated financial statements.

•
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

ASU 2009-16 and 2009-17 became effective for us as of January 1, 2010.  The adoption of ASU 2009-16 and 2009-17 resulted in the commercial mortgage-backed securities (“CMBS”) and High-Yield Debt Fund Partnerships and one of our subsidiaries consolidating substantially all of the CMBS and similar trusts that we and our funds invested in as we were named special servicer of the trusts. We consolidated the CMBS and similar trusts and recognized their assets and liabilities at their unpaid principal balance.  Upon adoption of ASU 2009-17, the CMBS and High-Yield Debt Fund Partnerships recorded a $107.2 billion increase in total assets, a $106.8 billion increase in total liabilities, a $0.9 billion increase in Centerline Holding Company equity and a $0.5 billion decrease in non-controlling interests.  These adjustments were principally the result of recapturing losses taken in prior years that can now be allocated to non-controlling interests pursuant to the adoption of ASU 2009-17.  As a result of the March 2010 Restructuring we deconsolidated the funds as well as the newly consolidated trusts, negating the impact of adoption upon our consolidated financial statements.

Following the adoption of the new accounting standards, we continue to consolidate all Tax Credit Fund Partnerships and Property Partnerships that were previously included in our consolidated financial statements.  In addition, six Tax Credit Fund Partnerships and 56 Property Partnerships not previously consolidated have now been consolidated upon adoption of these pronouncements.

We consolidated public Tax Credit Fund Partnerships and recognized their assets and liabilities at fair value.  Upon adoption of the new accounting standards, we recorded a $304.1 million increase in total assets, a $110.0 million increase in total liabilities (all within Consolidated Partnerships in our consolidated balance sheet) and a $194.1 million increase in non-controlling interests.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

As we have no equity interest in the funds of the newly consolidated Tax Credit Fund Partnerships and Property Partnerships, the implementation of ASU 2009-17 had no impact on our consolidated statements of operations.

NOTE 3 – Discontinued Operations

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

As part of the March 2010 Restructuring, we received total proceeds of $110.0 million of which $10.0 million was attributed to the sale of 4.1 million shares of Special Series A shares to affiliates of Island Capital (see Note 21).  The total proceeds attributable to the sale of assets were $100.0 million.  At the closing date, a subsidiary of Island Capital assumed $60.0 million of our senior secured debt obligations that were due under our revolving credit and term loan agreement.  Cash proceeds attributable to the assets and interests disposed of amounted to $37.8 million after taking into consideration $2.2 million of working capital at the sold entities, but before amounts paid by the purchaser relating to certain assumed liabilities.  Cash proceeds were used to fund $10.0 million placed in escrow, settle liabilities with unsecured creditors and pay closing costs.

As a result of the March 2010 Restructuring, the Company exited in its entirety the Commercial Real Estate Fund Management and Portfolio Management operating segments, and has no continuing involvement in those operations subsequent to the transaction.  Accordingly, for all periods presented, the operating results, assets and liabilities, and certain operating cash flows of the Commercial Real Estate Fund Management and Portfolio Management segments are presented separately in discontinued operations in our consolidated financial statements.  The notes to the consolidated financial statements, unless otherwise noted, have been adjusted to exclude discontinued operations.

On July 29, 2010, the $10.0 million placed in escrow was released.  $0.5 million was used to pay certain expenses.  The remaining $9.5 million was used to pay down principal on the Term Loan (see Note 15).

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

Assets and liabilities of discontinued operations were as follows:

(in thousands)	December 31, 2010	December 31, 2009

ASSETS:

Cash and cash equivalents	$18	$6,875
Investments	--	9,455
Investments in and loans to affiliates, net	--	7,818
Goodwill and intangible assets, net	--	13,361
Deferred costs and other assets, net	--	8,794
Consolidated partnerships:
Investments	--	464,442
Land, buildings and improvements, net	--	79,679
Other assets	--	63,473

Total assets	$18	$653,897

LIABILITIES:

Liabilities:
Notes payable	$--	$3,226
Accounts payable, accrued expenses and other liabilities	--	3,152
Consolidated partnerships	--	1,581,676

Total liabilities	--	1,588,054

Net assets (liabilities)	$18	$(934,157)

Accumulated other comprehensive loss, net of tax, associated with discontinued operations was $0 at December 31, 2010 and $995 million at December 31, 2009.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

Operating results from discontinued operations were as follows:

	Year Ended December 31,
(in thousands)	2010	2009

Operating revenues	$1,096,271	$267,030
Operating expenses	(1,046,726)	(2,334,387)

Operating income (loss) from discontinued operations before income tax provision	49,545 (1)	(2,067,357)

Gain from liquidation of fund partnership	91,764 (2)	--

	141,309	(2,067,357)

Gain on sale of discontinued operations	20,500	--

Income tax provision	(531)	(816)

Net income (loss) from discontinued operations	161,278	(2,068,173)

Net (income) loss attributed to non-controlling interests – discontinued operations	(89,918)	1,815,843

Net income (loss) attributed to Centerline Holding Company shareholders – discontinued operations	$71,360	$(252,330)

(1)   Comprised of an approximately $64.0 million reversal of loan loss reserves, established pursuant to our ASU 2009-17 adoption, offset by losses from operating activity.
(2)   Principally comprised of non-cash reversals of impairments recorded on liquidated CMBS investments.

The 2010 results include the impact of the implementation of ASU 2009-17 (see Note 2).

NOTE 4 – Market Conditions and Liquidity

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

As part of our March 2010 Restructuring, we restructured our Term and Revolving Credit Facility (see Note 15).  Our new Term Loan matures in March 2017 and our new Revolving Credit Facility matures in March 2015.  There are no scheduled repayments of principal on the Term Loan until December 2011.  Beginning at that time, we must repay $3.0 million in principal per quarter until maturity, at which time the remaining principal is due.  In addition, through this restructuring, we increased the capacity of our Revolving Credit Facility.  Our Revolving Credit Facility has a total capacity of $37.0 million of which $12.0 million is used for letters of credit.  Once the letters of credit are terminated, the amount of the Revolving Credit Facility associated with these letters of credit cannot be re-drawn.  At December 31, 2010, of the remaining $25.0 million in capacity, $6.0 million was drawn leaving a total available capacity of $19.0 million.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

Also as part of the March 2010 Restructuring, we restructured all of our credit intermediation agreements (see Note 32) and settled most of our unsecured liabilities (see Note 17) which has significantly reduced our funding requirements.

During the fourth quarter of 2010, we did not complete the restructuring of certain bonds by the date required in the Master Novation, Stabilization, Assignment, Allocation, Servicing and Asset Management Agreement with Natixis Capital Markets North America Inc. (“Natixis”), which resulted in a cash freeze event under the terms of the agreement.  As a result of the cash freeze event, we must obtain consent from Natixis prior to any usage of available cash at CFin Holdings.  This event is also an event of default under our CFin Holdings Credit Agreement.  Among other remedies, upon this event of default Natixis can call the loan balance under the CFin Holdings Credit Agreement due. As of December 31, 2010, the loan balance was $21.7 million.  CFin Holdings has sufficient available cash to repay this loan in full.

We use asset-backed warehouse facilities to fund mortgage originations in our Mortgage Banking and Affordable Housing groups.

During the year ended December 31, 2010, management actively pursued strategies to maintain and improve our cash flow from operations, including:

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

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

The following tables present the information about our assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2010 and 2009, and indicate the fair value hierarchy of the valuation techniques we utilize to determine fair value:

(in thousands)	Level 1	Level 2	Level 3	Balance as of December 31, 2010

Measured on a recurring basis:

Assets
Available-for-sale investments:
Freddie Mac Certificates:
Series A-1	$--	$--	$129,406	$129,406
Series B	--	--	63,215	63,215
Mortgage revenue bonds	--	--	292,659	292,659
Total available-for-sale investments	$--	$--	$485,280	$485,280

Interest rate swaps	$--	$742	$--	$742

Liabilities
Interest rate swaps	$--	$18,831	$--	$18,831

Measured on a non-recurring basis:

Assets
Mortgage loans held-for-sale	$--	$75,365	$--	$75,365
Mortgage servicing rights	--	--	65,614	65,614
Other intangible assets(1)	--	--	9,494	9,494
	$--	$75,365	$75,108	$150,473

(1) Non-financial assets.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

(in thousands)	Level 1	Level 2	Level 3	Balance as of December 31, 2009

Measured on a recurring basis:

Assets
Available-for-sale investments:
Freddie Mac Certificates:
Series A-1	$--	$--	$183,093	$183,093
Series B	--	--	61,003	61,003
Mortgage revenue bonds	--	--	245,671	245,671
Total available-for-sale investments	$--	$--	$489,767	$489,767

Interest rate swaps	$--	$612	$--	$612

Liabilities
Interest rate swaps	$--	$17,964	$--	$17,964

Measured on a non-recurring basis:

Assets
Mortgage loans held-for-sale	$--	$28,454	$--	$28,454
Mortgage loans held for investment – impaired	--	90	--	90
Mortgage servicing rights	--	--	60,423	60,423
Goodwill(1)	--	--	93,283	93,283
Other intangible assets(1)	--	--	17,338	17,338

	$--	$28,544	$171,044	$199,588

(1) Non-financial assets.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

The following table presents additional information about assets measured at fair value on a recurring basis and for which we utilized Level 3 inputs to determine fair value:

	Year Ended December 31, 2010

(in thousands)	Series A-1 Freddie Mac Certificates	Series B Freddie Mac Certificates		Mortgage revenue bonds		Total

Balance at January 1, 2010	$183,093	$61,003		$245,671		$489,767
Total realized and unrealized gains or (losses):
Realized gain (losses) recorded in Consolidated Statement of Operations	--	(77,865	)(2)	1,741	(3)	(76,124)
Unrealized gain (loss) recorded in other comprehensive income (loss)(3)	(1,474)	93,839		1,209		93,574
Amortization or accretion	--	(13,285)		220		(13,065)
Purchases, issuances, settlements and other adjustments(4)	(52,213)	(477)		43,818		(8,872)
Balance at December 31, 2010	$129,406	$63,215		$292,659		$485,280

Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2010	$--	$(77,865	)(2)	$--		$(77,865)

	Year Ended December 31, 2009

(in thousands)	Series A-1 Freddie Mac Certificates	Series B Freddie Mac Certificates		Mortgage Revenue Bonds		Total

Balance at January 1, 2009	$335,047	$123,122		$69,217		$527,386
Total realized and unrealized gains or (losses):
Realized gain (losses) recorded in Consolidated Statement of Operations	--	(44,830	)(1)	(7,955	)(2)	(52,785)
Unrealized gain (loss) recorded in other comprehensive income (loss)(3)	(5,448)	(8,910)		8,880		(5,478)
Amortization or accretion	--	(9,069)		989		(8,080)
Purchases, issuances, settlements and other adjustments(4)	(146,506)	690		174,540		28,724
Balance at December 31, 2009	$183,093	$61,003		$245,671		$489,767

Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2009(1)	$--	$(44,830)		$(198)		$(45,028)

(1)	Recorded in “Loss on impairment of assets” in the Consolidated Statement of Operations (see also Note 24).
(2)	Includes amounts recorded in “Gain (loss) from repayment or sale of investments, net” and in “Loss on impairment of assets” (Note 24) in the Consolidated Statement of Operations.
(3)	Net of amounts reclassified to net loss.
(4)	Principally related to sale and re-recognition transactions described in Note 8.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

C.	Financial Assets and Liabilities of Consolidated Partnerships

The following tables present the information about assets and liabilities of Consolidated Partnerships measured at fair value on a recurring basis as of December 31, 2010 and 2009:

(in thousands)	Level 1	Level 2	Balance as of December 31, 2010

Measured on a recurring basis:

Assets
Available-for-sale investments:
Corporate bonds	$--	$--	$--
Total available-for-sale investments	$--	$--	$--

(in thousands)	Level 1	Level 2	Balance as of December 31, 2009

Measured on a recurring basis:

Assets
Available-for-sale investments:
Corporate bonds	$--	$5,109	$5,109
Total available-for-sale investments	$--	$5,109	$5,109

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

Preferred shares of subsidiary (subject to mandatory repurchase)
Fair value is determined as described for Series A-1 Freddie Mac certificates in Note 2 with the exception of the Series A-1 Certificates which were acquired by Guaranteed Holding LLC as the preferred shares are economically defeased by those investments.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

The following table presents information about our financial assets and liabilities that are not carried at fair value:

	December 31, 2010		December 31, 2009
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Mortgage loans held for investment	$1,405	$1,405	$7,540	$7,540
Other investments	502	191	1,060	2,328
Financing arrangements and secured financing	665,875	595,163	585,528	484,299
Preferred shares of subsidiary (subject to mandatory repurchase)	55,000	62,744	128,500	139,850

Consolidated Partnerships:
Fixed-rate notes payable	137,054	88,126	155,810	98,259

NOTE 6 – Variable Interest Entities

Consistent with the provisions of ASU 2009-17, Consolidations, we consolidate all the fund partnerships that we sponsor and manage as we control the operation of these partnerships.  The funds invest equity capital raised from investor partners.  Our involvement with the funds includes one or more of the following:

•	providing asset management and fund management services;

•	acting as general partner;

•	underwriting and acquiring assets on behalf of the funds;

•	on occasion, warehousing investments on our balance sheet and selling them to the fund; and

•	disposing of fund assets.

The funds’ assets and liabilities are detailed and described in Notes 14 and 19, respectively.

With the exception of certain funds where we have an obligation to cover operating expense shortfalls, we are not obligated to provide financial support to the entities.  We may elect to provide financial support to protect certain debt positions we hold associated with the funds’ assets and/or to protect our clients’ investments.  During the twelve months ended December 31, 2010, we provided financial support to certain of the entities included in our designation of Consolidated Partnerships through loans to Tax Credit Fund Partnerships (see Note 32).

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

NOTE 7 – Assets Pledged as Collateral

In connection with our Term Loan and Revolving Credit Facility (see Note 15), the stock of substantially all of our subsidiaries is pledged as collateral.  In addition, substantially all of our other assets are pledged as collateral to our Term Loan and Revolving Credit Facility subject to the liens detailed below.  The following table details assets we have specifically pledged as collateral for various debt facilities or other contractual arrangements (that provide first liens ahead of the Term Loan and Revolving Credit Facility):

Collateral	Balance Sheet Classification	Carrying Amount of Collateral at December 31, 2010 (in thousands)	Associated Debt Facility/Liability

Cash at Centerline Mortgage Capital Inc.	Restricted cash	$10,906	Mortgage loan loss sharing agreements (Note 32)

Cash at Centerline Financial LLC	Cash and cash equivalents	$67,577	Affordable Housing yield transactions (Note 32) and Centerline Financial LLC undrawn credit facility (Note 15)(1)

Cash at Centerline Financial Holdings (“CFin Holdings”)	Cash and cash equivalents	$27,555	CFin Holdings credit facilities (Note 15)(2)

Cash at Centerline Guaranteed Holdings	Cash and cash equivalents	$55	Affordable Housing yield transactions (Note 32)

Series A-1 Freddie Mac Certificates	Investments – available-for-sale – Freddie Mac certificates (Note 8)	$111,017	Preferred shares of subsidiary(3) (Notes 18 and 22)

Series A-1 Freddie Mac Certificates of Centerline Guaranteed Holdings	Investments – available-for-sale – Freddie Mac certificates (Note 8)	$18,389	Affordable Housing yield transactions (Note 32)

Mortgage loans	Other investments – mortgage loans held for sale (Note 10)	$75,365	Mortgage Banking committed warehouse facility/Multifamily ASAP facility (Note 15)

Cash collateral posted with counterparties	Deferred costs and other assets (Note 13)	$46,327	Affordable Housing yield transactions (Note 32)

(1)	These assets are subject to a priority lien related to the Affordable Housing yield transaction and a subordinated lien related to the Centerline Financial LLC undrawn credit facility.
(2)
Borrowings under the CFin Holdings’ Credit Facilities are secured by a first priority lien on substantially all of CFin Holdings’ assets including its investment in subsidiaries, fee receivable, deferred costs and derivative instruments.

(3)	While not collateral, these assets economically defease the preferred shares of subsidiary.

In addition, we are required as part of our mortgage loan loss sharing agreements with Freddie Mac to provide security for payment of the reimbursement obligation.  The collateral can include a combination of the net worth of one of our Mortgage Banking subsidiaries, a letter of credit and/or cash.  To meet this collateral requirement, we have provided to Freddie Mac letters of credit totaling $12.0 million issued by Bank of America as a part of our Revolving Credit Facility (see Note 32).

In accordance with the requirements of its operating agreement, Centerline Financial LLC (“CFin” or “Centerline Financial”) has a cash balance of $67.6 million as of December 31, 2010 in order to maintain its minimum capital requirements.  This balance is not considered by us as restricted cash.  In addition, in accordance with the requirements of Centerline Financial’s operating agreement, one of our subsidiaries pledged two taxable bonds with an aggregate notional amount of $3.3 million and the associated cash received on these bonds to Centerline Financial in order to maintain its minimum capital requirements.  As these assets are pledged between two of our subsidiaries they were excluded from the table above.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

NOTE 8 – Available-for-Sale Investments

Available-for-sale investments consisted of:

	December 31,
(in thousands)	2010	2009

Freddie Mac Certificates:
Series A-1	$129,406	$183,093
Series B	63,215	61,003
Mortgage revenue bonds	292,659	245,671

Total	$485,280	$489,767

A.  Freddie Mac Certificates

We retained Series A-1 and Series B Freddie Mac Certificates in connection with the December 2007 re-securitization of the mortgage revenue bond portfolio with Freddie Mac.  The Series A-1 Freddie Mac Certificates are fixed rate securities, whereas the Series B Freddie Mac Certificates are residual interests of the re-securitization trust.

Series A-1

Information with respect to the Series A-1 Freddie Mac Certificates is as follows:

	December 31,
(in thousands)	2010	2009

Amortized cost basis	$177,592	$232,500
Gross unrealized gains	17,865	18,866
Fair value	195,457	251,366
Less: eliminations(1)	(66,051)	(68,273)

Consolidated fair value	$129,406	$183,093

(1)   A portion of the Series A-1 Certificates relate to re-securitized mortgage revenue bonds that are not reflected as sold for GAAP purposes.  Accordingly, that portion is eliminated in consolidation.  The change from December 31, 2009 resulted from the re-recognition of twenty mortgage revenue bonds, sale or sale treatment of six mortgage revenue bonds, and fluctuations due to changes in the fair value of the asset.

During the years ended December 31, 2010 and 2009, we received $15.7 million and $21.5 million, respectively, in interest from the Series A-1 Freddie Mac Certificates.  The decrease in interest is due to the sale of $145.0 million of Series A-1 Freddie Mac Certificates in July 2009, the proceeds of which were used to retire a portion of the preferred shares of our subsidiary, Equity Issuer Trust.

Per the terms of the December 2007 re-securitization, we sold on December 15, 2010 $73.5 million of two Series A-1 Freddie Mac Certificates, the proceeds of which were used to redeem an additional portion of the preferred shares of our subsidiary, Equity Issuer Trust.  One of the Series A-1 Certificates with a par value of $18.5 million that was sold was acquired by our subsidiary, Guaranteed Holding LLC.

The preferred shares of Equity Issuer, including those not subject to mandatory repurchase (see Notes 18 and 22 for a further description of these shares) entitle their holders to a claim on the cash flows of the Series A-1 Freddie Mac Certificates, and for economic purposes are defeased.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

Series B

Information with respect to the Series B Freddie Mac Certificates is as follows:

	December 31,
(in thousands)	2010	2009

Amortized cost basis(1)	$42,021	$137,974
Gross unrealized losses(1)	(6,067)	(64,142)
Subtotal/fair value	35,954	73,832
Eliminations(2)	27,261	(12,829)

Consolidated fair value	$63,215	$61,003

(1)   The unrealized losses presented above do not include cumulative impairments of $130.8 million at December 31, 2010 and $52.8 million at December 31, 2009, which reflect losses due to credit deterioration of the underlying assets.  Amortized cost is shown net of these amounts (see Note 24).

(2)   A portion of the Series B Certificates relates to re-securitized mortgage revenue bonds that were not reflected as sold.  Accordingly, that portion is eliminated in consolidation.  The change from December 31, 2009 resulted from fluctuations due to changes in the fair value of the asset and the sale or sale treatment of twelve mortgage revenue bonds.

Key fair value assumptions used in measuring the Series B Freddie Mac Certificates are provided in the table below:

	December 31,
	2010		2009

Weighted average discount rate	26.0%		27.5%
Constant prepayment rate	90.0%		90.0%
Weighted average life	9.1	years	10.1	years
Constant default rate	2.0%		2.0%
Default severity rate	21.0%		21.0%

The weighted average life of assets in the pool that can be prepaid was 8.8 years as of December 31, 2010 and 10.4 years as of December 31, 2009.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

The fair value and the sensitivity of the fair value to immediate adverse changes in those assumptions are as follows:

(in thousands)	December 31, 2010

Fair value of Freddie Mac B Certificates at December 31	$63,215

Constant prepayment rate:
Fair value after impact of 5% increase	62,980
Fair value after impact of 10% increase	62,206

Discount rate:
Fair value after impact of 10% increase	48,291
Fair value after impact of 20% increase	39,080

Constant default rate:
Fair value after impact of 1% increase	57,149
Fair value after impact of 2% increase	51,364

Default severity rate:
Fair value after impact of 5% increase	61,846
Fair value after impact of 10% increase	60,476

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

During the years ended December 31, 2010 and 2009, we received $28.2 million and $24.7 million, respectively, in interest from the Series B Freddie Mac Certificates.

Delinquent collateral loans underlying the certificates had an unpaid principal balance of $190.0 million and $150.8 million at December 31, 2010 and 2009, respectively; projected remaining losses are estimated at 4.23% of the underlying securitization.  At December 31, 2010, there were no actual losses in the underlying securitization.  Due to projections of declining cash flows (including the projected impact of a restructuring of the underlying mortgage revenue bonds as discussed in Note 33), we recorded OTTI of $78.0 million on these investments in 2010 and $44.8 million in 2009, as discussed in Note 25.

During 2010, three of the underlying properties pertaining to five bonds that were in foreclosure were sold to third parties at a loss.  One of the bonds was included in the stabilization escrow pool.  In order to fully pay down the bonds, outstanding principal, plus accrued interest, to the Class A Certificate Holders of the December 2007 re-securitization as required per the securitization agreements, a release of $4.4 million was made from the stabilization escrow.  The loss of $7.8 million for the other two mortgage revenue bonds was absorbed by the principal of the Series B Freddie Mac Certificates.

Although the Series B Freddie Mac Certificates have all been in an unrealized loss position for twelve months or more, as we intend to hold the investments to maturity and it is not likely that we will be required to sell them, we have concluded that the unrealized losses relating to market factors (after taking into account recognized impairments) as of December 31, 2010, are temporary.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

B.  Mortgage Revenue Bonds

The following tables summarize our mortgage revenue bond portfolio:

	December 31,
(in thousands)	2010	2009

Securitized:
Included in December 2007 re-securitization transaction and accounted for as financed	$289,614	$242,484
Not securitized	3,045	3,187

Total at fair value	$292,659	$245,671

During 2010, our mortgage revenue bond portfolio increased from 42 bonds as of December 31, 2009 to 48 bonds as of December 31, 2010.  The increase is attributable to the re-recognition of 25 mortgage revenue bonds in the 2007 re-securitization that had either defaulted, or been placed in special servicing, or for which we made commitments to fund operating deficits to the underlying property partnerships.  As our role as servicer of the mortgage revenue bonds allows us to repurchase those bonds (although we do not intend to) we re-recognized the 25 bonds as assets at their aggregate fair value of $150.2 million and recognized a corresponding Freddie Mac secured financing liability (see Note 16).  This was offset by seven bonds with an aggregate fair value of $42.8 million which were transferred out of special servicing and de-recognized during 2010, five bonds that were settled, and seven that were eliminated in consolidation, as we began consolidating the underlying properties during 2010 upon obtaining control of partnership.

		Face Amount of Bond(1)		Fair Value at December 31, 2010
(dollars in thousands)	Number of Bonds	Amount	% of Total	Amount	% of Total	Current Stated Interest Rate

By Property Status:
Stabilized	20	$151,203	36.4%	$104,255	35.6%	6.9%
Lease-up	26	250,527	60.1	181,193	61.9	6.2
Construction	1	11,490	2.8	6,599	2.3	6.5
Rehab	1	2,721	0.7	612	0.2	6.0
2010 Total	48	$415,941	100.0%	$292,659	100.0%	6.5%

By State:(2)
Texas	20	$207,825	50.0%	$156,992	53.7%	6.5%
Georgia	3	23,300	5.6	18,538	6.3	6.7
All Others	25	184,816	44.4	117,129	40.0	6.4
2010 Total	48	$415,941	100.0%	$292,659	100.0%	6.5%

By Maturity Date:
2009 – 2010	2	$23,500	5.6%	$15,714	5.4%	4.5%
2011 – 2015	2	1,075	0.3	177	0.1	8.1
2016 – 2020	4	4,492	1.1	2,781	1.0	8.5
2021 – 2025	4	14,800	3.6	10,557	3.6	7.6
2026 – 2030	--	--	0.0	--	0.0	0.0
2031 – 2035	4	27,245	6.6	24,430	8.3	6.7
2036 – 2040	2	28,975	7.0	18,563	6.3	6.8
2041 – 2045	25	271,045	65.0	186,518	63.7	6.6
2046 and After	5	44,809	10.8	33,919	11.6	5.7
2010 Total	48	$415,941	100.0%	$292,659	100.0%	6.5%

(1)	Original principal amount at issuance.
(2)	Certain properties collateralize multiple mortgage revenue bonds; only one bond is included to avoid duplication.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

The amortized cost basis of our portfolio of mortgage revenue bonds and the related unrealized gains and losses were as follows:

	December 31,
(in thousands)	2010	2009

Amortized cost basis(1)	$293,203	$247,424
Gross unrealized gains	16,650	13,688
Gross unrealized losses(1)	(17,194)	(15,441)

Fair value	$292,659	$245,671

(1)   The unrealized losses presented above do not include cumulative impairments of $2.4 million at December 31, 2009 due to credit losses related to the underlying assets.  There is no cumulative impairment at December 31, 2010.  Amortized cost is shown net of these amounts.

For mortgage revenue bonds in an unrealized loss position as of the dates presented, the fair value and gross unrealized losses, aggregated by length of time that individual bonds have been in a continuous unrealized loss position, is summarized in the table below:

(dollars in thousands)	Less than 12 Months	12 Months or More	Total

December 31, 2010

Number	17	4	21
Fair value	$73,396	$25,292	$98,688
Gross unrealized loss	$9,230	$7,964	$17,194

December 31, 2009

Number	10	--	10
Fair value	$47,632	$--	$47,632
Gross unrealized loss	$15,441	$--	$15,441

We have evaluated the nature of the unrealized losses above and have concluded that they are temporary and should not be realized at this time.

NOTE 9 – Equity Method Investments

The table below presents the components of equity method investments as of:

	December 31,
(in thousands)	2010	2009

Equity interests in tax credit partnerships	$5,635	$530

We acquire interests in entities that own tax credit properties.  We hold these investments on a short-term basis for inclusion in future Affordable Housing group investment fund offerings.  We expect to recapture our costs in such investments from the proceeds when the investment fund has closed.  During February 2011, we recaptured our cost in these investments upon the closing of an investment fund.

During the year ended December 31, 2009, we recorded charges of $8.9 million to write down the value of our equity interest in three tax credit partnerships, which we sold in October 2009 at a price that was below our basis.  We recognized the other-than-temporary declines in value as equity losses (see also Note 21).

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

NOTE 10 – Mortgage Loans Held for Sale and Other Assets

The table below presents the components of other investments:

	December 31,
(in thousands)	2010	2009

Mortgage loans held for sale(1)	$75,365	$28,454
Mortgage loans held for investment(2)	1,405	7,540
Stabilization escrow	15	1,983
Other investments	502	1,060

Total	$77,287	$39,037

(1) Net of deferred origination fees. (2) Net of valuation allowance of $3.0 million in 2010 and $3.6 million in 2009.

A.	Mortgage Loans Held for Sale

Mortgage loans held for sale include originated loans either pre-sold to Government Sponsored Enterprises (“GSEs”), such as Fannie Mae and Freddie Mac or to the Government National Mortgage Association (“Ginnie Mae”) under contractual sale obligations that normally settle within 30 days of origination, or pre-sold to buyers of GSE guarantee securities backed by mortgage loans.  Mortgage loans held for sale can differ widely from period to period depending on the timing and size of originated mortgages and variances in holding periods prior to sale.  Loans closed and funded during 2010 were $916.9 million.  Loans sold and settled during 2010 were $869.9 million.

B.	Mortgage Loans Held for Investments

Mortgage loans held for investments are primarily made up of promissory notes that we hold net of any reserve for uncollectibility.

C.	Stabilization Escrow

	December 31,
(in thousands)	2010	2009

Cash balance	$41,242	$50,104
Reserve for non-recovery	(41,227)	(48,121)

Total	$15	$1,983

During the year ended December 31, 2010, we received $4.5 million in cash as a result of escrow releases (due to construction completion and/or stabilization of the underlying properties) and interest income on the balance as compared to $34.6 million for the year ended December 31, 2009.

In connection with management’s strategy to manage the risks arising from the operations of certain property partnerships (see Affordable Housing Transactions in Note 32), we expect that the remaining cash balance will be used to restructure the debt of those property partnerships.  Accordingly, we recorded a reserve to reflect the impairment of the non-recoverable cash balance.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

NOTE 11 – Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net consisted of the following:

	December 31,
(in thousands)	2010	2009

Goodwill	$--	$93,283
Intangible assets, net	9,494	17,338

Total	$9,494	$110,621

A.  Goodwill

The table provided below summarizes information regarding goodwill, which we include in our Corporate group as of December 31:

(in thousands)	2010	2009

Balance as of January 1
Goodwill	$231,031	$231,077
Accumulated impairment losses	(137,748)	(92,748)
Net balance as of January 1	93,283	138,329

Impairment losses	(93,283)	(45,000)
Other reductions	--	(46)

Balance as of December 31
Goodwill	$231,031	$231,031
Accumulated impairment losses	(231,031)	(137,748)
Net balance as of December 31	$--	$93,283

Other reductions to goodwill pertain primarily to the redemption of Special Common Units (see Note 22).  The deferred tax impact of such redemption effectively reduces the purchase price for the subsidiary they were issued to finance.

Although partially contingent upon subsidiary equity conversions, all of our goodwill is tax-deductible.

See Section C below for discussion of impairment losses.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

B.  Intangible Assets

The components of other intangible assets, net are as follows as of December 31:

(dollars in thousands)	Estimated Useful Life (in Years)	Gross Carrying Amount		Accumulated Amortization (1)		Net
		2010	2009	2010	2009	2010	2009

Amortized intangible assets:
Transactional relationships(1)	5.0	$73,400	$103,000	$73,217	$102,190	$183	$810
Partnership service contracts	9.0	26,521	26,521	26,521	20,183	--	6,338
General partner interests	9.0	5,100	5,100	4,035	3,468	1,065	1,632
Mortgage banking broker relationships	4.0	1,632	1,632	1,632	1,320	--	312
Weighted average life/subtotal	6.2	106,653	136,253	105,405	127,161	1,248	9,092

Unamortized intangible assets:
Mortgage banking licenses and approvals with no expiration		8,246	8,246	--	--	8,246	8,246

Total		$114,899	$144,499	$105,405	$127,161	$9,494	$17,338
(1) $29.6 million in transactional relationships, which were fully amortized, are excluded from the gross carrying amount and accumulated depreciation in 2010.

Expenses recorded in connection with the intangible assets are as follows:

	Years Ended December 31,
(in thousands)	2010	2009

Amortization expense	$7,844	$13,857
Impairment	$--	$5,449

The estimated amortization expense for other intangible assets for the next five years is as follows:

(in thousands)

2011	$710
2012	$534
2013	$4

C.  Impairment

As more fully described in Note 2 to the consolidated financial statements, we test goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.

In the fourth quarter of 2010, as a result of our annual goodwill impairment assessment, we determined that the remainder of the goodwill associated with our affordable housing business was impaired.  This resulted in a $93.3 million impairment charge attributed to our acquisition of CAHA.  The impairment is principally due to our lack of origination of LIHTC equity during 2010, which caused us to make downward revisions to our forecasted cash flows and expected returns from the operation of the affordable housing business.  Both these factors resulted in a decline in enterprise value and an impairment of goodwill.

In the fourth quarter of 2009, recorded a $45.0 million impairment attributed to our acquisition of CAHA.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

NOTE 12 – Mortgage Servicing Rights, Net

The components of the change in MSRs and related reserves were as follows:

(in thousands)

Balance at January 1, 2009	$62,925
MSRs capitalized	8,668
Amortization	(11,170)
Balance at December 31, 2009	60,423
MSRs capitalized	15,797
Amortization	(10,606)
Balance at December 31, 2010	$65,614

The estimated amortization expense for the MSRs for the next five years is as follows:

(in thousands)

2011	$9,193
2012	$7,711
2013	$7,074
2014	$6,082
2015	$5,331

While the balances above reflect our policy to record MSRs initially at fair value and amortize those amounts, presented below is information regarding the fair value of the MSRs.  The fair value and significant assumptions used in estimating it were as follows:

	December 31,
	2010	2009

Fair value of MSRs	$72,566	$77,109
Weighted average discount rate	17.64%	17.84%
Weighted average pre-pay speed	9.24%	9.28%
Weighted average lockout period (years)	4.1	4.2
Weighted average default rate	0.62%	0.90%
Cost to service loans	$2,219	$2,183
Acquisition cost (per loan)	$1,477	$1,474

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

The table below illustrates hypothetical fair values of MSRs, caused by assumed immediate changes to key assumptions which are used to determine fair value.

(in thousands)	December 31, 2010

Prepayment speed:
Fair value after impact of 10% adverse change	$71,900
Fair value after impact of 20% adverse change	71,248

Discount rate:
Fair value after impact of 10% adverse change	68,994
Fair value after impact of 20% adverse change	65,785

Default rate:
Fair value after impact of 10% adverse change	72,439
Fair value after impact of 20% adverse change	72,339

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

Servicing fees we earned as well as those received with respect to the December 2007 re-securitization transaction (all of which are included in “Fee Income” in our Consolidated Statements of Operations) were as follows for the years ended December 31:

(in thousands)	Total Servicing Fees	Servicing Fees from Securitized Assets (included in Total Servicing Fees)

2010	$20,740	$2,099
2009	$21,541	$974

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

NOTE 13 – Deferred Costs and Other Assets, Net

The components of deferred costs and other assets, net are presented in the table below:

(in thousands)	December 31, 2010	December 31, 2009

Deferred financing and other costs(1)	$12,317	$25,684
Less: Accumulated amortization	(3,984)	(14,382)

Net deferred costs	8,333	11,302

Collateral posted with counterparties	46,327	69,200
Interest and fees receivable, net	4,749	3,565
Other receivables	9,165	8,501
Furniture, fixtures and leasehold improvements, net	1,643	2,730
Other	6,469	5,162

Total	$76,686	$100,460

(1)   $11.0 million in deferred financing cost, relating to the Term Loan and Revolving Credit Facility and the restructured credit intermediation agreements, which were fully amortized, are excluded from the December 31, 2010 gross carrying amount and accumulated amortization.

A.  Deferred Financing and Other Costs

During 2009, we revised the estimated useful lives of deferred financing costs for Equity Issuer preferred shares as we now plan to redeem them upon their mandatory tender dates rather than the mandatory repurchase date.  This shorter period resulted in an acceleration of amortization expense and an additional expense of $6.0 million.

B.  Collateral Posted with Counterparties

Collateral posted with counterparties consists of deposits related to credit intermediation agreements to provide specified investment yields to investors (see Note 32).

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

NOTE 14 – Assets of Consolidated Partnerships

Financial information for certain of the Tax Credit Fund Partnerships and Property Partnerships is as of September 30, 2010, the most recent date for which information is available.  Similarly, the financial information presented for December 31, 2009 for those partnerships is as of September 30, 2009.

Assets of consolidated partnerships consisted of the following:

	December 31,
(in thousands)	2010	2009

Available-for-sale
Corporate bonds	$--	$5,109

Equity method
Equity interests in tax credit properties	3,302,667	3,571,323

Total investments held by consolidated partnerships	3,302,667	3,576,432

Land, buildings and improvements, net	567,073	571,520
Other assets	282,665	298,528
Total other assets of consolidated partnerships	849,738	870,048

Total assets	$4,152,405	$4,446,480

Assets of Consolidated Partnerships as of December 31, 2010 reflect the addition of six Tax Credit Fund Partnerships and 56 Property Partnerships consolidated upon the adoption of ASU 2009-17 effective January 1, 2010 (see Note 2 – Recently Issued Accounting Pronouncements).

During 2010, we gained control over the general partnership of nine Property Partnerships and have consolidated them resulting in an increase in assets of $79.3 million, an increase in liabilities of $45.7 million and an increase in non-controlling equity of $33.6 million.

A.	Corporate Bonds

The Tax Credit Fund Partnerships invest in and hold high-grade corporate bonds and notes in order to utilize cash balances prior to required dates of contribution to property partnership investments.  The investments are sold depending on the timing of those cash needs and the level of these investments will vary accordingly.  During the fourth quarter of 2010, the last remaining corporate bond was sold.

The amortized cost basis of these investments and the related unrealized gains and losses were as follows:

(in thousands)	December 31, 2010	December 31, 2009

Amortized cost basis	$--	$4,903
Gross unrealized gains	--	206
Gross unrealized losses	--	--

Fair value	$--	$5,109

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

The reduction for the current period is primarily due to the equity losses recognized in the current period of $362.1 million, included in other losses from consolidated partnerships as well as the sale of Tax Credit Property Partnerships of $22.4 million, an increase in eliminations of $21.0 million due to the additional nine property partnerships we consolidated in the current year, distributions of $9.1 million, amortization of $4.9 million related to certain tax credits, and a reduction in the purchase price of certain Tax Credit Property Partnerships of $8.7 million which is offset by a reduction in the due to property partnerships.  These decreases are partially offset by an increase of $131.6 million due to the consolidation of additional funds as a result of the implementation of ASU 2009-17, as well as an investment in new Tax Credit Property Partnerships of $28.0 million.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

C.	Land, Buildings and Improvements, Net

Land, buildings and improvements are attributable to the property partnerships we consolidate as a result of gaining significant control over their general partner as well as the additional properties consolidated as a result of the implementation of ASU 2009-17.  Land, Buildings and Improvements to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring and developing the properties.  The cost of property and equipment is depreciated over their estimated useful lives using primarily straight-line methods.  Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized.  At the time property and equipment are retired and otherwise disposed of, the cost net of accumulated depreciation and related liabilities are eliminated and the profit or loss on such disposition is reflected in earnings.

The decrease for the current period is primarily due to properties which were sold or foreclosed upon of $74.4 million, recognition of impairments of $23.4 million, current period depreciation of $31.2 million and a reduction in the carrying basis of land, buildings and improvements relating to equity investment and receivable impairments of $52.0 million between the property partnerships and the Tax Credit Fund Partnerships as a result of an increase in impairments recognized on equity investments and receivables due from property partnerships.  This was partially offset by an increase of $125.3 million attributed to properties consolidated as a result of the implementation of ASU 2009-17 as well as an increase of $49.4 million due to additional properties consolidated during 2010 and fixed asset additions of $1.8 million for certain properties.

D.	Other Assets

Assets other than those discussed above include cash, fees and interest receivable, prepaid expenses and operating receivables of the funds.

NOTE 15 – Notes Payable

Notes payable included the following:

(in thousands)	Interest Rate at December 31, 2010	December 31,
		2010	2009

Term loan	3.26%	$127,990	$11,082
Revolving credit facility	3.26	6,000	210,000
Mortgage banking warehouse facilities	2.76	26,415	550
Multifamily ASAP facility	1.20	49,276	28,132
CFin Holdings credit facility	10.00	21,693	--

Total		$231,374	$249,764

A.	Term Loan and Revolving Credit Facility

In February 2010, we repaid in full the Term Loan that was outstanding as of December 31, 2009.

In March 2010, the termed-out portion of our Revolving Credit Facility ($208.0 million at December 31, 2009) was reduced by $70.5 million from the following sources:

•	$60.0 million assumed by C-III as part of the March 2010 Restructuring and considered as proceeds in calculating gain on sale;

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

•	$5.0 million assumed by an affiliate of The Related Companies L.P. (“TRCLP”), as part of the March 2010 Restructuring (see Note 30); and

•	$5.5 million we repaid at the time of the March 2010 Restructuring.

As part of the March 2010 Restructuring, the remaining termed-out portion and the revolving portion of the Revolving Credit Facility were restructured into a new Term Loan and Revolving Credit Facility which includes the following changes from the previous facility:

•
The remaining balance of the termed-out portion of the Revolving Credit Facility ($137.5 million) was restructured as a Term Loan maturing in March 2017 with an interest rate of 3.0% over either the prime rate or LIBOR (at our election which currently is LIBOR).  Scheduled repayments of principal on the Term Loan begin in December 2011.  At that time, we must repay $3.0 million in principal per quarter until maturity, at which time the remaining principal is due.  On July 29, 2010, $10.0 million that was held in an escrow account funded with transaction proceeds at the time of the March 2010 Restructuring was released.  Of such amount, $0.5 million was used to pay certain expenses.  The remaining $9.5 million was used to pay down principal on the Term Loan, reducing its outstanding balance to $128.0 million as of December 31, 2010.

•
The revolving portion of the Revolving Credit Facility was restructured into a new Revolving Credit Facility with a total capacity of $37.0 million.  The Revolving Credit Facility matures in March 2015 and bears interest at 3.0% over either the prime rate or LIBOR at our election (which currently is LIBOR).  The Revolving Credit Facility is to be used for LIHTC property investments or for working capital purposes.  As of December 31, 2010, $6.0 million was drawn and $12.0 million in letters of credit were issued under the Revolving Credit Facility.  Once terminated, the amount of the Revolving Credit Facility associated with these letters of credit cannot be redrawn.  At December 31, 2010, the undrawn balance of the Revolving Credit Facility was $19.0 million.

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

•
The new Term Loan and Revolving Credit Facility agreement contains restrictions on distributions to our shareholders.  Under the agreement, we are generally not permitted to make any distributions except for certain cases such as to the holders of the Equity Issuer preferred shares.

The interest rate for the Term Loan and Revolving Credit Facility was 3.26% as of December 31, 2010 and 6.33% as of December 31, 2009.

B.	Mortgage Banking Warehouse Facilities

We have four warehouse facilities that we use to fund our loan originations.  Our warehouse facilities are as follows:

•
We have a $100 million committed warehouse facility that matures in September 2011 and bears interest at LIBOR plus 2.50%, which we utilize as our primarily warehouse facility.  Mortgages financed by such advances (see Note 10 to the consolidated financial statements), as well as the related servicing and other rights (see Note 12 to the consolidated financial statements) have been pledged as security under the warehouse facility.  The interest rate on the warehouse facility was 2.76% as of December 31, 2010 and 2.98% as of December 31, 2009.  All loans securing this facility have firm sale commitments with GSEs.

•
We have an uncommitted facility with Fannie Mae under its Multifamily As Soon As Pooled (“ASAP”) Facility funding program.  After approval of certain loan documents, Fannie Mae will fund loans after closing and the advances are used to repay our primary warehouse facility.  Subsequently, Fannie Mae funds approximately 99% of the loan and Centerline Mortgage Capital Inc. (“CMC”) fund the remaining 1%.  CMC is later reimbursed by Fannie Mae when the assets are sold.  Interest on this facility accrues at a rate of LIBOR plus 0.85% with a minimum rate of 1.20%.  The interest rate on the warehouse facility was 1.20% as of December 31, 2010 and as of December 31, 2009.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

•
We have two uncommitted warehouse lines and repurchase facilities which we entered into on November 22, 2010, in order to provide us with additional resources for warehousing of mortgage loans with Freddie Mac and Fannie Mae.  These agreements are scheduled to mature in November 2011 and bear an interest of LIBOR plus 3.5% with a minimum of 4.5% for all Fannie Mae’s loans and 4% for all Freddie Mac’s loans.  At December 31, 2010, there was no outstanding balance on these two warehouse facilities.  All loans securing this facility would have firm sale commitments with GSEs.

C.	CFin Holdings Credit Facility

On March 5, 2010, CFin Holdings entered into a Senior Secured Credit Agreement (the “CFin Holdings Credit Agreement”).  Under the terms of the CFin Holdings Credit Agreement, we are permitted to borrow up to $20.0 million (the “Initial Loan”), plus, under certain conditions, up to an additional $1.0 million in each calendar year until March 5, 2037.  The Initial Loan was required by the lender to be fully drawn at its closing.  Borrowings under the CFin Holdings Credit Agreement are secured by a first priority lien on substantially all of CFin Holdings’ existing and future assets.  Borrowings under the CFin Holdings Credit Agreement bear interest at a rate of 10% per annum, which is paid-in-kind and capitalized to the outstanding principal balance on the last business day of March, June, September and December of each year.  As of December 31, 2010, we had borrowed the full $20.0 million under this credit facility.  CFin Holdings’ outstanding balance under the Credit Facility as of December 31, 2010 was $21.7 million, which includes $1.7 million of accrued interest that has been capitalized.  During the fourth quarter of 2010, we did not complete the restructuring of certain bonds by the date required in the Master Novation, Stabilization, Assignment, Allocation, Servicing and Asset Management Agreement with Natixis, which resulted in a cash freeze event under the terms of the agreement.  As a result of the cash freeze event, we must obtain consent from Natixis prior to any usage of available cash at CFin Holdings.  This event is also an event of default under our CFin Holdings Credit Agreement.  Among other remedies, upon this event of default Natixis can call this loan balance due.  As of December 31, 2010, CFin Holdings has sufficient available cash to repay this loan in full.

D.	Centerline Financial Credit Facility

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

As of December 31, 2010, no amounts were borrowed under this facility and as a result we did not make an election. Due to a wind-down event caused by a capital deficiency under Centerline Financials LLC’s operating agreement, the Centerline Financial’s senior credit facility is in default as of December 31, 2010.  Amounts under the Centerline Financial senior credit facility are still available to be drawn, and we do not believe this default has a material impact on our financial statements or operations.

Also as a result of a wind-down event, Centerline Financial is restricted from making any member distribution and is also restricted from engaging in any new business.

E.	Covenants

We are subject to customary covenants with respect to our various notes payable, including the covenants described under Term Loan and Revolving Credit Facility above.  Other than Centerline Financial’s senior loan and the CFin Holdings Credit Agreement being in default as stated above, as of December 31, 2010, we believe we are in compliance with all such covenants.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

NOTE 16 – Financing Arrangements and Secured Financing

The table below provides the components of financing arrangements and secured financing as of the dates presented:

	December 31,
(in thousands)	2010	2009

Freddie Mac secured financing	$665,875	$585,528

A.	Freddie Mac Secured Financing

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

The increase in this balance during 2010 corresponds to the changes described under Mortgage Revenue Bonds in Note 8.

B.	Cost of Funds

Our annualized cost of funds relating to financing arrangements and the related amount of interest expense were as follows:

	Years Ended December 31,
	2010	2009

Cost of funds	6.45%	5.91%
Interest expense (in millions)	$38.6	$31.5

Rate at December 31, excluding fees:

Freddie Mac secured financing	6.22%	5.89%

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

NOTE 17 – Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consisted of the following:

(in thousands)	December 31, 2010	December 31, 2009

Deferred revenues	$37,840	$48,045
Allowance for risk-sharing obligations	29,924	24,219
Affordable Housing loss reserve	89,400	140,000
Transactions costs payable	2,009	29,414
Lease termination costs	141	53,649
Accounts payable	2,672	3,130
Accrued assumption fees	25,748	--
Interest rate swaps at fair value (Note 29)	18,831	17,964
Salaries and benefits payable	11,332	7,770
Distributions payable	839	1,292
Accrued fund organization and offering expenses	366	2,396
Accrued interest payable	4,475	4,389
Reserve for uncertain tax position (Note 27)	1,568	1,568
Other	12,659	9,860

Total	$237,804	$343,696

A.	Deferred Revenues

In connection with our Affordable Housing tax credit fund origination and management businesses, we receive revenues at the time a fund closes associated with origination, property acquisitions, partnership management services and credit intermediation.  These fees are deferred and recognized over various periods as described in Note 2.

B.	Mortgage Loan Loss Sharing Reserve

During 2010, we increased our loan loss reserve, primarily due to an increase in estimated losses on loans in the DUS portfolio resulting from declines in underlying property performance.

C.	Affordable Housing Loss Reserve

During 2009, we recognized a contingent liability of $140.0 million for potential losses related to Affordable Housing credit intermediation transactions.  During 2010, we recorded a $50.6 million reduction in loss reserve recorded as a recovery of provision for losses, primarily the result of restructuring our credit intermediation agreements (see discussion in Note 32).

D.	Transaction Costs Payable

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

E.	Lease Termination Costs

In connection with the March 2010 Restructuring, we settled the liability with respect to lease obligations for two office spaces no longer in use for $5.2 million in cash.  As a result of the settlement, we recorded a reduction of $48.0 million in lease termination costs as a recovery of provision for losses in the first quarter of 2010.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

A roll forward of the lease termination costs (included within our Corporate segment) is as follows:

(in thousands)	2010	2009

Balance at January 1	$53,649	$2,523
Additions charged to operations	--	28,356
Accretion of discounts charged to operations	865	2,615
Accrued costs re-characterized	--	21,691
Reserve adjustments	--	(241)
Recovery of loss provision	(48,926)	--
Payments	(5,447)	(1,295)
Balance at December 31	$141	$53,649

In March 2010, we settled the majority of this liability for less than the accrued amount (see Note 23).

F.	Accrued Assumption Fees

The accrued assumption fees of $25.7 million relate to the restructuring of certain credit intermediation agreements (see Note 32).

NOTE 18 – Preferred Shares of a Subsidiary – Subject to Mandatory Repurchase

Equity Issuer has issued multiple series of Cumulative Preferred Shares, which are subject to mandatory repurchase.

Preferred Series	Date of Issuance	Mandatory Tender	Mandatory Repurchase	Number of Shares	Liquidation Preference per Share	Total Face Amount	Dividend Rate
					(in thousands)
Outstanding as of December 31, 2010
Series A-3	June 2002	November 2014	November 2052	60	$500	$30,000	6.800%
Series B-2	June 2002	November 2014	November 2052	50	500	25,000	7.200%
Subtotal						55,000

Redeemed during 2010

Preferred Series	Date of Issuance	Mandatory Tender	Mandatory Repurchase	Number of Shares	Liquidation Preference per Share	Total Face Amount	Dividend Rate
					(in thousands)
Outstanding as of December 31, 2009
Series B	July 2000	December 2010	December 2050	110	$500	$55,000	7.600%
Series B-1	October 2001	December 2010	December 2050	37	500	18,500	6.800%
Subtotal						73,500
Total						$128,500

Equity Issuer also has preferred shares that are not subject to mandatory repurchase and, accordingly, we classify those as non-controlling interests (see Note 22).

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

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

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

The Preferred Shares have annual preferred dividends payable monthly in arrears upon declaration by our Board of Trustees, but only to the extent of tax-exempt net income for the particular month.  With respect to payment of distributions and amounts upon liquidation, dissolution or winding-up of our Company, the Series A Shares rank, senior to:

•	all Series B shares;

•	all classes or series of Convertible CRA Shares (see Note 20); and

•	our common shares.

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

We sold on December 15, 2010 an additional $73.5 million of Series A-1 Freddie Mac Certificates, the proceeds of which was used to redeem an additional portion of the Preferred Shares.

As stated in Note 8, in July 2009, we sold certain of our Series A-1 Freddie Mac certificates and used the proceeds to redeem the corresponding Preferred Shares as detailed in the table above.  The sale of the retained certificates and redemption of the Preferred Shares were both at the $145.0 million face amounts of the instruments.

Equity Issuer is subject to covenants with respect to the Preferred Shares as to

•	the nature of investments it may hold,

•	leverage levels,

•	timely payment of distributions

•	allocations of any taxable income it may earn; and

•	a prohibition from issuing any further preferred shares.

As of December 31, 2010, Equity Issuer was in compliance with all of these covenants.

NOTE 19 – Liabilities of Consolidated Partnerships

Financial information presented for December 31, 2010, for certain of the Tax Credit Fund and Tax Credit Property Partnerships is as of September 30, 2010, the most recent date for which information is available.  Similarly, the financial information presented for December 31, 2009, for those partnerships is as of September 30, 2009.

The table below provides the components of liabilities of our Tax Credit Fund Partnerships and Tax Credit Property Partnerships that we consolidate as of the dates presented:

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

	December 31,
(in thousands)	2010	2009

Notes payable	$137,054	$155,810
Due to property partnerships	86,642	209,868
Other liabilities	273,409	226,391

Total liabilities of consolidated partnerships	$497,105	$592,069

Notes Payable

Notes payable pertain to borrowings to bridge timing differences between when subscribed investments are received and when the funds deploy capital (“Bridge Loans”) for Tax Credit Fund Partnerships, as well as mortgages and notes held at the Tax Credit Property Partnerships.

The decrease is primarily due to repayments of Bridge Loans and mortgages of $52.5 million, the sale of properties reducing mortgages by $43.0 million which is offset by an increase of $63.2 million pertaining to the additional property partnership consolidated due to the adoption of ASU 2009-17 as well as an increase of $10.3 million from the consolidation of additional Tax Credit Property Partnerships we have gained control of in the current year as well as additional borrowings from existing Tax Credit Property Partnerships during 2010.

Due to Property Partnerships

The partnership agreements of the property level partnerships stipulate the amount of capital to be funded by the Tax Credit Fund Partnerships and the timing of payments of that capital.  “Due to property partnerships” represents the unfunded portion of those capital commitments.  The reduction during 2010 pertains to the funding of these capital commitments by the Tax Credit Fund Partnerships along with the limited activity of acquiring property partnership which resulted in no new capital commitments during this period.

Other Liabilities

The increase in other liabilities is primarily due to an increase of $45.7 million pertaining to the additional partnerships consolidated as a result of the implementation of ASU 2009-17 as well as an increase on $2.6 million due to the additional nine Tax Credit Property Partnerships we consolidated in the current year end and the accrual of additional fees, which was partially offset by $8.2 million due to an increase in the elimination of other liabilities between existing property partnerships and the additional partnerships consolidated as of the implementation of ASU 2009-17.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

NOTE 20 – Redeemable Securities

The table below provides the components of redeemable securities as of the dates presented:

	December 31,
(in thousands)	2010			2009
Series	Carrying Value	Number of Shares	Number of Common Shares If Converted	Carrying Value	Number of Shares	Number of Common Shares If Converted

CRA shares equivalent to common shares:
Convertible Redeemable CRA Shares	$12,462	695	695	$93,170	5,682	5,617
Redeemable CRA Shares	--	--	--	4,834	271	--

Preferred CRA Shares:
Convertible Redeemable CRA Preferred Shares	--	--	--	51,193	1,060	1,916
Redeemable CRA Preferred Shares	--	--	--	54,055	1,100	--

11.0% Cumulative Convertible Preferred Shares	--	--	--	129,228	11,202	12,192

Total	$12,462	695	695	$332,480	19,315	19,725

A.  Redeemable CRA Shares

CRA Shares Equivalent to Common Shares

Our Convertible Community Reinvestment Act Preferred Shares (“Convertible CRA Shares”) initially were intended to enable financial institutions to receive certain regulatory benefits in connection with their investment.  We developed a proprietary method for allocating these regulatory benefits to specific financial institutions that invested in the Convertible CRA Shares.  As a result of the December 2007 re-securitization transaction, we do not believe that these shares will continue to qualify for credits under the Community Reinvestment Act.  Other than the preferred allocation of regulatory benefits, the holders of the Convertible CRA Shares receive the same economic benefits as our common shareholders including:

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

For Convertible CRA shares issued prior to 2002, the shareholders have the option to convert their shares into common shares at predetermined conversion rates.  For Convertible CRA Shares issued in 2002 and later, conversion into common shares is on a one-for-one basis.  Upon conversion, the shareholders would no longer be entitled to a special allocation of the regulatory benefit.

Certain shareholders gave up the conversion feature in connection with redemption options as described below.

Preferred CRA Shares

Our 4.4% Cumulative Perpetual Convertible CRA Preferred Shares (“Preferred CRA Shares”) had the same CRA related benefits of the Convertible CRA Shares and likewise had no voting rights except on certain matters relating to the terms of the Preferred CRA Shares or to amendments to our Trust Agreement which would adversely affect the Preferred CRA Shares.  The shares ranked senior to our common shares and the Convertible CRA Shares with respect to rights upon liquidation, dissolution or winding up of our Company.  They ranked senior to our common shares and the Convertible CRA Shares with respect to distributions, which were cumulative and were fixed at 4.4% of the liquidation amount of $50 per share.  The shares had no stated maturity.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

Beginning July 2008, the Convertible Redeemable CRA Preferred Shares were convertible into our common shares at the option of their holders at a conversion rate of approximately 1.81 common shares each, subject to conversion adjustment conditions.  Certain shareholders gave up the conversion feature in connection with redemptions options as described below.  The shares were also subject to remarketing provisions beginning in July 2015.

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

In addition, the ability of certain shareholders to convert the shares to common shares was eliminated and in the case of the CRA Preferred Shares, the agreements also increased the dividend rate on the shares from 4.4% to 5.2% (now “Redeemable CRA Shares” and “Redeemable CRA Preferred Shares”).  The shares for which the conversion was not eliminated are referred to as “Convertible Redeemable CRA Shares”.

Although not mandatorily redeemable, the shareholders now have the option to require us to purchase these shares in the future, although the option agreements are not exercisable as long as there are dividends in arrears related to Preferred CRA Shares or the 11.0% Preferred Shares (see below).

Upon execution of these agreements, we reclassified the shares outside of permanent equity at fair value.  In 2008, we recorded a $10.8 million charge to shareholders’ equity for the difference between the fair value and the carrying basis of the shares.  Subsequently, we amortize the difference between the fair value as of the execution date and the future redemption price as a reduction of shareholders’ equity.  For those agreements entered into during 2008, we reclassified $111.3 million from shareholders’ equity to redeemable securities.  For the amortization described above, the charge to shareholders’ equity was $1.5 million in 2010 and $6.2 million in 2009.

During 2009, no Convertible Redeemable CRA Shares were converted.

In March 2010, all of the Preferred CRA Shares and substantially all of the Convertible CRA Shares were converted to Special Series A Shares and are no longer subject to the redemption option described below.

Upon conversion of these Redeemable Securities including the 11.0% Cumulative Preferred Shares (see below), we recorded an increase to common shareholder’s equity of $286.2 million, representing the difference between the carrying value of the Redeemable Securities at conversion and the fair value of the Special Series A Shares issued.  On October 6, 2010, all Special Series A Shares automatically converted into common shares (see Note 21).

For the remaining Convertible Redeemable CRA Shares that were not converted, if we do not repurchase the shares by January 1, 2012, the shareholders will have the option to require us to purchase the shares for the original gross issuance price per share (plus accumulated and unpaid distributions).  All declared distributions for the Convertible Redeemable CRA Shares were paid in 2008.  As of December 31, 2010, the aggregate gross issuance price due on or after January 1, 2012 is $13.0 million, of which $0.5 million remains to be accreted (see Note 33 for subsequent events)

B.	11.0% Cumulative Convertible Preferred Shares

In January 2008, we issued 11.2 million shares of 11.0% Preferred Shares in a private placement to a TRCLP affiliate.  The shares had a liquidation preference of $11.70 per share, were convertible into 12.2 million common shares and were entitled to voting rights as if converted into common shares.  Proceeds of the issuance were $129.4 million, net of offering costs of $1.8 million.

In March 2008, we commenced a rights offering that entitled shareholders to purchase these shares, with the TRCLP affiliate retaining all shares not purchased as part of the rights offering.  The rights offering concluded in April 2008; shareholders purchased 0.4 million shares for $4.4 million and we redeemed the same number of shares from the TRCLP affiliate.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

The 11.0% Preferred Shares were mandatorily redeemable in January 2018.  Under certain conditions, we may have forced conversion into our common shares beginning January 2013; otherwise, if certain events occurred, the holders may have redeemed the shares prior to the mandatory redemption date.  As such, we classify the shares outside of permanent equity.

During 2009, shareholders converted 12,376 of these shares into 13,462 common shares.  In February 2010, 100 of these shares were converted to 108 common shares.  In March 2010, all remaining shares were converted to Special Series A Shares.

C.	Dividends in Arrears

With the exception of dividends related to our Equity Issuer and REIT subsidiaries, under the Term Loan and Revolving Credit Facility (see Note 15), we are restricted from paying dividends on our shares.  As of December 31, 2009, dividends in arrears were $18.0 million for the 11.0% Cumulative Convertible Preferred Shares and $7.0 million for the Redeemable Preferred CRA Shares.  Upon conversion of these shares to Special Series A Shares in March 2010, these arrearages were eliminated.

NOTE 21 – Centerline Holding Company Equity

A.	Convertible CRA Shares

We had Convertible CRA Shares for which the shareholders did not elect to take the redemption option described in Note 20.  The shares otherwise had the same characteristics as the shares described in that note.  All of those shares were convertible into the equivalent number of common shares. In March 2010, all of these shares were converted to Special Series A Shares (see C.  Special Series A Shares below).

B.	Special Preferred Voting Shares

Each holder of SCUs (see Note 22) also holds one special preferred voting share (at a par value of $0.01 per share) for each SCU.  The special preferred voting shares have no economic interest, but entitle the holder to vote, on a one-for-one basis, on all matters subject to a vote of our common shareholders.  We have the right to require that each special preferred voting share be redeemed at par and cancelled simultaneously upon the exchange of an SCU by its holder into cash or a common share.  Other than the payment of $0.01 per share upon redemption of the special preferred voting shares or the liquidation of our Company, the special preferred voting shares are not entitled to any distributions or other economic rights.

As selling principal of CAHA, Stephen M. Ross (our former Chairman) entered into a voting agreement which governs the voting of all of his and the Related Companies L.P.’s:

•	special preferred voting shares,

•	common shares issuable upon exchange of his SCUs, and

•	any other common shares currently owned or which may be acquired by him in the future.

The voting agreement provides that Mr. Ross will:

•
vote his common shares or special preferred voting shares in favor of the election of any independent trustee approved by our Board of Trustees or in the same proportion as the unaffiliated holders of our common shares vote in such election (this excludes the 11.0% Preferred Shares owned by an affiliate of TRCLP); and

•	not exercise any right as shareholder of our Company to nominate any independent trustee.

Similar voting agreements with other selling principals of CAHA expired when their employment with us ended.  The voting agreement with respect to Mr. Ross will remain in effect as long as he owns any of our special preferred voting shares or common shares.  As of December 31, 2010, 10.2 million special preferred voting shares and 1.1 million Common Shares were subject to this agreement.

C.	Special Series A Shares

On March 5, 2010 the Board approved a resolution creating a series of shares of beneficial interest in the Company designated as Special Series A Shares.  The Board authorized a total amount of 19.9 million of Special Series A Shares. Each Special Series A Share was equivalent to 15 common shares on an as-converted basis (the “Conversion Ratio”) as to both voting and economic rights.  Special Series A shareholders were entitled to distributions at the same time as, and only if, we paid distributions to our common shareholders.  Special Series A shareholders were also entitled to the same allocation of earnings as allocated to common shares and were not entitled to any liquidation preference.  Such distributions and allocations to Special Series A shareholders would be equivalent to that of the common shareholders multiplied by the Conversion Ratio.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

In connection with the March 2010 Restructuring, we issued a total of 19.3 million Special Series A Shares.  Most of the shares included in our classification of “Redeemable Securities” (see Note 20) and all of the shares included in “Convertible CRA Preferred Shares” were converted into 14.0 million of these shares.  In connection with the March 2010 Restructuring, C-III purchased 4.1 million of these shares for total attributable proceeds of $10.0 million.  In connection with the restructuring of our credit intermediation agreements, we issued 1.2 million Special Series A Shares to Natixis (see Note 32).

Special Series A Shares were recorded to equity at fair value as of the date of issuance.  On October 6, 2010, our shareholders approved the proposed amendment to our trust agreement that, among other things, increased the number of our shares authorized for issuance from 160,000,000 shares to 800,000,000 shares.  At that time, all of the Special Series A shares automatically were converted at 1:15 ratio to 289,879,185 common shares.

D.	Lock-Up Agreements and Series B Special Shares related to Tax Benefits Preservation Plan

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

Pursuant to the Rights Plan, all existing common shares, Convertible Community Reinvestment Act Preferred Shares, or CCRA Preferred Shares, Series A Convertible Community Reinvestment Act Preferred Shares, or Series A CRA Preferred Shares, special preferred voting shares and Special Series A Shares outstanding at the close of business on or after the date the distribution was approved by a Board committee, are entitled to purchase rights, referred to as Rights.  The common shares, CCRA Preferred Shares, Series A CRA Preferred Shares, and special preferred voting shares are entitled to one Right each and the new Special Series A Shares were entitled to 15 Rights each, commensurate with their conversion ratio to common shares.  Each Right will entitle the holder to purchase one one-millionth of a Series B Special Share at a price of $0.66 per one one-millionth of a Series B Special Share, subject to anti-dilution adjustments.

The Rights will be distributed only if certain events were to happen that could lead to an “ownership change” resulting in a loss of net operating loss carryforwards and would be exercisable only upon distribution.  Until a Right is distributed and exercised, it provides no incremental economic or voting rights to the holders of the associated shares.

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

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

E.	Dividend Reinvestment Plan

In May 2000, we implemented a dividend reinvestment and common share purchase plan.  Under this plan, common shareholders may elect to have their distributions automatically reinvested in additional common shares at a price equal to the average of the high and low market price from the previous day’s trading, and make cash payments for further investment.  As of December 31, 2010, there were 132,751 shares participating in the plan, which represented 296 investors.

F.	Repurchases

The Board of Trustees has authorized the implementation of a common share repurchase plan, enabling us to repurchase, from time to time, up to 3.0 million common shares.  This plan has no expiration date.  The repurchases are made in the open market and the timing is dependent on the availability of common shares and other market conditions.  In connection with our Term Loan and Revolving Credit Facility (see Note 15), we are restricted from repurchasing our shares during the term of such facility.

In addition to the repurchase plan, we may repurchase shares from employees in connection with tax withholding requirements upon vesting of restricted share grants.  We account for repurchased common shares as treasury shares of beneficial interest.  These repurchases are not subject to the Term Loan and Revolving Credit Facility restrictions described above.

We repurchased shares as follows, all of which we purchased via employee withholdings:

	Years Ended December 31,
(in thousands)	2010	2009

Number of shares	2,999	369
Cost, including commissions and service charges	$413	$68

G.	Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) were as follows:

(in thousands)	Net Unrealized Gain/(Loss) on Available-for- Sale Securities	Net Unrealized Gain/(Loss) on Derivatives, Net of tax	Net Unrealized Gain/(Loss) of Equity Investees	Net Unrealized Loss Attributable to Non-controlling Interests In Consolidated Partnerships	Accumulated Other Comprehensive Income (Loss)

Balance at January 1, 2009	$(95,321)	$(11,622)	$(142,468)	$(894,711)	$(1,144,122)
Unrealized gains (losses), net	(75,457)	--	17,977	--	(57,480)
OTTI not related to credit losses	(2,662)	--	(5,692)	--	(8,354)
Reclassification to net loss	104,493	11,622	86,004	--	202,119
Balance at December 31, 2009	(68,947)	--	(44,179)	(894,711)	(1,007,837)
Unrealized gains (losses), net	17,451	--	16,448	--	33,899
Adoption of ASU 2009-17	56,879	--	43,005	894,711	994,595
Reclassification to net income	74,557	--	--	--	74,557
Reclassification due to deconsolidation/sale	(1,109)	--	(15,274)	--	(16,383)
Balance at December 31, 2010	$78,831	$--	$--	$--	$78,831

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

NOTE 22 – Non-Controlling Interests

The table below provides the components of non-controlling interests as of the dates presented:

	December 31,
(in thousands)	2010	2009

Limited partners interests in consolidated partnerships	$3,124,755	$3,341,081
Preferred shares of a subsidiary (not subject to mandatory repurchase)	104,000	104,000
Convertible Special Common Units (“SCUs”) of a subsidiary; 12,731 outstanding in 2010 and 2009	(88,300)	(89,375)
Convertible Special Common Interests (“SCIs”) of a subsidiary; 258 outstanding in 2009	--	364
Other(1)	4,379	5,715

Total	$3,144,834	$3,361,785

(1) Other non-controlling interests primarily represent the 10.0% interest in CFin Holdings owned by Natixis.

(Loss) income allocated to non-controlling interests, net of tax, was as follows:

	Years Ended December 31,
(in thousands)	2010	2009

Limited partners interests in consolidated partnerships	$(513,378)	$(2,580,103)
Preferred shares of a subsidiary (not subject to mandatory repurchase)	6,225	6,225
SCUs	1,075	(151,547)
SCIs	9	(2,216)
Other	(1,765)	(1,631)
Total	$(507,834)	$(2,729,272)

Limited Partners Interest in Consolidated Partnerships

Non-controlling interests in consolidated partnerships represents the equity balances of third-party investors in the Tax Credit Fund and Tax Credit Property Partnerships and the CMBS and High-Yield Debt Fund Partnerships.  Upon adoption of ASU 2009-17 as of January 1, 2010, we were required to consolidate almost all of the CMBS and similar trusts and six Tax Credit Fund Partnerships and 56 Tax Credit Property Partnerships not previously consolidated (see Note 2).  As part of the March 2010 Restructuring, we sold our co-investment, management interests in and loan receivables from the CMBS and High-Yield Debt Fund Partnerships, resulting in the deconsolidation of the funds as well as the newly consolidated trusts within the CMBS and High-Yield Debt and Fund Partnerships, negating this impact of adoption upon our equity balance.  During 2010, we gained control over the general partnership interest of nine Property Partnerships, which we consolidated accordingly.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

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

Except for the absence of a mandatory repurchase feature (and for specific terms enumerated in the table above), the shares have the same characteristics as the Series A and Series B Shares described in Note 18.

Special Common Units (“SCUs”)

In connection with our 2003 acquisition of CAHA, our subsidiary issued membership interests in the form of 16.1 million SCUs, of which 12.7 million remained outstanding as of December 31, 2010.  SCU holders are entitled to distributions at the same time as, and only if, we pay distributions on our common shares.  SCU distributions are calculated as the amount of common share distributions divided by 0.72, to adjust for the taxable nature of the income comprising the SCU distributions (the “Tax Gross-Up”).  SCU distributions are payable only to the extent of the subsidiary’s cash flow, supplemented by a loan of all but $5.0 million from the parent trust in the event of a shortfall (the “Shortfall Provision”).  Any remaining shortfall will accrue interest at a market rate and will only be payable at the time the subsidiary has sufficient cash flow.  As part of our March 2010 Restructuring (see Note 3), the Shortfall Provision and the Tax Gross-Up were eliminated with respect to 11.2 million SCUs.

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

For any SCU redemptions, we also redeemed the related special preferred voting shares at their $0.01 per share redemption price (see Note 21).  During 2009, 400,000 SCUs were redeemed for cash and we paid $0.1 million upon redemption.

As part of the March 2010 Restructuring, we issued a total of 19.3 million Special Series A Shares (see Note 21), resulting in a dilution of the voting rights attributable to SCU holders.  Subsequent to the March 2010 Restructuring, we no longer deem the SCU holders to possess significant influence, and we no longer allocate income to the SCU holders.

Special Common Interests (“SCIs”)

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

Each holder of SCIs had the right to:

•	exchange all or a portion of their SCIs for cash; and

•	receive cash for any accrued but unpaid distributions with respect to SCIs exchanged (not including accrued and unpaid distributions for the quarterly period in which the exchange occurs).

Instead of cash, we were entitled, at our discretion, to exchange the SCIs (and any accrued but unpaid distributions) for common shares on a one-for-one basis, subject to anti-dilution adjustments.  We would issue the common shares at a price equal to the average closing market price of our common shares for the five consecutive trading days prior to the date when we receive notice of intent to convert.

During 2009, approximately 10,000 SCIs were redeemed for cash and we paid an insignificant amount upon redemption.  All remaining SCIs were redeemed in February 2010 in exchange for common shares.

Other

“Other” minority interests at December 31, 2010 and 2009, primarily represent the 10% interest in Centerline Financial owned by Natixis.  Natixis has been issued warrants which, if exercised, would increase Natixis’ ownership percentage to 19%.

NOTE 23 – General and Administrative Expenses and Provision (Recovery) for Losses

A.	General and Administrative Expenses

The table below provides the components of general and administrative expenses for the years presented:

	Years Ended December 31,
(in thousands)	2010	2009

Salaries and benefits	$45,366	$43,028
Other:
Other fees	30,383	--
Professional fees	23,738	10,039
Tax Credit Fund origination and property acquisition	(2,555)	768
Rent expense	5,806	14,009
Miscellaneous	24,734	15,792

Total	$127,472	$83,636

1.	Other Fees

Other fees for 2010 include assumption fees of $25.7 million relating to the restructuring of certain credit intermediation agreements with Merrill Lynch & Co., Inc. (“Merrill Lynch”) (see Note 32), as well as other expenses of $2.8 million relating to the issuance of Special Series A Shares to Natixis as part of the restructuring of certain credit intermediation agreements (see Note 32).

2.	Professional Fees

The increase in professional fees in 2010 relates primarily to legal and other fees we incurred in connection with the March 2010 Restructuring, as well as advisory fees we incurred in connection with our management agreement with Island (see Note 30).

3.	Rent Expenses

The decrease in rent expenses is a result of the termination of two office space leases.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

B.	(Recovery) Provision for Losses

The table below provides the components of the (recovery) provision for losses for the years presented:

	Years Ended December 31,
(in thousands)	2010	2009

Affordable Housing loss reserve (see Note 32)	$(50,600)	$140,000
Mortgage banking allowance for risk-sharing obligations (see Note 32)	10,002	11,163
Lease termination and other related costs	(48,244)	30,755
Bad debt reserves	10,934	15,812

Total	$(77,908)	$197,730

1.	Affordable Housing Loss Reserve

During 2010, we recorded a $50.6 million reduction in loss reserves, primarily due to the restructuring of our credit intermediation agreements (see further discussion in Note 32 under Loss Reserve).

2.	Lease Termination Costs

In connection with the March 2010 Restructuring, we settled a liability with respect to lease obligations for two office spaces no longer in use.  As part of the settlement we paid a total of $5.2 million, resulting in a net reduction of $48.0 million in lease termination costs during the first quarter of 2010.

3.	Bad Debt Reserves

We advance funds to Tax Credit Fund Partnerships to allow them to make supplemental loans to property partnerships in which they invest.  These advances along with fees receivable are assessed for collectability.  Bad debt cash recoveries and reductions of reserves during the year have been partially offset by additional reserves which pertain to increases in advances, as well as certain fee receivables being assessed as uncollectible.

NOTE 24 – Loss on Impairment of Assets

The table below provides the components of loss on impairment of assets for the years presented (excluding the portion recorded in other comprehensive income):

	Years Ended December 31,
(in thousands)	2010	2009

Available-for-sale investments (see Note 8):
Series B Freddie Mac certificates	$78,031	$44,830
Mortgage revenue bonds	--	9,114
Syndicated corporate debt	--	65
Stabilization escrow (recovery)	(2,492)	39,987
Other investments	348	2,210

Total	$75,887	$96,206

Only the portion of OTTI of debt securities that pertains to actual or anticipated credit loss is recorded in the Consolidated Statement of Operations unless we intend to sell an asset or may be required to do so.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

A.	Series B Freddie Mac Certificates and Stabilization Escrow

Due to our expectation of increased severity of credit losses in the mortgage revenue bonds underlying the Series B Freddie Mac Certificates, as well as agreements reached with Merrill Lynch and Natixis regarding our credit intermediation agreements (see Note 32), we reduced the projected cash flows we will receive over the life of the investment and recorded an impairment of $78.0 million during 2010.

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

Economic deterioration over the past two years has negatively impacted the ability of certain properties to achieve stabilization through operating cash flow at current debt levels.  In 2010, we developed a strategy to restructure many of the mortgage revenue bonds included in the December 2007 re-securitization.  The strategy entails cash infusions from us and other parties with an economic interest in the properties, or may result in a reduction in the principal balance of our Series B Freddie Mac certificates (see Affordable Housing Transactions in Note 32).  Our revised estimates for valuing the Series B Freddie Mac Certificates assume partial principal pay downs of these bonds in the portfolio from available sources in order to allow the underlying properties to stabilize.  This resulted in a projected reduction in the collateral of the December 2007 re-securitization which will negatively impact the residual interest received by the Series B Freddie Mac Certificates causing us to record OTTI charges related to the investments.

Available sources to effect the projected restructuring could include cash reserves of the underlying properties, property partnership general partner guarantee payments, payments from sale of foreclosures, the stabilization escrow (see Note 10), and the primary intermediators of the credit intermediated LIHTC Funds.  As the restructuring would involve using most of the cash balance in our stabilization escrow account to enable the mortgage revenue bonds to achieve stabilization, we recorded a charge to reduce the value of the stabilization escrow in 2009, net of writing off the remaining present value discount previously recorded.

B.	Stabilization Escrow Recovery

During 2010, we recognized a recovery of previously recognized losses of $2.5 million (primarily in the first half of 2010) as a result of cash received from escrow releases (due to construction completion and/or stabilization of the underlying properties).

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

NOTE 25 – Revenues and Expenses of Consolidated Partnerships

Financial information for certain of the Tax Credit Fund and Property Partnerships is for the 12 months ended September 30, 2010 and 2009, the most recent reliable date.

Revenues and expenses of consolidated partnerships consisted of the following:

(in thousands)	2010	2009

Interest income	$1,222	$3,372
Rental income	106,350	74,697
Other	4,601	833

Total revenues	$112,173	$78,902

Interest expense	$17,884	$9,213

Loss on impairment of assets (net)	$23,350	$30,151

Asset management fees	30,467	30,454
Property operating expenses	44,579	30,869
General and administrative expenses	35,703	22,493
Depreciation and amortization	57,027	50,045
Other expenses	57,471	5,721
Subtotal	225,247	139,582

Total expenses	$266,481	$178,946

Other losses from consolidated partnerships (net)	$368,481	$593,347

Revenue and expenses of Consolidated Partnerships for the year ended December 31, 2010, as compared to the year ended December 31, 2009, increased due to the addition of six Tax Credit Fund Partnerships and 56 Property Partnerships consolidated upon the adoption of ASU 2009-17 effective January 1, 2010 (see Note 2 – Summary of Significant Accounting Policies).  Substantially all of the revenue and expenses of Consolidated Partnerships are attributable to non-controlling interest.

Other expenses increased for the year ended December 31, 2010, as compared to the year ended December 31, 2009, primarily due to an increase of $48.3 million in the reserves against receivables due from Property Partnerships.

Other losses principally represent the equity losses that Tax Credit Fund Partnerships recognize in connection with their investments in non-consolidated property partnerships.  The decrease in losses during the year ended December 31, 2010, as compared to the year ended December 31, 2009, primarily resulted from a decrease in impairments recognized on property partnership equity investments of $203.4 million.  In addition for the year ended December 31, 2010 there was a decrease in losses recognized by the Tax Credit Fund Partnerships of $30.7 million as a result of foreclosures and sales.

NOTE 26 – Share-Based Compensation

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

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

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

The Committee will grant Awards under the Plan at its discretion. At this time, we cannot determine the amount or dollar value of future Awards that could be issued under the Plan.

During 2010, no Awards were issued.

B.	Outperformance Program

In 2007 following the approval of the Plan, an outperformance program was established (“2007 OPP”). Under the 2007 OPP, award recipients would share in a performance pool based on company’s performance targets over a three-year period from January 1, 2007 through December 31, 2009 and would be paid through issuance of restricted common shares.  We accounted for the OPP awards as equity awards. Grants under this program in 2007 had grant date values of $0.7 million.  There were no grants in 2008 and 2009 and no grants of restricted share are expected in connection with the 2007 OPP.

C.	Share Options

All options granted have an exercise price equal to or greater than the market price of our common shares on the grant date.  The maximum option term is ten years from the date of grant and options granted pursuant to the Plan may vest immediately upon issuance or over a period determined by our compensation committee.  During 2009, we cancelled certain options and issued restricted shares to those option holders.  During 2010, 10,000 options were cancelled and the remaining 1,387,995 were terminated following the March 2010 Restructuring.

The following table summarizes activity in our share option plans:

	Years Ended December 31,
	2010		2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding at beginning of year	1,397,995	$20.21	2,386,888	$20.51
Granted	--	--	--	--
Forfeited/cancelled/terminated	(1,397,995)	20.21	(988,893)	20.94
Exercised	--	--	--	--
Outstanding at end of year	--	$--	1,397,995	$20.21

D.	Non-vested Shares

We issue restricted share grants primarily in connection with acquisitions or employee bonuses.

As part of the March 2010 Restructuring, all non-vested shares were vested.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

Activity with respect to non-vested shares was as follows:

	Non-vested shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2009	2,619,706	$8.25
Granted	6,838,923	0.19
Vested	(1,202,091)	9.17
Forfeited	(827,729)	1.40
Non-vested at December 31, 2009	7,428,809	1.44
Granted	--	--
Vested	(7,304,623)	1.45
Forfeited	(124,186)	0.97
Non-vested at December 31, 2010	--	$--

As of December 31, 2010, there were 2.6 million options or share grants available for issuance under the Plan.

E.	Income Statement Impact

Expense related to our share-based compensation was as follows:

	Years Ended December 31,
(in thousands)	2010	2009

Outperformance program	$192	$189
Share options	--	21
Non-vested shares (net of forfeitures)	2,045	5,785
Trustee grants	--	--

Net	$2,237	$5,995

NOTE 27 – Income Taxes

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

The components of our pre-tax loss were as follows:

	Years Ended December 31,
(in thousands)	2010	2009

Not subject to tax	$(572,485)	$(2,840,027)
Subject to tax	40,967	(347,933)

Total loss before income taxes	$(531,518)	$(3,187,960)

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

The income tax provision (benefit) consisted of the following components:

	Years Ended December 31,
(in thousands)	2010	2009

Current:
Federal	$36	$(863)
State and local	1,106	(2,491)
Total current	1,142	(3,354)

Deferred:
Federal	52,315	(76,949)
State and local	41,250	(42,118)
Total deferred	93,565	(119,067)

Valuation allowance	(93,565)	119,114

Total tax provision (benefit)	$1,142	$(3,307)

A reconciliation of the statutory federal tax rate to our effective tax rate is as follows:

	Years Ended December 31,
	2010	2009

Statutory tax rate	35.0%	35.0%
Valuation allowance	18.7	(3.4)
State and local taxes, net of federal benefit	(5.2)	0.9
Partnership income not subject to tax	(38.0)	(33.2)
Goodwill write-off	(6.2)	(0.5)
SCUs	--	1.6
Share-based compensation	(0.6)	(0.1)
Sale of discontinued operations	(0.6)	--
Other	(3.3)	(0.2)
Effective tax rate	(0.2)%	0.1%

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

The components of the deferred tax assets and (liabilities) are as follows:

	December 31,
(in thousands)	2010	2009

Deferred tax assets:
Deferred revenue	$12,669	$19,429
Share-based compensation	2,841	5,962
Goodwill	5,078	8,684
Intangible assets	22,770	23,916
Derivatives	18,307	7,412
Investments	513	23,004
Purchased servicing rights	4,251	4,276
Bad debt reserve	18,436	14,363
Affordable Housing loss reserve	34,587	62,135
Partnerships and depreciation	--	12,375
Lease termination reserve	--	23,911
Net operating losses	51,526	57,101
Deferred rent	1,420	--
Capital losses	--	6,504
Tax credits	3,761	2,320
Other	648	347
Total deferred tax assets	176,807	271,739

Deferred tax liabilities:

Partnerships and depreciation	(1,046)	--
Deferred costs	(474)	(911)
Originated mortgage service rights	(7,327)	(9,302)
Total deferred tax liabilities	(8,847)	(10,213)

Valuation allowance	(167,960)	(261,526)

Net deferred tax asset	$--	$--

Federal net operating loss is $120.0 million and our state and local net operating loss is $119.0 million.  Net operating losses can be carried forward and offset taxable income for 20 years and expire in 2027 through 2030.  Our major state jurisdictions where we file income tax returns include New York, Texas and California.  The statute of limitations for the open years expire in 2012 through 2014.  The Company has a request before the Internal Revenue Service that may result in the restoration of approximately $60.8 million of net operating loss carryforwards and approximately $147.0 million of capital loss carryforward.

The Internal Revenue Service is examining the consolidated corporate federal income tax return for our subsidiaries subject to taxes for the tax years ended December 31, 2006 and 2007.  The Internal Revenue Service examinations are ongoing and no significant issues have yet been raised.

The components of our reserve for uncertain tax positions were as follows:

	December 31,
(in thousands)	2010	2009

Gross unrecognized tax benefits	$1,568	$1,489
Accrued interest and penalties	--	79

Total	$1,568	$1,568

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)

Balance at January 1, 2009	$2,484
Additions for tax positions of prior years	80
Reductions for tax positions of prior years	(996)

Balance at December 31, 2009	1,568
Additions for tax positions of prior years	--
Reductions for tax positions of prior years	--

Balance at December 31, 2010	$1,568

NOTE 28 – Earnings per Share

The calculation of basic and diluted net loss per share is as follows:

	Year Ended December 31,
	2010		2009
(in thousands, except per share amounts)	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations

Numerator:
Net income (loss) attributable to Centerline Holding Company shareholders	$(96,185)	$71,360	$(203,051)	$(252,330)
Preferred dividends(1)	25,043	--	(20,035)	--
Undistributed income (loss) attributable to Centerline Holding Company shareholders	(71,142)	71,360	(223,086)	(252,330)
Undistributed earnings attributable to redeemable securities	--	--	--	--
Effect of redeemable share conversions (Note 20)(3)	284,765	--	(6,246)	--
Net income (loss) attributable to Centerline Holding Company shareholders used for EPS calculations – basic	$213,623	$71,360	$(229,332)	$(252,330)
Undistributed earnings allocated to redeemable securities on a dilution basis	--	--	--	--
Net income (loss) attributable to Centerline Holding Company shareholders used for EPS calculations – diluted	$213,623	$71,360	$(229,332)	$(252,330)

Denominator:
Weighted average shares outstanding
Basic	297,088	297,088	53,963	53,963
Effect of dilutive shares – Restricted shares(2)	714	714	--	--
Diluted	297,802	297,802	53, 963	53,963

Calculation of EPS:
Net income (loss) attributable to Centerline Holding Company shareholders – basic	$213,623	$71,360	$(229,332)	$(252,330)
Weighted average shares outstanding – basic	297,088	297,088	53, 963	53,963
Net income (loss) attributable to Centerline Holding Company shareholders – basic	$0.72	$0.24	$(4.25)	$(4.68)
Net income (loss) attributable to Centerline Holding Company shareholders – diluted	$213,623	$71,360	$(229,332)	$(252,330)
Weighted average shares outstanding –diluted	297,802	297,802	53, 963	53,963
Net income (loss) per share attributable to Centerline Holding Company shareholders – diluted	$0.72	$0.24	$(4.25)	$(4.68)

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

(1)   2009 includes dividends in arrears. 2010 reflects a reversal of all preferred dividends in arrears upon conversion of the preferred CRA shares into Special Series A Shares.
(2)   Restricted shares have been excluded from the 2009 calculation of the diluted earnings per ordinary shares because of their anti-dilutive effect.  The total restricted shares excluded from the calculations of diluted earnings per share were 7,429 for year ended December 31, 2009.
(3)   Effect of redeemable share conversions includes in 2010 the increase to common shareholder’s equity of $286.2 million, representing the difference between the carrying value of the redeemable securities at conversion and the fair value of the Special Series A Shares issued.

NOTE 29 – Financial Risk Management and Derivatives

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

As of December 31, 2010, we held the following derivative positions:

•
Developers of Properties:  We were party to 17 interest rate swap agreements with the developers of properties relating to certain mortgage revenue bonds we previously owned.  We entered into these swap agreements to effectively convert the fixed rate of interest (per the terms of the mortgage revenue bond) to a variable rate.  Under the terms of these agreements, we pay fixed interest rates equal to those of the related bonds and receive interest at a variable rate (based on the Securities Industry and Financial Markets Association (“SIFMA”) index).  Since the December 2007 re-securitization transaction, these swaps are now deemed to be free-standing derivatives.  At December 31, 2010, these swaps had an aggregate notional amount of $159.6 million, a weighted average interest rate of 5.83% and a weighted average remaining term of 12.0 years (we terminated six of these types of swaps during 2009 and two during 2010 at a net gain of $9.0 million in 2009 and $2.1 million in 2010).

•
Our Affordable Housing Group is party to an interest rate swap whereby we pay a variable rate of interest (based on the SIFMA index) and receive interest at a fixed rate of 3.83%.  At December 31, 2010, the swap had a notional amount of $9.5 million, with a variable interest rate of 0.63% payable to a third party and remaining term of 12.4 years.

In June 2009, we terminated an interest rate swap we had initially used to hedge the interest rate risk of our Term Loan and Revolving Credit Facility (see Note 15).

Qualitative information regarding the swaps to which we are or were a party (including those agreements on behalf of consolidated partnerships) is detailed in section C below.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

C.	Financial Statement Impact

Interest rate swaps in a net liability position (“out of the money”) are recorded in accounts payable, accrued expenses and other liabilities and those in a net asset position (“in the money”) are recorded in deferred costs and other assets.  None of the swaps were designated as hedges as of the dates presented.  The amounts recorded were as follows:

	December 31,
(in thousands)	2010	2009

Net liability position	$18,831	$17,964
Net asset position	$742	$612

Presented below are amounts included in Interest expense in the Consolidated Statements of Operations related to the swaps described above:

	Years Ended December 31,
(in thousands)	2010	2009

Not designated as hedges:

Interest payments	$10,138	$23,469
Interest receipts	(3,994)	(8,160)
Change in fair value	2,787	(12,820)
Amortization of unrealized losses reclassified from accumulated other comprehensive income	--	2,603
Subtotal	8,931	5,092

Terminated swap contracts:

Loss on termination of free-standing derivatives	(2,052)	(9,046)

Included in interest expense	$6,879	$(3,954)

During 2010 and 2009, we recorded no accumulated other comprehensive income or loss relating to the swaps described above.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

NOTE 30 – Related Party Transactions

Investments in and Loans to Affiliates

The components of investments in and loans to affiliates are presented in the table below:

	December 31,
(in thousands)	2010	2009

Within continued operations:
Fund advances related to property partnerships, net(1)	$55,003	$46,549
Other receivables from partnerships, net	982	820
Fees receivable and other, net	22,835	7,582
Subtotal	78,820	54,951
Less: Eliminations(2)	(78,310)	(52,969)

Total for continued operations	$510	$1,982

Within discontinued operations:
Loan to AMAC	$--	$79,877
Investment in AMAC common and preferred shares	--	12,195
Interest receivable on loan to AMAC	--	3,872
Fees receivable from AMAC	--	1,290
Subtotal	--	97,234
Cumulative equity losses and reserves	--	(92,934)
Subtotal	--	4,300
Co-investment in consolidated CMBS and High-Yield Debt Fund Partnerships	--	(77,400)
Co-investment in CUC	--	2,306
Fund advances related to property partnerships, net	--	707
Other receivables from partnerships, net	--	12,931
Fees receivable and other, net	--	505
Subtotal	--	(56,651)
Less: Eliminations(2)	--	64,469

Total for discontinued operation	$--	$7,818

(1)    Net of reserves of $32.0 million at December 31, 2010 and $24.0 million at December 31, 2009.
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

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

Impact to Statement of Operations

Our Consolidated Statements of Operations included the following amounts pertaining to related party transactions:

(in thousands)	Included in following line item on Consolidated Statements of Operations	Years Ended December 31,
		2010	2009

Within continued operations:
Expenses for management services provided by Island and procedures review payments made to Island	General and Administrative	$8,224	$--

Expenses for subservicing of mortgage loans by C-III	General and Administrative	6,515	--

Transition services charged to C-III, net	General and Administrative	(379)	--

Sublease charges to C-III	General and Administrative	(1,317)	--

Expenses for consulting and advisory services provided by TRCLP	General and Administrative	139	--

Expenses for property management services provided by TRCLP	Other Losses from Consolidated Partnerships, Net	5,942	5,661

Net interest rate swap payments to property developers controlled by TRCLP	Interest Expense	2,513	2,441

Within discontinued operations:
AMAC servicing fee income	Fee Income	(46)	(309)

Equity loss of AMAC(1)	Equity and Other Income	--	5,300

(1) Includes write-down of loan and investments

A.	Island Centerline Manager LLC (the “Manager”)

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

•
we paid $5.0 million of advisory fees over a 12 month period from the date of the agreement for certain fund management review services and have paid and will pay a $5.0 million annual base management fee and an annual incentive fee if certain EBITDA thresholds are met (as defined in the agreement).

The agreement provides each party with various rights of termination, which in our case under certain circumstances would require the payment of a termination fee in an amount equal to three times the base and incentive fee earned during the previous year.

In connection with the March 2010 Restructuring, we entered into a subservicing agreement with C-III pursuant to which C-III agreed to service and administer mortgage loans on our behalf.  During 2010, we paid a total amount of $6.5 million relating to these services.

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

The consulting and advisory agreement is terminable by CCG and the TRCLP Consultant by mutual consent as specified in the consulting and advisory agreement.  If the consulting and advisory agreement is terminated by CCG due to a change of control of the Company, CCG is obligated to pay the TRCLP Consultant a termination fee in the amount of the fair market value of the TRCLP Consultant’s remaining rights under the consulting and advisory agreement determined in accordance with procedures specified in the agreement.  If the consulting and advisory agreement is terminated by CCG because the TRCLP Consultant or any of its affiliates engaged in a specified competitive business, the Company or CCG will assume all obligations under the TRCLP Loan Agreement and indemnify the TRCLP Consultant and its affiliates for any loss, cost and expense incurred from and after the date of such assumption.

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

The $5.0 million of debt assumed by TRCLP was recorded as an extinguishment of debt for which we deferred a $5.0 million gain. The deferred gain will be recognized into income over the life of the consulting agreement.  As of December 31, 2010, the unrecognized balance was $5.0 million.

C.	Fund Advances Related to Property Partnerships, Net

Fund advances related to property partnerships represent monies we loaned to certain Tax Credit Fund Partnerships to allow them to provide financial support to property partnerships in which they invest.  We expect the Tax Credit Fund Partnerships will repay those loans from the release of reserves, proceeds from asset sales and other operating sources.  Loans we made (net of recoveries) were $15.0 million and $11.6 million in 2010 and 2009, respectively.  In connection with the restructuring of certain credit intermediation agreements, certain of these fund advances were contributed to our Centerline Guaranteed Holdings LLC (“Guaranteed Holdings”) and CFin Holdings subsidiaries.  See Affordable Housing Transactions – Property Partnerships in Note 32).

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
Notes to Consolidated Financial Statements
(continued)

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

In the March 2010 Restructuring, we sold the loan and the collateral management contract for a total proceeds of $3.3 million. As we (i) were only managing AMAC until approval of its plan of bankruptcy, (ii) recorded a full impairment of our investment in AMAC common shares, (iii) sold the loan and (iv) will be recording no future equity income, we have included AMAC within discontinued operations. We recorded a $1.0 million loss on the sale of the loan and collateral management contracts (see Note 3).

On April 26, 2010, AMAC filed, as part of its plan for liquidation, a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (Case No. 10-12196).  On October 15, 2010 the court’s approval of AMAC plan of bankruptcy became effective.

NOTE 31 – Business Segments

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

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

	Years Ended December 31,
(in thousands)	2010	2009

Revenues
Affordable Housing	$137,361	$132,928
Mortgage Banking	51,521	38,106
Corporate	1,222	2,086
Consolidated Partnerships	112,173	78,902
Eliminations	(83,120)	(72,243)
Consolidated Revenues	$219,157	$179,779

Depreciation and Amortization
Affordable Housing	$2,894	$7,507
Mortgage Banking	10,625	9,892
Corporate	9,752	17,109
Consolidated Depreciation and Amortization	$23,271	$34,508

Depreciation and Amortization of Consolidated Partnerships	$57,027	$50,045

Net Income (Loss) attributable to Centerline Holding Company shareholders
Affordable Housing	$(15,252)	$(212,406)
Mortgage Banking	9,871	146
Corporate	(92,511)	186
Consolidated Partnerships	(13)	(3)
Eliminations	1,720	9,026
Total Net Income (Loss) attributable to Centerline Holding Company shareholders – continuing operations	$(96,185)	$(203,051)

	December 31,
(in thousands)	2010	2009

Identifiable Assets
Affordable Housing	$1,139,707	$1,074,696
Mortgage Banking	41,010	102,521
Corporate	131,441	153,080
Consolidated Partnerships	4,152,403	4,446,472
Eliminations of intersegment balances	(458,821)	(427,140)
Consolidated Assets – continuing operations	$5,005,740	$5,349,629

NOTE 32 – Commitments and Contingencies

A.	Affordable Housing Transactions

Yield Transactions

We have entered into several credit intermediation agreements with either Natixis or Merrill Lynch (each a “Primary Intermediator”) to provide agreed-upon rates of return to third-party investors for pools of multifamily properties in certain Tax Credit Fund Partnerships.  In return, we have, or will receive fees, generally at the start of each credit intermediation period.  There are a total of 20 outstanding agreements to provide the specified returns through the construction and lease-up phases and through the operating phase of the properties.

Total potential exposure pursuant to these transactions at December 31, 2010 is $1.4 billion, assuming the funds achieve no return whatsoever beyond the December 31, 2010 measurement date (this assumes that all underlying properties fail and are foreclosed upon, causing us to invoke the “calamity call” provision in each fund on December 31, 2010).  Of these totals:

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

•	Five of the agreements (with $597.7 million of the potential exposure) are transacted by our subsidiary, Centerline Financial, an isolated special purpose entity wholly owned by CFin Holdings.

•
Seven of the agreements (with $447.9 million of the potential exposure) are with our subsidiary, CFin Holdings, an isolated special purpose entity owned 90% by CCG and 10% by Natixis.  On March 5, 2010, we entered into with Natixis a Master Novation, Stabilization, Assignment, Allocation, Servicing and Asset Management Agreement (the “Natixis Master Agreement”) pursuant to which six of the credit intermediation agreements (with $400.5 million of the potential exposure) originally transacted with Centerline Capital Group Inc. (“CCG”) and Centerline Holding Company (“CHC”) were terminated and assumed by CFin Holdings. Pursuant to an amendment to the Natixis Master Agreement entered into on June 30, 2010, one of the agreements that had been transacted with Centerline Financial (with $47.4 million of potential exposure) was novated and CFin Holdings assumed the obligations thereunder.

•
Eight of the credit intermediation agreements (with $383.0 million of the potential exposure) are with Centerline Guaranteed Holdings LLC, an isolated special purpose entity and wholly owned subsidiary of CCG. On March 5, 2010, the Company entered into with Merrill Lynch a Master Assignment, Stabilization, Assignment Allocation and Asset Management Agreement (the “Merrill Transaction Assignment Agreement”) pursuant to which the eight credit intermediation agreements originally transacted with CCG and CHC were assigned and assumed by Centerline Guaranteed Holdings LLC, which was capitalized with all current and future voluntary loans, receivables, and SLP fees associated with all Merrill Credit Enhanced Funds, deposit collateral of $46.3 million held by Merrill Lynch, and $0.1 million in cash.

In connection with the Natixis Master Agreement, all current and future voluntary loans, receivables, and Special Limited Partner (“SLP”) fees associated with all Natixis Credit Enhanced Funds were assigned to CFin Holdings (see Property Partnerships below).  As part of the Natixis Master Agreement, if certain conditions are met, we and Natixis have agreed to terms for the restructuring of certain bonds that were part of the Freddie Mac Re-securitization and Natixis has agreed to allow certain assets of CFin Holdings to be used for these bond restructurings.  In connection with the Natixis Master Agreement, we issued Natixis 1.2 million Special Series A Shares and recorded an expense of $2.8 million in “Other Fees” within “General and Administrative Expenses” on our Consolidated Statements of Operations.

During the fourth quarter of 2010, we did not complete the restructuring of certain bonds by the date required in the Natixis Master Agreement, which resulted in a cash freeze event under the terms of the agreement. As a result of the cash freeze event, we must obtain consent from Natixis prior to any usage of available cash at CFin Holdings. This event is also an event of default under our CFin Holdings Credit Agreement (see Note 15).  Among other remedies, upon this event of default Natixis can call the loan balance under the CFin Holdings Credit Agreement due. As of December 31, 2010, CFin Holdings has sufficient available cash to repay this loan in full.

In connection with the Merrill Transaction Assignment Agreement, CHC entered into a Reaffirmation of Guarantee in favor of Merrill Lynch whereby under certain circumstances CHC will indemnify Merrill for losses incurred under the yield transactions to the extent these losses are caused by events that occurred prior to the execution of the Merrill Transaction Assignment Agreement.  As part of the Merrill Transaction Assignment Agreement, if certain conditions are met, we have agreed to terms for the restructuring of certain bonds that were part of the December 2007 re-securitization and Merrill has agreed to allow certain assets of Guaranteed Holdings to be used for these bond restructurings.  In connection with the Transaction Assignment Agreement, we accrued a $25.7 million assumption fee in “Other Fees” within “General and Administrative Expenses” on our Consolidated Statements of Operations.  The fee is due upon the termination of certain yield transactions and is calculated as 50% of the value of the collateral securing Guaranteed Holdings’ obligations under these yield transactions but not to exceed $42.0 million.

The carrying value of all the above obligations under credit intermediation agreements, representing the deferral of the fee income over the obligation periods, was $23.7 million as of December 31, 2010 and $27.8 million as of 2009.  This amount is included in “Deferred revenues” within “Accounts payable, accrued expense and other liabilities” on our Consolidated Balance Sheets.

Loss Reserve Relating to Yield Transactions

During 2009, we developed a strategy to address a marked decline in the operating performance of many of the non-stabilized properties underlying our Affordable Housing investments, to manage our exposure under the yield transactions described above and to address the declining cash flows to our Series B Freddie Mac Certificates.  To address these matters and their potential impact on our interests, we expect to restructure many of the mortgage revenue bonds to allow the bonds secured by these properties to stabilize.  In connection with the Natixis Master Agreement and the Merrill Transaction Assignment Agreement, we have agreed to terms for the restructuring of certain of the mortgage revenue bonds.  This strategy, including the terms agreed to in the Natixis Master Agreement and the Merrill Transaction Assignment Agreement, entails cash infusions, which could approximate $325.9 million, from us and other parties with an economic interest in the properties, or may result in a reduction in the principal balance of our Series B Freddie Mac Certificates.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

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

Should the Primary Intermediators expend cash to execute these restructurings, CFin Holdings, CFin or Guaranteed Holdings may have to reimburse them or they may have to forfeit cash that we have deposited as collateral.  Should the Primary Intermediators not expend cash to the extent we have projected, we could incur additional impairments of our Series B Freddie Mac Certificates.  We have analyzed the expected operations of the underlying properties and, as of December 31, 2010, maintain a reserve for possible losses of $89.4 million, principally related to potential payments to reduce the principal balance of mortgage debt on specified properties in order to reduce exposure under the Yield Transactions.  As of 2009 the reserve for possible losses was $140.0 million.  In addition, the impact of the assumed restructuring led to a $78.0 million impairment of our Series B Freddie Mac Certificates (see Notes 8 and 24).

We have not yet been called upon to make payments under the yield transaction obligations.  However, certain cash and other assets were pledged as collateral to Merrill Lynch and Natixis by CFin, CFin Holdings, and Guaranteed Holdings. Potential additional collateral will be posted by Guaranteed Holdings from the future sale proceeds of three properties in the Merrill Lynch Credit Enhanced portfolio.  As of December 31, 2010, Guaranteed Holdings maintained collateral to satisfy Merrill Lynch’s collateral requirements, consisting of cash deposits of $46.3 million which is included in “Deferred costs and other assets, net” on our Consolidated Balance Sheets and a $18.5 million investment in Series A-1 Freddie Mac Certificates included in available-for-sale investments on our Consolidated Balance Sheet.  In addition, as of December 31, 2010, Centerline Financial and Guaranteed Holdings maintained a cash balance of $67.6 million included in “Cash and cash equivalents” as a capital requirement in support of their exposure under their credit intermediation agreements.

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

As of December 31, 2010, we had a $54.9 million receivable for advances as described above, net of a $32.0 million reserve for bad debt (see Note 30).  This includes $19.3 million (net of a $8.8 million reserve) recorded in CAHA’s books and $35.6 million (net of a $23.3 million reserve) recorded in our isolated special purpose entities’ CFin Holdings and Guaranteed Holdings books, including $25.1 million net receivables that were assigned by CAHA to these entities on March 5, 2010 in connection with the restructuring of the Yield Transactions as part of Receivables Assignment and Assumption Agreements with both Natixis and Merrill.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

B.	Forward Transactions

At December 31, 2010, we had forward commitments to originate loans under Freddie Mac programs of $13.9 million for mortgages to be funded through June 2011.  Each lending commitment has an associated purchase commitment from Freddie Mac.

In addition, as of December 31, 2010, we had commitments to sell mortgages that have already been funded to GSEs totaling $75.7 million, which are included in “Investments – Other” as “Mortgage loans held for sale” on the Consolidated Balance Sheets.

C.	Mortgage Loan Loss Sharing Agreements

Under the DUS program, we originate loans through one of our subsidiaries that are thereafter purchased or credit enhanced by Fannie Mae.  Pursuant to a master loss sharing agreement with Fannie Mae, we retain a first loss position with respect to the loans that we originate and sell under this program.  For these loss sharing loans, we assume responsibility for a portion of any loss that may result from borrower defaults, based on the Fannie Mae loss sharing formulas, and Fannie Mae risk Levels I, II or III.  All of the 964 loss sharing loans in this program as of December 31, 2010, were Level I loans.  For a majority of these loans, if a default occurs, we are responsible for the first 5% of the unpaid principal balance and a portion of any additional losses to a maximum of 20% of the original principal balance; any remaining loss is borne by Fannie Mae.  For 97 loans a modified risk sharing arrangement is applied in which our risk share is reduced to 0% to 75% of our overall share of the loss.  For Level II and Level III loans, we may carry a higher loss sharing percentage.  Pursuant to this agreement, we are responsible for funding 100% of mortgagor delinquency (principal and interest) and servicing advances (taxes, insurance and foreclosure costs) until the amounts advanced exceed 5% of the unpaid principal balance at the date of default.  Thereafter, for Level I loans, we may request interim loss sharing adjustments which allow us to fund 25% of such advances until final settlement under the master loss sharing agreement.  No interim sharing adjustments are available for Level II and Level III loans.

We also participate in loss sharing transactions for loans we originated under Freddie Mac’s Delegated Underwriting Initiative (“DUI”) program that are purchased by Freddie Mac.  Under the terms of our master agreement with Freddie Mac, we are obligated to reimburse Freddie Mac for a portion of any loss that may result from borrower defaults in DUI transactions.  For such loans, if a default occurs, our share of the standard loss will be the first 5% of the unpaid principal balance and 25% of the next 20% of the remaining unpaid principal balance to a maximum of 10% of the unpaid principal balance.  The loss on a defaulted loan is calculated as the unpaid principal amount due, unpaid interest due and default resolutions costs (taxes, insurance, operation and foreclosure costs) less recoveries.  As of December 31, 2010, we had 58 loss sharing loans in this program.

Our maximum exposure at December 31, 2010, pursuant to these agreements, was $984.8 million (representing what we would owe in accordance with the loss sharing percentages with Fannie Mae and Freddie Mac described above if every loan defaulted and losses were incurred in amounts equal to or greater than these levels for which we are responsible), although we believe this amount is not indicative of our actual potential losses.  We maintain an allowance for risk-sharing obligations for loans originated under these product lines at a level that, in management’s judgment, is adequate to provide for estimated losses.  At December 31, 2010 and 2009, that reserve was $29.9 million and $24.2 million, respectively.  The reserve is recorded in “Accounts payable, accrued expenses and other liabilities” on our Consolidated Balance Sheet.

The components of the change in the allowance for risk-sharing obligations were as follows:

(in thousands)

Balance at January 1, 2009	$13,116
Additional provision recorded during the year	11,163
Realized losses on risk-sharing obligations	(60)

Balance at December 31, 2009	24,219
Additional provision recorded during the year	10,002
Realized losses on risk-sharing obligations	(4,297)

Balance at December 31, 2010	$29,924

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

As of December 31, 2010, we maintained collateral consisting of money market and short-term investments of $10.9 million, which is included in “Restricted cash” on our Consolidated Balance Sheet, to satisfy the Fannie Mae collateral requirements of $10.7 million.  In addition, we maintain collateral in excess of program requirements.  At December 31, 2010, we had $10.1 million excess collateral to be used for potential future losses.

We are also required by the master agreement with Freddie Mac to provide collateral as security for payment of the reimbursement obligation.  The collateral can include a combination of the net worth of one of our mortgage banking subsidiaries, a letter of credit and/or cash.  To meet this collateral requirement, we have a letter of credit arrangement with Bank of America as a part of our Revolving Credit Facility (see Note 15).  At December 31, 2010, commitments under this agreement totaled $12.0 million.

D.	Legal Contingencies

We are subject to routine litigation and administrative proceedings arising in the ordinary course of business.  In addition, we are party to the following actions:

•
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

•
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

The complaint asserts claims that certain of the investment funds managed by the Company’s subsidiaries breached certain contracts by not paying a total of approximately $1.2 million in capital contributions to Lofts and Tenant, which are project partnerships in which certain of the Centerline Locust Street Defendants are limited partners.  The complaint also alleges that the Centerline Locust Street Defendant that serves as the special limited partner for Lofts and Tenant improperly removed certain plaintiffs from their positions as the general partners of Lofts and Tenant. The complaint seeks money damages of approximately $1.2 million, interest, costs, attorneys’ fees and declaratory relief.  The court conducted an evidentiary hearing on the motion for a preliminary injunction or a receiver on October 13 and 14, 2010 and in a memorandum and order dated January 13, 2011 denied that motion.  The Centerline Locust Street Defendants are currently evaluating their options respecting how to proceed in this action, which may include, among other things, settling the action and/or defending the claims asserted against them and prosecuting their counterclaims vigorously.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

E.	Other Contingent Liabilities

We have entered into several transactions pursuant to the terms of which we will provide credit support to construction lenders for project completion and Fannie Mae conversion.  In some instances, we have also agreed to acquire subordinated bonds to the extent the construction period bonds do not fully convert.  In some instances, we also provide payment, operating deficit, recapture and replacement reserve guarantees as business requirements for developers to obtain construction financing.  Our maximum aggregate exposure relating to these transactions was $203.8 million as of December 31, 2010 (although, to date, we have had minimal exposure to losses under these transactions and anticipate no material liquidity requirements in satisfaction of any guarantee issued).

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

Centerline Financial has two credit intermediation agreements to provide for monthly principal and interest debt service payments for debt owed by property partnerships owned by third parties, to the extent there is a shortfall in payment from the underlying property.  In return, we receive fees monthly based on a fixed rate until the expiration of the agreements which occur in 2023 and 2025.  Total potential exposure pursuant to these transactions is $33.7 million as well as monthly interest obligations, assuming the bonds default and cannot be sold.  The recourse upon default would be to acquire the bond and foreclose on the underlying property at which point the property would either be rehabilitated or sold.  The fair value of the obligations, representing the deferral of the fee income over the obligation period, was $0.9 million as of December 31, 2010.  This amount is included in “Deferred revenues” within “Accounts payable, accrued expenses and other liabilities” on our Consolidated Balance Sheets.

As indicated in Note 30, an affiliate of TRCLP assumed $5.0 million of the debt under our Term Loan and Revolving Credit Facility in connection with a consulting and advisory agreement we entered into with the TRCLP affiliate.  Under the consulting agreement, we are obligated to pay fees to the TRCLP affiliate equal to the interest payable on the TRCLP loan.

Under the terms of the agreement and as detailed in Note 30, in some cases, if we terminate the agreement we may be obligated to immediately repay the remaining principal balance of the TRCLP loan.

F.	Funding Commitments

Lease Obligations

The future minimum payments and income from subleases for operating leases as of December 31, 2010, were as follows:

(in thousands)	Minimum lease payments	Sublease income	Net minimum lease payments

Year Ending December 31,
2011	$8,422	$(2,854)	$5,568
2012	7,453	(2,862)	4,591
2013	7,041	(1,875)	5,166
2014	6,931	(1,579)	5,352
2015	6,910	(1,524)	5,386
Thereafter	15,348	(3,614)	11,734

Total	$52,105	$(14,308)	$37,797

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

We recorded rent expense of $5.8 million in 2010 and $13.8 million in 2009.

NOTE 33 – Subsequent Events

•
In January 2011, we signed a redemption agreement with a holder of 107,123 Convertible Redeemable CRA Shares according to which the shares and their rights were cancelled in exchange for $0.2 million.  As a result of this agreement, the aggregate gross issuance price for the Convertible Redeemable CRA Shares due on or after January 1, 2012 was reduced to $11.0 million.

•
On February 10, 2011, we closed a $119.25 million multi-investor LIHTC fund.  With the closing of the new fund, we are due to receive a $2.3 million in acquisition allowance fees, $2.6 million in property acquisition fees and $1.7 million in partnership management fees.  These fees are deferred and recognized over various periods as described in Note 2.

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

(b)
Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ending December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV
Item 15.	Exhibits and Financial Statement Schedules.
		Sequential Page
(a)1.	Financial Statements
	Report of Independent Registered Public Accounting Firm	65
	Consolidated Balance Sheets as of December 31, 2010 and 2009	66
	Consolidated Statements of Operations for the years ended December 31, 2010 and 2009	67
	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2010 and 2009	68
	Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009	69
	Notes to Consolidated Financial Statements	71
(a)2.	Financial Statement Schedules All schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements and the notes thereto.

.	Exhibits
	1.	The Restated Certificate of Trust of Centerline, dated February 26, 2002, as filed in the office of the Secretary of State on February 26, 2002*
3.(i)a
Certificate of Amendment of the Restated Certificate of Business Trust dated as of November 17, 2003 (incorporated by reference to Exhibit 3.3 of our Registration Statement on Form S-8, filed with the Commission on November 25, 2003).

Certificate of Amendment of the Restated Certificate of Trust, effective April 2, 2009 and dated March 28, 2009 (incorporated by reference to Exhibit 3.3 of our Current Report on Form 8-K filed with the Commission on April 6, 2007).

Third Amended and Restated Trust Agreement dated as of , 2010 (incorporated by reference to Exhibit of our Proxy Statement for Annual Shareholders’ Meeting).

Sixth Amended and Restated Bylaws of Centerline Holding Company, dated October 6, 2010 incorporated by reference to Appendix D of the definitive Proxy Statement for our Annual Meeting of Shareholders filed on Schedule 14A with the Commission on August 24, 2010.

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

10(d)
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

10(h)	Amendment No. 1 to the Amended and Restated Operating Agreement of Centerline Capital Company LLC, dated as of March 5, 2010*.
10(i)
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

10(k)	Lock-Up Agreement of Stephen M. Ross, dated November 17, 2003 (incorporated by reference to Exhibit 99.16 of our Current Report on Form 8-K filed with the Commission on December 1, 2003).
10(l)	Centerline Holding Company Guaranty, dated December 17, 2002 (incorporated by reference to Exhibit 99.27 of our Current Report on Form 8-K filed with the Commission on December 1, 2003).
10(m)	Amended and Restated Incentive Share Plan (incorporated by reference to Exhibit 99.1 of our Form S-8/A, filed with the Commission on March 2, 2004).
10(n)	Form of Non-Qualified Share Option Award Agreement (incorporated by reference to Exhibit 10(af) of our December 31, 2004 Annual Report on Form 10-K).
10(o)	Form of Restricted Share Award Agreement (incorporated by reference to Exhibit 10(ag) of our December 31, 2004 Annual Report on Form 10-K).

10(p)
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

10(ai)	Amendment to Amended and Restated Incentive Share Plan (incorporated by reference to Exhibit 10(s) of our December 31, 2006 Annual Report on Form 10-K).
10(aj)
Consulting and Advisory Agreement, dated March 5, 2010, between Centerline Capital Group, Inc. and TRCLP Affordable Acquisitions LLC (incorporated by reference to Exhibit 10.22 of our Current Report on Form 8-K filed with the Commission on March 11, 2010).

10(ak)
Tax Benefits Preservation Plan, dated March 5, 2010, between Centerline Holding Company and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.23 of our Current Report on Form 8-K filed with the Commission on March 11, 2010).

10(al)
Bond Exchange Agreement, dated as of December 27, 2007, among Federal Home Loan Mortgage Corporation, Centerline 2007-1 EIT Securitization, LLC, Centerline 2009-1 SU Securitization, LLC and Centerline 2007-1 T Securitization, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on January 3, 2007).

10(am)
Reimbursement, Pledge and Security Agreement, dated as of December 27, 2007, between Federal Home Loan Mortgage Corporation and Centerline Sponsor 2009-2 Securitization, LLC (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Commission on January 3, 2007).

10(an)
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

10(ao)
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

10(as)
Stabilization Guaranty, Escrow and Security Agreement, dated as of December 27, 2007, between Centerline Stabilization 2009-1 Securitization, LLC and Federal Home Loan Mortgage Corporation (incorporated by reference to Exhibit 10.8 of our Current Report on Form 8-K filed with the Commission on January 3, 2007).

10(at)
Stabilization Limited Support Agreement, dated as of December 27, 2007, between Centerline Holding Company and Federal Home Loan Mortgage Corporation (incorporated by reference to Exhibit 10.9 of our Current Report on Form 8-K filed with the Commission on January 3, 2007).

10(au)
Certificate Placement Agreement, dated as of December 27, 2007, among Morgan Stanley & Co., Centerline Holding Company and Federal Home Loan Mortgage Corporation (incorporated by reference to Exhibit 10.10 of our Current Report on Form 8-K filed with the Commission on January 3, 2009).

10(av)
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

10(bo)
Amendment No. 1 to the Management Agreement, dated as of March 5, 2010, entered into by and among Island Centerline Manager LLC, on the one hand, and Centerline Holding Company and Centerline Capital Group Inc., jointly and severally on the other hand (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on May 18, 2010).

10(bp)
Amendment to Master Novation, Stabilization, Contribution, Allocation Servicing and Asset Management Agreement, effective June 30, 2010 among Centerline Holding Company, Centerline Capital Group Inc., Centerline Affordable Housing Advisors LLC, Centerline Guaranteed Manager LLC, Centerline Financial Holdings LLC, Centerline Mortgage Capital Inc. and Natixis Financial Products Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on July 7, 2010).

10(bq)
Amended and Restated and Novation of Management Agreement dated as of July 29, 2010, is by and among Centerline Holding Company, a Delaware statutory trust, Centerline Affordable Housing Advisors LLC, a Delaware limited liability company, and Centerline Capital Group Inc., a Delaware corporation (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on August 3, 2010).

10(br)
Third Amended and Restated Warehousing Credit and Security Agreement, dated as of October 4, 2010, among Centerline Mortgage Capital Inc., Centerline Mortgage Partners Inc., and Bank of America, N.A., as agent for the lender, and as lender (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on October 5, 2010).

21	Subsidiaries of our Company*
23	Consent of Independent Registered Public Accounting firm*
31	Principal Executive Officer and Principal Financial Officer certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.*
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTERLINE HOLDING COMPANY

(Registrant)

Date:	March 30, 2011	By:	/s/ Robert L. Levy
Robert L. Levy President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CENTERLINE HOLDING COMPANY

(Registrant)

Date:	March 30, 2011	By:	/s/ Robert L. Levy
Robert L. Levy President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Executive Officer)

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Robert L. Levy, his true and lawful attorney-in-fact with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to cause the same to be filed, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby granting to said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing whatsoever requisite or desirable to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all acts and things that said attorneys-in-fact and agents, or either of them, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of us and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert L. Levy
Robert L. Levy	Managing Trustee, President, Chief Financial Officer and Chief Operating Officer	March 30, 2011
/s/ Jerome Y. Halperin
Jerome Y. Halperin	Managing Trustee	March 30, 2011
/s/ Robert L. Loverd
Robert L. Loverd	Managing Trustee	March 30, 2011
/s/ Thomas W. White
Thomas W. White	Managing Trustee	March 30, 2011
/s/ Robert A. Meister
Robert A. Meister	Managing Trustee	March 30, 2011