Form 10-Q
period 2011-03-31
CENTERLINE HOLDING CO
filed 2011-05-16
CIK 1043325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

______________

FORM 10-Q

______________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 6, 2011, there were 349.2 million outstanding shares of the registrant’s common shares of beneficial interest.

Table of Contents

CENTERLINE HOLDING COMPANY

FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2011	December 31, 2010
	(Unaudited)

ASSETS

Cash and cash equivalents	$121,638	$119,598
Restricted cash	13,538	13,231
Investments:
Available-for-sale (Note 5)	448,118	485,280
Equity method (Note 6)	6,998	5,635
Mortgage loans held for sale and other assets (Note 7)	81,912	77,287
Investments in and loans to affiliates, net (Note 23)	4,345	510
Intangible assets, net (Note 8)	9,317	9,494
Mortgage servicing rights, net (Note 9)	66,488	65,614
Deferred costs and other assets, net (Note 10)	73,680	76,686
Consolidated partnerships (Note 11):
Investments:
Equity method	3,272,843	3,302,667
Land, buildings and improvements, net	575,201	567,073
Other assets	299,529	282,665
Assets of discontinued operations	--	18

Total assets	$4,973,607	$5,005,758

Liabilities:
Notes payable and other borrowings (Note 12)	$240,854	$231,374
Financing arrangements and secured financing (Note 13)	651,545	665,875
Accounts payable, accrued expenses and other liabilities (Note 14)	228,705	237,804
Preferred shares of subsidiary (subject to mandatory repurchase)	55,000	55,000
Consolidated partnerships (Note 15):
Notes payable	128,928	137,054
Due to property partnerships	116,213	86,642
Other liabilities	290,635	273,409

Total liabilities	1,711,880	1,687,158

Redeemable securities (Note 16)	10,658	12,462

Commitments and contingencies (Note 25)

Equity:
Centerline Holding Company beneficial owners’ equity (deficit):
Special preferred voting shares; no par value; 11,867 shares issued and outstanding in 2011 and 12,731 shares issued and outstanding in 2010	119	127
Common shares; no par value; 800,000 shares authorized; 356,226 issued and 349,166 outstanding in 2011 and 355,362 issued and 348,302 outstanding in 2010	155,904	148,110
Treasury shares of beneficial interest – common, at cost; 7,060 shares in 2011 and 2010	(65,764)	(65,764)
Accumulated other comprehensive income	82,497	78,831

Centerline Holding Company total	172,756	161,304

Non-controlling interests (Note 17)	3,078,313	3,144,834

Total equity	3,251,069	3,306,138

Total liabilities and equity	$4,973,607	$5,005,758

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Interest income	$7,827	$12,608
Fee income	7,930	7,133
Gain on sale of mortgage loans	5,723	4,412
Other	971	542
Consolidated partnerships (Note 20):
Interest income	245	419
Rental income	25,923	26,426
Other	90	1,072
Total revenues	48,709	52,612
Expenses:
General and administrative (Note 18)	23,578	64,143
Recovery of losses, net (Note 18)	(2,789)	(112,496)
Interest	13,499	12,788
Interest – distributions to preferred shareholders of subsidiary	960	2,320
Depreciation and amortization	3,546	6,465
Loss on impairment of assets (Note 19)	--	22,409
Consolidated partnerships (Note 20):
Interest	4,661	6,319
Other expenses	45,833	53,303
Total expenses	89,288	55,251
Loss before other income	(40,579)	(2,639)
Other (loss) income:
Equity and other loss, net	--	(134)
Gain on settlement of liabilities	1,756	25,253
Gain from repayment or sale of investments	--	2,191
Other losses from consolidated partnerships (Note 20)	(61,441)	(90,806)
Loss from continuing operations before income tax provision	(100,264)	(66,135)
Income tax provision – continuing operations	(193)	(393)
Net loss from continuing operations	(100,457)	(66,528)
Discontinued operations (Note 2):
Income from discontinued operations before income taxes	253	140,293
Gain on sale of discontinued operations, net	--	20,500
Income tax provision – discontinued operations	--	(531)
Net income from discontinued operations	253	160,262
Net (loss) income	(100,204)	93,734
Net loss attributable to non-controlling interests (Note 17)	100,966	45,977
Net income attributable to Centerline Holding Company shareholders	$762	$139,711
Net income per share (Note 21):
Basic
Income from continuing operations	$-- (1)	$2.68
Income from discontinued operations	$-- (1)	$0.49
Diluted
Income from continuing operations	$-- (1)	$2.63
Income from discontinued operations	$-- (1)	$0.48
Weighted average shares outstanding (Note 21):
Basic	348,647	140,603
Diluted	349,268	143,500
(1) Amount calculates to less than one cent per share.

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands)
(Unaudited)

	Convertible CRA Shares	Special Preferred Voting Shares	Special Series A Shares		Common Shares		Treasury Shares	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total	Comprehensive Income (loss)	Redeemable Securities
			Shares		Shares
January 1, 2011	$--	$127	--	$--	348,302	$148,110	$(65,764)	$78,831	$3,144,834	$3,306,138	--	$12,462
Net income (loss)	--	--	--	--	--	762	--	--	(100,966)	(100,204)	$(100,204)	--
Unrealized gains (losses), net	--	--	--	--	--	--	--	3,666	(12)	3,654	3,654	--
Share-based compensation	--	--	--	--	--	20	--	--	--	20	--	--
Conversions or redemptions	--	(8)	--	--	864	7,114	--	--	(7,102)	4	--	--
Fair value accretion	--	--	--	--	--	(113)	--	--	--	(113)	--	113
Contributions	--	--	--	--	--	11	--	--	40,174	40,185	--	--
Exchange of Convertible Special Common Units to Common Shares	--	--	--	--	--	--	--	--	--	--	--	(1,917)
Net decrease due to newly consolidated general partnerships	--	--	--	--	--	--	--	--	2,953	2,953	--	--
Distributions	--	--	--	--	--	--	--	--	(1,568)	(1,568)	--	--
March 31, 2011	$--	$119	--	$--	349,166	$155,904	$(65,764)	$82,497	$3,078,313	$3,251,069	$(96,550)	$10,658
	Convertible CRA Shares	Special Preferred Voting Shares	Special Series A Shares		Common Shares		Treasury Shares	Accumulated Other Comprehensive Income (loss)	Non- Controlling Interests	Total	Comprehensive Income	Redeemable Securities
			Shares		Shares
January 1, 2010	$(1,235)	$127	--	$--	53,820	$(104,054)	$(65,351)	$(1,007,837)	$3,361,785	$2,183,435	--	$332,480
Net income (loss)	--	--	--	--	--	139,711	--	--	(45,977)	93,734	$93,734	--
Allocation of earnings	32	--	--	83,212	--	(83,244)	--	--	--	--	--	--
Unrealized gains, net	--	--	--	--	--	--	--	41,471	16,699	58,170	58,170	--
Share-based compensation	--	--	--	--	7,343	2,220	--	--	--	2,220	--	--
Conversions or redemptions	--	--	--	--	258	305	--	--	(385)	(80)	--	--
Fair value accretion	--	--	--	--	--	(1,064)	--	--	--	(1,064)	--	1,064
Contributions	--	--	--	--	--	--	--	--	28,152	28,152	--	--
Issuance of and conversion to Special Series A Shares	1,203	--	19,325	46,480	--	286,231	--	--	--	333,914	--	(321,484)
Adoption of ASU 2009-17	--	--	--	--	--	(55,120)	--	994,594	(323,315)	616,159	--	--
Treasury shares	--	--	--	--	(2,999)	--	(413)	--	--	(413)	--	--
Net increase due to deconsolidation	--	--	--	--	--	(1,756)	--	(16,383)	446,873	428,734	--	--
Net decrease due to newly consolidated general partnerships	--	--	--	--	--	--	--	--	(9,230)	(9,230)	--	--
Distributions	--	--	--	--	--	--	--	--	(11,135)	(11,135)	--	--
March 31, 2010	$--	$127	19,325	$129,692	58,422	$183,229	$(65,764)	$11,845	$3,463,467	$3,722,596	$151,904	$12,060

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(100,204)	$93,734
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Non-cash (income) loss from consolidated partnerships	102,780	(1,689)
Gain from repayment or sale of investments	--	(2,191)
Gain on sale of discontinued operations	--	(20,500)
Gain on settlement of liabilities	(1,756)	(25,253)
Lease termination costs	--	(48,044)
Assumption fees	1,397	27,623
Reserves for bad debts, net of reversals	2,711	(3,542)
Affordable Housing loss reserve	(5,500)	(62,000)
Loss on impairment of assets	--	22,409
Depreciation and amortization	3,546	6,465
Equity in losses of unconsolidated entities, net	--	134
Share-based compensation expense	20	2,220
Non-cash expenses relating to issuance of Special Series A Shares	--	2,842
Non-cash impact of derivatives	(703)	(1,471)
Non-cash interest expense, net	4,671	2,523
Other non-cash expense, net	1,034	2,035
Capitalization of mortgage servicing rights	(3,634)	(2,715)
Changes in operating assets and liabilities:
Mortgage loans held for sale	(4,790)	(10,389)
Deferred revenues	1,295	(5,004)
Receivables	972	3,410
Other assets	(772)	(1,287)
Loan loss reserve	(238)	231
Accounts payable, accrued expenses and other liabilities	(4,300)	(10,555)
Changes in operating assets and liabilities of discontinued operations	--	1,251
Net cash flow used in operating activities	(3,471)	(29,763)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale and repayment of available-for-sale securities	(54)	65
Sale and repayments of mortgage loans held for investment	11	340
Proceeds from sale of discontinued operations	--	37,795
Decrease (increase) in restricted cash, escrows and other cash collateral	612	(8,224)
Return of capital from equity investees	--	11
Acquisition of furniture, fixtures and leasehold improvements	(76)	(151)
Equity investments and other investing activities	(2,221)	509
Net cash flow (used in) provided by investing activities	(1,728)	30,345

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to equity holders	(1,556)	(1,556)
Repayments of term loan	--	(14,308)
Proceeds from Centerline Financial Holdings Credit Facility	--	20,000
Increase in mortgage loan warehouse facilities	4,938	10,298
Increase (decrease) in other notes payable	4,000	(2,500)
Proceeds from Special Series A Preferred Shares, net of offering costs	--	9,558
Redemption of Convertible Redeemable CRA Shares	(161)	--
Net cash flow provided by financing activities	7,221	21,492
Net increase in cash and cash equivalents	2,022	22,074
Cash and cash equivalents at the beginning of the period	119,616	95,728
Cash and cash equivalents at the end of the period	121,638	117,802
Less cash and cash equivalents of discontinued operations	--	129
Cash and cash equivalents of continuing operations at end of period	$121,638	$117,673
Non-cash investing and financing activities:
Net change in re-securitized mortgage revenue bonds:
Secured financing liability	$14,330	$(27,802)
Mortgage revenue bonds	$(16,020)	$34,421
Increase in Series B Freddie Mac Certificates	$1,683	$(7,535)
Decrease in Series A-1 Freddie Mac Certificates	$6	$916
Exchange of Convertible Special Common Units to Common Shares	$7,102	$--
Conversion of redeemable securities to Special Series A Shares	$--	$321,483
Treasury stock purchase via employee withholding	$--	$413
Debt assumed by third parties	$--	$65,000
Issuance of Special Series A Shares	$--	$2,842

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – Description of Business and Basis of Presentation

A.	Description of Business

Centerline Holding Company, through its subsidiaries, provides real estate financial and asset management services to the affordable and conventional multifamily housing industry.  We offer a range of debt and equity financing and investment products to developers, owners, and investors.  As of March 31, 2011, the Company had $9.4 billion of investor equity under management and $8.7 billion of loans in its mortgage servicing portfolio.  A substantial portion of our business is conducted through our subsidiaries, generally under the designation Centerline Capital Group (“CCG”).  The term “we” (“us”, “our” or “the Company”) as used throughout this document may refer to a subsidiary or the business as a whole, while the term “parent trust” refers only to Centerline Holding Company as a stand-alone entity.

We manage our operations through four reportable segments, including two segments not involved in direct operations.  Our two operating segments are:

Affordable Housing, which offers fund management services to investors in affordable multifamily equity and affordable debt underwriting, pricing, origination and servicing, as well as managing our retained interests from the December 2007 re-securitization of our mortgage revenue bond portfolio with Federal Home Loan Mortgage Corporation (“Freddie Mac”);

Mortgage Banking, which provides a broad spectrum of financing products for multifamily housing, manufactured housing, senior housing and student housing, including loan underwriting, pricing, origination and servicing.

Our Corporate segment, comprising Finance and Accounting, Treasury, Legal, Corporate Communications, Operations and Risk Management departments, supports our two operating segments and also generates revenue, primarily from the results of the Treasury operation.

Consolidated Partnerships comprise certain funds we control, regardless of the fact that we have virtually no economic interest in such entities.  Consolidated Partnerships include the LIHTC investment fund partnerships we originate and manage through the Affordable Housing segment and certain other property partnerships, all of which we are required to consolidate.

B.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared consistent with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the condensed consolidated financial statements contain all adjustments (only normal recurring adjustments) necessary to present fairly the financial statements of interim periods.  Given that our Affordable Housing businesses may have a higher volume of transactions in the fourth quarterly period, the operating results for interim periods may not be indicative of the results for the full year.

These unaudited condensed consolidated financial statements are intended to be read in conjunction with the audited consolidated financial statements and notes included in our Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”), which contains a summary of our significant accounting policies.  Certain footnote detail is omitted from the condensed consolidated financial statements unless there is a material change from the information included in the 2010 Form 10-K.

C.	Recently Issued Accounting Pronouncements

•
In January 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  The amendments temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities.  Under the existing effective date in ASU 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010.  The amendments in this update temporarily defer that effective date, enabling public-entity creditors to provide those disclosures after the Board clarifies the guidance for determining what constitutes a troubled debt restructuring.  The deferral in this update will result in more consistent disclosures about troubled debt restructurings.  This amendment does not defer the effective date of the other disclosure requirements in ASU 2010-20.  ASU 2011-01 is effective upon issuance.  The adoption of ASU 2010-20 and ASU 2011-01 have no material impact on our consolidated financial statements.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
In April 2011, The FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  The Update clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings.  The update is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption for public companies.  We do not expect the adoption of ASU 2011-02 to have an impact on our consolidated financial statements.

•
In April 2011, the FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements.  This update revises the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The update will be effective for interim and annual reporting periods beginning on or after December 15, 2011, early adoption is prohibited, and the amendments will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. We are still assessing the impact of this guidance on the Company’s financial condition or results of operations.

NOTE 2 – Discontinued Operations

On March 5, 2010, we completed a comprehensive restructuring of the Company (the “March 2010 Restructuring”), whereby we:

•	sold our Portfolio Management business and the portion of the Commercial Real Estate Group that was not affiliated with loan originations;

•	amended and restructured our senior credit facility;

•	restructured various components of our equity and issued a new series of shares;

•	restructured our credit intermediation agreements (see Note 25); and

•	settled the majority of our unsecured liabilities.

As a result of the March 2010 Restructuring, the Company exited in its entirety the Commercial Real Estate Fund Management and Portfolio Management business, and has no continuing involvement in such operations subsequent to the transaction.  Accordingly, for all periods presented, the operating results, assets and liabilities, and certain operating cash flows of the Commercial Real Estate Fund Management and Portfolio Management segments are presented separately in discontinued operations in our condensed consolidated financial statements.  The notes to the condensed consolidated financial statements, unless otherwise noted, have been adjusted to exclude discontinued operations.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Results from discontinued operations for the three months ended March 31, were as follows:

(in thousands)	2011	2010

Operating revenues	$--	$1,096,318
Operating expenses	(253)	1,047,789

Operating income from discontinued operations before income tax provision	253	48,529	(1)

Gain from liquidation of fund partnership	--	91,764	(2)

	253	140,293

Gain on sale of discontinued operations	--	20,500

Income tax provision	--	(531)

Net income from discontinued operations	253	160,262

Net income attributed to non-controlling interests – discontinued operations	--	(89,918)

Net income attributed to Centerline Holding Company shareholders – discontinued operations	$253	$70,344

(1)   Comprised of an approximately $64.0 million reversal of loan loss reserves due to the March 2010 Restructuring, established pursuant to our adoption of ASU 2009-17, which revised the consolidation model with respect to Variable Interest Entities (“VIEs”), offset by losses from operating activity.
(2)   Principally comprised of non-cash reversals of impairments recorded on liquidated CMBS investments due to the March 2010 Restructuring.

NOTE 3 – Fair Value Disclosures

A.	General

We have categorized our assets and liabilities recorded at fair value based upon the fair value hierarchy specified by Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”).  The levels of fair value hierarchy are as follows:

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

•	Level 3 inputs are unobservable and typically based on our own assumptions, including situations where there is little, if any, market activity.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, we categorize those financial assets or liabilities based on the lowest level input that is significant to the fair value measurement in its entirety.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability that a market participant would use.

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

B.	Financial Assets and Liabilities of Operating Groups

Certain assets are “marked to market” every reporting period (i.e., on a recurring basis) in accordance with GAAP.  Other assets are carried at amortized cost (e.g. mortgage loans held for investment), are initially recorded at fair value and amortized (e.g. mortgage servicing rights (“MSRs”) and other intangible assets), or are carried at the lower of cost or fair value (mortgage loans held for sale); these are tested for impairment periodically and would be adjusted to fair value if impaired (i.e., measured on a non-recurring basis).

The following tables present the information about our assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2011 and December 31, 2010, and indicate the fair value hierarchy of the valuation techniques we utilize to determine fair value:

(in thousands)	Level 1	Level 2	Level 3	Balance as of March 31, 2011

Measured on a recurring basis:
Assets
Available-for-sale investments:
Freddie Mac Certificates:
Series A-1	$--	$--	$129,225	$129,225
Series B	--	--	63,179	63,179
Mortgage revenue bonds	--	--	255,714	255,714
Total available-for-sale investments	$--	$--	$448,118	$448,118
Interest rate swaps and derivatives	$--	$891	$--	$891
Liabilities
Interest rate swaps and derivatives	$--	$18,162	$--	$18,162

Measured on a non-recurring basis:
Assets
Mortgage loans held-for-sale	$--	$80,154	$--	$80,154
Mortgage servicing rights	--	--	66,488	66,488
	$--	$80,154	$66,488	$146,642

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in thousands)	Level 1	Level 2	Level 3	Balance as of December 31, 2010

Measured on a recurring basis:

Assets
Available-for-sale investments:
Freddie Mac Certificates:
Series A-1	$--	$--	$129,406	$129,406
Series B	--	--	63,215	63,215
Mortgage revenue bonds	--	--	292,659	292,659
Total available-for-sale investments	$--	$--	$485,280	$485,280

Interest rate swaps and derivatives	$--	$979	$--	$979

Liabilities
Interest rate swaps and derivatives	$--	$18,953	$--	$18,953

Measured on a non-recurring basis:

Assets
Mortgage loans held-for-sale	$--	$75,365	$--	$75,365
Mortgage servicing rights	--	--	65,614	65,614
	$--	$75,365	$65,614	$140,979

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents additional information about assets measured at fair value on a recurring basis and for which we utilized Level 3 inputs to determine fair value:

	Three Months Ended March 31, 2011
(in thousands)	Series A-1 Freddie Mac Certificates	Series B Freddie Mac Certificates	Mortgage revenue bonds		Total
Balance at January 1, 2011	$129,406	$63,215	$292,659		$485,280
Total realized and unrealized gains or (losses):
Realized gain (losses) recorded in Condensed Consolidated Statement of Operations	--	--	--		--
Unrealized (loss) gain recorded in other comprehensive income	(2,022)	4,412	(1,326)		1,064
Amortization or accretion	(3)	(4,454)	49		(4,408)
Purchases, issuances, settlements and other adjustments(1)	1,844	6	(35,668	)(2)	(33,818)
Net transfers in and/or out of Level 3	--	--	--		--
Balance at March 31, 2011	$129,225	$63,179	$255,714		$448,118
Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2011	$--	$--	$--		$--

(1)	No purchases, issuances or settlements occurred during the reporting period.
(2)
Reflects the elimination of certain mortgage revenue bonds as a result of the consolidation of the underlying properties upon obtaining control of the related property partnerships, as well as a bond that received sale treatment during the period (see Note 5).

	Three Months Ended March 31, 2010
(in thousands)	Series A-1 Freddie Mac Certificates	Series B Freddie Mac Certificates		Mortgage revenue bonds		Total
Balance at January 1, 2010	$183,093	$61,003		$245,671		$489,767
Total realized and unrealized gains or (losses):
Realized (loss) gain recorded in Condensed Consolidated Statement of Operations	--	(22,649	)(1)	11	(2)	(22,638)
Unrealized gain recorded in other comprehensive income (loss)	963	24,296		1,692		26,951
Amortization or accretion	--	(2,740)		92		(2,648)
Purchases, issuances, settlements and other adjustments(3)	(7,535)	1,035		27,582	(4)	21,082
Net transfers in and/or out of Level 3	--	--		--		--
Balance at March 31, 2010	$176,521	$60,945		$275,048		$512,514
Amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2010	$--	$(22,649	)(1)	$6		$(22,643)

(1)	Includes amounts recorded in “Loss on impairment of assets” and in “Gain from repayment or sale of investments, net” in the Condensed Consolidated Statement of Operations.
(2)	Recorded in “Gain from repayment or sale of investments, net” in the Condensed Consolidated Statement of Operations.
(3)	No purchases, issuances or settlements occurred during the reporting period.
(4)	Reflects re-recognition of mortgage revenue bonds in the 2007 re-securitization as assets, net of bonds that were foreclosed and sold by the securitization trust during the period (see Note 5).

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

C.	Assets and Liabilities Not Measured at Fair Value

For cash and cash equivalents, restricted cash, accounts receivable, stabilization escrow, accounts payable, accrued expenses and other liabilities as well as variable-rate notes payable and financing arrangements, recorded values approximate fair value due to their terms, or their liquid or short-term nature.  Centerline Financial Holdings Credit Facility is a fixed rate loan repaid from operating cash flows (see Note 12).  Due to the uncertainty of future cash flows available to repay the loan, we are unable to determine the fair value of the credit facility.  In accordance with GAAP, certain financial assets and liabilities are included on our Condensed Consolidated Balance Sheets at amounts other than fair value.  Following are the descriptions of those assets and liabilities:

Mortgage loans held for investment and other investments	Fair value is determined as described in Note 2 to the 2010 Form 10-K.

Financing arrangements and secured financing
Fair value is estimated using either quoted market prices or discounted cash flow analyses based on our current borrowing rates for similar types of borrowing arrangements, which reflect our current credit standing.

Preferred shares of subsidiary (subject to mandatory repurchase)	Fair value is determined as described for Series A-1 Freddie Mac certificates in Note 2 to the 2010 Form 10-K as the preferred shares are economically defeased by those investments.

Fixed rate notes payable	Fair value is estimated by utilizing the present value of the expected cash flows discounted at a rate for comparable tax-exempt investments.

The following table presents information about our financial assets and liabilities that are not carried at fair value:

	March 31, 2011		December 31, 2010
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Mortgage loans held for investment	$1,394	$1,394	$1,405	$1,405
Other investments	364	96	502	191
Financing arrangements and secured financing	651,545	555,906	665,875	595,163
Preferred shares of subsidiary (subject to mandatory repurchase)	55,000	62,193	55,000	62,744

Consolidated Partnerships:
Fixed-rate notes payable	128,928	79,744	137,054	88,126

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – Assets Pledged as Collateral

In connection with our Term Loan and Revolving Credit Facility (Note 12), the stock of substantially all of our subsidiaries is pledged as collateral.  In addition, substantially all of our other assets are pledged as collateral to our Term Loan and Revolving Credit Facility subject to the liens detailed below.  The following table details assets we have specifically pledged as collateral for various debt facilities or other contractual arrangements that provide first liens ahead of the Term Loan and Revolving Credit Facility:

Collateral	Balance Sheet Classification	Carrying Amount of Collateral at March 31, 2011 (in thousands)	Associated Debt Facility/Liability

Cash at Centerline Mortgage Capital Inc. (“CMC”)	Restricted cash	$10,908	Mortgage loan loss sharing agreements (Note 25)

Cash at Centerline Financial LLC	Cash and cash equivalents	$66,740	Affordable Housing Yield transactions (Note 25) and Centerline Financial undrawn credit facility (Note 12)(1)

Cash at Centerline Financial Holdings (“CFin Holdings”)	Cash and cash equivalents	$27,675	CFin Holdings credit facility (Note 12)(2)

Cash at Centerline Guaranteed Holdings	Cash and cash equivalents	$12	Affordable Housing Yield transactions (Note 25)

Series A-1 Freddie Mac certificates at Centerline Equity Issuer Trust	Investments – available-for-sale – Freddie Mac certificates (Note 5)	$111,207	Preferred shares of subsidiary(3)

Series A-1 Freddie Mac Certificates at Centerline Guaranteed Holdings	Investments – available-for-sale – Freddie Mac certificates (Note 5)	$18,018	Affordable Housing Yield transactions (Note 25)

Mortgage loans at CMC and Centerline Mortgage Partners Inc. (“CMP”)	Other investments – mortgage loans held for sale (Note 7)	$80,154	Mortgage Banking warehouse facilities

Collateral posted with counterparties at Centerline Guaranteed Holdings	Deferred costs and other assets (Note 10)	$45,408	Affordable Housing Yield transactions (Note 25)

(1)	These assets are subject to a priority lien related to certain of the Affordable Housing Yield transactions and a subordinated lien related to the Centerline Financial LLC undrawn credit facility.
(2)
Borrowings under the CFin Holdings’ Credit Facilities are secured by a first priority lien on substantially all of CFin Holdings’ assets including its investment in subsidiaries, fee receivable and derivative instruments.

(3)	While not collateral, these assets economically defease the preferred shares of subsidiary.

We are required by our mortgage loan loss sharing agreements with Freddie Mac to provide security for payment of the reimbursement obligation.  The collateral can include a combination of the net worth of one of our Mortgage Banking subsidiaries, a letter of credit and/or cash.  To meet this collateral requirement, we have provided to Freddie Mac letters of credit totaling $12.0 million issued by Bank of America as a part of our Revolving Credit Facility (see Note 25).

In accordance with the requirements of its operating agreement, Centerline Financial LLC (“CFin” or “Centerline Financial”) has a cash balance of $66.7 million as of March 31, 2011 in order to maintain its minimum capital requirements.  In addition, in accordance with the requirements of the Centerline Financial operating agreement, one of our subsidiaries pledged two taxable bonds with an aggregate notional amount of $3.3 million and the associated cash received on these bonds to Centerline Financial in order to maintain its minimum capital requirements. As these assets are pledged between two of our subsidiaries they were excluded from the table above.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – Available-for-Sale Investments

Available-for-sale investments consisted of:

(in thousands)	March 31, 2011	December 31, 2010

Freddie Mac Certificates:
Series A-1	$129,225	$129,406
Series B	63,179	63,215
Mortgage revenue bonds	255,714	292,659
Total	$448,118	$485,280

A.	Freddie Mac Certificates

We retained Series A-1 and Series B Freddie Mac Certificates in connection with the December 2007 re-securitization of the mortgage revenue bond portfolio with Freddie Mac.  The Series A-1 Freddie Mac Certificates are fixed rate securities, whereas the Series B Freddie Mac Certificates are residual interests of the re-securitization trust.

Series A-1

Information with respect to the Series A-1 Freddie Mac Certificates is as follows:

(in thousands)	March 31, 2011	December 31, 2010

Amortized cost basis	$177,589	$177,592
Gross unrealized gains	14,929	17,865
Fair value	192,518	195,457
Less: eliminations(1)	(63,293)	(66,051)

Consolidated fair value	$129,225	$129,406

(1)   A portion of the Series A-1 Certificates relate to re-securitized mortgage revenue bonds that are not reflected as sold for GAAP purposes. Accordingly, that portion is eliminated in consolidation. The change from December 31, 2010 resulted from the sale treatment of one mortgage revenue bond, and fluctuations due to changes in the fair value of the asset.

During the three months ended March 31, 2011 and 2010, we received $2.7 million and $3.9 million in cash, respectively, in interest from the Series A-1 Freddie Mac Certificates.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Series B

Information with respect to the Series B Freddie Mac Certificates is as follows:

(in thousands)	March 31, 2011	December 31, 2010
Amortized cost basis(1)	$36,484	$42,021
Gross unrealized gains (losses)(1)	24,192	(6,067)
Subtotal/fair value	60,676	35,954
Less: eliminations(2)	2,503	27,261
Consolidated fair value	$63,179	$63,215

(1)   The unrealized gains (losses) presented above do not include cumulative impairments of $130.8 million as of March 31, 2011 which reflect losses due to credit deterioration of the underlying assets.  Amortized cost is shown net of these amounts.

(2)   A portion of the Series B Certificates relates to re-securitized mortgage revenue bonds that were not reflected as sold.  Accordingly, that portion is eliminated in consolidation.  The change from December 31, 2010 resulted from the fluctuations due to changes in the fair value of the asset.

During the three months ended March 31, 2011 and 2010, we received $6.5 million and $7.7 million in cash, respectively, in interest from the Series B Freddie Mac Certificates.

Delinquent collateral loans underlying the certificates had an unpaid principal balance of $192.6 million and $190.0 million at March 31, 2011 and December 31, 2010, respectively; projected remaining losses are estimated at 4.09% or $70.5 million of the underlying securitization.  During the first quarter of 2011, there were no actual losses in the underlying securitization.  Due to projections of declining cash flows (including the projected impact of a restructuring of the underlying mortgage revenue bonds as discussed in Note 19), we recorded other-than-temporary impairments (“OTTI”) of $22.8 million on these investments for the three months ended March 31, 2010.  No impairments were recorded for the three months ended March 31, 2011.

During the first quarter of 2010, two of the underlying mortgage revenue bonds which were in foreclosure were sold out of the securitization trust to third parties at a value below the bonds’ outstanding principal balance.  One of the bonds was included in the stabilized escrow pool.  In order to fully pay down the bond’s outstanding principal, plus accrued interest, to the Class A Certificate Holders of the 2007 re-securitization as required per the securitization agreements, a release of $4.4 million was made from the stabilization escrow.  The loss of $4.8 million for the other mortgage revenue bond will be absorbed by the principal of the Series B Freddie Mac Certificates.

Key fair value assumptions used in measuring the Series B Freddie Mac Certificates are provided in the table below:

	March 31, 2011		December 31, 2010

Weighted average discount rate	26.0%		26.0%
Constant prepayment rate	90.0%		90.0%
Weighted average life	8.9	years	9.1	years
Constant default rate	2.0%		2.0%
Default severity rate	21.0%		21.0%

The weighted average life of the assets in the pool that can be prepaid was 8.6 years as of March 31, 2011 and 8.8 years as of December 31, 2010.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value and the sensitivity of the fair value to immediate adverse changes in those assumptions are as follows:

(in thousands)	March 31, 2011
Fair value of Freddie Mac B Certificates	$63,179

Constant prepayment rate:
Fair value after impact of 5% increase	62,936
Fair value after impact of 10% increase	62,137

Discount rate:
Fair value after impact of 10% increase	48,296
Fair value after impact of 20% increase	39,107

Constant default rate:
Fair value after impact of 1% increase	57,135
Fair value after impact of 2% increase	51,368

Default severity rate:
Fair value after impact of 5% increase	61,507
Fair value after impact of 10% increase	60,114

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

B.	Mortgage Revenue Bonds

The following table summarizes our mortgage revenue bond portfolio:

(in thousands)	March 31, 2011	December 31, 2010

Securitized:
Included in December 2007 re-securitization transaction and accounted for as financed	$252,794	$289,614
Not securitized	2,920	3,045
Total at fair value	$255,714	$292,659

During the first quarter 2011, our mortgage revenue bond portfolio decreased from 48 bonds (as of December 31, 2010) to 44 bonds (as of March 31, 2011).  The decrease is attributable to (i) the transfer out of special servicing and the de-recognition of one bond and (ii) the elimination in consolidation of three additional bonds as a result of the consolidation of the underlying properties upon obtaining control of the related property partnerships in 2011.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amortized cost basis of our portfolio of mortgage revenue bonds and the related unrealized gains and losses are as follows:

(in thousands)	March 31, 2011	December 31, 2010
Amortized cost basis	$255,144	$293,203
Gross unrealized gains	19,132	16,650
Gross unrealized losses	(18,562)	(17,194)
Fair value	$255,714	$292,659

For mortgage revenue bonds in an unrealized loss position as of the dates presented, the fair value and gross unrealized losses, aggregated by length of time that individual bonds have been in a continuous unrealized loss position, is summarized in the table below:

(dollars in thousands)	Less than 12 Months	12 Months or More	Total
March 31, 2011
Number	18	4	22
Fair value	$66,597	$24,999	$91,596
Gross unrealized losses	$10,369	$8,193	$18,562
December 31, 2010
Number	17	4	21
Fair value	$73,396	$25,292	$98,688
Gross unrealized losses	$9,230	$7,964	$17,194

We have evaluated the nature of the unrealized losses above and have concluded that they are temporary and should not be realized at this time as de-recognition of these bonds, should it occur, would not result in a loss.

NOTE 6 – Equity Method Investments

The table below provides the components of equity method investments as of:

(in thousands)	March 31, 2011	December 31, 2010
Equity interests in tax credit partnerships	$6,998	$5,635

We acquire interests in entities that own tax credit properties.  We hold these investments on a short-term basis for inclusion in future Affordable Housing Group investment fund offerings.  We expect to recapture our costs in such investments from the proceeds when the investment fund has closed. During February 2011, we recaptured our cost in our December 31, 2010 equity method investments upon the closing of the $119.3 million multi-investor LIHTC fund.  In addition, during the first quarter of 2011, we acquired interests in entities toward future fund offerings.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – Mortgage Loans Held for Sale and Other Assets

The table below presents the components of other investments as of the dates presented:

(in thousands)	March 31, 2011	December 31, 2010
Mortgage loans held for sale(1)	$80,154	$75,365
Mortgage loans held for investment(2)	1,394	1,405
Stabilization escrow	--	15
Other investments	364	502
Total	$81,912	$77,287
(1) Net of deferred origination fees of $0.3 million. (2) Net of cumulative impairment of $3.0 million.

A.	Mortgage Loans Held for Sale

Mortgage loans held for sale include originated loans either pre-sold to Government Sponsored Enterprises (“GSEs”), such as Fannie Mae and Freddie Mac or to the Government National Mortgage Association (“Ginnie Mae”) under contractual sale obligations that normally settle within 30 days of origination, or pre-sold to buyers of GSE guarantee securities backed by mortgage loans.  Mortgage loans held for sale can differ widely from period to period depending on the timing and size of originated mortgages and variances in holding periods prior to sale. Loans closed and funded during the three months ended March 31, 2011 were $179.5 million.  Loans sold and settled during the three months ended March 31, 2011 were $174.5 million.

B.	Mortgage Loans Held for Investments

Mortgage loans held for investments are made up primarily of promissory notes that we hold net of any reserve for uncollectibility.

C.	Stabilization Escrow

(in thousands)	March 31, 2011	December 31, 2010
Cash balance	$41,235	$41,242
Reserve for non-recovery	(41,235)	(41,227)
Total	$--	$15

During the three months ended March 31, 2011, we received $15.0 thousand from interest income, as compared to $2.0 million for the three months ended March 31, 2010, primarily as a result of escrow releases (due to construction completion and/or stabilization of the underlying properties).

In connection with management’s strategy to manage the risks arising from the operations of certain property partnerships (see Affordable Housing Transactions in Note 25), we expect the remaining cash balance to be used to restructure the debt of those property partnerships.  Accordingly, we recorded a reserve to reflect the impairment of the non-recoverable cash balance.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 – Intangible Assets, Net

The components of intangible assets, net are as follows as of March 31, 2011 and December 31, 2010:

(dollars in thousands)	Estimated Useful Life (in Years)	Gross Carrying Amount		Accumulated Amortization(1)		Net
		March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010

Amortized intangible assets:
Transactional relationships	5.0	$73,400	$73,400	$73,253	$73,217	$147	$183
Partnership service contracts	9.0	26,521	26,521	26,521	26,521	--	--
General partner interests	9.0	5,100	5,100	4,176	4,035	924	1,065
Mortgage Banking broker relationships	4.0	1,632	1,632	1,632	1,632	--	--
Weighted average life/subtotal	6.2	106,653	106,653	105,582	105,405	1,071	1,248

Unamortized intangible assets:
Mortgage Banking licenses and approvals with no expiration		8,246	8,246	--	--	8,246	8,246

Total		$114,899	$114,899	$105,582	$105,405	$9,317	$9,494

	Three Months Ended March 31,
(in thousands)	2011	2010
Amortization expense	$177	$1,988

NOTE 9 – Mortgage Servicing Rights, Net

The components of the change in MSRs and related reserves were as follows:

(in thousands)

Balance at January 1, 2010	$60,423
MSRs capitalized	2,521
Amortization	(2,281)
Balance at March 31, 2010	$60,663
Balance at January 1, 2011	$65,614
MSRs capitalized	3,634
Amortization	(2,760)
Balance at March 31, 2011	$66,488

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

While the balances above reflect our policy to record MSRs initially at fair value and amortize those amounts, presented below is information regarding the fair value of the MSRs.  The fair value and significant assumptions used in estimating it are as follows:

	March 31, 2011	December 31, 2010

Fair value of MSRs	$74,342	$72,566
Weighted average discount rate	17.64%	17.64%
Weighted average pre-pay speed	9.27%	9.24%
Weighted average lockout period (years)	4.0	4.1
Weighted average default rate	0.61%	0.62%
Cost to service loans	$2,259	$2,219
Acquisition cost (per loan)	$1,480	$1,477

The table below illustrates hypothetical fair values of MSRs, caused by assumed immediate changes to key assumptions that are used to determine fair value.

(in thousands)	March 31, 2011
Fair value of MSRs	$74,342

Prepayment speed:
Fair value after impact of 10% adverse change	73,657
Fair value after impact of 20% adverse change	72,975

Discount rate:
Fair value after impact of 10% adverse change	70,720
Fair value after impact of 20% adverse change	67,446

Default rate:
Fair value after impact of 10% adverse change	74,242
Fair value after impact of 20% adverse change	74,139

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

Servicing fees we earned as well as those received with respect to the December 2007 re-securitization transaction (all of which are included in “Fee Income” in our Condensed Consolidated Statements of Operations) are as follows for the periods presented:

(in thousands)	Total Servicing Fees	Servicing Fees from Securitized Assets (included in Total Servicing Fees)
Three months ended March 31:
2011	$5,880	$540
2010	$5,575	$493

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – Deferred Costs and Other Assets, Net

The table below provides the components of deferred costs and other assets, net as of the dates presented:

(in thousands)	March 31, 2011	December 31, 2010

Deferred financing and other costs	$12,022	$12,317
Less: Accumulated amortization	(4,282)	(3,984)

Net deferred costs	7,740	8,333

Collateral posted with counterparties	45,408	46,327
Interest and fees receivable, net	1,266	4,749
Other receivables	9,084	9,165
Furniture, fixtures and leasehold improvements, net	1,409	1,643
Other	8,773	6,469

Total	$73,680	$76,686

NOTE 11 – Assets of Consolidated Partnerships

Consolidated partnerships comprise the following:

•	Funds our Affordable Housing Group originates and manages (“Tax Credit Fund Partnerships”); and

•	Property-level partnerships for which we have assumed the role of the general partner and for which we have foreclosed upon the property (“Tax Credit Property Partnerships”).

Financial information presented for March 31, 2011 for certain of the Tax Credit Fund Partnerships and Tax Credit Property Partnerships is as of December 31, 2010, the most recent date for which information is available.  Similarly, the financial information presented for December 31, 2010 for those partnerships is as of September 30, 2010.

Assets of consolidated partnerships consist of the following:

(in thousands)	March 31, 2011	December 31, 2010

Equity interests in tax credit properties	$3,272,843	$3,302,667

Land, buildings and improvements, net	575,201	567,073
Other assets	299,529	282,665

Total assets	$4,147,573	$4,152,405

A.	Equity Interests in Tax Credit Properties

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

The reduction for the current period is due primarily to equity losses of $71.7 million recognized in the current period, the sale of Tax Credit Property Partnerships of $4.1 million, and cash distributions of $7.1 million, partially offset by an increase in investment in new Tax Credit Property Partnerships of $54.3 million.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

B.	Land, Buildings and Improvements, Net

Land, buildings and improvements are attributable to the property partnerships we consolidate as a result of gaining significant control over their general partner.  Land, buildings and improvements to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring and developing the properties.  The cost of property and equipment is depreciated over their estimated useful lives using primarily straight-line methods.  Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized.  At the time property and equipment are retired and otherwise disposed of, the cost net of accumulated depreciation and related liabilities are eliminated and the profit or loss on such disposition is reflected in earnings.

The increase for the current period is due primarily to an increase of $21.7 million due to additional properties consolidated during 2011 and fixed asset additions of $7.5 million for certain properties.  This was partially offset by properties that were sold or foreclosed upon for $2.0 million, current period depreciation of $7.1 million and a reduction in the carrying basis of land, buildings and improvements relating to equity investments and receivable impairments of $11.0 million between the property partnerships and the Tax Credit Fund Partnerships as a result of an increase in impairments recognized on equity investments and receivables due from the property partnerships.

C.	Other Assets

Assets other than those discussed above include cash, fees and interest receivable, prepaid expenses and operating receivables of the funds.

NOTE 12 – Notes Payable and Other Borrowings

The table below provides the components of notes payable and other borrowings as of the dates presented:

(in thousands)	Interest Rate at March 31, 2011	March 31, 2011	December 31, 2010
Term loan	3.25%	$127,990	$127,990
Revolving credit facility	3.25	10,000	6,000
Mortgage Banking warehouse facility	2.74	41,798	26,415
Mortgage Banking repurchase facilities	4.00	20,900	--
Multifamily ASAP facility	1.20	17,931	49,276
CFin Holdings credit facility	10.00	22,235	21,693
Total		$240,854	$231,374

A.	Term Loan and Revolving Credit Facility

The Term Loan matures in March 2017 with an interest rate of 3.0% over either the prime rate or LIBOR.  Scheduled repayments of principal on the Term Loan begin in December 2011.  At that time, we must repay $3.0 million in principal per quarter until maturity, at which time the remaining principal is due.

The Revolving Credit Facility has a total capacity of $37.0 million.  The Revolving Credit Facility matures in March 2015 and bears interest at 3.0% over either the prime rate or LIBOR at our election.  The Revolving Credit Facility is to be used for LIHTC property investments or for working capital purposes.  As of March 31, 2011, $10.0 million was drawn and $12.0 million in letters of credit were issued under the Revolving Credit Facility.  Once terminated, the amount of the Revolving Credit Facility associated with these letters of credit cannot be redrawn.  At March 31, 2011, the undrawn balance of the Revolving Credit Facility was $15.0 million.

B.	Mortgage Banking Warehouse Facilities

We have four warehouse facilities we use to fund our loan originations.  Our warehouse facilities are as follows:

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
We have a $100 million committed warehouse facility that matures in September 2011 and bears interest at LIBOR plus 2.50% that we utilize as our primary warehouse facility.  Mortgages financed by such facility (see Note 7), as well as the related servicing and other rights (see Note 9) have been pledged as security under the warehouse facility.  The interest rate on the warehouse facility was 2.74% as of March 31, 2011 and 2.76% as of December 31, 2010.  All loans securing this facility have firm sale commitments with GSEs.

•
We have two uncommitted warehouse repurchase facilities that we entered into on November 22, 2010, in order to provide us with additional resources for warehousing of mortgage loans with Freddie Mac and Fannie Mae.  These agreements are scheduled to mature in November 2011 and bear an interest of LIBOR plus 3.5% with a minimum of 4.5% for all Fannie Mae loans and 4% for all Freddie Mac loans.  The outstanding balance under these facilities as of March 31, 2011 was $20.9 million.  There was no outstanding balance at December 31, 2010.  All loans securing these facilities have firm sale commitments with GSEs.

•
We have an uncommitted facility with Fannie Mae under its Multifamily As Soon As Pooled (“ASAP”) Facility funding program.  After approval of certain loan documents, Fannie Mae will fund loans after closing and the advances are used to repay our primary warehouse facility.  Subsequently, Fannie Mae funds approximately 99% of the loan and Centerline Mortgage Capital Inc. (“CMC”) funds the remaining 1%.  CMC is later reimbursed by Fannie Mae when the assets are sold.  Interest on this facility accrues at a rate of LIBOR plus 0.85% with a minimum rate of 1.20%.  The interest rate on this facility was 1.20% as of March 31, 2011 and December 31, 2010.

C.	CFin Holdings Credit Facility

On March 5, 2010, CFin Holdings entered into a Senior Secured Credit Agreement (the “CFin Holdings Credit Agreement”).  Under the terms of the CFin Holdings Credit Agreement, we are permitted to borrow up to $20.0 million (the “Initial Loan”), plus, under certain conditions, up to an additional $1.0 million in each calendar year until March 5, 2037.  The Initial Loan was required by the lender to be fully drawn at its closing.  Borrowings under the CFin Holdings Credit Agreement are secured by a first priority lien on substantially all of CFin Holdings’ existing and future assets.  Borrowings under the CFin Holdings Credit Agreement bear interest at a rate of 10% per annum, which is paid-in-kind and capitalized to the outstanding principal balance on the last business day of March, June, September and December of each year.  As of March 31, 2011, we had borrowed the full $20.0 million under this credit facility.  CFin Holdings’ outstanding balance under the Credit Facility as of March 31, 2011 was $22.2 million, which includes $2.2 million of accrued interest that has been capitalized.  Neither Centerline Holding Company nor its subsidiaries are guarantors of this facility.  During the fourth quarter of 2010, we did not complete the restructuring of certain bonds by the date required in the Master Novation, Stabilization, Assignment, Allocation, Servicing and Asset Management Agreement with Natixis (the “Natixis Master Agreement”), which resulted in a cash freeze event under the terms of the agreement.  As a result of the cash freeze event, we must obtain consent from Natixis prior to any usage of available cash at CFin Holdings.  This event is an event of default under our CFin Holdings Credit Agreement.  Among other remedies, upon this event of default Natixis can call this loan balance due but had not done so as of March 31, 2011.  As of March 31, 2011, CFin Holdings had sufficient available cash to repay this loan in full.

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

As of March 31, 2011, no amounts were borrowed under this facility and as a result we did not make an election.  Neither Centerline Holding Company nor its subsidiaries are guarantors of this facility.  Due to a wind-down event caused by a capital deficiency under the Centerline Financial LLC operating agreement that occurred in 2010, the Centerline Financial senior credit facility is in default as of March 31, 2011.  Amounts under the Centerline Financial senior credit facility are still available to be drawn, and we do not believe this default has a material impact on our consolidated financial statements or operations.

Also as a result of the wind-down event, Centerline Financial is restricted from making any member distribution and is also restricted from engaging in any new business.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

E.	Covenants

We are subject to customary covenants with respect to our various notes payable and warehouse facilities.  Other than the Centerline Financial senior loan and the CFin Holdings Credit Agreement being in default as stated above, as of March 31, 2011, we believe we are in compliance with all such covenants.

NOTE 13 – Financing Arrangements and Secured Financing

The table below provides the components of financing arrangements and secured financing as of the dates presented:

(in thousands)	March 31, 2011	December 31, 2010
Freddie Mac secured financing	$651,545	$665,875

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

The decrease in this balance during the three months ended March 31, 2011 corresponds with the changes described under Mortgage Revenue Bonds in Note 5.

NOTE 14 – Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consisted of the following:

(in thousands)	March 31, 2011	December 31, 2010

Deferred revenues	$39,135	$37,840
Allowance for risk-sharing obligations (Note 25)	29,693	29,924
Affordable Housing loss reserve	83,900	89,400
Accrued expenses	6,825	7,062
Accounts payable	913	551
Accrued assumption fees	27,145	25,748
Interest rate swaps at fair value (Note 22)	18,110	18,831
Salaries and benefits payable	6,134	11,332
Accrued interest payable	4,534	4,475
Other	12,316	12,641

Total	$228,705	$237,804

A.	Deferred Revenues

In connection with our Affordable Housing tax credit fund origination and management businesses, we receive revenues at the time a fund closes associated with origination, property acquisitions, partnership management services and credit intermediation.  These fees are deferred and recognized over various periods.  The increase in deferred revenue in 2011 is the result of the deferred fees we received as a result of a new investment fund origination.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

B.	Affordable Housing Loss Reserve

The reduction in our Affordable Housing loss reserve during 2011 is a result of a reduction in Centerline Guaranteed Holdings commitment to fund required buy-downs relating to assets in certain guaranteed funds for which we have associated credit intermediation agreements (see Note 25).

C.	Accrued Assumption Fees

The accrued assumption fees of $27.1 million relates to the restructuring of certain credit intermediation agreements (see Note 25).

NOTE 15 – Liabilities of Consolidated Partnerships

Financial information presented for March 31, 2011 for certain of the Tax Credit Fund Partnerships and Tax Credit Property Partnerships is as of December 31, 2010, the most recent date for which information is available.  Similarly, the financial information presented for December 31, 2010 for those partnerships is as of September 30, 2010.

The table below provides the components of liabilities of our Tax Credit Fund Partnerships and Tax Credit Property Partnerships that we consolidated as of the dates presented:

(in thousands)	March 31, 2011	December 31, 2010
Notes payable	$128,928	$137,054
Due to property partnerships	116,213	86,642
Other liabilities	290,635	273,409
Total liabilities of consolidated partnerships	$535,776	$497,105

Notes Payable

Notes payable pertain to borrowings that bridge the time between when subscribed investments are received and when the funds deploy capital (“Bridge Loans”) for Tax Credit Fund Partnerships, as well as mortgages and notes held at the Tax Credit Property Partnerships.

The decrease is due primarily to repayments of mortgages of $4.8 million and the sale of properties reducing mortgages by $5.0 million which is partially offset by an increase of $1.5 million of additional proceeds borrowed by Tax Credit Property Partnerships.

Due to Property Partnerships

The partnership agreements of the property level partnerships stipulate the amount of capital to be funded and the timing of payments of that capital.  “Due to property partnerships” represents the unfunded portion of those capital commitments.  The increase during 2011 pertains primarily to additional commitments for the acquisition of new Tax Credit Property Partnerships of $54.3 million during the first quarter, partially offset by the funding of capital commitments by the Tax Credit Fund Partnerships.

Other Liabilities

The increase in other liabilities is primarily due to fees accrued for the current period as well as a decrease in the elimination of other liabilities between Tax Credit Fund Partnerships and Centerline.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16 – Redeemable Securities

The table below provides the components of redeemable securities as of the dates presented:

(in thousands)	March 31, 2011			December 31, 2010
Series	Carrying Value	Number of Shares	Number of common shares if converted	Carrying Value	Number of Shares	Number of common shares if converted
Convertible Redeemable CRA Shares	$10,658	588	588	$12,462	695	695

In January 2011, we signed a redemption agreement with a holder of 107,123 Convertible Redeemable CRA Shares according to which the shares and their rights were cancelled in exchange for $0.2 million resulting in a $1.8 million gain on settlement of liability.  The aggregate gross issuance price for the Convertible Redeemable CRA Shares due on or after January 1, 2012 is $11.0 million as of March 31, 2011.

NOTE 17 – Non-controlling Interests

The table below provides the components of non-controlling interests as of the dates presented:

(in thousands)	March 31, 2011	December 31, 2010

Limited partners interests in consolidated partnerships	$3,065,078	$3,124,755
Preferred shares of a subsidiary (not subject to mandatory repurchase)(1)	104,000	104,000
Convertible Special Common Units (“SCUs”) of a subsidiary; 11,867 outstanding in 2011 and 12,731 outstanding in 2010	(95,401)	(88,300)
Other(2)	4,636	4,379
Total	$3,078,313	$3,144,834

(1)   For detail of the terms of these securities (as well as Preferred shares of a subsidiary (subject to mandatory repurchase)) refer to the 2010 Form 10-K.
(2)   “Other” non-controlling interests primarily represent the 10.0% interest in CFin Holdings owned by Natixis.

During the first quarter of 2011, 864,229 SCUs and their respective special preferred voting shares were exchanged for the same amount of Common Shares.

Loss allocated to non-controlling interests was as follows:

	Three Months Ended March 31,
(in thousands)	2011	2010
Limited partners interests in consolidated partnerships	$102,780	$47,796
Preferred shares of a subsidiary (not subject to mandatory repurchase)	(1,556)	(1,556)
SCUs	--	(1,075)
SCIs	--	(9)
Other	(258)	821
Total loss allocated to non-controlling interests	$100,966	$45,977

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18 – General and Administrative Expenses and (Recovery) Provision for Losses

A.	General and Administrative Expenses

The table below provides the components of general and administrative expenses for the periods presented:

	Three Months Ended March 31,
(in thousands)	2011	2010

Salaries and benefits	$10,868	$13,507
Other:
Professional fees	2,579	13,696
Other fees	1,450	30,465
Rent expense	1,352	1,548
Site visits and acquisition fees	1,297	204
Advisory fees	1,250	361
Subservicing fees	1,690	688
Miscellaneous	3,092	3,674
Total	$23,578	$64,143

1.	Professional fees

The decrease in professional fees in 2011 is due primarily to legal and consulting fees we incurred in connection with the March 2010 Restructuring.

2.	Other fees

Other fees include assumption fees of $27.6 million in 2010 and $1.4 million in 2011 relating to the restructuring of certain credit intermediation agreements with Merrill Lynch in 2010, as well as other expenses of $2.8 million in 2010 relating to the issuance of Special Series A Shares to Natixis as part of the restructuring of certain credit intermediation agreements (see Note 25).

3.	Site Visits and Acquisition Fees

The increase in site visits and acquisition costs in 2011 is related to $0.4 million of broker fees and deferred originations that were not incurred in 2010.  The remaining $0.7 million increase is attributable to 8 property closings in 2011.

4.	Advisory Fees

In connection with the March 2010 Restructuring, we entered into an advisory agreement with Island Centerline Manager LLC, whereby they will provide us with strategic and general advisory services.  Pursuant to the agreement, we are paying a $5.0 million annual base advisory fee, payable in quarterly installments of $1.25 million (see also Note 23).

5.	Subservicing Fees

We pay fees for the servicing and administering of loans on our behalf.  These fees amounted to $1.7 million and $0.7 million for the three months ended March 31, 2011 and 2010, respectively.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

B.	(Recovery) Provision For Losses

The table below provides the components of the (recovery) provision for losses for the periods presented:

	Three Months Ended March 31,
(in thousands)	2011	2010

Affordable Housing loss reserve (see Note 25)	$(5,500)	$(62,000)
Mortgage Banking loan loss reserve (see Note 25)	--	935
Lease termination costs	--	(48,044)
Bad debt reserves	2,473	(3,387)
DUI provision for risk-sharing obligations	238	--
Total	$(2,789)	$(112,496)

1.	Affordable Housing loss reserve

During the first quarter of 2010, we recorded a $62.0 million reduction in loss reserves, primarily the result of restructuring of our credit intermediation agreements.  The reduction in our Affordable Housing loss reserve during 2011 is primarily the result of a reduction in our commitment to fund the required buy-downs relating to assets in certain guaranteed funds for which we have associated credit intermediation agreements.

2.	Lease termination costs

In connection with the March 2010 Restructuring, we settled a liability for obligations on two office spaces no longer in use.  As part of the settlement, we paid a total of $5.2 million, resulting in a net reduction of $48 million in lease termination costs in 2010.

3.	Bad debt reserves

We advance funds to Tax Credit Fund Partnerships to allow them to make supplemental loans for property partnerships in which they invest.  During the first quarter of 2010, based on assessment of collectability, we reduced bad debt reserves relating to such advances by $3.4 million.  In the first quarter of 2011, a reserve of $2.5 million was recorded against these advances to Tax Credit Fund Partnerships.

NOTE 19 – Loss on Impairment of Assets

The table below provides the components of loss on impairment of assets for the periods presented:

	Three Months Ended March 31,
(in thousands)	2011	2010

Available-for-sale investments (see Note 5):
Series B Freddie Mac certificates	$--	$22,814
Stabilization escrow	--	(405)
	$--	$22,409

A.	Series B Freddie Mac Certificates

In the first quarter of 2010, as a result of our expectation at that time of increased severity of credit losses in the mortgage revenue bonds underlying the Series B Freddie Mac certificates, as well as agreements reached with Merrill Lynch and Natixis regarding our credit intermediation agreements (see Note 25), we reduced the projected cash flows we expect to receive over the life of the investment and recognized an impairment of $22.8 million.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 20 – Revenues and Expenses of Consolidated Partnerships

Financial information presented for the three months ended March 31, 2011 and 2010 for certain of the Tax Credit Fund Partnerships and Tax Credit Property Partnerships is for the three months ended  December 31, 2010 and 2009, the most recent date for which information is available.  Similarly, the financial information presented for December 31, 2010 for those partnerships is as of September 30, 2010.

Revenues and expenses of consolidated partnerships consisted of the following:

	Three Months Ended March 31,
	2011	2010
(in thousands)	Tax Credit Fund and Property Partnerships	Tax Credit Fund and Property Partnerships
Interest income	$245	$419
Rental income	25,923	26,426
Other	90	1,072
Total revenues	$26,258	$27,917
Interest expense	$4,661	$6,319
Asset management fees	10,378	14,378
Property operating expenses	9,703	11,639
General and administrative expenses	8,987	10,750
Depreciation and amortization	12,364	13,355
Other expenses	4,401	3,181
Subtotal	45,833	53,303
Total expenses	$50,494	$59,622
Other losses from consolidated partnerships, net	$61,441	$90,806

Consolidated Partnerships for the period ended March 31, 2011, as compared to the period ended March 31, 2010, experienced a net decrease in Property Partnerships of 12 properties due to the sale or foreclosure of 21 properties and 9 additional properties we consolidate as a result of gaining control of the general partner as well as an additional Tax Credit Fund Partnership we consolidate which was originated in the first quarter of 2011.

Other losses principally represent the equity losses that Tax Credit Fund Partnerships recognize in connection with their investments in non-consolidated property partnerships.  The decrease in losses during the three-month period ended March 31, 2011 primarily resulted from gains recognized at the Property Partnerships which were sold during the period of approximately $10.1 million, a reduction of $5.9 million related to suspended losses for Tax Credit Fund Partnerships whose investment balances in certain Property Partnerships have reached zero as well as an increase of $15.7 million due to net gains on the sale of properties partnership investments in the Fund Partnerships due to the increased volume of sales in the current period.  First Quarter 2011 net gains of such sales amounted to $10.2 million while the same period last year amounted to net losses of $5.5 million.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 21 – Earnings per Share

The calculation of basic and diluted net loss per share is as follows:

	Three Months Ended March 31,
	2011				2010
(in thousands, except per share amounts)	Continuing Operations		Discontinued Operations		Continuing Operations		Discontinued Operations

Numerator:
Net income attributable to Centerline Holding Company shareholders	$509		$253		$69,367		$70,344
Preferred dividends	--		--		25,043	(1)	--
Undistributed loss attributable to Centerline Holding Company shareholders	509		253		94,410		70,344
Undistributed earnings attributable to redeemable securities	(1)		--		(2,735)		(2,038)
Effect of redeemable share conversions(2)	(113)		--		285,167		--
Net income attributable to Centerline Holding Company shareholders used for EPS calculations – basic	$395		$253		$376,842		$68,306
Undistributed earnings allocated to redeemable securities on a dilution basis	--		--		54		40
Net income attributable to Centerline Holding Company shareholders used for EPS calculations – diluted	$395		$253		$376,896		$68,346
Denominator:
Weighted average shares outstanding
Basic	348,647		348,647		140,603		140,603
Effect of dilutive shares	621		621		2,897		2,897
Diluted	349,268		349,268		143,500		143,500
Calculation of EPS:
Net income attributable to Centerline Holding Company shareholders	$395		$253		$376,842		$68,306
Weighted average shares outstanding – basic	348,647		348,647		140,603		140,603
Net income attributable to Centerline Holding Company shareholders – basic	$--	(3)	$--	(3)	$2.68		$0.49
Net income attributable to Centerline Holding Company shareholders	$395		$253		$376,896		$68,346
Weighted average shares outstanding –diluted	349,268		349,268		143,500		143,500
Net income per share attributable to Centerline Holding Company shareholders – diluted	$--	(3)	$--	(3)	$2.63		$0.48

(1)   2010 reflects a reversal of all preferred dividends in arrears upon conversion of the preferred CRA shares into Special Series A Shares.
(2)   Effect of redeemable share conversions includes in 2010 the increase to common shareholder’s equity of $285.2 million, representing the difference between the carrying value of the redeemable securities at conversion and the fair value of the Special Series A Shares issued.  See Note 26to our 2010 Form 10-K.
(3)   Amount calculates to less than one cent per share.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 22 – Financial Risk Management and Derivatives

A.	General

Centerline is exposed to financial risks arising from our business operations and economic conditions.  We manage interest-rate risk by hedging.  We evaluate our interest-rate risk on an ongoing basis to determine if it would be advantageous to engage in any additional derivative transactions.  We do not use derivatives for speculative purposes.  We manage liquidity risk by extending term and maturity on debt, by reducing the amount of debt outstanding, and by producing cash flow from operations.  We manage credit risk by developing and implementing strong credit and underwriting procedures.

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

As of March 31, 2011, we held the following derivative positions:

•
Developers of Properties:  We were party to 17 interest-rate swap agreements with the developers of properties relating to certain mortgage revenue bonds we previously owned.  We entered into these swap agreements to effectively convert the fixed rate of interest (per the terms of the mortgage revenue bond) to a variable rate.  Under the terms of these agreements, we pay fixed interest rates equal to those of the related bonds and receive interest at a variable rate (based on the Securities Industry and Financial Markets Association (“SIFMA”) index).  Since the December 2007 re-securitization transaction, these swaps are now deemed to be free-standing derivatives.  At March 31, 2011, these swaps had an aggregate notional amount of $159.3 million, a weighted average interest rate of 5.82% and a weighted average remaining term of 11.73 years.

•
Our Affordable Housing business segment is party to an interest-rate swap whereby we pay a variable rate of interest (based on the SIFMA index) and receive interest at a fixed rate of 3.83%.  At March 31, 2011, the swap had a notional amount of $9.5 million, with a variable interest rate of 0.53% payable to a third party and remaining term of 12.2 years.

Quantitative information regarding the swaps to which we are or were a party (including those agreements on behalf of consolidated partnerships) is detailed in section C below.

C.	Financial Statement Impact

Interest-rate swaps and forward transactions (see Note 25) in a net liability position (“out of the money”) are recorded in accounts payable, accrued expenses and other liabilities and those in a net asset position (“in the money”) are recorded in deferred costs and other assets.  None of the swaps were designated as hedges as of the dates presented.  The amounts recorded are as follows:

(in thousands)	March 31, 2011	December 31, 2010
Net liability position	$18,162	$18,953
Net asset position	891	979

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Presented below are amounts included in Interest expense in the Condensed Consolidated Statements of Operations related to the swaps described above:

	Three Months Ended March 31,
(in thousands)	2011	2010

Not designated as hedges:
Interest payments	$2,519	$2,544
Interest receipts	(981)	(967)
Change in fair value	(703)	581
Subtotal	835	2,158

Terminated swap contracts:
Gain on termination of free-standing derivatives	--	(2,052)
Included in interest expense	$835	$106

As of March 31, 2011 and December 31, 2010, we had no accumulated other comprehensive losses (exclusive of the tax impact) relating to the swaps described above.

NOTE 23 – Related Party Transactions

Investments in and Loans to Affiliates

The table below provides the components of investments in and loans to affiliates as of the dates presented:

(in thousands)	March 31, 2011	December 31, 2010

Fund advances related to property partnerships, net(1)	$56,631	$55,003
Other receivables from partnerships, net	1,295	982
Fees receivable and other, net	19,188	22,835
Subtotal	77,114	78,820
Less: Eliminations(2)	(72,769)	(78,310)

Total	$4,345	$510

(1)   Net of reserves of $33.7 million at March 31, 2011 and $32.0 million at December 31, 2010.
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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Impact to Statements of Operations

Our Condensed Consolidated Statements of Operations included the following amounts pertaining to related party transactions:

(in thousands)	Included in following line item on Condensed Consolidated Statements of Operations	Three Months Ended March 31,
		2011	2010

Expenses for advisory services provided by Island and procedures review payments made to Island	General and Administrative	$2,137	$724

Expenses for subservicing of and net referral fees for mortgage loans by C-III	General and Administrative	1,863	651

Transition services charged to C-III, net	General and Administrative	(37)	--

Sublease charges to C-III	General and Administrative	(410)	(112)

Expenses for consulting and advisory services provided by The Related Companies LP	General and Administrative	$40	$12

Expenses for property management services provided by TRCLP	Other Losses from Consolidated Partnerships, Net	$1,480	$1,468

Net interest rate swap payments to property developers controlled by TRCLP	Interest Expense	$630	$644

A.	Island Centerline Manager LLC (the “Manager”)

In connection with the March 2010 Restructuring, we entered into an advisory agreement with Island Centerline Manager LLC, an entity owned and operated by a subsidiary of Island Capital (collectively, “Island”).  The agreement provides for an initial 5-year term and, subject to a fairness review of advisory fees, for successive 1-year renewal terms.  Pursuant to the agreement:

•	Island will provide strategic and general advisory services to us; and

•
we paid $5.0 million of advisory fees over a 12-month period from the date of the agreement for certain fund management review services and have paid and will pay a $5.0 million annual base advisory fee and an annual incentive fee if certain EBITDA thresholds are met (as defined in the agreement).

The agreement provides each party with various rights of termination, which in our case under certain circumstances would require the payment of a termination fee in an amount equal to three times the base and incentive fee earned during the previous year.

In connection with the March 2010 Restructuring, we entered into a subservicing agreement with C-III pursuant to which C-III agreed to service and administer mortgage loans on our behalf.  During the three-month period ending March 31, 2011 and 2010, we paid a total amount of $1.7 million and $0.7 million, respectively, for these services.

In connection with the March 2010 Restructuring, we entered into a sublease agreement with C-III for the leased space in Irving, Texas that we occupied prior to the March 2010 Restructuring and which has been used by C-III following the March 2010 Restructuring. In addition, we entered into a transition services agreement with C-III.

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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pursuant to the consulting and advisory agreement, the TRCLP Consultant will perform certain consulting and advisory services in consideration for which CCG granted the TRCLP Consultant, among other things, certain rights of first refusal and first offer with respect to the transfer of real property owned by a Property Partnership controlled by CCG as well as the transfer of equity interests in Property Partnerships and agreed to pay the TRCLP Consultant certain fees and expenses.  The fee payable by CCG to the TRCLP Consultant will be payable quarterly and will be in an amount equal to the interest incurred on the TRCLP Indebtedness for such quarter.  The consulting and advisory agreement has a 3-year term and automatically renews for 1-year terms unless CCG provides timely written notice of non-renewal to the TRCLP Consultant.

The consulting and advisory agreement is terminable by CCG and the TRCLP Consultant by mutual consent as specified in the consulting and advisory agreement.  If the consulting and advisory agreement is terminated by CCG due to a change of control of the Company, CCG is obligated to pay the TRCLP Consultant a termination fee in the amount of the fair market value of the TRCLP Consultant’s remaining rights under the consulting and advisory agreement determined in accordance with procedures specified in the agreement.  If the consulting and advisory agreement is terminated by CCG because the TRCLP Consultant or any of its affiliates engaged in a specified competitive business, the Company or CCG would assume all obligations under the TRCLP Loan Agreement and indemnify the TRCLP Consultant and its affiliates for any loss, cost and expense incurred from and after the date of such assumption.

If CCG and the TRCLP Consultant mutually agree to terminate the consulting and advisory agreement, each party (and certain of their respective affiliates) would be obligated to pay 50% of the outstanding obligations under the TRCLP Indebtedness.  If the TRCLP Consultant terminates the consulting and advisory agreement by prior written notice to CCG absent a continuing default by CCG, the TRCLP Consultant and certain of its affiliates would be obligated to pay the outstanding obligations under the TRCLP Loan Agreement.  If the TRCLP Consultant terminates the consulting and advisory agreement in the event of a continuing default under the agreement by CCG, the Company and CCG would be jointly and severally obligated to pay the outstanding obligations under the TRCLP Loan Agreement.  If CCG terminates the consulting and advisory agreement in the event of a continuing default under the agreement by the TRCLP Consultant or in the event the TRCLP Consultant has not reasonably performed its duties under the agreement, the TRCLP Consultant and certain of its affiliates would be jointly and severally obligated to pay the outstanding obligations under the TRCLP Loan Agreement.  If CCG terminates the consulting and advisory agreement in the event of a change in control of the Company or in the event the TRCLP Consultant or any of its affiliates enters into specified competitive businesses, the Company and CCG would be jointly and severally obligated to pay the outstanding obligations under the TRCLP Loan Agreement.

The $5.0 million of debt assumed by TRCLP was recorded as an extinguishment of debt for which we deferred a $5.0 million-gain. The deferred gain will be recognized into income over the life of the consulting agreement.  As of March 31, 2011 and December 31, 2010, the unrecognized balance was $5.0 million.

C.	Fund Advances Related to Property Partnerships, Net

Fund advances related to property partnerships represent monies we loaned to certain Tax Credit Fund Partnerships to allow them to provide financial support to property partnerships in which they invest.  We expect the Tax Credit Fund Partnerships will repay those loans from the release of reserves, proceeds from asset sales and other operating sources.  Loans we made (net of recoveries) were $3.3 million in the first quarter of 2011 and $15.0 million in 2010.  In connection with the restructuring of certain credit intermediation agreements in 2010, certain of these fund advances were contributed to our Centerline Guaranteed Holdings LLC (“Guaranteed Holdings”) and CFin Holdings subsidiaries. See Affordable Housing Transactions – Property Partnerships in Note 25).

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

NOTE 24 – Business Segments

Business segment results include all direct and contractual revenues and expenses of each business segment and allocations of certain indirect expenses based on specific methodologies.  These reportable business segments are strategic business units that primarily generate revenue streams that are distinctly different from one another and are generally managed separately.  Transactions between business segments are accounted for as third-party arrangements for the purposes of presenting business segment results of operations.  Typical intersegment eliminations include fees earned from Consolidated Partnerships and intercompany interest.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Prior period business segment results were adjusted retroactively to reflect the Company’s 2011 decision to allocate certain Corporate overhead, such as Human Resources, Information Technology, and Finance and Accounting to the Affordable Housing and Mortgage Banking segments.

	Three Months Ended March 31,
(in thousands)	2011	2010
Revenue
Affordable Housing	$28,093	$30,404
Mortgage Banking	11,705	10,093
Corporate	118	354
Consolidated Partnerships	26,258	27,917
Eliminations	(17,465)	(16,156)
Consolidated Revenues	$48,709	$52,612
Depreciation and amortization
Affordable Housing	$414	$868
Mortgage Banking	2,717	2,529
Corporate	415	3,063
Eliminations and adjustments	--	5
Consolidated Depreciation and Amortization	$3,546	$6,465
Depreciation and Amortization of Consolidated Partnerships	$12,364	$13,355
Net income (loss) attributable to Centerline Holding Company Shareholders
Affordable Housing	$219	$14,330
Mortgage Banking	741	(3,186)
Corporate	(649)	55,298
Consolidated Partnerships	(501)	(167)
Eliminations	699	3,092
Total net income attributable to Centerline Holding Company shareholders – continuing operations	$509	$69,367

NOTE 25 – Commitments and Contingencies

A.	Affordable Housing Transactions

Yield Transactions

Via the isolated special purpose entities described below, we have entered into several credit intermediation agreements with either Natixis or Merrill Lynch (each a “Primary Intermediator”) to provide agreed-upon rates of return to third-party investors for pools of multifamily properties in certain Tax Credit Fund Partnerships.  In return, we have received or will receive fees generally at the start of each credit intermediation period.  There are a total of 20 outstanding agreements to provide the specified returns through the construction and lease-up phases and through the operating phase of the properties.

Total potential exposure pursuant to these credit intermediation agreements at March 31, 2011 is $1.3 billion, assuming the funds achieve no return whatsoever beyond the March 31, 2011 measurement date (assuming all underlying properties fail and are foreclosed upon, causing us to invoke the “calamity call” provision in each fund on March 31, 2011).  Of these totals:

•
Five of the agreements (comprising $538.5 million of the total potential exposure) are transacted by our subsidiary, Centerline Financial, an isolated special purpose entity wholly owned by CFin Holdings.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•	Seven of the agreements (comprising $403.4 million of the total potential exposure) are with our subsidiary, CFin Holdings, an isolated special purpose entity owned 90% by CCG and 10% by Natixis.

•
Eight of the credit intermediation agreements (comprising $330.2 million of the total potential exposure) are with Centerline Guaranteed Holdings LLC, an isolated special purpose entity and wholly owned subsidiary of CCG.

In connection with the Natixis Master Agreement, all current and future voluntary loans, receivables, and Special Limited Partner (“SLP”) fees associated with all Natixis Credit Enhanced Funds were assigned to CFin Holdings (see Property Partnerships below).  As part of the Natixis Master Agreement, if certain conditions are met, we and Natixis have agreed to terms for the restructuring of certain bonds that were part of the Freddie Mac Re-securitization and Natixis has agreed to allow certain assets of CFin Holdings to be used for these bond restructurings.  In connection with the Natixis Master Agreement, we issued Natixis 1.2 million Special Series A Shares and recorded an expense of $2.8 million in “Other Fees” within “General and Administrative Expenses” on our Condensed Consolidated Statements of Operations for the three months ended March 31, 2010.

In connection with the March 5, 2010 Master Assignment, Stabilization, Assignment Allocation and Asset Management Agreement with Merrill Lynch (the “Merrill Transaction Assignment Agreement”), CHC entered into a Reaffirmation of Guarantee in favor of Merrill Lynch whereby under certain circumstances CHC will indemnify Merrill Lynch for losses incurred under the yield transactions to the extent these losses are caused by events that occurred prior to the execution of the Merrill Transaction Assignment Agreement.  As part of the Merrill Transaction Assignment Agreement, if certain conditions are met, we have agreed to terms for the restructuring of certain bonds that were part of the December 2007 re-securitization and Merrill Lynch has agreed to allow certain assets of Guaranteed Holdings to be used for these bond restructurings.  In connection with the Merrill Transaction Assignment Agreement, we accrued $25.7 million and $1.4 million in assumption fees in the three-month periods ended March 31, 2010 and 2011, respectively, in “Other Fees” within “General and Administrative Expenses” on our Consolidated Statements of Operations.  The fee is due upon the termination of certain yield transactions and is calculated as 50% of the value of the collateral securing Guaranteed Holdings’ obligations under these yield transactions but not to exceed $42.0 million.

The carrying value of all the above obligations under credit intermediation agreements, representing the deferral of the fee income over the obligation periods, was $22.6 million as of March 31, 2011 and $23.7 million as of December 31, 2010.  This amount is included in “Deferred revenues” within “Accounts payable, accrued expense and other liabilities” on our Consolidated Balance Sheets.

Loss Reserve Relating to Yield Transactions

During 2009, we developed a strategy to address a marked decline in the operating performance of many of the non-stabilized properties underlying our Affordable Housing investments, to manage our exposure under the yield transactions described above, and to address the declining cash flows to our Series B Freddie Mac Certificates.  To address these matters and their potential impact on our interests, we expect to restructure many of the mortgage revenue bonds to allow the bonds secured by these properties to stabilize.  In connection with the Natixis Master Agreement and the Merrill Transaction Assignment Agreement, we have agreed to terms for the restructuring of certain of the mortgage revenue bonds.  This strategy, including the terms agreed to in the Natixis Master Agreement and the Merrill Transaction Assignment Agreement, entails cash infusions, which could approximate $249.9 million, from us and other parties with an economic interest in the properties, or may result in a reduction in the principal balance of our Series B Freddie Mac Certificates.

For many of the properties in the pools associated with the credit intermediation agreements described under “Yield Transactions” above, mortgage revenue bonds were included in the December 2007 re-securitization transaction.  Certain credit intermediated funds have equity investments in the properties underlying some of the bonds that require restructuring.  If the required principal buy-downs are not made for these bonds, the underlying properties can be foreclosed upon, which could cause a substantial recapture of LIHTCs thereby reducing the rate of return earned by the limited partners of the funds.  A reduction in the rate of return below the rate specified at inception of the investment fund would trigger a default event that could require a payment to be made by the Primary Intermediators to the limited partners of the funds.

Should the Primary Intermediators expend cash to execute these restructurings, CFin Holdings, CFin or Guaranteed Holdings may have to reimburse them or they may have to forfeit cash that we have deposited as collateral.  Should the Primary Intermediators not expend cash to the extent we have projected, we could incur additional impairments of our Series B Freddie Mac Certificates.  We have analyzed the expected operations of the underlying properties and, as of March 31, 2011, maintain a reserve for possible losses of $83.9 million, principally related to potential payments to reduce the principal balance of mortgage debt on specified properties in order to reduce exposure under the Yield Transactions.  As of December 31, 2010, the reserve for possible losses was $89.4 million.  In addition, the impact of the assumed restructuring led to a $22.8 million impairment of our Series B Freddie Mac Certificates for the three-month period ended March 31, 2010 (see Notes 5 and 19).

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We have not yet been called upon to make payments under the yield transaction obligations.  However, certain cash and other assets were pledged as collateral to Merrill Lynch and Natixis by CFin, CFin Holdings, and Guaranteed Holdings. Potential additional collateral will be posted by Guaranteed Holdings from the future sale proceeds of three properties in the Merrill Lynch Credit Enhanced portfolio.  As of March 31, 2011, Guaranteed Holdings maintained collateral to satisfy Merrill Lynch’s collateral requirements, consisting of cash deposits of $45.4 million which are included in “Deferred costs and other assets, net” on our Condensed Consolidated Balance Sheets and $18.5 million in investments in Series A-1 Freddie Mac Certificates included in available-for-sale investments on our Condensed Consolidated Balance Sheets.  In addition, as of March 31, 2011, Centerline Financial and Guaranteed Holdings maintained a cash balance of $66.8 million, included in “Cash and cash equivalents” as a capital requirement in support of their exposure under their credit intermediation agreements.

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

As of March 31, 2011, we had a $56.6 million receivable for advances as described above, net of a $33.7 million reserve for bad debt (see Note 23).  This includes $19.8 million (net of a $9.2 million reserve) recorded in CAHA’s books and $36.8 million (net of a $24.5 million reserve) recorded in our isolated special purpose entities’ CFin Holdings and Guaranteed Holdings financial statements, including $25.1 million net receivables that were assigned by CAHA to these entities on March 5, 2010 in connection with the restructuring of the Yield Transactions as part of Receivables Assignment and Assumption Agreements with both Natixis and Merrill.

B.	Forward Transactions

At March 31, 2011, we had a forward commitment to originate one loan under a Freddie Mac program in the amount of $13.9 million.  This forward commitment expires in June 2011 at which date, it is expected to be funded.  This lending commitment has an associated purchase commitment from Freddie Mac.

In addition, as of March 31, 2011, we had commitments to sell mortgages that have already been funded to GSEs totaling $80.6 million, which are included in “Investments – Other” as “Mortgage loans held for sale” on the Condensed Consolidated Balance Sheets.

C.	Mortgage Loan Loss Sharing Agreements

Under the Delegated Underwriting Service (“DUS”) program, we originate loans through one of our subsidiaries that are thereafter purchased or credit enhanced by Fannie Mae and sold to third-party investors.  Pursuant to a master loss sharing agreement with Fannie Mae, we retain a first loss position with respect to the loans that we originate and sell under this program.  For these loss sharing loans, we assume responsibility for a portion of any loss that may result from borrower defaults, based on the Fannie Mae loss sharing formulas, and Fannie Mae risk Levels I, II or III.  All of the 982 loss sharing loans in this program as of March 31, 2011, were Level I loans.  For a majority of these loans, if a default occurs, we are responsible for the first 5% of the unpaid principal balance and a portion of any additional losses to a maximum of 20% of the original principal balance; any remaining loss is borne by Fannie Mae.  A modified risk sharing arrangement is applied to 95 loans in which our risk share is reduced to 0% to 75% of our overall share of the loss.  Pursuant to this agreement, we are responsible for funding 100% of mortgagor delinquency (principal and interest) and servicing advances (taxes, insurance and foreclosure costs) until the amounts advanced exceed 5% of the unpaid principal balance at the date of default.  Thereafter, for Level I loans, we may request interim loss sharing adjustments that allow us to fund 25% of such advances until final settlement under the master loss sharing agreement.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We also participate in loss sharing transactions under Freddie Mac’s Delegated Underwriting Initiative (“DUI”) program whereby we have originated loans that were purchased by Freddie Mac.  Under the terms of our master agreement with Freddie Mac, we are obligated to reimburse Freddie Mac, for a portion of any loss that may result from borrower defaults in DUI transactions.  For such loans, if a default occurs, our share of the standard loss will be the first 5% of the unpaid principal balance and 25% of the next 20% of the remaining unpaid principal balance to a maximum of 10% of the unpaid principal balance.  The loss on a defaulted loan is calculated as the unpaid principal amount due, unpaid interest due, and default resolutions costs (taxes, insurance, operation and foreclosure costs) less recoveries.  As of March 31, 2011, we had 58 loss sharing loans in this program.

Our maximum exposure at March 31, 2011, pursuant to these agreements, was $860.1 million (representing what we would owe in accordance with the loss sharing percentages with Fannie Mae and Freddie Mac described above if every loan defaulted and losses were incurred in amounts equal to or greater than these levels for which we are responsible), although we believe this amount is not indicative of our actual potential losses.  We maintain an allowance for risk-sharing obligations for loans originated under these product lines at a level that, in management’s judgment, is adequate to provide for estimated losses.  At March 31, 2011 and December 31, 2010, that reserve was $29.7 million and $29.9 million, respectively.  The reserve is recorded in “Accounts payable, accrued expenses and other liabilities” (see Note 14) on our Condensed Consolidated Balance Sheet.

The components of the change in the allowance for risk-sharing obligations were as follows:

(in thousands)

Balance at January 1, 2010	$24,219
Additional provision recorded during the period	935
Realized losses on risk-sharing obligations	(704)

Balance at March 31, 2010	$24,450

Balance at January 1, 2011	29,924
Additional provision recorded during the period	238
Realized losses on risk-sharing obligations	(469)

Balance at March 31, 2011	$29,693

As of March 31, 2011, we maintained collateral consisting of money market and short-term investments of $10.9 million, which is included in “Restricted cash” on our Condensed Consolidated Balance Sheet, to satisfy the Fannie Mae collateral requirements of which we were in compliance with at March 31, 2011.  In addition, we maintain cash in excess of program requirements.  At March 31, 2011, we had $9.2 million excess cash.

We are also required by the master agreement with Freddie Mac to provide collateral as security for payment of the reimbursement obligation.  The collateral can include a combination of the net worth of one of our Mortgage Banking subsidiaries, a letter of credit and/or cash.  To meet this collateral requirement, we have a letter of credit arrangement with Bank of America as a part of our Revolving Credit Facility (see Note 12).  At March 31, 2011, commitments under this agreement totaled $12.0 million.

D.	Legal Contingencies

We are subject to routine litigation and administrative proceedings arising in the ordinary course of business.  In addition, we are party to the following actions:

•
On or about March 6, 2009, Regions Bank, as Trustee under a Trust Indenture dated April 1, 2005 respecting the Walton Trail Apartments, commenced an action, entitled Regions Bank v. Deickman, et al., Civil Action No. 2009-CV-165607-MJW, in the Superior Court of Fulton County, Georgia, against guarantors of the bond indebtedness of Walton Trails, Stephen R. Dieckman, Arthur Dickson Cannon, Jr. and Arthur Dickson Cannon, III (the “Defendants”) seeking to collect money owed under a certain Guaranty and Suretyship Agreement dated as of May 1, 2005.  On or about May 28, 2009, the Defendants filed a Third-Party Complaint in that action against CCG and Caswyck Trail, LLC (“Caswyck”).  Defendants thereafter amended their Third-Party Complaint.  Caswyck is a Georgia limited liability company, which owns the Walton Trail affordable housing apartment complex in Georgia and in which indirect subsidiaries of CCG and an investment fund sponsored by CCG are members.  The Amended Third-Party Complaint alleges that CCG misled and defrauded the Defendants and acted in bad faith in connection with certain unsuccessful and unconsummated negotiations to restructure the finances of Caswyck.  The Amended Third-Party Complaint asserts a claim for common law fraud against CCG and claims for subrogation, indemnification, unjust enrichment and declaratory judgment against Caswyck for any liability that Defendants may have to the Trustee.  The Defendants seek unspecified amounts of damages, attorney’s fees and costs.  On or about August 10, 2009, CCG and Caswyck each separately moved to dismiss the claims then asserted against it.  In accordance with Georgia procedures, each also answered the Third-Party Complaint on or about August 10, 2009 and asserted counterclaims against the Third-Party Plaintiffs.  In two written orders each dated December 14, 2009, the Court granted CCG’s and Caswyck’s motions to dismiss and dismissed the subrogation and contribution claims against Caswyck and the fraud claim against Centerline.  After Caswyck moved to dismiss the subrogation and contribution claims, but prior to the Court ruling on that motion, the third-party plaintiffs amended their Third-Party Complaint to assert their claims for indemnification and unjust enrichment against Caswyck.  After the entry of the Court’s December 14, 2009 dismissal orders, the third-party plaintiffs moved for reconsideration of the Court’s decision to dismiss the fraud claim against CCG and for permission to take an immediate appeal of that decision.  The Court has not yet ruled on those two motions by the third-party plaintiffs.  On or about July 9, 2010, the Court entered a Case Scheduling Order requiring, among other pretrial deadlines and procedures, that all discovery be completed by August 15, 2011, dispositive motions must be made by September 30, 2011 and the case will be set on a trial calendar in early 2012.  After entry of the Court’s Case Scheduling Order, the parties engaged in settlement discussions, which were unsuccessful in resolving the litigation.  CCG and Caswyck intend to continue to defend vigorously against the claims asserted against them.

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

The complaint asserts claims that certain of the investment funds managed by the Company’s subsidiaries breached certain contracts by not paying a total of approximately $1.2 million in capital contributions to Lofts and Tenant, which are project partnerships in which certain of the Centerline Locust Street Defendants are limited partners.  The complaint also alleges that the Centerline Locust Street Defendants that serve as the special limited partner for Lofts and Tenant improperly removed certain plaintiffs from their positions as the general partners of Lofts and Tenant. The complaint seeks money damages of approximately $1.2 million, interest, costs, attorneys’ fees and declaratory relief.  The court conducted an evidentiary hearing on the motion for a preliminary injunction or a receiver on October 13 and 14, 2010 and in a memorandum and order dated January 13, 2011 denied that motion.  The Centerline Locust Street Defendants intend to defend the claims asserted against them and to prosecute their counterclaims vigorously.

E.	Other Contingent Liabilities

We have entered into several transactions pursuant to the terms of which we will provide credit support to construction lenders for project completion and Fannie Mae conversion.  In some instances, we have also agreed to acquire subordinated bonds to the extent the construction period bonds do not fully convert.  In some instances, we also provide payment, operating deficit, recapture and replacement reserve guarantees as business requirements for developers to obtain construction financing.  Our maximum aggregate exposure relating to these transactions was $185.8 million as of March 31, 2011.  To date, we have had minimal exposure to losses under these transactions and anticipate no material liquidity requirements in satisfaction of any guarantee issued.

In addition, we have entered into a number of indemnification agreements whereby we will indemnify a purchaser of the general partner (“GP”) interests for losses they may incur as a result of certain acts, including those that occurred while we served as the GP.  Although the indemnification agreements do not explicitly provide a cap on our exposure, to date we have had minimal exposure to losses under these transactions and anticipate no material liquidity requirements in satisfaction of any indemnities issued.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Centerline Financial has two credit intermediation agreements to provide for monthly principal and interest debt service payments for debt owed by property partnerships owned by third parties, to the extent there is a shortfall in payment from the underlying property.  In return, we receive fees monthly based on a fixed rate until the expiration of the agreements that occur in 2023 and 2025.  Total potential exposure pursuant to these transactions is $33.7 million as well as monthly interest obligations, assuming the bonds default and cannot be sold.  The recourse upon default would be to acquire the bond and foreclose on the underlying property at which point the property would be rehabilitated or sold.  The fair value of the obligations, representing the deferral of the fee income over the obligation period, was $0.9 million as of March 31, 2011.  This amount is included in “Deferred revenues” within “Accounts payable, accrued expenses and other liabilities” on our Condensed Consolidated Balance Sheets.

As indicated in Note 23, an affiliate of TRCLP assumed $5.0 million of the debt under our Term Loan and Revolving Credit Facility in connection with a consulting and advisory agreement we entered into with the TRCLP affiliate. Under the consulting agreement, we are obligated to pay fees to the TRCLP affiliate equal to the interest payable on the TRCLP Loan.

Under the terms of the agreement and as detailed in Note 23, in some cases, if we terminate the agreement we may be obligated to immediately repay the remaining principal balance of the TRCLP loan

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to explain the results of operations and financial condition of Centerline Holding Company.  MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes.

This MD&A contains forward-looking statements; please see page 69 for more information.

Page

Significant components of the MD&A section include:

SECTION 1 – Overview The overview section provides a summary of Centerline and our reportable business groups. We also include a discussion of factors affecting our consolidated results of operations as well as items specific to each business group.	44

SECTION 2 – Consolidated Results of Operations The consolidated results of operations section provides an analysis of our consolidated results on a reportable segment basis for the three months ended March 31, 2011, against the comparable prior year period. Significant subsections within this section are as follows:	45

Comparability of Results	45
Summary Consolidated Results	46
Affordable Housing	48
Mortgage Banking	54
Corporate	58
Consolidated Partnerships	60
Income Taxes	62
Accounting Developments	62
Inflation	63

SECTION 3 – Liquidity and Capital Resources The liquidity and capital resources section discusses our ability to generate adequate amounts of cash to meet our current and future needs. Significant subsections within this section are as follows:	63

Liquidity	63
Cash Flows	65
Liquidity Requirements after March 31, 2011	65
Fair Value Disclosures	66
Capital Resources	67
Commitments and Contingencies	69

SECTION 4 – Forward Looking Statements	70

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

SECTION 1 – OVERVIEW

Centerline Holding Company (OTC: CLNH), through its subsidiaries, provides real estate financial and asset management services for affordable and conventional multifamily housing.  We offer a range of debt and equity financing and investment products to developers, owners, and investors.  We originate debt and equity products for affordable and market-rate multifamily properties, sponsor and manage 136 public and private real estate investment funds and the assets within these funds for institutional and retail investors, and service and manage mortgage loans on behalf of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), known collectively as Government-Sponsored Enterprises (“GSEs”), as well as the Government National Mortgage Association (“Ginnie Mae”), and the Federal Housing Administration (“FHA”).  Centerline Holding Company, or its predecessor entities, has been in continuous operation since 1972; it became a public company in 1997.  Organized as a statutory trust created under the laws of Delaware, we conduct substantially all of our business through our subsidiaries, generally under the designation Centerline Capital Group.  The terms “we”, “us”, “our” or “the Company” as used throughout this document refer to the business as a whole, or a subsidiary, while the term “parent trust” refers only to Centerline Holding Company as a stand-alone entity.

We operate through two core business groups: Affordable Housing and Mortgage Banking.  Our Corporate Group, comprising the Finance and Accounting, Treasury, Legal, Corporate Communications, Operations and Risk Management departments, supports our two business groups.  We also consolidate certain funds we control, notwithstanding the fact that we may have only a minority, and in most cases negligible, economic interest.  These funds are included in our Consolidated Partnership Group.

Our team of professionals comprises a unique blend of capital markets and real estate expertise, experience, and creativity to provide highly practical, customized solutions for real estate investors, developers, and owners.  We pride ourselves on strong underwriting protocols, solid credit processes and procedures, a superior asset management platform, creativity, flexibility, and the ability to react quickly to our customers’ needs.  We have built a growing debt origination platform, with strong sponsor relationships, access to a variety of capital sources, and a stable fund management business with deep investor relationships.  Most important, we have retained and recruited the best and the brightest professionals to manage, run, and build our businesses.

Disruption in worldwide credit markets that began in 2007 and continued into 2010 adversely affected all of our businesses.  Ongoing lack of market liquidity severely limited capital available for investment.  The economy depressed asset values, limited our ability to raise equity capital to grow assets under management, lowered origination volumes, led to increased default rates within our portfolios, and, in our credit risk products businesses, led to business dormancy.  These factors significantly reduced our earnings power and negatively affected our own liquidity.

Our business was further constrained by the instability of our balance sheet and by the terms of our Term Loan and Revolving Credit Facility and other debt agreements.  Loan terms that included higher interest rates and rapid amortization of debt balances limited our ability to engage in specified kinds of transactions, including certain types of fund originations, without lender approval.

As a result of the struggling economy and a capital structure that was difficult to support, in March 2010 we completed a comprehensive restructuring of the Company (the “March 2010 Restructuring”), whereby we:

•	sold our Portfolio Management Group and the portion of the Commercial Real Estate Group that did not relate to loan originations to affiliates of Island Capital;

•	amended and restructured our senior credit facility;

•	restructured various components of our equity and issued a new series of shares;

•
restructured our credit intermediation agreements by assigning obligations of Centerline Holding Company (“CHC”) and Centerline Capital Group (“CCG”) under credit intermediation agreements to certain isolated special purpose entities; and

•	settled a majority of our unsecured liabilities and restructured many of our contingent liabilities.

The March 2010 Restructuring has positioned us for potential growth in our remaining core businesses of Low-Income Housing Tax Credit (“LIHTC”) fund origination, asset management, and affordable and conventional multifamily lending.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

SECTION 2 – CONSOLIDATED RESULTS OF OPERATIONS

Comparability of Results

Prior period segment results were adjusted retrospectively to reflect the Company’s 2011 decision to allocate certain Corporate overhead, such as Human Resources, Information Technology, and Finance and Accounting to the Affordable Housing and Mortgage Banking segments.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Summary Consolidated Results

Our summary consolidated results of operations are presented below for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011							2010
(in thousands)	Affordable Housing	Mortgage Banking	Corporate	Consolidated Partnerships	Eliminations and Adjustments	Total	% of Revenues	Affordable Housing	Mortgage Banking	Corporate	Consolidated Partnerships	Eliminations and Adjustments	Total	% of Revenues	% Change

Revenues
Mortgage revenue bonds	$12,378	$--	$--	$--	$(8,240)	$4,138	8.5%	$12,939	$--	$--	$--	$(7,104)	$5,835	11.1%	(29.1)%
Other interest income	2,896	808	17	--	(32)	3,689	7.6	6,239	559	4	--	(29)	6,773	12.9	(45.5)
Interest income	15,274	808	17	--	(8,272)	7,827	16.1	19,178	559	4	--	(7,133)	12,608	24.0	(37.9)

Fund sponsorship	7,326	--	--	--	(6,168)	1,158	2.4	6,079	--	--	--	(5,277)	802	1.5	44.4
Mortgage origination fees	230	823	--	--	0	1,053	2.2	173	454	--	--	--	627	1.2	67.9
Mortgage servicing fees	894	4,879	--	--	14	5,787	11.9	568	4,781	--	--	130	5,479	10.4	5.6
Credit intermediation fees	1,169	--	--	--	(1,139)	30	0.1	1,785	--	--	--	(1,565)	220	0.4	(86.4)
Other fee income	--	120	--	--	(218)	(98)	(0.2)	--	30	--	--	(25)	5	--	N/M
Fee income	9,619	5,822	--	--	(7,511)	7,930	16.3	8,605	5,265	--	--	(6,737)	7,133	13.6	11.2

Gain on sale of mortgage loans	880	4,843	--	--	--	5,723	11.7	200	4,212	--	--	--	4,412	8.4	29.7
Prepayment penalties	--	39	--	--	--	39	0.1	--	20	--	--	--	20	--	95.0
Expense reimbursements	2,251	--	100	--	(1,681)	670	1.4	2,184	--	100	--	(2,284)	--	--	N/A
Miscellaneous	69	193	1	--	(1)	262	0.5	237	37	250	--	(2)	522	1.0	(49.8)
Other revenues	3,200	5,075	101	--	(1,682)	6,694	13.7	2,621	4,269	350	--	(2,286)	4,954	9.4	35.1

Revenues – consolidated partnerships	--	--	--	26,258	--	26,258	53.9	--	--	--	27,917	--	27,917	53.1	(5.9)
Total revenues	$28,093	$11,705	$118	$26,258	$(17,465)	$48,709	100.0%	$30,404	$10,093	$354	$27,917	$(16,156)	$52,612	100%	(7.4)%

Expenses
Salary	$4,993	$3,032	$2,843	$--	$--	$10,868	22.3%	$5,137	$2,708	$5,578	$--	$(14)	$13,409	25.5%	(18.9)%
Other general and administrative	4,161	2,359	6,526	--	(336)	12,710	26.1	29,467	1,677	21,103	--	(1,513)	50,734	96.4	(74.9)
General and administrative	9,154	5,391	9,369	--	(336)	23,578	48.4	34,604	4,385	26,681	--	(1,527)	64,143	121.9	(63.2)

Affordable Housing loss reserve	(5,500)	--	--	--	--	(5,500)	(11.3)	(62,000)	935	(48,044)	--	--	(109,109)	(207.4)	(95.0)
Bad debt expense	2,471	--	--	--	2	2,473	5.1	(3,387)	--	--	--	--	(3,387)	(6.4)	(173.0)
Provision for risk-sharing obligations	238	--	--	--	--	238	0.5	--	--	--	--	--	--	--	N/A
Recovery (Provision) for Losses	(2,791)	--	--	--	2	(2,789)	(5.7)	(65,387)	935	(48,044)	--	--	(112,496)	(213.8)	(97.5)

Borrowing and Financing	12,882	249	1,297	--	(226)	14,202	29.2	10,953	133	3,634	--	(461)	14,259	27.1	(0.4)
Derivatives – non-cash impact	(703)	--	--	--	--	(703)	(1.4)	(1,471)	--	--	--	--	(1,471)	(2.8)	(52.2)
Preferred shares of subsidiary	960	--	--	--	--	960	2.0	2,320	--	--	--	--	2,320	4.4	(58.6)
Interest expense	13,139	249	1,297	--	(226)	14,459	29.7	11,802	133	3,634	--	(461)	15,108	28.7	(4.3)

Depreciation and amortization	414	2,717	415	--	--	3,546	7.3	868	2,529	3,063	--	5	6,465	12.3	(45.2)
Loss on impairment of assets	--	--	--	--	--	--	--	22,409	--	--	--	--	22,409	42.6	(100.0)
Interest expense – consolidated partnerships	--	--	--	12,916	(8,255)	4,661	9.6	--	--	--	13,453	(7,134)	6,319	12.0	(26.2)
Other expense – consolidated partnerships	--	--	--	55,182	(9,349)	45,833	94.1	--	--	--	62,270	(8,967)	53,303	101.3	(14.0)
Total expenses	$19,916	$8,357	$11,081	$68,098	$(18,164)	$89,288	183.3%	$4,296	$7,982	$(14,666)	$75,723	$(18,084)	$55,251	105.0%	61.6%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended March 31,
	2011							2010
(in thousands)	Affordable Housing	Mortgage Banking	Corporate	Consolidated Partnerships	Eliminations and Adjustments	Total	% of Revenues	Affordable Housing	Mortgage Banking	Corporate	Consolidated Partnerships	Eliminations and Adjustments	Total	% of Revenues	% Change

Equity and other income (loss)	$--	$--	$--	$--	$--	$--	--%	$(134)	$--	$--	$--	$--	$(134)	(0.3)%	(100.0)%
Gain on settlement of liability	--	--	1,756	--	--	1,756	3.6	--	--	25,253	--	--	25,253	48.0	(93.0)
Repayment of bonds/sales of assets	--	--	--	--	--	--	--	2,191	--	--	--	--	2,191	4.2	(100.0)
Loss on investments – consolidated partnerships	--	--	--	(61,441)	--	(61,441)	(126.1)	--	--	--	(90,806)	--	(90,806)	(172.6)	(32.3)
Other (loss) income	--	--	1,756	(61,441)	--	(59,685)	(122.5)	2,057	--	25,253	(90,806)	--	(63,496)	(120.7)	(6.0)
Income tax provision/benefit – continuing operations	--	--	(193)	--	--	(193)	(0.4)	--	--	(393)	--	--	(393)	(0.7)	(50.9)
Net income (loss) – continuing operations	8,177	3,348	(9,400)	(103,281)	699	(100,457)	(206.2)	28,165	2,111	39,880	(138,612)	1,928	(66,528)	(126.5)	51.0
Allocation – preferred shares	(1,556)	--	--	--	--	(1,556)	(3.2)	(1,556)	--	--	--	--	(1,556)	(3.0)	--
Allocation – non-controlling interests	(671)	--	413	--	--	(258)	(0.5)	90	--	(1,084)	--	--	(994)	(1.9)	(74.0)
Allocation – consolidated partnerships	--	--	--	102,780	--	102,780	211.0	--	--	--	138,445	--	138,445	263.1	(25.8)
Net (income) loss attributable to non-controlling interests – continuing operations	(2,227)	--	413	102,780	--	100,966	207.3	(1,466)	--	(1,084)	138,445	--	135,895	258.3	(25.7)
Net income (loss) attributable to Centerline Holding Company shareholders – continuing operations, pre-allocation	5,950	3,348	(8,987)	(501)	699	509	1.0	26,699	2,111	38,796	(167)	1,928	69,367	131.8	(99.3)
Inter-segments expense allocation	5,731	2,607	(8,338)	--	--	--	--	12,369	5,297	(16,502)	--	(1,164)	--	--	N/A
Net income (loss) attributable to Centerline Holding Company shareholders – continuing operations	$219	$741	$(649)	$(501)	$699	$509	1.0	$14,330	$(3,186)	$55,298	$(167)	$3,092	$69,367	131.8	(99.3)
Net income – discontinued operations						253	0.5						160,262	304.6	(99.8)
Net income attributable to non-controlling interests – discontinued operations						--	--						(89,918)	(170.9)	(100.0)
Net income attributable to Centerline Holding Company shareholders – discontinued operations						253	0.5						70,344	133.7	(99.6)
Total income attributable to Centerline Holding Company shareholders						$762	1.6%						$139,711	265.5%	(99.5)

N/M – Not meaningful.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Net income or loss is defined as the net result of total company operations, prior to allocation of income or loss to non-controlling interests.  As the Tax Credit Fund Partnerships (by design) always generate operating losses, we expect to record net losses for the foreseeable future as they represent a significant portion of our consolidated operations.  After allocation of income or loss to non-controlling interests, we recorded net income allocable to our shareholders for the 2011 and for the 2010 periods.  For the periods presented, those items that are principally non-cash in nature and impact the comparability of results from period-to-period are highlighted in the table below.  Such items are shown prior to any adjustments for tax and allocations to non-controlling interests:

	Three Months Ended March 31,
(dollars in thousands)	2011	2010

Reduction/(increase) to net income:

Asset impairments (excluding equity investments):
Affordable Housing Group:
Series B Freddie Mac Certificates	$--	$22,814
Stabilization escrow	--	(405)

Corporate Group:
Professional fees related to the March 2010 Restructuring	--	11,793

Other items:
Affordable Housing Group:
Affordable Housing loss reserve	(5,500)	(62,000)
Provision for risk-sharing obligations	238	--

Mortgage Banking Group:
Provision for risk-sharing obligations	--	935

Corporate Group:
Gain on sale of discontinued operations	--	(20,500)
Gain on settlement of liability	(1,756)	(25,253)
Assumption fee relating to restructuring of credit intermediation agreements	1,396	27,623
Expense for Series A shares issued in connection with restructuring of credit intermediation agreements	--	2,842
Reversal of lease termination costs	--	(48,044)
Non-cash impact of derivatives	(703)	(1,471	)(1)
Severance costs	--	226
(1) Includes gains on termination of two derivative contracts.

Affordable Housing

Our Affordable Housing Group provides equity and debt financing to properties that benefit from the LIHTC or other financial structures (collectively “Tax Credit”) intended to promote development of affordable multifamily housing properties.  We sponsor and manage funds for institutional and retail investors that invest in affordable housing properties nationwide.  We also originate and service affordable housing multifamily loans under GSE, Ginnie Mae and FHA programs.  Over the last two years, due to the economic environment and the financial uncertainty we were facing prior to the March 2010 Restructuring, we experienced little fund origination activity, which contributed to a reduction in fees earned.  During this time, our focus has been on asset management and administration of our existing funds and properties, for which we have been receiving fees.  Asset Management includes managing construction risk throughout the construction process, monitoring specially serviced assets, which includes assets where an affiliate of ours has taken over the General Partner (“GP”) interest, assets that have gone into default or are in workout, or assets that have been foreclosed on.  During 2010 and into 2011, corporate investors have shown a renewed interest in the low-income housing tax credit equity market.  That and the March 2010 Restructuring provided us with the financial stability we needed to become more active in pursuing new fund originations.  In the fourth quarter of 2010, we also began acquiring limited partnerships interests in entities that own tax credit properties in anticipation of holding these investments on a short-term basis for inclusion in future investment fund offerings.  In the first quarter of 2011 we raised $119.3 million of gross equity for a new fund origination, of which we invested $62.2 million in new property acquisitions.  We will continue to actively pursue new fund originations going forward.  We also anticipate expanding our affordable debt platform through organic growth, improved cross-selling, strategic hiring, and improved mining of our existing tax credit equity portfolio.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Revenues

A description of the revenue streams for our Affordable Housing operations can be found in our 2010 Form 10-K.

	Three Months Ended March 31,
(dollars in thousands)	2011	2010	% Change

Interest income:
Mortgage revenue bond interest income	$12,378	$12,939	(4.3)%
Other interest income	2,896	6,239	(53.6)
Fee income:
Fund sponsorship	7,326	6,079	20.5
Mortgage origination fees	230	173	32.9
Mortgage servicing fees	894	568	57.4
Credit intermediation fees	1,169	1,785	(34.5)
Other:
Gain on sale of mortgage loans	880	200	340.0
Expense reimbursements	2,251	2,184	3.1
Miscellaneous	69	237	(70.9)

Total revenues	$28,093	$30,404	(7.6)%

Interest Income

Mortgage Revenue Bond Interest Income

The decrease is primarily due to two properties in default that were sold in the first quarter of 2010 whose proceeds were applied to interest previously reserved for in the amount of $1.6 million.  This was partially offset by the increase in the average principal balance of the mortgage revenue bonds of 14.9% (as shown in the table below).  Because our role as special servicer of the mortgage revenue bonds allows us to repurchase those bonds (although we do not intend to), we re-recognize bonds as assets when transferring them into special servicing and de-recognize bonds when transferring them out of special servicing.

The following table presents information related to our mortgage revenue bond interest income:

	Three Months Ended March 31,
(dollars in thousands)	2011	2010	% Change

Average number of bonds on the balance sheet not receiving sale recognition	96	85	12.9%
Average balance (unpaid principal balance)	$862,779	$750,604	14.9
Weighted average yield	6.56%	6.57%

Other Interest Income

Other interest income includes the interest earned on retained interests from the 2007 re-securitization transaction (specifically the Series A-1 and Series B Freddie Mac Certificates) and interest on the stabilization escrow account established at the time of the re-securitization.  $1.7 million of the overall decrease of $3.3 million in revenue in the first quarter of 2011 is the result of a decrease in the average cost basis of the Series B Freddie Mac Certificates as well as the decrease in the average effective interest rate from 10.5% in 2010 to 9.6% in 2011 due to a reduction in the projected future cash flows throughout 2010 of the Series B Freddie Mac Certificates resulting in other-than-temporary impairments.  Also contributing to the overall decrease was a $1.4 million decrease relating to the sale of $55.0 million of Series A-1 Freddie Mac certificates which occurred in December 2010.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Fee Income

Fee income in Affordable Housing includes income generated from Consolidated Partnerships that are eliminated upon consolidation.  The following table reflects total fee income and the fees from consolidated partnerships that are eliminated upon consolidation.

	Three Months Ended March 31,
(dollars in thousands)	2011	2010

Total fee income	$9,619	$8,605
Fee income generated from Consolidated Partnerships	(7,511)	(6,737)
Total fee income included in consolidated results	$2,108	$1,868

Fund Sponsorship

	Three Months Ended March 31,
(dollars in thousands)	2011	2010	% Change

Fees based on equity invested
Property acquisition fees	$1,400	$--	N/A
Organization, offering and acquisition allowance fees	1,244	--	N/A

Fees based on management of sponsored funds
Partnership management fees	1,340	1,917	(30.1)%
Asset management fees	1,917	2,905	(34.0)
Other fee income	1,425	1,257	13.4

Total fund sponsorship fee income	$7,326	$6,079	20.5%

Assets under management – tax credit funds	$9,410,437	$9,286,110	1.3%
Equity raised by tax credit funds	$119,250	$7,849	N/M
Equity invested by tax credit funds(1)	$62,220	$7,849	N/M

N/A – Not applicable. N/M – Not meaningful.

(1) Excludes warehoused properties that have not yet closed into an investment fund.

Fees Based on Equity Invested

While we may acquire properties on an ongoing basis throughout the year, we do not recognize property acquisition fees until we place the property into a sponsored fund.  Therefore, a change in timing of a fund closure may impact the level of revenues we recognize in a given period.  Additionally, the type of funds originated (whether for a single investor, or one with multiple investors) can affect the level of revenues as the fee rate for each varies.  Fees based on equity invested of $2.6 million recorded during the first quarter of 2011 pertained to eight property closings following the new fund origination in February 2011, whereas, during the first quarter of 2010, there were no property closings.

Fees Based on Management of Sponsored Funds

We collect partnership management fees at the time a fund closes and recognize them over the first five years of a fund’s life.  Due to the expiration of the 5-year service period for certain funds, these fees, have decreased throughout 2010 and in the first quarter of 2011.  This decrease was partially offset in the first quarter of 2011 due to the new fund origination for which we collect partnership management fees.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Asset management fees are collected over the life of a fund and recognized as earned to the extent that the investment funds have available cash flow.  The decrease in asset management fees in the first quarter of 2011 primarily was related to a reduction in the cash reserve balances of certain funds causing an uncertainty as to the collectability of fees for these funds as well as a portion of the prepaid asset management fees for certain funds becoming fully amortized as of March 31, 2011.

Mortgage Origination Fees

Affordable Housing mortgage loan originations for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31,
(dollars in thousands)	2011		2010	% Change

Total mortgage origination activity(1)	$8,545		$15,940	(46.4)%
Mortgages originated in prior periods and sold during the period	17,000		--
Less: mortgages originated but not yet sold(2)	(4,203)		--
Total mortgage origination activity recognized for GAAP and for which revenue is recognized	$21,342		$15,940	33.9%

		% of Total		% of Total
Loan Purchasers
Fannie Mae	$21,342	100.0%	$5,820	36.5%
Freddie Mac	--	--	10,120	63.5
Total	$21,342	100.0%	$15,940	100.0%

(1) Includes all mortgages funded during the period. (2) Included in Other Investments – mortgage loans held for sale.

During the first quarter of 2011, mortgage origination fee revenues increased as compared to the same period in 2010 as mortgage origination activity recognized for GAAP and for which revenue is recognized were higher as a result of an increase in mortgage originations from prior periods that were sold during this quarter.

Mortgage Servicing Fees

Mortgage servicing fees increased in the first quarter of 2011 due to an increase in the Affordable Housing loan servicing portfolio year-over-year.  Our portfolio of loans increased at March 31, 2011 as compared to March 31, 2010 due to the origination volume that we experienced throughout 2010, more than sufficiently replacing loan maturities and payoffs in the portfolio.

	March 31,
(dollars in thousands)	2011	2010	% Change

Primary servicing portfolio	$467,676	$413,198	13.2%

Credit Intermediation Fees

We collect credit intermediation fees at the time a fund closes and recognize them over a fund’s life based on risk-weighted periods on a straight-line basis.  Because the Affordable Housing Group no longer provides credit intermediation for new funds or products, the fee stream will continue to decline as the amortization period ends for certain funds.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Other Revenues

The increase in expense reimbursements was due primarily to an increase in the number of funds with available cash flow to pay expense reimbursements as a result of the increased volume of asset dispositions from the first quarter of 2010 to the first quarter of 2011.

The increase in gain on sale of mortgage loans is due to more favorable loan pricing resulting in higher trading premium revenue for Fannie Mae agency products, primarily due to a higher demand for affordable debt products in 2011 than in 2010 and an increase in gains we recorded in connection with recognizing mortgage servicing rights.

Expenses

Expenses for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2011	2010	% Change

General and administrative expenses
Salaries and benefits	$4,993	$5,137	(2.8)%
Other	4,161	29,467	(85.9)
Total general and administrative	9,154	34,604
Recovery of losses	(2,791)	(65,387)	(95.7)
Interest expense:
Borrowings and financings	12,882	10,953	17.6
Derivatives – non-cash impact	(703)	(1,471)	(52.2)
Preferred shares of subsidiary	960	2,320	(58.6)
Depreciation and amortization	414	868	(52.3)
Loss on impairment of assets	--	22,409	(100.0)

Total expenses	$19,916	$4,296	363.6%

Average borrowing rate	6.33%	6.09%
Average Securities Industry and Financial Markets Association (“SIFMA”) rate	0.26%	0.21%

General and Administrative

Salaries and benefits

Salaries and benefits decreased by $0.1 million during the first quarter of 2011. This decrease was due mainly to the decrease in the number of employees partially offset by a $0.4 million increase in our bonus expense in the first quarter of 2011.

Other

Other general and administrative expenses decreased by $25.3 million in the first quarter of 2011 as compared to the same period in 2010.  This decrease is attributed to the $27.6 million in assumption fees that were recorded in the first quarter of 2010 resulting from the restructuring of certain credit intermediation agreements as compared to $1.4 million recorded during the first quarter of 2011.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

(Recovery) provision for Losses

	Three Months Ended March 31,
(dollars in thousands)	2011	2010	% Change

Affordable Housing loss (recovery)	$(5,500)	$(62,000)	(91.1)%
Bad debt expense (recovery)	2,471	(3,387)	(173.0)
DUI provision for risk-sharing obligations	238	--	N/A

Total recovery of losses	$(2,791)	$(65,387)	(95.7)%
N/A – Not applicable.

Recovery of losses decreased by $62.6 million during the first quarter of 2011 as compared to the same period in 2010 mainly due to the following:

•
Affordable Housing loss reserves pertain to our commitment to fund the required buy-downs relating to assets in certain guaranteed funds for which we have associated credit intermediation agreements in order to allow them to stabilize and avoid foreclosure.  Our commitments were reduced in the first quarter of 2011 due to the restructuring of certain assets.  During the first quarter of 2010, we recorded a reduction of $62.0 million in loss reserves, due to the restructuring of certain assets which reduced the required buy-downs relating to the March 2010 Restructuring.

•
A $5.9 million increase in bad debt expense primarily due to an increase in the reserves against property advances to Tax Credit Fund Partnerships of approximately $5.2 million and an additional $0.7 million in 2010 relating to cash recoveries during the first quarter of 2010 from receivables previously reserved.

Interest Expense

Interest expense represents direct financing costs, including on-balance sheet securitizations of mortgage revenue bonds, distributions on preferred shares of Equity Issuer and intercompany interest expense on cash we borrow from our corporate credit facility to warehouse investments in entities that own tax credit partnerships prior to them being included into investment fund offerings.

The primary drivers of the change in interest expense were:

•
A $1.9 million increase pertaining to borrowing and financings in the first quarter of 2011, as compared to the same period in 2010, is due primarily to an increase of $1.6 million related to the Freddie Mac secured financing attributable to an $87.4 million increase in the average bond principal balance, to $663.7 million.  The increase also includes an increase in the weighted-average interest rate from 6.11% at March 31, 2010 to 6.29% at March 31, 2011.  The increase in the average bond principal balance is a result of an increase in bonds in the December 2007 re-securitization that have been re-recognized as a result of default, placement in special servicing, or for which we made commitments to fund operating deficits to the underlying property partnerships.  An additional $0.5 million increase in interest expense is due to the $20.0 million loan CFin Holdings took from Natixis as part of the March 2010 Restructuring.

•
A $0.8 million increase in 2011 in non-cash interest expense on derivatives primarily due to unfavorable changes in the fair value of our free-standing derivatives contributing $0.6 million as well as the termination of two swap agreements during 2010 that were not included in the 2011 amounts that resulted in a gain of $1.9 million.  Also contributing to the increase is a $2.1 million reduction on the gains on termination of the developer swaps in the first quarter of 2010.  There were no developer swaps terminated during the first quarter of 2011.  As of March 31, 2011, we are party to 17 interest rate swap agreements with the developers of properties underlying certain mortgage revenue bonds we previously owned.  Where able, we plan to continue terminating these developer swaps.  As the swaps are all out-of-the-money, we would record additional gains upon termination.

•
A $1.4 million decrease pertaining to interest on preferred shares of subsidiary due to the sale of certain Series A-1 Freddie Mac Certificates in December 2010 which resulted in the redemption of the related preferred shares.  We experienced a comparable decrease in revenues related to the Series A-1 Freddie Mac Certificates.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Depreciation and Amortization

Depreciation and amortization expenses decreased by $0.5 million in the first quarter of 2011 compared to the same period in 2010.  This is mainly attributable to the redemption of Preferred Shares Series B and B-1 in December 2010 which reduced the average monthly amortization for the deferred origination costs. The deferred origination costs are being recognized over the term of the preferred shares.

Loss on Impairment of Assets

The loss on impairment of assets in 2010 resulted principally from the declining performance of properties that underlie the mortgage revenue bonds we re-securitized in 2007 and the anticipated use of the escrow to buy down or restructure bonds.  For detailed discussion, see Notes 19 and 25 to the condensed consolidated financial statements.

Other Income

Other income for the Affordable Housing Group for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31,
(dollars in thousands)	2011	2010	% Change

Equity and other loss	$--	$(134)	(100.0)%
Gain from repayment or sales of investments, net	--	2,191	(100.0)

Total other income	$--	$2,057	(100.0)%

Profitability

	Three Months Ended March 31,
(dollars in thousands)	2011	2010	% Change

Income before other allocations	$8,177	$28,165	(71.0)%
Net income	5,950	26,699	(77.7)

The change in income before other allocations reflects the revenues and expense changes discussed above.  Incremental costs incorporated in net loss include allocations to the perpetual Equity Issuer preferred shares.

Mortgage Banking

The primary business function of the Mortgage Banking Group is to underwrite, originate, and service multifamily loans under GSE, Ginnie Mae and FHA programs.  Once loans we originate are closed, they are sold shortly afterward; we retain only the servicing rights.  We earn origination fees and trading-premium revenues.  We also recognize Mortgage Servicing Right (“MSR”) revenues on loan we originate.  Trading premiums and MSR values are recorded as gains on sale of mortgage loans on our consolidated statements of operations.  During the first quarter of 2011, as compared to the same period in 2010, we experienced an increase in origination volume due to more favorable market conditions and the increase in our origination capabilities that includes the growth of our small loan business and the increase in our loan origination teams distributed in seven offices nationwide.  As a result, origination fees, trading-premium revenues and MSR revenues have increased during 2011.

We also earn mortgage-servicing fees on our servicing portfolio of over 1,300 loans.  Our servicing fees provide a stable revenue stream.  Servicing fees are based on contractual terms and earned over the life of a loan.  In addition, we earn interest income from escrow deposits held on behalf of borrowers and on loans while they are being financed by our warehouse line, as well as late charges, prepayments of loans and other ancillary fees.

We have risk-sharing obligations on most loans we originate under the Fannie Mae DUS program and the Freddie Mac Delegated Underwriting Initiative (“DUI”) program.  Under the DUS program we retain a first loss position with respect to the loans that we originate and sell under this program.  For a majority of such loans, we absorb the first 5% of any losses on the unpaid principal balance of a loan if a default occurs; above 5% we share a percentage of the loss with Fannie Mae, with our maximum loss capped at 20% of the unpaid principal balance of a loan.  For loans that we originate under the DUI program, we are obligated to reimburse Freddie Mac for a portion of any loss that may result from borrower defaults in DUI transactions.  For such loans, our share of the standard loss will be the first 5% of the unpaid principal balance and 25% of the next 20% of the remaining unpaid principal balance to a maximum of 10% of the unpaid principal balance if a default occurs.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Our servicing fees for risk-sharing loans include compensation for the risk-sharing obligations and are larger than the servicing fees we receive for loans with no risk-sharing obligations.  We receive a lower servicing fee for loans with modified risk-sharing than for loans with full risk-sharing.  While our origination volume increased in 2010 and 2011, these increases were offset by loan maturities and payoffs so our portfolio size remained relatively unchanged.  However, because our risk-sharing product increased in recent years, we have experienced a slight increase in our servicing fees in the first quarter of 2011 as compared to the same period in 2010.

Revenues

For a description of our revenue recognition policies, see Note 2 to our 2010 Form 10-K.

	Three Months Ende3d March 31,
(dollars in thousands)	2011	2010	% Change

Interest income	$808	$559	44.5%
Fee income:
Mortgage origination fees	823	454	81.3
Mortgage servicing fees	4,879	4,781	2.0
Other fee income	120	30	300.0
Other:
Gain on sale of mortgage loans	4,843	4,212	15.0
Prepayment penalties	39	20	95.0
Other revenues	193	37	N/M

Total revenues	$11,705	$10,093	16.0%
N/M – Not meaningful.

Interest Income

The increase in interest income in the first quarter of 2011 is attributable primarily to the increase in the interest earned on loans during 2011 while being financed on the warehouse line.  Although average interest rates on multifamily mortgage loans are lower in the first quarter of 2011 as compared to the first quarter of 2010, interest income earned during these periods increased due to the increase in origination volume achieved during 2011 as compared to 2010.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Fee Income

Mortgage Origination Fees

Mortgage originations for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31,
(dollars in thousands)	2011		2010	% Change

Total mortgage origination activity(1)	$170,993		$135,207	26.5%
Mortgages originated in prior periods and sold during the period	58,460		28,520
Less: mortgages originated but not yet sold(2)	(76,274)		(60,528)
Total mortgage origination activity recognized for GAAP and for which revenue is recognized	$153,179		$103,199	48.4%

		% of Total		% of Total
Loan Purchasers
Fannie Mae	$142,179	92.8%	$103,199	100.0%
Freddie Mac	11,000	7.2	--	--

Total	$153,179	100.0%	$103,199	100.0%

(1) Includes all mortgages funded during the period. (2) Included in Other Investments – mortgage loans held for sale.

During the first quarter of 2011, our mortgage origination volume recognized for GAAP purposes increased by 48.4% as compared to the same period in 2010 primarily due to more favorable market conditions and the increase in our origination capabilities.  The improved market conditions resulted in a significant increase in the volume of property acquisitions requiring financing, causing an overall increase in activity.  The increase in our origination capabilities includes our small loans initiative, begun in the fourth quarter of 2009, to underwrite and originate smaller loans under our Fannie Mae DUS program.  The Small Loan Group division accounted for 30.4% of our total originations for the first quarter in 2011 compared to and 28.6% for the same period in 2010.

Mortgage origination revenues include a non-refundable origination fee received on a portfolio of loans that have yet to be originated.  These loans are in the application stage; however, the non-refundable origination fee has been recognized in the first quarter of 2011.  With the exception of such revenue, mortgage origination revenue increased proportionally to mortgage originations for the quarter.

We also experienced an increase in gain on sales of loans due to the value of MSRs retained on each loan.  We recorded $3.0 million of revenue resulting from the valuation of MSR in the first quarter of 2011 as compared to $2.4 million in 2010 primarily as the result of an overall increase in origination volume in the first quarter of 2011, as compared to the same period in 2010.  Premium revenue has remained rather constant period-over-period, although the origination volume has increased.  This is due to the increase in competition, which effectively decreases the margins earned on loans.

Mortgage Servicing Fees

As mentioned above, mortgage servicing fees are a significant source of revenue for us.  Our portfolio of loans has remained relatively unchanged at March 31, 2011 as compared to March 31, 2010 due to an increase in origination volume throughout 2010 and into 2011 that effectively replaced reductions in the portfolio from principal paydowns, maturities and refinancings.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Our portfolio balances at March 31, 2011 and 2010 were as follows:

	March 31,
(dollars in thousands)	2011	2010	% Change

Primary servicing portfolio	$8,256,253	$8,383,413	(1.5)%

Although the portfolio has remained relatively unchanged in the first quarter of 2011 as compared to the same period in 2010, we experienced an increase in servicing fees earned from the portfolio due to the nature of more recent originations.  We currently earn higher servicing fees because we are originating more shared-risk product than in the past.  Loans that are currently being paid off are those with lower servicing fee rates, resulting in a higher weighted-average servicing fee being earned on the portfolio in 2011 than in 2010.  Weighted-average servicing rates increased by more than two basis points for the first quarter of 2011 as compared to the first quarter of 2010 servicing rates.

Expenses

Interest expense in the Mortgage Banking segment represents direct financing costs, including asset-backed warehouse lines (used for mortgage loans we originate).  Other major expenses include amortization of MSRs, salaries and other costs of employees working directly in this business as well as allocations of certain corporate costs.

	Three Months Ended March, 31
(dollars in thousands)	2011	2010	% Change

General and administrative	$5,391	$4,385	22.9%
Provision for losses	--	935	(100.0)
Interest expenses	249	133	87.2
Depreciation and amortization	2,717	2,529	7.4

Total expenses	$8,357	$7,982	4.7%

General and Administrative

General and administrative expense increased by $1.0 million for the first quarter of 2011 as compared to 2010 primarily due to a $0.3 million increase in salaries and benefit related costs of our Mortgage Banking Group.  The number of employees in our Mortgage Banking Group increased from 38 at March 31, 2010 to 49 at March 31, 2011.  This is due to the initiatives made throughout 2010 and into 2011 to increase origination activity by adding origination teams in certain geographical locations nationwide, as well as continued growth in the team supporting our small loan group.  We also experienced an increase of $0.2 million in broker fees and $0.2 million in loan referral fees in the first quarter of 2011 as compared to 2010, directly related to the increased volume of mortgage loan originations.  The remaining variance of $0.3 million can be attributed to the expense of a servicing group that was established during March of 2010 to provide special servicing to certain of our assets.

Provision for Losses

The decrease of $0.9 million in the first quarter of 2011, as compared to the same period in 2010, is for risk-sharing obligations for DUS loans in our loss sharing program with Fannie Mae (see Note 25 to the condensed consolidated financial statements).  During the first quarter of 2010, we recorded provision for risk-sharing obligations due to anticipated losses on loans in the DUS portfolios resulting from continued deterioration in the underlying property performance.  As we do not continue to see decline in property performance data, no additional provision was recorded in the first quarter of 2011.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Profitability

	Three Months Ended March 31,
(dollars in thousands)	2011	2010	% Change

Income before other allocations	$3,348	$2,111	58.6%
Net income	3,348	2,111	58.6

The change in income before other allocations reflects the revenues and expense changes discussed above.

Corporate

As part of our March 2010 Restructuring, we restructured our Term and Revolving Credit Facility.  This included an aggregate $65.0 million assumption of debt by C-III Capital Partners LLC and an affiliate of the Related Companies L.P. and a total repayment of $22.1 million of principal balance on our Term and Revolving Credit Facility since the first quarter of 2010.  In addition, the interest rate paid on the facility was reduced, decreasing our overall weighted average borrowing rate.  The restructuring of our Term and Revolving Credit Facility contributed to the significant decrease in our interest expense in 2011 as compared to 2010 and provides us with operating flexibility going forward.

Lease termination charges related to office space that we no longer use for operations and the settlement of our unsecured liabilities, were recorded in our Corporate segment in the recovery of losses and other income accounts.

Revenues

For a description of our revenue recognition policies, see Note 2 to our 2010 Form 10-K.

	Three Months Ended March 31,
(dollars in thousands)	2011	2010	% Change

Interest income	$17	$4	N/M
Other revenue	101	350	(71.1)%

Total revenue	$118	$354	(66.7)%
N/M – Not meaningful.

Expenses

Expenses in our Corporate Group include central business functions such as executive, finance, human resources, information technology and legal as well as costs related to general corporate debt.  Because we consider all acquisition-related intangible assets to be Corporate assets, the related amortization, impairment and write-offs are also included in this group.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended March 31,
(dollars in thousands)	2011	2010	% Change

General and administrative expenses:
Salaries and benefits	$2,843	$5,578	(49.0)%
Other	6,526	21,103	(69.1)
Total general and administrative	9,369	26,681	(64.9)
Recovery of losses	--	(48,044)	(100.0)
InInterest expense – borrowings and financings	1,297	3,634	(64.3)
Depreciation and amortization	415	3,063	(86.5)%

Total expenses	$11,081	$(14,666)	N/M
N/M – Not meaningful.

General and Administrative:

Salaries and benefits

Contributing to the decrease in salaries and benefits was a reduction in the Corporate Group employee base from an average of 92 employees during the first quarter of 2010 to an average of 61 employees during the same period in 2011 for a $2.1 million decrease in salaries, payroll taxes and other employees benefits during 2011.  Lower stock-based compensation expense, a result of full vesting of restricted shares during 2010 and no new employee grants issued during 2010 and 2011 contributed to an additional $0.7 million decrease.

Other

Other general and administrative expenses decreased by $14.6 million during 2011 due to:

•	An $11.1 million decrease in professional fees including legal and consulting recorded in 2010 related to the March 2010 Restructuring;

•
A $2.8 million decrease relating to expenses recorded in 2010 on the issuance of Special Series A Shares to Natixis as part of the restructuring of certain intermediation agreements (see Note 25 to the consolidated financial statements);

•
A $0.5 million decrease in insurance expenses due to a full amortization of residual premium balance on insurance policies that were cancelled at the time of the March 2010 Restructuring, and the decrease in insurance premiums following the March 2010 Restructuring;

•	A $0.3 million decrease in rent expense because of the increase in sublease income for office space sublet to C-III, which offsets rent expense; and

•	A $0.3 million decrease in office expenses and computer expenses due to a general effort to reduce expenses, and the reduction of office space.

Expenses were offset by a $1.4 million increase for advisory services fees and procedures review of payments made to Island Capital (see Note 23 to the consolidated financial statements).

Recovery of Losses

Recovery of losses of $48.0 million in 2010 reflects a settlement of a liability for lease obligations for two office spaces no longer in use resulting in a reversal of previously expensed lease termination costs.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Interest Expense

Interest expense decreased by $2.3 million in 2011 due to the following:

•
A $1.6 million decrease due to reduced principal balances on our Term Loan and Revolving Credit Facility as a result of the assumption of $65.0 million in principal on our Term Loan and Revolving Credit Facility by related parties in connection with the March 2010 Restructuring, $22.1 million in net principal repayments since the first quarter of 2010, as well as decreased interest rates for both our restructured Term Loan and Revolving Credit Facility; and

•	A $0.7 million decrease in other interest expenses from settling a transaction-cost payable with Morgan Stanley in connection with the March 2010 Restructuring.

Depreciation and Amortization

Depreciation and amortization expenses decreased by $2.6 million in 2011 due to the following:

•	A $1.7 million decrease related to certain intangible assets that fully amortized in 2010; and

•
A $0.7 million decrease related to a reduction in amortization expenses on the deferred financing costs related to the revolver loan extension that was fully amortized in March 2010 as part of the March 2010 Restructuring.

Other income

	Three Months Ended March 31,
(dollars in thousands)	2011	2010	% Change

Gain on settlement of liabilities	$1,756	$25,253	(93.0)%

As part of the March 2010 Restructuring, we settled the liability for transaction costs payable in connection with the December 2007 re-securitization, resulting in a $23.3 million gain on settlement of liabilities, as well as another liability with a vendor associated with the office space to which one of the lease terminations related, resulting in an additional $2.0 million gain on settlement of liabilities.  In 2011, 107,123 Convertible Redeemable CRA Shares were redeemed for cash.  The cash payment was less than the fair value of the convertible shares resulting in a $1.8 million gain on settlement of such liabilities.

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

A summary of the impact the Tax Credit Fund Partnerships and Property Partnerships have on our Consolidated Statements of Operations is as follows:

	Three Months Ended March 31,
(in thousands)	2011	2010

Revenues	$26,258	$27,917
Interest expense	(12,916)	(13,453)
Other expenses	(55,182)	(62,270)
Other loss	(61,441)	(90,806)
Allocations to limited partners	102,780	138,445

Net impact	$(501)	$(167)

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

The following table summarizes the number of Consolidated Partnerships at March 31, 2011 and 2010:

	2011	2010

Tax Credit Fund Partnerships	141	140
Tax Credit Property Partnerships	96	108

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

Our revenue from consolidated partnerships is from assets held in funds that we manage as well as rental income from properties in partnerships we consolidated.  The decrease in revenues for the first quarter 2011 is due to the decrease in Property Partnerships that reduced rental income by $3.8 million because the sale of Property Partnership.  Revenue decreases were offset by an increase in rental income resulting from the additional Tax Credit Property Partnerships we consolidated since the first quarter of 2010.

Interest expense is from borrowings to bridge timing differences between when funds deploy capital and when subscribed investments are received for Tax Credit Fund Partnerships (“Bridge Loans”), as well as mortgages and notes held at the Tax Credit Property Partnerships.  The decrease for first quarter of 2011 as compared to the same period of 2010 is due to a reduction in the outstanding principal balance from Property Partnership sales and repayments.

Other expenses decreased in 2010 due to a net decrease in Property Partnerships consolidated in the first quarter of 2011 from sales during this period.

Other losses represent equity losses that Tax Credit Fund Partnerships recognize in connection with their investments in non-consolidated property partnerships.  The decrease in losses during the 3 month period ended March 31, 2011 resulted from gains recognized by Property Partnerships sold during this period (approximately $10.1 million), a reduction of $5.9 million from suspended losses for Tax Credit Fund Partnerships whose investment balances in certain Property Partnerships reached zero.  Additional decreases in losses were the result of an increase of $15.7 million from net gains on the sale of properties partnership investments in the Fund Partnerships due to the increased volume of sales.  First quarter 2011 net gains amounted to $10.2 million, while in the same period last year net losses were $5.5 million.

Because third-party investors hold essentially all the equity interests in most of these entities, we allocate results of operations of these partnerships to third-party investors except for the amounts shown in the table above, which represent our nominal ownership.  Net impact represents the equity income (loss) we earn on our co-investments that is included in our net income (loss).

Expense Allocation

As previously indicated, the Company made a decision in 2011 to allocate certain corporate overhead expenses such as Human Resources, Information Technology, and Finance and Accounting to the Affordable Housing and Mortgage Banking segments.  Corporate expense allocations are presented separately from the direct results of each segment.

Eliminations and Adjustments

Transactions between business segments are accounted for as third-party arrangements for the purposes of presenting business segment results of operations.  Inter-segment eliminations include fee income and expense reimbursement for fund management activities that are recorded in our Affordable Housing segment and earned from Consolidated Partnerships; interest on mortgage revenue bonds that are not reflected as sold in Affordable Housing and for which Tax Credit Property Partnerships within Consolidated Partnerships are the obligors; interest charges on outstanding intercompany balances; overhead and other operational charges between segments; and prior to the March 2010 Restructuring, subservicing charges.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Income Taxes

The following table details the taxable and non-taxable components of our reported income for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(dollars in thousands)	2011	% of Revenues	2010	% of Revenues	% Change

Within continuing operations: Gain subject to tax	$714	1.5%	$139,002	264.2%	(99.5)%
Loss not subject to tax	$(100,978)	(207.3)%	$(205,137)	(389.9)%	(50.8)%

Loss before income taxes	$(100,264)	(205.8)%	$(66,135)	(125.7)%	51.6%

Income tax provision	$193	0.4%	$393	0.7%	(50.9)%

Effective tax rate – consolidated basis	(0.19)%		(0.59)%

Effective tax rate for corporate subsidiaries subject to tax	27.1%		0.28%

Within discontinued operations: Income subject to tax	$253	N/M	$15,084	N/M
Income (loss) not subject to tax	$--	N/M	$145,709	N/M

Income before taxes	$253	N/M	$160,793	N/M

Income tax provision	$--	N/M	$531	N/M

Effective tax rate – consolidated basis	0.0%		0.3%

Effective tax rate for corporate subsidiaries subject to tax	0.0%		3.5%

N/M – Not meaningful.

Some of our pre-tax income is derived from our tax-exempt investments included in our Affordable Housing Group that are held within flow-through entities.

Tax credit fund management is conducted in pass-through entities, the income from which is ultimately recorded by a corporation and subject to corporate tax.  Mortgage Banking Group operations are conducted in corporations and are also subject to income taxes.  Our Corporate Group is also housed in a corporate entity subject to taxation.

Management has determined that in light of projected taxable losses in the corporate subsidiaries for the foreseeable future any benefit from current losses and deferred tax assets likely will not be realized; hence, a full valuation allowance has been recorded.

Accounting Developments

•
In January 2011, the FASB issued ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  The amendments temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities.  Under the existing effective date in ASU 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010.  The amendments in this update temporarily defer that effective date, enabling public-entity creditors to provide those disclosures after the Board clarifies the guidance for determining what constitutes a troubled debt restructuring.  The deferral in this update will result in more consistent disclosures about troubled debt restructurings.  This amendment does not defer the effective date of the other disclosure requirements in ASU 2010-20.  ASU 2011-01 is effective upon issuance.  The adoption of ASU 2010-20 and ASU 2011-01 have no material impact on our consolidated financial statements.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•
In April 2011, The FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  The Update clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings.  The update is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption for public companies.  We do not expect the adoption of ASU 2011-02 to have an impact on our consolidated financial statements.

•
In April 2011, the FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements.  This update revises the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The update will be effective for interim and annual reporting periods beginning on or after December 15, 2011, early adoption is prohibited, and the amendments will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. We are still assessing the impact of this guidance on the Company’s financial condition or results of operations.

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

Our primary short term business needs include payment of compensation and general business expenses, facilitating debt and equity originations, fund management and asset management activities within our Affordable Housing and Mortgage Banking businesses, and funding commitments and contractual payment obligations including debt amortization.  We fund these short-term business needs primarily with cash provided by operations, revolving credit facilities and asset-backed warehouse credit facilities.  Our long term liquidity needs include capital needed for potential strategic acquisitions or the development of new businesses, increased financing capacity to meet growth in our businesses, and the repayment of long-term debt.  Our primary sources of capital to meet long-term liquidity needs include cash provided by operations, and warehousing and revolver debt.  We are unable to project with certainty whether our long term cash flow from operations will be sufficient to repay our long-term debt when it comes due.  If this cash flow is insufficient, then we may need to refinance such debt or otherwise amend its terms to extend the maturity dates.  We cannot make any assurances that such refinancing or amendments would be available at attractive terms, if at all.  Recent economic events have limited the sources of liquidity in two key areas:

•	a sharp decline in our Common Share price has made obtaining equity capital through equity offerings extremely difficult and uneconomical for us; and

•	the lower level of debt financing available in the marketplace.

We are seeing a renewed interest from corporate investors in the low-income housing tax credit equity market.  In the first quarter of 2011, we raised $119.3 million of gross equity in a new Affordable Housing fund and continue to actively pursue new fund originations that will generate additional liquidity in the form of fee income for us.  With the closing of the new fund, we received $6.6 million in fees, which improved our cash flow and liquidity.

During the fourth quarter of 2010, we did not complete the restructuring of certain bonds by the date required in the Master Novation, Stabilization, Assignment, Allocation, Servicing and Asset Management Agreement with Natixis Capital Markets North America Inc. (“Natixis”), which resulted in a cash freeze event under the terms of the agreement.  As a result of the cash freeze event, we must obtain consent from Natixis prior to any usage of available cash at CFin Holdings.  This event is also an event of default under our CFin Holdings Credit Agreement.  Among other remedies, upon this event of default, Natixis can call the loan balance under the CFin Holdings Credit Agreement due but had not done so as of March 31, 2011.  As of March 31, 2011, the loan balance was $22.2 million.  CFin Holdings has sufficient available cash to repay this loan in full.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

We use asset-backed warehouse facilities to fund Fannie Mae and Freddie Mac mortgage loans we originate in our Mortgage Banking and Affordable Housing groups.  Mortgage loans we originate are closed in our name, using cash borrowed from a warehouse lender, and sold to the GSEs or to the market with a GSE credit enhancement from one week to three months following the loan closing.  We use the cash received from the sale to repay the warehouse borrowings.  During the fourth quarter of 2010, in order to provide us with additional resources for warehousing of mortgage loans with Freddie Mac and Fannie Mae, we entered into two uncommitted warehousing financing agreements in addition to the existing committed warehouse facility and the Multifamily ASAP Facility.  At March 31, 2011 we had an outstanding balance of $80.6 million in our warehouse facilities, which bear an average interest rate of 2.72%.

On November 2, 2010, Fannie Mae issued changes to the DUS Capital Standards that became effective January 1, 2011.  Among other provisions, the revised DUS Capital Standards raised the Restricted Liquidity Requirement by 25 basis points on Tier 2 mortgage loans and will be phased-in quarterly through the first quarter of 2014.  The implementation of the revised DUS Capital Standards by the Company through the first quarter of 2014 would increase the collateral required for our existing DUS portfolio by approximately $9.0 million assuming the full 25 basis point increase in the collateral requirement was applied to our current portfolio balance.

As of March 31, 2011, we had 588 Convertible Redeemable CRA shares outstanding.  If we do not repurchase these Convertible Redeemable CRA shares by January 1, 2012, the shareholders will have the option to require us to purchase the shares for the original gross issuance price per share (plus accumulated and unpaid distributions).  As of March 31, 2011 the aggregate gross issuance price of these shares due on or after January 1, 2012 was $11.0 million.  We are exploring with the shareholders various ways to mitigate the above repurchase risk.

Management continues to actively pursue strategies to maintain and improve our cash flow from operations, including:

•	increasing revenues through increased volume of mortgage originations, fund originations, and growth of assets under management;

•	instituting measures to reduce general and administrative expenses;

•	continuing to sell and/or monetize investments that do not meet our long-term investment criteria;

•	reducing our risk of loss by continuing to improve our Asset Management infrastructure;

•	increasing access to asset-backed warehouse facilities;

•	improving collection of Affordable Housing fund fees through improved monitoring and asset disposition; and

•	restructuring and execution of agreements to increase cash flow from our Freddie Mac B Certificates.

Notwithstanding current market conditions, management believes cash flows from operations, amounts available to be borrowed under our Revolving Credit Facility, and capacity available under our warehouse facilities are sufficient to meet our current liquidity needs.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Cash Flows

	Three Months Ended March 31,
(in thousands)	2011	2010
Cash flow used in operating activities	$(3,471)	$(29,763)
Cash flow (used in) from investing activities	(1,728)	30,345
Cash flow from financing activities	7,221	21,492
Net increase in cash and cash equivalents	$2,022	$22,074

Operating Activities

Operating cash flows include the warehousing of mortgage loans that we originate and sell to Fannie Mae and Freddie Mac, each of which has an associated sale commitment that allows us to recoup the full amount expended.  Excluding these amounts from both periods, operating cash flows were $1.3 million in the first quarter of 2011 as compared to $(19.4) million in the same quarter in 2010.  The increase in operating cash flows was driven in large part by one-time costs paid in the first quarter of 2010, comprising professional services fees incurred from the March 2010 Restructuring, by approximately $13.1 million in cash payments that were made by the Company in the first quarter of 2010 to settle certain unsecured liabilities and the $6.6 million that we collected during the first quarter of 2011 upon closing of the new LIHTC fund.

Investing Activities

Investing cash flows in the first quarter of 2011 were lower than in the first quarter of 2010.  The decrease was driven in large part by the one-time $37.8 million from the cash proceeds received in the first quarter of 2010 relating to the sale, as part of the March 2010 Restructuring, of our Portfolio Management business and the portions of the Commercial Real Estate Group that was not affiliated with loan originations.  Partially offsetting in 2010 the positive investing cash flows was the $8.2 million increase in restricted cash, escrow and other cash collateral balance resulting from the $10.0 million in escrow withheld in the March 2010 Restructuring.  The negative cash flows in the first quarter of 2011 are mainly the result of the $2.2 million net cash used to buy interest in entities that will be included in future Affordable Housing Group investment fund offerings.

Financing Activities

Financing cash flows in the first quarter of 2011 were lower than in the first quarter of 2010.  The level of financing inflows and outflows will vary with the level of mortgage originations, which also impacts operating cash flows as described above.  We finance those originations with warehouse lines that are repaid as the loans are sold.  Excluding the financing of mortgage loan originations discussed in Operating Activities above, financing cash flows in the first quarter of 2011 was $2.3 million as compared to $11.2 million in the first quarter of 2010.  Our lower cash flow in the first quarter of 2011 is due, in part, to the $9.6 million proceeds attributed to the sale of Special Series A shares to Island Capital as part of the March 2010 Restructuring.

Liquidity Requirements after March 31, 2011

Equity distributions declared through April 30, 2011 to be paid through May 16, 2011 are as follows:

(in thousands)
Equity Issuer preferred shares	$839

Funding for distributions on the Equity Issuer preferred shares is offset by an equal amount of income received from our investment in Series A-1 Freddie Mac Certificates.

Management is not aware of any trends or events, commitments or uncertainties that have not otherwise been disclosed, or that will or are likely to impact liquidity in a material way (see also Commitments and Contingencies below).

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Fair Value Disclosures

In accordance with GAAP, we have categorized our assets and liabilities recorded at fair value into a three-level hierarchy based on the ability to observe the inputs to valuation techniques used to measure fair value.  More information regarding the fair value hierarchy is provided in Note 3 to the condensed consolidated financial statements.

In liquid markets, readily available or observable prices are used in valuing mortgage-related positions.  In less liquid markets, such as those since the second half of 2007, we may be required to utilize other available information and modeling techniques to estimate the fair value for our positions.

Similar to other market participants, we are confronted by valuation-related issues particularly since the second half of 2008.  These include:

•	significant increase in dependence on model-related assumptions and/or unobservable inputs;

•	doubts about the quality of the market information utilized as inputs; and

•	changing expectations of default levels.

As defined, “Level 3” assets are those for which inputs to valuation techniques used to measure fair value are not observable in the marketplace and, therefore, require significant judgment in determining fair value. Provided below is the percentage of Level 3 assets as compared to total assets measured at fair value.  We had no Level 3 financial liabilities for the periods presented.  Additional information, including a discussion of the related valuation techniques for Level 3 assets, can be found in our 2010 Form 10-K and in Note 3 to the condensed consolidated financial statements.

(in thousands)	March 31, 2011	December 31, 2010
Level 3 assets:
Series A-1 Freddie Mac Certificates	$129,225	$129,406
Series B Freddie Mac Certificates	63,179	63,215
Mortgage revenue bonds	255,714	292,659
Mortgage servicing rights(1)	66,488	65,614
Total Level 3 assets	$514,606	$550,894
Level 3 assets as a percentage of total fair value assets	86.4%	87.8%
(1) Financial asset fair valued on a non-recurring basis.

As noted above, while we have the intent to hold most of our assets until maturity or recovery, we have recorded impairment charges for certain assets for which we either do not have such intent, or for which the underlying credit quality has deteriorated and, therefore, we may not recover our full investment.

We recorded the following impairments of Level 3 assets for the periods presented (see Notes 3 and 19 to the condensed consolidated financial statements):

	Three Months Ended March 31,
(in thousands)	2011	2010
Series B Freddie Mac certificates	$--	$22,814

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Capital Resources

Financing Obligations

The table below reflects our financing obligations at the dates presented:

			March 31, 2011
(in thousands)	March 31, 2011	December 31, 2010	Available to Borrow		Maximum Commitment

Credit Facility:
Term loan	$127,990	$127,990	$--		$127,990
Revolving credit facility	10,000	6,000	15,000	(1)	37,000

Other Notes Payable:
Mortgage Banking committed warehouse facility	41,798	26,415	58,202	(2)	100,000
Mortgage Banking repurchase facility	20,900	--	N/A	(2)	N/A
Multifamily ASAP facility	17,931	49,276	N/A	(2)	N/A
CFin Holdings credit facility(3)	22,235	21,693	--		20,000
Centerline Financial credit facility	--	--	30,000		30,000
Subtotal	240,854	231,374	103,202

Freddie Mac Secured Financing(4)	651,545	665,875	N/A		N/A
Subtotal (excluding Consolidated Partnerships)	892,399	897,249	103,202

Consolidated Partnerships	128,928	137,054	N/A		N/A

Total	$1,021,327	$1,034,303	$103,202

(1)   Availability reduced by an outstanding letter of credit in the amount of $12.0 million.
(2)   Borrowings under these facilities are limited to qualified mortgage loans, which serve as collateral.
(3)   Balance includes interest that has been capitalized.
(4)   Relates to mortgage revenue bonds that we re-securitized but have not been accounted for as sold for accounting purposes (see Note 13 to the consolidated financial statements).

Credit Facility

The Term Loan matures in March 2017 and has an interest rate of 3.0% over either the prime rate or LIBOR (at our election, which currently is LIBOR).  Scheduled repayments of principal on the Term Loan begin in December 2011.  At that time, we must repay $3.0 million in principal per quarter until maturity, at which time the remaining principal is due.

The Revolving Credit Facility has a total capacity of $37.0 million.  The Revolving Credit Facility matures in March 2015 and bears interest at 3.0% over either the prime rate or LIBOR at our election (which currently is LIBOR).  The Revolving Credit Facility is to be used for LIHTC property investments or for working capital purposes.  As of March 31, 2011, $10.0 million was drawn and $12.0 million in letters of credit were issued under the Revolving Credit Facility.  Once terminated, the amount of the Revolving Credit Facility associated with these letters of credit cannot be redrawn.  At March 31, 2011, the undrawn balance of the Revolving Credit Facility was $15.0 million.

The new Term Loan and Revolving Credit Facility agreement contains restrictions on distributions.  Under the agreement, we generally are not permitted to make any distributions except for certain cases such as to the holders of the Equity Issuer preferred shares.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Mortgage Banking Warehouse Facilities

We have four warehouse facilities we use to fund our loan originations, including :

•
A $100 million committed warehouse facility that matures in September 2011 and bears interest at LIBOR plus 2.50% that we utilize as our primary warehouse facility.  Mortgages financed by such facility (see Note 4 to the condensed consolidated financial statements), as well as the related servicing and other rights (see Note 9 to the condensed consolidated financial statements) have been pledged as security under the warehouse facility.  The interest rate on the warehouse facility was 2.74% as of March 31, 2011 and 2.76% as of December 31, 2010.  All loans securing this facility have firm sale commitments with GSEs.

•
Two uncommitted warehouse repurchase facilities that we entered into on November 22, 2010 in order to provide additional resources for warehousing of mortgage loans with Freddie Mac and Fannie Mae.  These agreements are scheduled to mature in November 2011 and bear an interest of LIBOR plus 3.5% with a minimum of 4.5% for all Fannie Mae loans and 4% for all Freddie Mac loans.  The outstanding balance under these facilities as of March 31, 2011 was $20.9 million.  There was no outstanding balance at December 31, 2010.  All loans securing these facilities have firm sale commitments with GSEs.

•
An uncommitted facility with Fannie Mae under its Multifamily As Soon As Pooled (“ASAP”) Facility funding program.  After approval of certain loan documents, Fannie Mae will fund loans after closing and the advances are used to repay our primary warehouse facility.  Subsequently, Fannie Mae funds approximately 99% of the loan and Centerline Mortgage Capital Inc. (“CMC”) funds the remaining 1%.  CMC is later reimbursed by Fannie Mae when the assets are sold.  Interest on this facility accrues at a rate of LIBOR plus 0.85%, with a minimum rate of 1.20%.  The interest rate on this facility was 1.20% as of March 31, 2011 and 1.20% as of December 31, 2010.

CFin Holdings Credit Facility

On March 5, 2010, CFin Holdings entered into a Senior Secured Credit Agreement (the “CFin Holdings Credit Agreement”).  Under the terms of the CFin Holdings Credit Agreement, we are permitted to borrow up to $20.0 million (the “Initial Loan”), plus, under certain conditions, up to an additional $1.0 million in each calendar year until March 5, 2037.  The Initial Loan was required by the lender to be fully drawn at its closing.  Borrowings under the CFin Holdings Credit Agreement are secured by a first priority lien on substantially all of CFin Holdings’ existing and future assets.  Borrowings under the CFin Holdings Credit Agreement bear interest at a rate of 10% per annum, which is paid-in-kind and capitalized to the outstanding principal balance on the last business day of March, June, September and December of each year.  As of March 31, 2011, we had borrowed the full $20.0 million under this credit facility.  CFin Holdings’ outstanding balance under the Credit Facility as of March 31, 2011 was $22.2 million, which includes $2.2 million of accrued interest that has been capitalized.  Neither Centerline Holding Company nor its subsidiaries are guarantors of this facility.  During the fourth quarter of 2010, we did not complete the restructuring of certain bonds by the date required in the Master Novation, Stabilization, Assignment, Allocation, Servicing and Asset Management Agreement with Natixis, which resulted in a cash freeze event under the terms of the agreement.  As a result of the cash freeze event, we must obtain consent from Natixis prior to any usage of available cash at CFin Holdings.  This event is also an event of default under our CFin Holdings Credit Agreement.  Among other remedies, upon this event of default Natixis can call this loan balance due but had not done so as of March 31, 2011.  As of March 31, 2011, CFin Holdings has sufficient available cash to repay this loan in full.

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

As of March 31, 2011, no amounts were borrowed under this facility.  As a result, we did not make an election.  Neither Centerline Holding Company nor its subsidiaries are guarantors of this facility.  Due to a wind-down event caused by a capital deficiency under Centerline Financial LLC’s operating agreement, which occurred in 2010, the Centerline Financial senior credit facility is in default as of March 31, 2011.  Amounts under the Centerline Financial senior credit facility are still available to be drawn, and we do not believe this default has a material impact on our financial statements or operations.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Also as a result of the wind-down event, Centerline Financial is restricted from making any member distribution and is restricted from engaging in any new business.

Consolidated Partnerships

As of March 31, 2011 and December 31, 2010, the capital structure of our Consolidated Partnerships comprised debt facilities that are non-recourse to us, including:

•	notes payable by the Tax Credit Fund Partnerships collateralized either by the funds’ limited partners’ equity subscriptions or by the underlying investments of the funds; and

•	mortgages and notes payable on properties.

Further information about our financing obligations is included under Commitments and Contingencies later in this section.

Commitments and Contingencies

Off-Balance Sheet Arrangements

The following table reflects our maximum exposure and the carrying amounts recorded to accounts payable, accrued expenses and other liabilities as of March 31, 2011 for guarantees we and our subsidiaries have entered into and other contingent liabilities:

(in thousands)	Maximum Exposure	Carrying Amount

Tax Credit Fund Partnerships credit intermediation(1)	$1,272,048	$22,555
Mortgage Banking loss sharing agreements(2)	860,134	29,693
Credit support to developers(3)	185,794	--
Centerline Financial credit intermediation(4)	33,715	903
General Partner property indemnifications	1,940	--
Contingent liabilities at the Consolidated Partnerships	857	--

	$2,354,488	$53,151

(1)   These transactions were undertaken to expand our Affordable Housing business by offering specified rates of return to customers.  We have recorded an $83.9 million reserve for potential losses relating to these transactions but anticipate no material liquidity requirements in satisfaction of any arrangement.  The carrying values disclosed above relate to the deferred fees we earn for the transactions that we recognize over the period until maturity of these credit intermediations.

(2)   The loss sharing agreements with Fannie Mae and Freddie Mac are a normal part of the DUS and DUI lender programs.  The carrying value disclosed above is our estimate of potential exposure under the guarantees, although any funding requirements for such exposure is based on the contractual requirements of the underlying loans we sell to Fannie Mae and Freddie Mac that vary as to amount and duration, up to a maximum of 30 years.  The carrying value disclosed above represents the reserve we have recorded for potential losses under the agreements.  Based on current expectations of defaults in the portfolio of loans, we anticipate that we may be required to pay between $4.0 and $6.0 million in the next 12 months.

(3)   Generally relates to business requirements for developers to obtain construction financing.  As part of our role as co-developer of certain properties, we issue these guarantees in order to secure properties as assets for the funds we manage.  To date, we have had minimal exposure to losses under these guarantees.

(4)   These transactions were undertaken to expand our Credit Risk Products business by offering credit intermediation to third-party customers.  To date, we have had minimal exposure to losses and anticipate no material liquidity requirements in satisfaction of any arrangement.  The carrying values disclosed above relate to the deferred fees we earn for the transactions that we recognize over the period until maturity of these swaps.

The maximum exposure amount is not indicative of our expected losses under the guarantees.  For details of these transactions, see Note 25 to the condensed consolidated financial statements.

SECTION 4 – FORWARD LOOKING STATEMENTS

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

These risks are more fully described in our 2010 Form 10-K.  We caution against placing undue reliance on these forward-looking statements, which reflect our view only as of the date of this report.  We are under no obligation (and expressly disclaim any obligation to) update or alter any  forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions, or circumstances on which any such statement is based.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4.  Controls and Procedures.

a)	Evaluation of Disclosure Controls and Procedures

Our President, Chief Financial Officer and Chief Operating Officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report.  Based on such evaluation, he has concluded that our disclosure controls and procedures as of the end of the period covered by this quarterly report were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to our management, including the President, Chief Financial Officer and Chief Operating Officer, as appropriate, to allow timely decisions regarding required disclosure.

b)	Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ending March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We are subject to routine litigation and administrative proceedings arising in the ordinary course of business.  In addition, we are party to the following actions:

•
On or about March 6, 2009, Regions Bank, as Trustee under a Trust Indenture dated April 1, 2005 respecting the Walton Trail Apartments, commenced an action, entitled Regions Bank v. Deickman, et al., Civil Action No. 2009-CV-165607-MJW, in the Superior Court of Fulton County, Georgia, against guarantors of the bond indebtedness of Walton Trails, Stephen R. Dieckman, Arthur Dickson Cannon, Jr. and Arthur Dickson Cannon, III (the “Defendants”) seeking to collect money owed under a certain Guaranty and Suretyship Agreement dated as of May 1, 2005.  On or about May 28, 2009, the Defendants filed a Third-Party Complaint in that action against CCG and Caswyck Trail, LLC (“Caswyck”).  Defendants thereafter amended their Third-Party Complaint.  Caswyck is a Georgia limited liability company, which owns the Walton Trail affordable housing apartment complex in Georgia and in which indirect subsidiaries of CCG and an investment fund sponsored by CCG are members.  The Amended Third-Party Complaint alleges that CCG misled and defrauded the Defendants and acted in bad faith in connection with certain unsuccessful and unconsummated negotiations to restructure the finances of Caswyck.  The Amended Third-Party Complaint asserts a claim for common law fraud against CCG and claims for subrogation, indemnification, unjust enrichment and declaratory judgment against Caswyck for any liability that Defendants may have to the Trustee.  The Defendants seek unspecified amounts of damages, attorneys’ fees and costs.  On or about August 10, 2009, CCG and Caswyck each separately moved to dismiss the claims then asserted against it.  In accordance with Georgia procedures, each also answered the Third-Party Complaint on or about August 10, 2009 and asserted counterclaims against the Third-Party Plaintiffs.  In two written orders each dated December 14, 2009, the Court granted CCG’s and Caswyck’s motions to dismiss and dismissed the subrogation and contribution claims against Caswyck and the fraud claim against Centerline.  After Caswyck moved to dismiss the subrogation and contribution claims, but prior to the Court ruling on that motion, the third-party plaintiffs amended their Third-Party Complaint to assert their claims for indemnification and unjust enrichment against Caswyck.  After the entry of the Court’s December 14, 2009 dismissal orders, the third-party plaintiffs moved for reconsideration of the Court’s decision to dismiss the fraud claim against CCG and for permission to take an immediate appeal of that decision.  The Court has not yet ruled on those two motions by the third-party plaintiffs.  On or about July 9, 2010, the Court entered a Case Scheduling Order requiring, among other pretrial deadlines and procedures, that all discovery be completed by August 15, 2011, dispositive motions must be made by September 30, 2011 and the case will be set on a trial calendar in early 2012.  After entry of the Court’s Case Scheduling Order, the parties in settlement discussions, which were unsuccessful in resolving the litigation.  CCG and Caswyck intend to continue to defend vigorously against the claims asserted against them.

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

The complaint asserts claims that certain of the investment funds managed by the Company’s subsidiaries breached certain contracts by not paying a total of approximately $1.2 million in capital contributions to Lofts and Tenant, which are project partnerships in which certain of the Centerline Locust Street Defendants are limited partners.  The complaint also alleges that the Centerline Locust Street Defendants that serve as the special limited partner for Lofts and Tenant improperly removed certain plaintiffs from their positions as the general partners of Lofts and Tenant.  The complaint seeks money damages of approximately $1.2 million, interest, costs, attorneys’ fees and declaratory relief.  The court conducted an evidentiary hearing on the motion for a preliminary injunction or a receiver on October 13 and 14, 2010 and in a memorandum and order dated January 13, 2011 denied that motion.  The Centerline Locust Street defendants intend to defend the claims asserted against them and to prosecute their counterclaims vigorously.

Item 1A.  Risk Factors.

There have been no material changes to our risk factors as previously disclosed in our 2010 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Equity Securities purchased by us

The Board of Trustees has authorized a Common Share repurchase plan, enabling us to repurchase, from time to time, up to 3.0 million Common Shares in the open market; however, under the terms of our Term Loan and Revolving Credit Facility, we were restricted from acquiring capital stock while such facilities were outstanding.  The following table presents information related to repurchases of our equity securities during the first quarter of 2011 and other information related to our repurchase program:

Period	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans or program	Maximum number of shares that may yet be purchased under the plans or program
Common Shares
January 1 – 31, 2011	--	$--	--	--
February 1 – 28, 2011	--	--	--	--
March 1 – 31, 2011	--	--	--	--
Total	--	$--	--	303,854

Other information required by this item, as well as information regarding our share repurchase program and share compensation paid to our independent trustees, is included in Note 26 to our 2010 Form 10-K.

During the first quarter of 2011, we did not sell any securities that were not registered under the Securities Act of 1933

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

CENTERLINE HOLDING COMPANY
(Registrant)

Date: May 16, 2011	By:	/s/ Robert L. Levy
Robert L. Levy President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Executive Officer)