Form 10-Q
period 2011-06-30
CENTERLINE HOLDING CO
filed 2011-08-15
CIK 1043325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

______________

FORM 10-Q

______________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 12, 2011, there were 349.2 million outstanding shares of the registrant’s common shares of beneficial interest.

Table of Contents

CENTERLINE HOLDING COMPANY

FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2011	December 31, 2010
	(Unaudited)

Assets:
Cash and cash equivalents	$98,285	$119,598
Restricted cash	14,387	13,231
Investments:
Available-for-sale (Note 5)	456,685	485,280
Equity method (Note 6)	8,642	5,635
Mortgage loans held for sale and other assets (Note 7)	95,341	77,287
Investments in and loans to affiliates, net (Note 21)	5,007	510
Intangible assets, net	9,139	9,494
Mortgage servicing rights, net (Note 8)	68,493	65,614
Deferred costs and other assets, net (Note 9)	73,904	76,686
Consolidated partnerships (Note 10):
Investments:
Equity method	3,169,919	3,302,667
Land, buildings and improvements, net	489,839	567,073
Other assets	269,479	282,665
Assets of discontinued operations	--	18

Total assets	$4,759,120	$5,005,758

Liabilities:
Notes payable and other borrowings (Note 11)	$230,913	$231,374
Financing arrangements and secured financing (Note 12)	625,179	665,875
Accounts payable, accrued expenses and other liabilities (Note 13)	220,520	237,804
Preferred shares of subsidiary (subject to mandatory repurchase)	55,000	55,000
Consolidated partnerships (Note 10):
Notes payable	162,013	137,054
Due to property partnerships	118,366	86,642
Other liabilities	302,361	273,409

Total liabilities	1,714,352	1,687,158

Redeemable securities (Note 14)	10,772	12,462

Commitments and contingencies (Note 23)

Equity:
Centerline Holding Company beneficial owners’ equity:
Special preferred voting shares; no par value; 11,867 shares issued and outstanding in 2011 and 12,731 shares issued and outstanding in 2010	119	127
Common shares; no par value; 800,000 shares authorized; 356,226 issued and 349,166 outstanding in 2011 and 355,362 issued and 348,302 outstanding in 2010	165,282	148,110
Treasury shares of beneficial interest – common, at cost; 7,060 shares in 2011 and 2010	(65,764)	(65,764)
Accumulated other comprehensive income	80,943	78,831

Centerline Holding Company total	180,580	161,304

Non-controlling interests (Note 15)	2,853,416	3,144,834

Total equity	3,033,996	3,306,138

Total liabilities and equity	$4,759,120	$5,005,758

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Interest income	$12,266	$9,932	$20,093	$22,540
Fee income	8,629	9,455	16,559	16,588
Gain on sale of mortgage loans	7,748	6,898	13,471	11,310
Other	598	466	1,569	1,008
Consolidated partnerships (Note 10):
Interest income	440	404	685	823
Rental income	25,774	25,479	51,697	51,905
Other	1,000	334	1,090	1,406
Total revenues	56,455	52,968	105,164	105,580
Expenses:
General and administrative (Note 16)	22,314	23,297	45,892	87,440
(Recovery) provision for losses (Note 17)	(5,872)	13,167	(8,661)	(99,329)
Interest	16,075	17,739	29,574	30,527
Interest – distributions to preferred shareholders of subsidiary	960	2,319	1,920	4,639
Depreciation and amortization	3,708	5,595	7,254	12,060
Loss on impairment of assets (Note 18)	--	12,618	--	35,027
Consolidated partnerships (Note 10):
Interest	4,004	2,564	8,665	8,883
Loss on impairment of assets	60,349	22,200	60,349	22,200
Other expenses	72,501	96,652	118,334	149,955
Total expenses	174,039	196,151	263,327	251,402
Loss before other income	(117,584)	(143,183)	(158,163)	(145,822)
Other (loss) income:
Equity and other loss, net	--	(50)	--	(184)
Gain on settlement of liabilities	2,612	--	4,368	25,253
Gain from repayment or sale of investments	1,324	11	1,324	2,202
Other losses from consolidated partnerships (Note 10)	(122,595)	(134,628)	(184,036)	(225,434)
Loss from continuing operations before income tax provision	(236,243)	(277,850)	(336,507)	(343,985)
Income tax benefit (provision) – continuing operations	13	(141)	(180)	(534)
Net loss from continuing operations	(236,230)	(277,991)	(336,687)	(344,519)
Discontinued operations (Note 2):
(Loss) income from discontinued operations before income taxes	--	(235)	253	140,058
Gain on sale of discontinued operations, net	--	--	--	20,500
Income tax provision – discontinued operations	--	--	--	(531)
Net (loss) income from discontinued operations	--	(235)	253	160,027
Net loss	(236,230)	(278,226)	(336,434)	(184,492)
Net loss attributable to non-controlling interests (Note 15)	245,912	244,303	346,878	290,280
Net income (loss) attributable to Centerline Holding Company shareholders	$9,682	$(33,923)	$10,444	$105,788
Net income (loss) per share (Note 19):
Basic
Income (loss) from continuing operations	$0.03	$(0.10)	$0.03	$1.41
Income (loss) from discontinued operations	$-- (1)	$-- (1)	$-- (1)	$0.28
Diluted
Income (loss) from continuing operations	$0.03	$(0.10)	$0.03	$1.40
Income (loss) from discontinued operations	$-- (1)	$-- (1)	$-- (1)	$0.28
Weighted average shares outstanding (Note 19):
Basic	349,166	348,302	348,908	245,026
Diluted	349,166	348,302	348,908	246,466
(1) Amount calculates to less than one cent loss per share.

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands)
(Unaudited)

	Convertible CRA Shares	Special Preferred Voting Shares	Special Series A Shares		Common Shares		Treasury Shares	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total	Comprehensive Income (loss)	Redeemable Securities
			Shares		Shares
January 1, 2011	$--	$127	--	$--	348,302	$148,110	$(65,764)	$78,831	$3,144,834	$3,306,138	$--	$12,462
Net income (loss)	--	--	--	--	--	10,444	--	--	(346,878)	(336,434)	(336,434)	--
Unrealized gains (losses), net	--	--	--	--	--	--	--	2,112	(19)	2,093	2,093	--
Share-based compensation	--	--	--	--	--	40	--	--	--	40	--	--
Exchange of Convertible Special Common Units to Common Shares	--	(8)	--	--	864	6,905	--	--	(7,102)	(205)	--	--
Fair value accretion	--	--	--	--	--	(227)	--	--	--	(227)	--	227
Contributions	--	--	--	--	--	10	--	--	64,869	64,879	--	--
Conversions or redemptions	--	--	--	--	--	--	--	--	--	--	--	(1,917)
Net increase due to newly consolidated general partnerships	--	--	--	--	--	--	--	--	2,953	2,953	--	--
Distributions	--	--	--	--	--	--	--	--	(5,241)	(5,241)	--	--
June 30, 2011	$--	119	--	--	349,166	165,282	(65,764)	80,943	2,853,416	3,033,996	(334,341)	10,772
	Convertible CRA Shares	Special Preferred Voting Shares	Special Series A Shares		Common Shares		Treasury Shares	Accumulated Other Comprehensive Income (loss)	Non-Controlling Interests	Total	Comprehensive Income	Redeemable Securities
			Shares		Shares
January 1, 2010	$(1,235)	$127	--	$--	53,820	$(104,054)	$(65,351)	$(1,007,837)	$3,361,785	$2,183,435	$--	$332,480
Net income (loss)	--	--	--	--	--	105,788	--	--	(290,280)	(184,492)	(184,492)	--
Allocation of earnings	32	--	--	80,901	--	(80,933)	--	--	--	--	--	--
Unrealized gains, net	--	--	--	--	--	--	--	55,826	16,693	72,519	72,519	--
Share-based compensation	--	--	--	--	7,343	2,262	--	--	--	2,262	--	--
Conversions or redemptions	--	--	--	--	258	305	--	--	(385)	(80)	--	--
Fair value accretion	--	--	--	--	--	(1,198)	--	--	--	(1,198)	--	1,198
Contributions	--	--	--	--	--	--	--	--	83,926	83,926	--	--
Issuance of and conversion to Special Series A Shares	1,203	--	19,325	46,480	--	286,231	--	--	--	333,914	--	(321,484)
Adoption of ASU 2009-17	--	--	--	--	--	(55,123)	--	994,594	(321,024)	618,447	--	--
Treasury shares	--	--	--	--	(2,999)	--	(413)	--	--	(413)	--	--
Net increase due to deconsolidation	--	--	--	--	--	(1,756)	--	(16,383)	446,873	428,734	--	--
Net decrease due to newly consolidated general partnerships	--	--	--	--	--	--	--	--	(12,576)	(12,576)	--	--
Distributions	--	--	--	--	--	--	--	--	(11,965)	(11,965)	--	--
June 30, 2010	$--	$127	19,325	$127,381	58,422	$151,522	$(65,764)	$26,200	$3,273,047	$3,512,513	$(111,973)	$12,194

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(336,434)	$(184,492)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Non-cash loss from consolidated partnerships	351,421	243,890
Gain from repayment or sale of investments	(1,324)	(2,202)
Gain on sale of discontinued operations	--	(20,500)
Gain on settlement of liabilities	(4,368)	(25,253)
Lease termination costs	--	(48,044)
Credit intermediation assumption fees	2,292	26,706
Reserves for bad debts, net of reversals	7,078	(368)
Affordable Housing loss reserve	(16,000)	(58,000)
Loss on impairment of assets	--	35,027
Depreciation and amortization	7,254	12,060
Equity in losses of unconsolidated entities, net	--	184
Share-based compensation expense	40	2,262
Non-cash expenses relating to issuance of Special Series A Shares	--	2,842
Non-cash impact of derivatives	1,409	2,834
Non-cash interest expense	6,701	7,093
Other non-cash expense, net	355	1,484
Capitalization of mortgage servicing rights	(8,335)	(6,682)
Changes in operating assets and liabilities:
Mortgage loans held for sale	(18,307)	(42,686)
Deferred revenues	36	(10,433)
Receivables	(1,110)	633
Other assets	(1,281)	(2,248)
Allowance for risk-sharing obligations	(1,160)	6,376
Accounts payable, accrued expenses and other liabilities	(2,459)	(4,556)
Changes in operating assets and liabilities of discontinued operations	--	1,733
Net cash flow used in operating activities	(14,192)	(62,340)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale and repayment of available-for-sale securities	100	132
Sale and repayments of mortgage loans held for investment	173	1,567
Proceeds from sale of discontinued operations	--	37,795
Increase in restricted cash, escrows and other cash collateral	(1,273)	(7,830)
Acquisition of furniture, fixtures and leasehold improvements	(178)	(565)
Equity investments and other investing activities	(3,920)	1,467
Net cash flow (used in) provided by investing activities	(5,098)	32,566

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to equity holders	(3,112)	(3,113)
Repayments of term loan	--	(14,308)
Repayment of Centerline Financial Holdings Credit Facility	(20,000)	--
Proceeds from Centerline Financial Holdings Credit Facility	--	20,000
Increase in mortgage loan warehouse facilities	18,232	42,638
Increase (decrease) in other notes payable	3,000	(1,500)
Proceeds from Special Series A Preferred Shares, net of offering costs	--	9,558
Redemption of Convertible Redeemable CRA Shares	(161)	--
Net cash flow (used in) provided by financing activities	(2,041)	53,275
Net (decrease) increase in cash and cash equivalents	(21,331)	23,501
Cash and cash equivalents at the beginning of the period	119,616	95,728
Cash and cash equivalents at the end of the period	98,285	119,229
Less cash and cash equivalents of discontinued operations	--	300
Cash and cash equivalents of continuing operations at end of period	$98,285	$118,929
Non-cash investing and financing activities:
Net change in re-securitized mortgage revenue bonds:
Secured financing liability	$40,696	$(57,777)
Mortgage revenue bonds	$(45,019)	$69,624
Increase in Series B Freddie Mac Certificates	$2,433	$916
Increase (decrease) in Series A-1 Freddie Mac Certificates	$1,890	$(12,763)
Exchange of Convertible Special Common Units to Common Shares	$7,102	$--
Conversion of redeemable securities to Special Series A Shares	$--	$321,483
Treasury stock purchase via employee withholding	$--	$413
Debt assumed by third parties	$--	$65,000
Issuance of Special Series A Shares	$--	$2,842

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – Description of Business and Basis of Presentation

A.	Description of Business

Centerline Holding Company, through its subsidiaries, provides real estate financial and asset management services to the affordable and conventional multifamily housing industry.  We offer a range of debt and equity financing and investment products to developers, owners, and investors.  As of June 30, 2011, we had $9.3 billion of investor equity under management and $8.6 billion of loans in our mortgage servicing portfolio.  A substantial portion of our business is conducted through our subsidiaries, generally under the designation Centerline Capital Group (“CCG”).  The term “we” (“us”, “our” or “the Company”) as used throughout this document may refer to a subsidiary or the business as a whole, while the term “parent trust” refers only to Centerline Holding Company as a stand-alone entity.

We manage our operations through five reportable segments, including Corporate and Consolidated Partnerships.  Our three operating segments are:

Affordable Housing, which provides a broad spectrum of debt and equity financing products for affordable multifamily housing, offers investment opportunities and fund management services to investors in affordable multifamily equity and affordable debt, and manages our retained interests from the December 2007 re-securitization of our mortgage revenue bond portfolio with Federal Home Loan Mortgage Corporation (“Freddie Mac”);

Mortgage Banking, which provides a broad spectrum of financing products for multifamily housing, manufactured housing, senior housing and student housing;

Asset Management, which is responsible for active management of multifamily real estate assets owned by our Affordable Housing investment funds and reporting on fund performance, managing construction risk during the construction process, actively managing specially serviced assets, monitoring our real estate owned portfolio, and managing the disposition of assets at the end of a fund’s life.

Our Corporate segment, comprising Finance and Accounting, Treasury, Legal, Marketing and Investor Relations, Operations and Risk Management departments, supports our three operating segments and also generates revenue, primarily through cash invested by the Treasury department.

Consolidated Partnerships comprise certain investment funds we control, regardless of the fact that we have virtually no economic interest in such entities.  Consolidated Partnerships include the Low-Income Housing Tax Credit (“LIHTC”) investment fund partnerships we originate and manage through the Affordable Housing segment and certain other property partnerships, all of which we are required to consolidate in accordance with the authoritative accounting guidance.

B.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared consistent with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the condensed consolidated financial statements contain all adjustments (only normal recurring adjustments) necessary to present fairly the financial statements of interim periods.  Given that our businesses may have a higher volume of transactions in some quarterly periods rather than others, the operating results for interim periods may not be indicative of full year results.

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

C.	Recently Issued Accounting Pronouncements

•
In January 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  The amendments temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities.  Under the existing effective date in ASU 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010.  The amendments in this update temporarily defer that effective date, enabling public-entity creditors to provide those disclosures after the FASB clarifies the guidance for determining what constitutes a troubled debt restructuring.  This update will result in more consistent disclosures about troubled debt restructurings.  This amendment does not defer the effective date of the other disclosure requirements in ASU 2010-20.  ASU 2011-01 is effective upon issuance.  The adoption of ASU 2010-20 and ASU 2011-01 have no material impact on our consolidated financial statements.

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

•
In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements.  This update revises the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The update will be effective for interim and annual reporting periods beginning on or after December 15, 2011, early adoption is prohibited, and the amendments will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  We do not expect the adoption of ASU 2011-03 to have a material impact on our consolidated financial statements.

•
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  This update amends the existing fair value guidance to improve consistency in the application and disclosure of fair value measurements in U.S. GAAP and International Financial Reporting Standards.  ASU 2011-04 provides certain clarifications to the existing guidance, changes certain fair value principles, and enhances disclosure requirements.  The update will be effective for interim and annual reporting periods beginning on or after December 15, 2011, early adoption is prohibited, and the amendments will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  We are currently evaluating the impact that ASU 2011-04 will have on our consolidated financial statements.

•
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  Prior to the issuance of ASU 2011-05, existing GAAP allowed three alternatives for presentation of other comprehensive income (“OCI”) and its components in financial statements.  ASU 2011-05 removes the option to present the components of OCI as part of the statement of changes in equity.  In addition, ASU 2011-05 requires consecutive presentation of the statement of operations and OCI and presentation of reclassification adjustments on the face of the financial statements from OCI to net income.  These changes apply to both annual and interim financial statements commencing, with retrospective application, for the fiscal periods beginning after December 15, 2011, with early adoption permitted.  We are currently evaluating the impact that ASU 2011-05 will have on our consolidated financial statements.

NOTE 2 – Discontinued Operations

On March 5, 2010, we completed a comprehensive restructuring of the Company (the “March 2010 Restructuring”), whereby we:

•	sold our Portfolio Management business and the portion of the Commercial Real Estate Group that was not affiliated with loan originations;

•	amended and restructured our senior credit facility;

•	restructured various components of our equity and issued a new series of shares;

•	restructured our credit intermediation agreements (see Note 23); and

•	settled the majority of our unsecured liabilities.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Operating results from discontinued operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Operating revenues	$--	$--	$--	$1,096,318
Operating expenses	--	(235)	253	(1,048,024)
Operating (loss) income from discontinued operations before income tax provision	--	(235)	253	48,294	(1)
Gain from liquidation of fund partnership	--	--	--	91,764	(2)
	--	(235)	253	140,058
Gain on sale of discontinued operations	--	--	--	20,500
Income tax provision	--	--	--	(531)
Net (loss) income from discontinued operations	--	(235)	253	160,027
Net income attributed to non-controlling interests – discontinued operations	--	--	--	(89,918)
Net (loss) income attributed to Centerline Holding Company shareholders – discontinued operations	$--	$(235)	$253	$70,109

(1)
Comprised of an approximately $64.0 million reversal of loan loss reserves due to the March 2010 Restructuring, established pursuant to our adoption of ASU 2009-17, which revised the consolidation model with respect to Variable Interest Entities (“VIEs”), offset by losses from operating activity.

(2)          Principally comprised of non-cash reversals of impairments recorded on liquidated commercial mortgage-backed securities (“CMBS”) investments due to the March 2010 Restructuring.

NOTE 3 – Fair Value Disclosures

A.	General

We have categorized our assets and liabilities recorded at fair value based upon the fair value hierarchy specified by Accounting Standards Codification 820, Fair Value Measurement (“ASC 820”).  The levels of fair value hierarchy are as follows:

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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

B.	Financial Assets and Liabilities of Operating Groups

Certain assets are “marked to market” every reporting period (i.e., on a recurring basis) in accordance with GAAP.  Other assets are carried at amortized cost, are initially recorded at fair value and amortized (e.g. mortgage servicing rights (“MSRs”) and other intangible assets), or are carried at the lower of cost or fair value (mortgage loans held for sale); these are tested for impairment periodically and would be adjusted to fair value if impaired (i.e., measured on a non-recurring basis).

The following tables present the information about our assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2011 and December 31, 2010, and indicate the fair value hierarchy of the valuation techniques we utilize to determine fair value:

(in thousands)	Level 1	Level 2	Level 3	Balance as of June 30, 2011

Measured on a recurring basis:
Assets
Available-for-sale investments:
Freddie Mac Certificates:
Series A-1	$--	$--	132,473	132,473
Series B	--	--	63,237	63,237
Mortgage revenue bonds	--	--	260,975	260,975
Total available-for-sale investments	$--	$--	456,685	456,685
Interest rate swaps and derivatives	$--	$1,124	--	1,124
Liabilities
Interest rate swaps and derivatives	$--	$20,636	--	20,636

Measured on a non-recurring basis:
Assets
Mortgage loans held-for-sale	$--	$93,672	--	93,672
Mortgage servicing rights	--	--	68,493	68,493
	$--	$93,672	68,493	162,165

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in thousands)	Level 1	Level 2	Level 3	Balance as of December 31, 2010

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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents additional information about assets measured at fair value on a recurring basis and for which we utilized Level 3 inputs to determine fair value:

	Three Months Ended June 30, 2011
(in thousands)	Series A-1 Freddie Mac Certificates	Series B Freddie Mac Certificates	Mortgage revenue bonds		Total
Balance at April 1, 2011	$129,225	$63,179	$255,714		$448,118
Total realized and unrealized gains or (losses):
Realized gain recorded in Condensed Consolidated Statements of Operations	--	1,036 (1)	--		1,036
Unrealized gain (loss) recorded in other comprehensive income (loss)	2,501	(714)	(6,845)		(5,058)
Amortization or accretion	(3)	(2,148)	46		(2,105)
Purchases, issuances, settlements and other adjustments(2)	750	1,884	12,060	(3)	14,694
Net transfers in and/or out of Level 3	--	--	--		--
Balance at June 30, 2011	$132,473	$63,237	$260,975		$456,685
Amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2011	$--	$1,036	$--		$1,036

	Six Months Ended June 30, 2011
(in thousands)	Series A-1 Freddie Mac Certificates	Series B Freddie Mac Certificates		Mortgage revenue bonds		Total
Balance at January 1, 2011	$129,406	$63,215		$292,659		$485,280
Total realized and unrealized gains or (losses):
Realized gain recorded in Condensed Consolidated Statements of Operations	--	1,036	(1)	--		1,036
Unrealized gain (loss) recorded in other comprehensive income (loss)	641	3,698		(5,732)		(1,393)
Amortization or accretion	(7)	(6,602)		95		(6,514)
Purchases, issuances, settlements and other adjustments(2)	2,433	1,890		(26,047	)(4)	(21,724)
Net transfers in and/or out of Level 3	--	--		--		--
Balance at June 30, 2011	$132,473	$63,237		$260,975		$456,685
Amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2011	$--	$1,036		$--		$1,036

(1)	Includes amounts recorded in “Gain from repayment or sale of investments” in the Condensed Consolidated Statements of Operations.
(2)	No purchases, issuances or settlements occurred during the reporting period.
(3)	Reflects re-recognition of mortgage revenue bonds in the 2007 re-securitization as assets, net of bonds that were sold during the period and other adjustments.
(4)
Reflects de-recognition of mortgage revenue bonds and elimination in consolidation of three mortgage revenue bonds as a result of the consolidation of the underlying properties upon obtaining control of the related party partnerships in 2011, net of re-recognition of mortgage revenue bonds in the 2007 re-securitization as assets (see Note 5).

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30, 2010
(in thousands)	Series A-1 Freddie Mac Certificates	Series B Freddie Mac Certificates		Mortgage Revenue Bonds		Total

Balance at April 1, 2010	$176,521	$60,945		$275,048		$512,514
Total realized and unrealized gains or (losses):
Realized losses recorded in Condensed Consolidated Statements of Operations	--	(14,357	)(1)	--		(14,357)
Unrealized (loss) gain recorded in other comprehensive income (loss)	(1,823)	17,589		(1,775)		13,991
Amortization or accretion	--	(3,228)		56		(3,172)
Purchases, issuances, settlements and other adjustments(3)	(5,228)	(1,320)		27,945	(4)	21,397
Net transfers in/out of Level 3	--	--		--		--
Balance at June 30, 2010	$169,470	$59,629		$301,274		$530,373
Amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2010	$--	$(14,357)		$--		$(14,357)

	Six Months Ended June 30, 2010
(in thousands)	Series A-1 Freddie Mac Certificates	Series B Freddie Mac Certificates		Mortgage revenue bonds		Total
Balance at January 1, 2010	$183,093	$61,003		$245,671		$489,767
Total realized and unrealized gains or (losses):
Realized (losses) gain recorded in Condensed Consolidated Statements of Operations	--	(37,006	)(1)	6	(2)	(37,000)
Unrealized (loss) gain recorded in other comprehensive income (loss)	(860)	41,885		(83)		40,942
Amortization or accretion	--	(5,968)		114		(5,854)
Purchases, issuances, settlements and other adjustments(3)	(12,763)	(285)		55,566	(4)	42,518
Net transfers in/out of Level 3	--	--		--		--
Balance at June 30, 2010	$169,470	$59,629		$301,274		$530,373
Amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2010	$--	$(37,006)		$6		$(37,000)

(1)	Includes amounts recorded in “Loss on impairment of assets” and in “Gain from repayment or sale of investments” in the Condensed Consolidated Statements of Operations.
(2)	Recorded in “Gain from repayment or sale of investments” in the Condensed Consolidated Statements of Operations.
(3)	No purchases, issuances or settlements occurred during the reporting period.
(4)	Reflects re-recognition of mortgage revenue bonds in the 2007 re-securitization as assets, net of bonds that were sold during the period and other adjustments (see Note 5).

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

C.	Assets and Liabilities Not Measured at Fair Value

For cash and cash equivalents, restricted cash, accounts receivable, stabilization escrow, accounts payable, accrued expenses and other liabilities as well as variable-rate notes payable and other borrowings, recorded values approximate fair value due to their terms, or their liquid or short-term nature.  In accordance with GAAP, certain financial assets and liabilities are included on our Condensed Consolidated Balance Sheets at amounts other than fair value.  Following are the descriptions of those assets and liabilities:

Mortgage loans held for investment and other investments	Fair value is determined as described in Note 2 to the 2010 Form 10-K.

Financing arrangements and secured financing
Fair value is estimated using either quoted market prices or discounted cash flow analyses based on our current borrowing rates for similar types of borrowing arrangements, which reflect our current credit standing.

Preferred shares of subsidiary (subject to mandatory repurchase)	Fair value is determined as described for Series A-1 Freddie Mac certificates in Note 2 to the 2010 Form 10-K as the preferred shares are economically defeased by those investments.

Fixed-rate notes payable	Fair value is estimated by utilizing the present value of the expected cash flows discounted at a rate for comparable tax-exempt investments.

The following table presents information about our financial assets and liabilities that are not carried at fair value:

	June 30, 2011		December 31, 2010
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Mortgage loans held for investment	$1,376	1,376	$1,405	$1,405
Other investments	285	128	502	191
Financing arrangements and secured financing	625,179	534,123	665,875	595,163
Preferred shares of subsidiary (subject to mandatory repurchase)	55,000	62,505	55,000	62,744

Consolidated Partnerships:
Fixed-rate notes payable	162,013	92,393	137,054	88,126

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – Assets Pledged as Collateral

In connection with our Term Loan and Revolving Credit Facility (Note 11), the stock of substantially all of our subsidiaries is pledged as collateral.  In addition, substantially all of our other assets are pledged as collateral to our Term Loan and Revolving Credit Facility subject to the liens detailed below.  The following table details assets we have specifically pledged as collateral for various debt facilities or other contractual arrangements that provide first liens ahead of the Term Loan and Revolving Credit Facility:

Collateral	Balance Sheet Classification	Carrying Amount of Collateral at June 30, 2011 (in thousands)	Associated Debt Facility/Liability

Cash at Centerline Mortgage Capital Inc. (“CMC”)	Restricted cash	$11,408	Mortgage loan loss sharing agreements (Note 23)

Cash at Centerline Financial LLC	Cash and cash equivalents	$66,644	Affordable Housing Yield transactions (Note 23) and Centerline Financial undrawn credit facility (Note 11)(1)

Cash at Centerline Guaranteed Holdings	Cash and cash equivalents	$81	Affordable Housing Yield transactions (Note 23)

Series A-1 Freddie Mac certificates at Centerline Equity Issuer Trust	Investments – available-for-sale – Freddie Mac certificates (Note 5)	$113,918	Preferred shares of subsidiary(2)

Series A-1 Freddie Mac Certificates at Centerline Guaranteed Holdings	Investments – available-for-sale – Freddie Mac certificates (Note 5)	$18,555	Affordable Housing Yield transactions (Note 23)

Mortgage loans at CMC and Centerline Mortgage Partners Inc. (“CMP”)	Other investments – mortgage loans held for sale (Note 7)	$93,672	Mortgage Banking warehouse facilities

Collateral posted with counterparties at Centerline Guaranteed Holdings	Deferred costs and other assets, net (Note 9)	$46,388	Affordable Housing Yield transactions (Note 23)

(1)	These assets are subject to a priority lien related to certain of the Affordable Housing Yield transactions and a subordinated lien related to the Centerline Financial LLC undrawn credit facility.
(2)	While not collateral, these assets economically defease the preferred shares of subsidiary.

We are required by our mortgage loan loss sharing agreements with Freddie Mac to provide security for payment of the reimbursement obligation.  The collateral can include a combination of the net worth of one of our Mortgage Banking subsidiaries, a letter of credit and/or cash.  To meet this collateral requirement, we have provided to Freddie Mac letters of credit totaling $12.0 million issued by Bank of America as a part of our Revolving Credit Facility (see Note 23).

In accordance with the requirements of its operating agreement, Centerline Financial LLC (“CFin” or “Centerline Financial”) has a cash balance of $66.6 million as of June 30, 2011 in order to maintain its minimum capital requirements.  In addition, in accordance with the requirements of the Centerline Financial operating agreement, one of our subsidiaries pledged two taxable bonds with an aggregate notional amount of $3.3 million and the associated cash received on these bonds to Centerline Financial in order to maintain its minimum capital requirements.  As these assets are pledged between two of our subsidiaries they were excluded from the table above.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – Available-for-Sale Investments

Available-for-sale investments consisted of:

(in thousands)	June 30, 2011	December 31, 2010

Freddie Mac Certificates:
Series A-1	$132,473	$129,406
Series B	63,237	63,215
Mortgage revenue bonds	260,975	292,659
Total	$456,685	$485,280

A.	Freddie Mac Certificates

We retained Series A-1 and Series B Freddie Mac Certificates in connection with the December 2007 re-securitization of the mortgage revenue bond portfolio with Freddie Mac.  The Series A-1 Freddie Mac Certificates are fixed rate securities, whereas the Series B Freddie Mac Certificates are residual interests of the re-securitization trust.

Series A-1

Information with respect to the Series A-1 Freddie Mac Certificates is as follows:

(in thousands)	June 30, 2011	December 31, 2010

Amortized cost basis	$177,585	$177,592
Gross unrealized gains	18,520	17,865
Fair value	196,105	195,457
Less: eliminations(1)	(63,632)	(66,051)

Consolidated fair value	$132,473	$129,406

(1)    A portion of the Series A-1 Freddie Mac Certificates relate to re-securitized mortgage revenue bonds that are not reflected as sold for GAAP purposes. Accordingly, that portion is eliminated in consolidation. The change from December 31, 2010 resulted from the re-recognition of three mortgage revenue bonds, the transfer out of special servicing and the de-recognition of five bonds and fluctuation due to change in the fair value of the asset.

During the six months ended June 30, 2011 and 2010, we received $5.4 million and $7.8 million in cash, respectively, in interest from the Series A-1 Freddie Mac Certificates ($2.7 million and $3.9 million in the second quarter of 2011 and 2010, respectively).

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Series B

Information with respect to the Series B Freddie Mac Certificates is as follows:

(in thousands)	June 30, 2011	December 31, 2010
Amortized cost basis(1)	$34,410	$42,021
Gross unrealized gains (losses)(1)	27,538	(6,067)
Subtotal/fair value	61,948	35,954
Less: eliminations(2)	1,289	27,261
Consolidated fair value	$63,237	$63,215
(1)  The unrealized gains (losses) presented above do not include cumulative impairments of $130.8 million as of June 30, 2011 which reflect losses due to credit deterioration of the underlying assets. Amortized cost is shown net of these amounts.

(2)    A portion of the Series B Freddie Mac Certificates relates to re-securitized mortgage revenue bonds that were not reflected as sold. Accordingly, that portion is eliminated in consolidation. The change from December 31, 2010 primarily resulted from the fluctuations due to changes in the fair value of the asset.

During the six months ended June 30, 2011 and 2010, we received $13.3 million and $14.2 million in cash, respectively, in interest from the Series B Freddie Mac Certificates ($6.8 million and $6.6 million in the second quarter of 2011 and 2010, respectively).

Delinquent collateral loans underlying the certificates had an unpaid principal balance of $178.0 million and $190.0 million at June 30, 2011 and December 31, 2010, respectively; projected remaining losses are estimated at 3.93% or $100.5 million of the underlying securitization.  During the six months ended June 30, 2011, there were no actual losses in the underlying securitization.  Due to projections of declining cash flows (including the projected impact of a restructuring of the underlying mortgage revenue bonds as discussed in Note 18), we recorded other-than-temporary impairments (“OTTI”) of $37.2 million on these investments for the six months ended June 30, 2010 ($14.4 million in the second quarter of 2010).  No impairments were recorded for the six months ended June 30, 2011.

During the first half of 2010, two of the underlying mortgage revenue bonds which were in foreclosure were sold out of the securitization trust to third parties at a value below the bonds’ outstanding principal balance.  One of the bonds was included in the stabilized escrow pool.  In order to fully pay down the bond’s outstanding principal, plus accrued interest, to the Class A Certificate Holders of the 2007 re-securitization as required per the securitization agreements, a release of $4.4 million was made from the stabilization escrow.  The loss of $4.8 million for the other mortgage revenue bond will be absorbed by the principal of the Series B Freddie Mac Certificates.

Key fair value assumptions used in measuring the Series B Freddie Mac Certificates are provided in the table below:

	June 30, 2011		December 31, 2010

Weighted average discount rate	26.0%		26.0%
Constant prepayment rate	90.0%		90.0%
Weighted average life	8.8	years	9.1	years
Constant default rate	2.0%		2.0%
Default severity rate	21.0%		21.0%

The weighted average life of the assets in the pool that can be prepaid was 8.5 years as of June 30, 2011 and 8.8 years as of December 31, 2010.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value and the sensitivity of the fair value to immediate adverse changes in those assumptions are as follows:

(in thousands)	June 30, 2011
Fair value of Freddie Mac B Certificates	$63,237

Constant prepayment rate:
Fair value after impact of 5% increase	63,005
Fair value after impact of 10% increase	62,239

Discount rate:
Fair value after impact of 5% increase	54,786
Fair value after impact of 10% increase	48,290

Constant default rate:
Fair value after impact of 1% increase	57,185
Fair value after impact of 2% increase	51,408

Default severity rate:
Fair value after impact of 5% increase	61,587
Fair value after impact of 10% increase	60,166

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

B.	Mortgage Revenue Bonds

The following table summarizes our mortgage revenue bond portfolio:

(in thousands)	June 30, 2011	December 31, 2010

Securitized:
Included in December 2007 re-securitization transaction and accounted for as financed	$257,693	$289,614
Not securitized	3,282	3,045
Total at fair value	$260,975	$292,659

Our mortgage revenue bond portfolio increased from 48 bonds (as of December 31, 2010) to 50 bonds (as of June 30, 2011) while the value of the portfolio decreased from $292.7 million to $261.0 million.  The decrease in the value of our mortgage revenue bond portfolio is attributable to (i) the transfer out of special servicing and the de-recognition of three bonds in the amount of $21.4 million, (ii) $19.1 million due to the elimination in consolidation of three additional bonds as a result of the consolidation of the underlying properties upon obtaining control of the related property partnerships in 2011, (iii) principal paydowns of $6.3 million and (iv) the change in fair value of $5.7 million, (v) offset by the transfer into special servicing and the re-recognition of eight bonds in the amount of $20.8 million.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amortized cost basis of our portfolio of mortgage revenue bonds and the related unrealized gains and losses are as follows:

(in thousands)	June 30, 2011	December 31, 2010
Amortized cost basis	$263,614	$293,203
Gross unrealized gains	19,216	16,650
Gross unrealized losses	(21,855)	(17,194)
Fair value	$260,975	$292,659

For mortgage revenue bonds in an unrealized loss position as of the dates presented, the fair value and gross unrealized losses, aggregated by length of time that individual bonds have been in a continuous unrealized loss position, is summarized in the table below:

(dollars in thousands)	Less than 12 Months	12 Months or More	Total
June 30, 2011
Number	16	9	25
Fair value	$86,448	$44,060	$130,508
Gross unrealized losses	$8,555	$13,300	$21,855
December 31, 2010
Number	17	4	21
Fair value	$73,396	$25,292	$98,688
Gross unrealized losses	$9,230	$7,964	$17,194

We have evaluated the nature of the unrealized losses above and have concluded that they are temporary and should not be realized at this time as de-recognition of these bonds, should it occur, would not result in a loss.

NOTE 6 – Equity Method Investments

The table below provides the components of equity method investments as of:

(in thousands)	June 30, 2011	December 31, 2010
Equity interests in tax credit partnerships	$8,642	$5,635

We acquire interests in entities that own tax credit properties.  We hold these investments on a short-term basis for inclusion in current or future Affordable Housing Group investment fund offerings.  We expect to sell these investments at cost into these funds.  During February 2011, we sold our December 31, 2010 equity method investments upon the closing of the $119.3 million multi-investor LIHTC fund.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – Mortgage Loans Held for Sale and Other Assets

The table below presents the components of other investments as of the dates presented:

(in thousands)	June 30, 2011	December 31, 2010
Mortgage loans held for sale	$93,672	$75,365
Mortgage loans held for investment	1,376	1,405
Stabilization escrow	8	15
Other investments	285	502
Total	$95,341	$77,287

A.	Mortgage Loans Held for Sale

Mortgage loans held for sale include originated loans pre-sold to Government Sponsored Enterprises (“GSEs”), such as Fannie Mae and Freddie Mac or to the Government National Mortgage Association (“Ginnie Mae”) under contractual sale obligations that normally settle within 30 days of origination.  In many cases, the loans sold to GSEs are used as collateral for mortgage-backed securities issued and guaranteed by GSEs and traded in the open market.  Mortgage loans held for sale can differ widely from period to period depending on the timing and size of originated mortgages and variances in holding periods prior to sale.  Loans closed and funded during the six months ended June 30, 2011 were $443.3 million.  Loans sold and settled during the six months ended June 30, 2011 were $425.3 million.

B.	Mortgage Loans Held for Investments

Mortgage loans held for investments are made up primarily of promissory notes that we hold net of any reserve for uncollectibility.

C.	Stabilization Escrow

(in thousands)	June 30, 2011	December 31, 2010
Cash balance	$41,235	$41,242
Reserve for non-recovery	(41,227)	(41,227)
Total	$8	$15

During the six months ended June 30, 2011, we received $23.0 thousand from interest income, as compared to $2.4 million for the six months ended June 30, 2010 ($8.0 thousand and $0.4 million for the second quarter 2011 and 2010, respectively), primarily as a result of escrow releases (due to construction completion and/or stabilization of the underlying properties).

In connection with management’s strategy to manage the risks arising from the operations of certain property partnerships (see Affordable Housing Transactions in Note 23), we expect the remaining cash balance to be used to restructure the debt of those property partnerships.  Accordingly, we recorded a reserve to reflect the impairment of the non-recoverable cash balance.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 – Mortgage Servicing Rights, Net

The components of the change in MSRs and related reserves were as follows:

(in thousands)

Balance at January 1, 2010	$60,423
MSRs capitalized	6,682
Amortization	(5,178)
Balance at June 30, 2010	$61,927
Balance at January 1, 2011	$65,614
MSRs capitalized	8,335
Amortization	(5,456)
Balance at June 30, 2011	$68,493

While the balances above reflect our policy to record MSRs initially at fair value and amortize those amounts, presented below is information regarding the fair value of the MSRs.  The fair value and significant assumptions used in estimating it are as follows:

	June 30, 2011	December 31, 2010

Fair value of MSRs	$75,404	$72,566
Weighted average discount rate	17.58%	17.64%
Weighted average pre-pay speed	9.58%	9.24%
Weighted average lockout period (years)	4.1	4.1
Weighted average default rate	0.56%	0.62%
Cost to service loans	$2,307	$2,219
Acquisition cost (per loan)	$1,481	$1,477

The table below illustrates hypothetical fair values of MSRs, caused by assumed immediate changes to key assumptions that are used to determine fair value.

(in thousands)	June 30, 2011
Fair value of MSRs	$75,404

Prepayment speed:
Fair value after impact of 10% adverse change	74,689
Fair value after impact of 20% adverse change	74,020

Discount rate:
Fair value after impact of 10% adverse change	71,748
Fair value after impact of 20% adverse change	68,441

Default rate:
Fair value after impact of 10% adverse change	75,302
Fair value after impact of 20% adverse change	75,187

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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Servicing fees we earned as well as those received with respect to the December 2007 re-securitization transaction (all of which are included in “Fee Income” in our Condensed Consolidated Statements of Operations) are as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Total servicing fees	$6,096	$5,115	$11,976	$10,197
Servicing fees from securitized assets (included in Total servicing fees)	$527	$520	$1,067	$1,013

NOTE 9 – Deferred Costs and Other Assets, Net

The table below provides the components of deferred costs and other assets, net as of the dates presented:

(in thousands)	June 30 , 2011	December 31, 2010

Deferred financing and other costs	$11,858	$12,317
Less: Accumulated amortization	(4,471)	(3,984)

Net deferred costs	7,387	8,333

Collateral posted with counterparties	46,388	46,327
Interest and fees receivable, net	4,520	4,749
Other receivables	6,351	9,165
Furniture, fixtures and leasehold improvements, net	1,270	1,643
Other	7,988	6,469

Total	$73,904	$76,686

NOTE 10 – Consolidated Partnerships

The Company, through its Affordable Housing Group originates and manages Low-Income Housing Tax Credit (“LIHTC”) investment funds (“Tax Credit Fund Partnerships”).  The Company through one of its affiliates has special limited partnership (“SLP”) interests in each of the property-level partnerships (“Tax Credit Property Partnerships”) acquired by the investment funds.  In our role as SLP, we are able to remove the existing general partner from the Tax Credit Property Partnership and assume control only for due cause related to the nonperformance of the general partner.  The funds and partnerships, in which the Company has a substantive controlling general partner or managing member interest or in which it has concluded it is the primary beneficiary of a variable interest entity (“VIE”), are being consolidated although the company has virtually no economic interest in such entities.  These funds and partnerships are included within our Consolidated Partnerships.

The analysis as to whether the entity is a VIE and whether we consolidate it is subject to significant judgment.  Some of the criteria we are required to consider include, among others, determination of the degree of control over an entity by its various equity holders, design of the entity, relationships between equity holders, determination of the primary beneficiary and the ability to replace general partners.

Financial information presented for June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 for certain of the Tax Credit Fund Partnerships and Tax Credit Property Partnerships is as of March 31, 2011 and the three and six months ended March 31, 2011 and 2010, the most recent date for which information is available.  Similarly, the financial information presented for December 31, 2010 for those partnerships is as of September 30, 2010.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets and liabilities of consolidated partnerships consist of the following:

(in thousands)	June 30, 2011	December 31, 2010

Assets:
Equity interests in tax credit properties	$3,169,919	$3,302,667
Land, buildings and improvements, net	489,839	567,073
Other assets	269,479	282,665
Total assets	$3,929,237	$4,152,405

Liabilities:
Notes Payable	$162,013	$137,054
Due to property partnerships	118,366	86,642
Other liabilities	302,361	273,409
Total liabilities	$582,740	$497,105

Equity Interests in Tax Credit Properties

The Tax Credit Fund Partnerships invest in low-income housing property-level partnerships that generate tax credits and tax losses.  Neither we nor the Tax Credit Fund Partnerships control these property-level partnerships and, therefore, we do not consolidate them in our financial statements.  “Equity interests in tax credit properties” represents the limited partner investments in those property-level partnerships, which the Tax Credit Fund Partnerships carry on the equity method of accounting.

The reduction for the current period is due primarily to equity losses of $185.2 million recognized in the current period, the sale of Tax Credit Property Partnerships of $3.6 million, and cash distributions of $10.9 million, partially offset by an increase in investment in new Tax Credit Property Partnerships of $68.7 million.

Land, Buildings and Improvements, Net

Land, buildings and improvements are attributable to the property partnerships we consolidate as a result of gaining significant control over their general partner.  Land, buildings and improvements to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring and developing the properties.  The cost of property and equipment is depreciated over their estimated useful lives using primarily straight-line methods.  Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized.  At the time property and equipment are retired and otherwise disposed of, the cost (net of accumulated depreciation) and related liabilities are eliminated and the profit or loss on such disposition is reflected in earnings.

The decrease for the current period is due primarily to a $60.5 million reduction in the carrying basis of land, buildings and improvements relating to equity investments for certain properties due to impairments.  The decrease for the current period also includes receivable impairments of $24.7 million between the property partnerships and the Tax Credit Fund Partnerships as a result of an increase in impairments recognized on equity investments and receivables due from the property partnerships, $10.5 million related to properties that were sold or foreclosed upon and current period depreciation of $14.8 million.  This was partially offset by $21.7 million of additional properties consolidated during 2011 and fixed asset additions of $11.4 million for certain properties.

Other Assets

Assets other than those discussed above include cash, fees and interest receivable, prepaid expenses and operating receivables of the funds.

Notes Payable

Notes payable pertain to mortgages and notes held at the Tax Credit Property Partnerships, as well as borrowings that bridge the time between when subscribed investments are received and when the funds deploy capital (“Bridge Loans”) for Tax Credit Fund Partnerships.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The increase is primarily due to four properties whose mortgage revenue bonds and other liabilities of $41.5 million are no longer eliminated in consolidation as a result of the bonds being de-recognized as a result of being removed from special servicing (see Note 5).  In addition, there were borrowings by Tax Credit Property Partnerships of $4.8 million.  This was partially offset by repayments of mortgages of $11.0 million and the sale of properties with mortgage balances of $8.1 million.

Due to Property Partnerships

The partnership agreements of the property-level partnerships stipulate the amount of capital to be funded and the timing of payments of that capital.  “Due to property partnerships” represents the unfunded portion of those capital commitments.  The increase for the current period pertains primarily to commitments related to the acquisition of new Tax Credit Property Partnerships of $52.9 million, partially offset by the funding of capital commitments by the Tax Credit Fund Partnerships.

Other Liabilities

The increase in other liabilities is primarily due to fees accrued for the current period as well as a decrease in the elimination of other liabilities between Tax Credit Fund Partnerships and Centerline.

Revenues and expenses of consolidated partnerships consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Interest income	$440	$404	$685	$823
Rental income	25,774	25,479	51,697	51,905
Other revenues	1,000	334	1,090	1,406
Total revenues	$27,214	$26,217	$53,472	$54,134
Interest expense	$4,004	$2,564	$8,665	$8,883
Loss on impairment of assets	60,349	22,200	60,349	22,200
Asset management fees	10,445	9,937	20,823	24,315
Property operating expenses	10,583	10,598	20,286	22,237
General and administrative expenses	9,645	5,018	18,632	15,768
Depreciation and amortization	16,165	14,983	28,529	28,338
Other expenses	25,663	56,116	30,064	59,297
Subtotal	72,501	96,652	118,334	149,955
Total expenses	$136,854	$121,416	$187,348	$181,038
Other losses from consolidated partnerships, net	$122,595	$134,628	$184,036	$225,434

Consolidated Partnerships for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, experienced a net decrease in Tax Credit Property Partnerships of 19 properties due to the sale or foreclosure of 26 properties and seven additional properties we consolidate as a result of gaining control of the general partner as well as an additional Tax Credit Fund Partnership we consolidate which was originated in the first quarter of 2011.

Other expenses decreased for the three and six months ended June 30, 2011, as compared to the same periods in the prior year, primarily due to a decrease of $23.3 million in the reserves against receivables due from Property Partnerships as well as reductions in non-recurring expenses for certain properties during 2011.

Other losses principally represent the equity losses that Tax Credit Fund Partnerships recognize in connection with their investments in non-consolidated property partnerships.  The decrease in losses during the six month period ended June 30, 2011 primarily resulted from a reduction of $28.3 million related to suspended losses for Tax Credit Fund Partnerships whose investment balances in certain Tax Credit Property Partnerships have reached zero.  A reduction of losses of approximately $9.4 million was due to properties being sold or foreclosed upon since the period ending June 30, 2010.  The decrease in losses during the three month period ended June 30, 2011 primarily resulted from a reduction of $24.4 million related to suspended losses for Tax Credit Fund Partnerships whose investment balances in certain Tax Credit Property Partnerships have reached zero.  This was partially offset by a $11.4 million increase of recognized losses on the sale of property investments during 2011.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Notes Payable and Other Borrowings

The table below provides the components of notes payable and other borrowings as of the dates presented:

(in thousands)	Interest Rate at June 30, 2011	June 30, 2011	December 31, 2010
Term loan	3.19%	$127,990	$127,990
Revolving credit facility	3.19	9,000	6,000
Mortgage Banking warehouse facility	2.69	47,344	26,415
Mortgage Banking repurchase facilities	4.00	9,700	--
Multifamily ASAP facility	1.50	36,879	49,276
CFin Holdings credit facility	--	--	21,693
Total		$230,913	$231,374

A.	Term Loan and Revolving Credit Facility

The Term Loan matures in March 2017 with an interest rate of 3.00% over either the prime rate or LIBOR at our election.  Scheduled repayments of principal on the Term Loan begin in December 2011.  At that time, we must repay $3.0 million in principal per quarter until maturity, at which time the remaining principal is due.

The Revolving Credit Facility has a total capacity of $37.0 million.  The Revolving Credit Facility matures in March 2015 and bears interest at 3.00% over either the prime rate or LIBOR at our election.  The Revolving Credit Facility is to be used for LIHTC property investments or for working capital purposes.  As of June 30, 2011, $9.0 million was drawn and $12.0 million in letters of credit were issued under the Revolving Credit Facility.  Once terminated, the amount of the Revolving Credit Facility associated with these letters of credit cannot be redrawn.  At June 30, 2011, the undrawn balance of the Revolving Credit Facility was $16.0 million.

The Term Loan and Revolving Credit Facility agreement contains restrictions on distributions.  Under the agreement, we generally are not permitted to make any distributions or redeem or purchase any of our shares, including Convertible Redeemable CRA Shares, except for certain cases such as to the holders of the Equity Issuer Preferred Shares.

B.	Mortgage Banking Warehouse Facilities

We have four warehouse facilities we use to fund our loan originations.  Our warehouse facilities are as follows:

•
We have a $100 million committed warehouse facility that matures in September 2011 and bears interest at LIBOR plus 2.50% that we utilize as our primary warehouse facility.  Mortgages financed by such facility (see Note 7), as well as the related servicing and other rights (see Note 8) have been pledged as security under the warehouse facility.  The interest rate on the warehouse facility was 2.69% as of June 30, 2011 and 2.76% as of December 31, 2010.  All loans securing this facility have firm sale commitments with GSEs or the FHA.

•
We have two uncommitted warehouse repurchase facilities that provide us with additional resources for warehousing of mortgage loans with Freddie Mac and Fannie Mae.  These agreements are scheduled to mature in November 2011 and bear an interest of LIBOR plus 3.50% with a minimum of 4.50% for all Fannie Mae loans and 4.00% for all Freddie Mac loans.  All loans securing these facilities have firm sale commitments with GSEs.

•
We have an uncommitted facility with Fannie Mae under its Multifamily As Soon As Pooled (“ASAP”) Facility funding program.  After approval of certain loan documents, Fannie Mae will fund loans after closing and the advances are used to repay our primary warehouse facility.  Subsequently, Fannie Mae funds approximately 99% of the loan and Centerline Mortgage Capital Inc. (“CMC”) funds the remaining 1%.  CMC is later reimbursed by Fannie Mae when the assets are sold.  Interest on this facility accrues at a rate of LIBOR plus 1.15% with a minimum rate of 1.50%.  The interest rate on this facility was 1.50% as of June 30, 2011 and 1.20% as of December 31, 2010.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

C.	CFin Holdings Credit Facility

On March 5, 2010, CFin Holdings entered into a Senior Secured Credit Agreement (the “CFin Holdings Credit Agreement”).  Under the terms of the CFin Holdings Credit Agreement, we were permitted to borrow up to $20.0 million (the “Initial Loan”), plus, under certain conditions, up to an additional $1.0 million in each calendar year until March 5, 2037.  We borrowed the $20 million at the time of the loan closing as required by the lender.  Borrowings under the CFin Holdings Credit Agreement were secured by a first priority lien on substantially all of CFin Holdings’ existing and future assets.  Borrowings under the CFin Holdings Credit Agreement bore interest at a rate of 10% per annum, which was paid-in-kind and capitalized to the outstanding principal balance on the last business day of March, June, September and December of each year.  Neither Centerline Holding Company nor its subsidiaries were guarantors of this facility.  In June 2011, CFin Holdings repaid $20.0 million in principal amount of this facility.  At that time, the credit facility commitments were terminated, and accrued and capitalized interest of $2.6 million was waived, resulting in a gain on settlement of liabilities in the amount of $2.6 million for the three and six months ended June 30, 2011.

D.	Centerline Financial Credit Facility

In June 2006, Centerline Financial LLC entered into a senior credit agreement.  Under the terms of the agreement, Centerline Financial LLC is permitted to borrow up to $30.0 million until its maturity in June 2036, if needed to meet payment or reimbursement requirements under the yield transactions of Centerline Financial LLC (see Note 23).  Borrowings under the agreement will bear interest at our election of either:

•	LIBOR plus 0.40% or;

•	1.40% plus the higher of the prime rate or the federal funds effective rate plus 0.50%.

As of June 30, 2011, no amounts were borrowed under this facility and as a result we did not make an election.  Neither Centerline Holding Company nor its subsidiaries are guarantors of this facility.  Due to a wind-down event caused by a capital deficiency under the Centerline Financial LLC operating agreement that occurred in 2010, the Centerline Financial senior credit facility is in default as of June 30, 2011.  Amounts under the Centerline Financial senior credit facility are still available to be drawn, and we do not believe this default has a material impact on our consolidated financial statements or operations.

Also as a result of the wind-down event, Centerline Financial is restricted from making any member distributions and is also restricted from engaging in any new business.

E.	Covenants

We are subject to customary covenants with respect to our various notes payable and warehouse facilities.  Other than the Centerline Financial senior credit facility being in default as stated above, as of June 30, 2011, we believe we are in compliance with all such covenants.

NOTE 12 – Financing Arrangements and Secured Financing

The table below provides the components of financing arrangements and secured financing as of the dates presented:

(in thousands)	June 30, 2011	December 31, 2010
Freddie Mac secured financing	$625,179	$665,875

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Freddie Mac Secured Financing

The Freddie Mac secured financing liability relates to mortgage revenue bonds that we re-securitized with Freddie Mac but for which the transaction was not recognized as a sale and which are within our “effective control” and, therefore, we may remove the bond from the securitization even if we do not intend to do so.  Such “effective control” may result when a subsidiary controls the general partner of the underlying property partnership or may exercise the right to assume such control, or our role as servicer of the bonds would allow us to foreclose on a bond in default or special servicing.  The liability represents the fair value of the mortgage revenue bonds at the time at which sale treatment was precluded and the bonds were recorded on our balance sheet.

The decrease in this balance during the six months ended June 30, 2011 corresponds with the changes described under Mortgage Revenue Bonds in Note 5.

NOTE 13 – Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consisted of the following:

(in thousands)	June 30, 2011	December 31, 2010

Deferred revenues	$37,867	$37,840
Allowance for risk-sharing obligations (Note 23)	28,764	29,924
Affordable Housing loss reserve	73,400	89,400
Accrued expenses	7,775	7,062
Accounts payable	1,340	551
Accrued assumption fees	28,040	25,748
Interest rate swaps and derivatives at fair value (Note 20)	20,636	18,953
Salaries and benefits payable	7,412	11,332
Accrued interest payable	4,495	4,475
Other	10,791	12,519

Total	$220,520	$237,804

A.	Allowance for Risk-Sharing Obligations

The reduction in our allowance for risk-sharing obligations during 2011 is a result of the $1.4 million payment for risk-sharing obligations that was realized, partially offset by an increase of $0.2 million in the allowance (see Note 17).

B.	Affordable Housing Loss Reserve

The reduction in our Affordable Housing loss reserve during 2011 reflects the projected reduction in our commitment to reimburse parties under the yield transactions made by our subsidiaries, primarily due to the projected restructuring of certain assets in certain guaranteed funds for which we have associated credit intermediation agreements (see Note 23).

C.	Accrued Assumption Fees

The accrued assumption fees of $28.0 million relates to the restructuring of certain credit intermediation agreements.  The increase in the accrued assumption fees during 2011 is a result of the increase in the collateral securing Guaranteed Holding’s obligations under the yield transaction (see Note 23).

D.	Interest Rate Swaps and Derivatives at Fair Value

The increase in interest rate swaps during 2011 is due to a decrease in the SIFMA rate (see Note 20).

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14 – Redeemable Securities

The table below provides the components of redeemable securities as of the dates presented:

(in thousands)	June 30, 2011			December 31, 2010
Series	Carrying Value	Number of Shares	Number of common shares if converted	Carrying Value	Number of Shares	Number of common shares if converted
Convertible Redeemable CRA Shares	$10,772	588	588	$12,462	695	695

In January 2011, we signed a redemption agreement with a holder of 107,123 Convertible Redeemable CRA Shares according to which the shares and their rights were cancelled in exchange for $0.2 million resulting in a $1.8 million gain on settlement of liability.  The aggregate gross issuance price for the Convertible Redeemable CRA Shares due on or after January 1, 2012 is $11.0 million as of June 30, 2011.

NOTE 15 – Non-controlling Interests

The table below provides the components of non-controlling interests as of the dates presented:

(in thousands)	June 30, 2011	December 31, 2010

Limited partners interests in consolidated partnerships	$2,839,008	$3,124,755
Preferred shares of a subsidiary (not subject to mandatory repurchase)(1)	104,000	104,000
Convertible Special Common Units (“SCUs”) of a subsidiary; 11,867 outstanding in 2011 and 12,731 outstanding in 2010	(95,401)	(88,300)
Other(2)	5,809	4,379
Total	$2,853,416	$3,144,834

(1)   For detail of the terms of these securities (as well as Preferred shares of a subsidiary (subject to mandatory repurchase)) refer to the 2010 Form 10-K.
(2)   “Other” non-controlling interests represent the 10.0% interest in CFin Holdings owned by Natixis.

During the six months ended June 30, 2011, 864,229 SCUs and their respective special preferred voting shares were exchanged for the same amount of Common Shares.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Loss (income) attributable to non-controlling interests was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Limited partners interests in consolidated partnerships	$248,641	$245,578	$351,421	$293,374
Preferred shares of a subsidiary (not subject to mandatory repurchase)	(1,557)	(1,557)	(3,113)	(3,113)
SCUs	--	--	--	(1,075)
SCIs	--	--	--	(9)
Other	(1,172)	282	(1,430)	1,103
Total loss attributable to non-controlling interests	$245,912	$244,303	$346,878	$290,280

NOTE 16 – General and Administrative Expenses

The table below provides the components of general and administrative expenses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Salaries and benefits	$10,936	$10,997	$21,804	$24,504
Other:
Professional fees	1,817	4,071	4,396	17,767
Other fees	982	782	2,432	31,247
Rent expense	1,305	1,469	2,657	3,017
Site visits and acquisition fees	1,012	808	2,309	1,012
Advisory fees	1,250	1,250	2,500	1,611
Subservicing fees	1,778	1,829	3,468	2,517
Miscellaneous	3,234	2,091	6,326	5,765
Total	$22,314	$23,297	$45,892	$87,440

1.	Professional fees

The decrease in professional fees in 2011 is due primarily to a decrease in legal and consulting fees we incurred in connection with the March 2010 Restructuring, as well as a decrease in audit fees in 2011 as compared to 2010.

2.	Other fees

Other fees include assumption fees of $26.7 million in 2010 and $2.3 million in 2011 relating to the restructuring of certain credit intermediation agreements with Merrill Lynch in 2010, as well as other expenses of $2.8 million in 2010 relating to the issuance of Special Series A Shares to Natixis as part of the restructuring of certain credit intermediation agreements (see Note 23).

3.	Site Visits and Acquisition Fees

The increase in site visits and acquisition costs in 2011 is related to $0.8 million of broker fees and origination expenses that were not incurred in 2010.  The remaining $0.5 million increase is attributable to eleven property closings in 2011.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Advisory Fees

In connection with the March 2010 Restructuring, we entered into an advisory agreement with Island Centerline Manager LLC, whereby it provides us with strategic and general advisory services.  Pursuant to the agreement, we are paying a $5.0 million annual base advisory fee, payable in quarterly installments of $1.25 million (see also Note 21).

5.	Subservicing Fees

In connection with the March 2010 Restructuring, we entered into a subservicing agreement with C-III pursuant to which C-III agreed to service and administer mortgage loans on our behalf.  Expenses in 2011 include six months of subservicing fees while 2010 include fees for the period starting after the March 2010 Restructuring.

NOTE 17 – (Recovery) Provision for Losses

The table below provides the components of the (recovery) provision for losses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Affordable Housing loss reserve (see Note 23)	$(10,500)	$4,000	$(16,000)	$(58,000)
Provision for risk-sharing obligations (see Note 23)	--	6,145	238	7,080
Lease termination costs	--	--	--	(48,044)
Bad debt reserves	4,628	3,022	7,101	(365)
Total	$(5,872)	$13,167	$(8,661)	$(99,329)

1.	Affordable Housing loss reserve

The reduction in our Affordable Housing loss reserve during 2011 reflects the projected reduction in our commitment to reimburse parties under the yield transactions made by our subsidiaries. This is primarily due to the projected restructuring of certain assets in certain guaranteed funds for which we have associated credit intermediation agreements.  During the six months ended June 30, 2010, we recorded a $58.0 million reduction in loss reserves, primarily the result of restructuring of our credit intermediation agreements.  A $62.0 million reduction in the first quarter of 2010 was offset by a $4.0 million increase in the second quarter of 2010 which was attributed to the increase in the population of bonds to be bought down due to the deterioration in the performance of the underlying properties.

2.	Provision for Risk-Sharing Obligations

The decrease of $6.1 million and $6.8 million for the three and six months ended June 30, 2011, as compared to the same periods in 2010, is related to risk-sharing obligations for mortgage loans originated by us.  Property performances on loans in our risk-sharing programs have generally stabilized in the past six months resulting in a small change to our provision for risk-sharing obligations.

3.	Lease termination costs

In connection with the March 2010 Restructuring, we settled a liability for obligations on two office spaces no longer in use.  As part of the settlement, we paid a total of $5.2 million, resulting in a net reduction of $48.0 million in lease termination costs in the first quarter of 2010.

4.	Bad debt reserves

We advance funds to Tax Credit Fund Partnerships to allow them to make supplemental loans for property partnerships in which they invest as well as to fund operating shortfalls of the fund.  Bad debt reserves represent advances we do not expect to collect.  In the first quarter of 2011, a reserve of $2.5 million was recorded against these advances to Tax Credit Fund Partnerships.  In the second quarter of 2011, an additional reserve of $4.6 million was recorded against such advances.  During the first quarter of 2010, based on assessment of collectability, we reduced bad debt reserves relating to such advances by $3.4 million.  The reserve was increased during the second quarter of 2010 primarily due to an increase in advances for which we are not expecting full collectability.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18 – Loss on Impairment of Assets

The table below provides the components of loss on impairment of assets for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010

Series B Freddie Mac certificates	$--	$14,357	$--	$37,171
Stabilization escrow	--	(2,087)	--	(2,492)
Other investments	--	348	--	348

Total	$--	$12,618	$--	$35,027

A.	Series B Freddie Mac Certificates

In the first quarter of 2010, as a result of our expectation at that time of increased severity of credit losses in the mortgage revenue bonds underlying the Series B Freddie Mac certificates, as well as agreements reached with Merrill Lynch and Natixis regarding our credit intermediation agreements (see Note 23), we reduced the projected cash flows we expect to receive over the life of the investment and recognized an impairment of $22.8 million.  In the second quarter of 2010, there was a further increase in the projected credit losses due to both an increase in the pool of mortgage revenue bonds experiencing these credit losses as well as a further deterioration in the projected performance of previously identified underperforming mortgage revenue bonds causing a further recognized impairment of $14.4 million.

B.	Stabilization Escrow

During the six months ended June 30, 2010, we recognized a recovery of previously recognized reserve of $2.5 million ($2.1 million in the second quarter) as a result of cash received from escrow releases (due to construction completion and/or stabilization of the underlying properties).

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 19 – Earnings per Share

The calculation of basic and diluted net loss per share is as follows:

	Three Months Ended June 30,
	2011		2010
(in thousands, except per share amounts)	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations

Numerator:
Net income (loss) attributable to Centerline Holding Company shareholders	$9,682	$--	$(33,688)	$(235)
Undistributed earnings attributable to redeemable securities	(16)	--	--	--
Effect of redeemable share conversions	(113)	--	(134)	--
Net income (loss) attributable to Centerline Holding Company shareholders used for EPS calculations – basic and diluted	$9,553	$--	$(33,822)	$(235)
Denominator:
Weighted average shares outstanding
Basic	349,166	349,166	348,302	348,302
Effect of dilutive shares	--	--	--	--
Diluted	349,166	349,166	348,302	348,302
Calculation of EPS:
Net income (loss) attributable to Centerline Holding Company shareholders	$9,553	$--	$(33,822)	$(235)
Weighted average shares outstanding – basic	349,166	349,166	348,302	348,302
Net income (loss) attributable to Centerline Holding Company shareholders – basic	$0.03	$--	$(0.10)	$-- (1)
Net income (loss) attributable to Centerline Holding Company shareholders	$9,553	$--	$(33,822)	$(235)
Weighted average shares outstanding –diluted	349,166	349,166	348,302	348,302
Net income (loss) per share attributable to Centerline Holding Company shareholders – diluted	$0.03	$--	$(0.10)	$-- (1)
(1) Amount calculates to less than a cent.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30,
	2011			2010
(in thousands, except per share amounts)	Continuing Operations	Discontinued Operations		Continuing Operations	Discontinued Operations

Numerator:
Net income attributable to Centerline Holding Company shareholders	$10,191	$253		$35,679	$70,109
Preferred dividends(1)	--	--		25,043	--
Undistributed earnings attributable to Centerline Holding Company shareholders	10,191	253		60,722	70,109
Undistributed earnings attributable to redeemable securities	(18)	--		(626)	(723)
Effect of redeemable share conversions(2)	(227)	--		285,033	--
Net income attributable to Centerline Holding Company shareholders used for EPS calculations – basic	$9,946	$253		$345,129	$69,386
Undistributed earnings allocated to redeemable securities on a dilution basis	--	--		3	4
Net income attributable to Centerline Holding Company shareholders used for EPS calculations – diluted	$9,946	$253		$345,132	$69,390
Denominator:
Weighted average shares outstanding
Basic	348,908	348,908		245,026	245,026
Effect of dilutive shares	--	--		1,440	1,440
Diluted	348,908	348,908		246,466	246,466
Calculation of EPS:
Net income attributable to Centerline Holding Company shareholders – basic	$9,946	$253		$345,129	$69,386
Weighted average shares outstanding – basic	348,908	348,908		245,026	245,026
Net income attributable to Centerline Holding Company shareholders – basic	$0.03	$--	(3)	$1.41	$0.28
Net income attributable to Centerline Holding Company shareholders – diluted	$9,946	$253		$345,132	$69,390
Weighted average shares outstanding –diluted	348,908	348,908		246,466	246,466
Net income per share attributable to Centerline Holding Company shareholders – diluted	$0.03	$--	(3)	$1.40	$0.28

(1)    2010 reflects a reversal of all preferred dividends in arrears upon conversion of the preferred CRA shares into Special Series A Shares.
(2)    Effect of redeemable share conversions includes in 2010 the increase to common shareholder’s equity of $285.0 million, representing the difference between the carrying value of the redeemable securities at conversion and the fair value of the Special Series A Shares issued.  See Note 26 to our 2010 Form 10-K.
(3)    Amount calculates to less than a cent.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 20 – Financial Risk Management and Derivatives

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

We record all derivatives on the Condensed Consolidated Balance Sheets at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.  Hedge accounting generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability (for a fair value hedge) or the earnings effect of the hedged forecasted transactions (for a cash flow hedge).  We may enter into derivative contracts that are intended to economically hedge certain of our risks described above, even though hedge accounting does not apply or we elect not to apply it.

B.	Derivative Positions

As of June 30, 2011, we held the following derivative positions:

•
Developers of Properties:  We were party to 17 interest-rate swap agreements with the developers of properties relating to certain mortgage revenue bonds we previously owned.  We entered into these swap agreements to effectively convert the fixed rate of interest (per the terms of the mortgage revenue bond) to a variable rate.  Under the terms of these agreements, we pay fixed interest rates equal to those of the related bonds and receive interest at a variable rate (based on the Securities Industry and Financial Markets Association (“SIFMA”) index).  Since the December 2007 re-securitization transaction, these swaps are now deemed to be free-standing derivatives.  At June 30, 2011, these swaps had an aggregate notional amount of $158.6 million, a weighted average interest rate of 5.79% and a weighted average remaining term of 11.48 years.

•
Our Affordable Housing business segment is party to an interest-rate swap whereby we pay a variable rate of interest (based on the SIFMA index) and receive interest at a fixed rate of 3.83%.  At June 30, 2011, the swap had a notional amount of $9.5 million, with a variable interest rate of 0.36% payable to a third party and remaining term of 11.9 years.

Quantitative information regarding the swaps to which we are or were a party (including those agreements on behalf of consolidated partnerships) is detailed in section C below.

C.	Financial Statement Impact

Interest-rate swaps and forward transactions (see Note 23) in a net liability position (“out of the money”) are recorded in accounts payable, accrued expenses and other liabilities and those in a net asset position (“in the money”) are recorded in deferred costs and other assets.  None of the swaps were designated as hedges as of the dates presented.  The amounts recorded are as follows:

(in thousands)	June 30, 2011	December 31, 2010
Net liability position	$20,636	$18,953
Net asset position	1,124	979

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Presented below are amounts included in interest expense in the Condensed Consolidated Statements of Operations related to the swaps described above:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Not designated as hedges:
Interest payments	$2,510	$2,537	$5,029	$5,081
Interest receipts	(962)	(1,008)	(1,943)	(1,975)
Change in fair value	2,241	4,305	1,538	4,886
Subtotal	3,789	5,834	4,624	7,992
Terminated swap contracts:
Gain on termination of free-standing derivatives	--	--	--	(2,052)
Included in interest expense	$3,789	$5,834	$4,624	$5,940

As of June 30, 2011 and December 31, 2010, we had no accumulated other comprehensive losses relating to the swaps described above.

NOTE 21 – Related Party Transactions

Investments in and Loans to Affiliates

The table below provides the components of investments in and loans to affiliates as of the dates presented:

(in thousands)	June 30, 2011	December 31, 2010

Fund advances related to property partnerships, net(1)	$57,460	$55,003
Other receivables from partnerships, net	2,173	982
Fees receivable and other, net	16,464	22,835
Subtotal	76,097	78,820
Less: Eliminations(2)	(71,090)	(78,310)

Total	$5,007	$510

(1)    Net of reserves of $37.2 million at June 30, 2011 and $32.0 million at December 31, 2010.
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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Impact to Statements of Operations

Our Condensed Consolidated Statements of Operations included the following amounts pertaining to related party transactions:

(in thousands)	Included in following line item on Condensed Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2011	2010	2011	2010

Expenses for advisory services provided by Island and procedures review payments made to Island	General and Administrative	$1,250	$2,500	$3,387	$3,224

Expenses for subservicing of and net referral fees for mortgage loans by C-III Capital Partners, LLC (“C-III”)	General and Administrative	1,824	3,119	3,687	3,119

Transition services charged to C-III, net	General and Administrative	(13)	(234)	(24)	(234)

Sublease charges to C-III	General and Administrative	(416)	(513)	(827)	(513)

Expenses for consulting and advisory services provided by The Related Companies LP (“TRCLP”)	General and Administrative	41	42	81	54

Expense for property management services provided by TRCLP	Other Losses from Consolidated Partnerships	1,551	1,441	3,031	2,909

Net interest rate swap payments to property developers controlled by TRCLP	Interest Expense	634	625	1,264	1,269

A.	Island Centerline Manager LLC (the “Advisor”)

In connection with the March 2010 Restructuring, we entered into an advisory agreement with Island Centerline Manager LLC, an entity owned and operated by a subsidiary of Island Capital (collectively, “Island”).  The agreement provides for an initial five-year term and, subject to a fairness review of advisory fees, for successive one-year renewal terms.  Pursuant to the agreement:

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

In connection with the March 2010 Restructuring, we entered into a subservicing agreement with C-III pursuant to which C-III agreed to service and administer mortgage loans on our behalf.  During the six month period ending June 30, 2011 and 2010, we paid a total amount of $3.7 million and $3.1 million, respectively ($1.8 million and $3.1 million for the second quarter of 2011 and 2010, respectively), for these services.

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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Pursuant to the consulting and advisory agreement, the TRCLP Consultant performs certain consulting and advisory services in consideration for which CCG granted the TRCLP Consultant, among other things, certain rights of first refusal and first offer with respect to the transfer of real property owned by a Property Partnership controlled by CCG as well as the transfer of equity interests in Property Partnerships and agreed to pay the TRCLP Consultant certain fees and expenses.  The fee payable by CCG to the TRCLP Consultant is payable quarterly in an amount equal to the interest incurred on the TRCLP Indebtedness for such quarter, which is LIBOR plus 3.00%.  The consulting and advisory agreement has a three-year term and automatically renews for one-year terms unless CCG provides timely written notice of non-renewal to the TRCLP Consultant.

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

The $5.0 million of debt assumed by TRCLP was recorded as an extinguishment of debt for which we deferred a $5.0 million-gain.  The deferred gain will be recognized into income over the life of the consulting agreement.  As of June 30, 2011 and December 31, 2010, the unrecognized balance was $5.0 million.

C.	Fund Advances Related to Property Partnerships, Net

Fund advances related to property partnerships represent monies we loaned to certain Tax Credit Fund Partnerships to allow them to provide financial support to property partnerships in which they invest.  We expect the Tax Credit Fund Partnerships will repay those loans from the release of reserves, proceeds from asset sales and other operating sources.  Loans we made (net of recoveries) were $7.7 million and $4.6 million in the six months ended June 30, 2011 and 2010, respectively ($4.4 million in the second quarter of 2011 and $3.7 million in the second quarter of 2010).  In connection with the restructuring of certain credit intermediation agreements in 2010, certain of these fund advances were contributed to our Centerline Guaranteed Holdings LLC (“Guaranteed Holdings”) and CFin Holdings subsidiaries.  See Affordable Housing Transactions – Property Partnerships in Note 23).

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

NOTE 22 – Business Segments

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

Prior period business segment results were reclassified to reflect the presentation of our Asset Management group as a reportable segment in 2011 and the Company’s 2011 decision to allocate certain Corporate overhead, such as Human Resources, Information Technology, and Finance and Accounting to the Affordable Housing, Mortgage Banking and Asset Management segments.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Revenue
Affordable Housing	$30,890	$30,317	$58,937	$60,722
Mortgage Banking	14,935	12,300	26,641	22,393
Asset Management	5,915	5,923	11,846	11,856
Corporate	120	66	237	420
Consolidated Partnerships	27,214	26,217	53,472	54,133
Eliminations	(22,619)	(21,855)	(45,969)	(43,944)
Consolidated Revenues	$56,455	$52,968	$105,164	$105,580
Depreciation and Amortization
Affordable Housing	$654	$599	$989	$1,307
Mortgage Banking	2,627	2,690	5,343	5,218
Asset Management	59	58	113	187
Corporate	368	2,248	809	5,350
Eliminations and adjustments	--	--	--	(2)
Consolidated Depreciation and Amortization	$3,708	$5,595	$7,254	$12,060
Depreciation and Amortization of Consolidated Partnerships	$16,165	$14,983	$28,529	$28,338
Net Income (Loss) Attributed to Centerline Holding Company Shareholders
Affordable Housing	$8,428	$(29,531)	$9,176	$6,001
Mortgage Banking	3,607	(5,808)	4,350	1,601
Asset Management	(226)	3,223	(754)	6,761
Corporate	(2,342)	(2,859)	(2,993)	19,439
Consolidated Partnerships	(3)	(3)	(505)	(169)
Eliminations	218	1,290	917	2,046
Total Net Income (Loss) Attributable to Centerline Holding Company Shareholders – continuing operations	$9,682	$(33,688)	$10,191	$35,679

NOTE 23 – Commitments and Contingencies

A.	Affordable Housing Transactions

Yield Transactions

Through the isolated special purpose entities described below, we have entered into several credit intermediation agreements with either Natixis or Merrill Lynch (each a “Primary Intermediator”) to provide agreed-upon rates of return to third-party investors for pools of multifamily properties in certain Tax Credit Fund Partnerships.  In return, we have received or will receive fees generally at the start of each credit intermediation period.  There are a total of 20 outstanding agreements to provide the specified returns through the construction and lease-up phases and through the operating phase of the properties.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Total potential exposure pursuant to these credit intermediation agreements at June 30, 2011 is $1.3 billion, assuming the funds achieve no return whatsoever beyond the June 30, 2011 measurement date (assuming all underlying properties fail and are foreclosed upon, causing us to invoke the “calamity call” provision in each fund on June 30, 2011).  Of these totals:

•
Five of the agreements (comprising $549.8 million of the total potential exposure) are transacted by our subsidiary, Centerline Financial, an isolated special purpose entity wholly owned by CFin Holdings.

•	Seven of the agreements (comprising $410.0 million of the total potential exposure) are with our subsidiary, CFin Holdings, an isolated special purpose entity owned 90% by CCG and 10% by Natixis.

•
Eight of the credit intermediation agreements (comprising $336.5 million of the total potential exposure) are with Centerline Guaranteed Holdings LLC, an isolated special purpose entity and wholly owned subsidiary of CCG.

In connection with the Master Notation, Stabilization, Assignment, Allocation, Servicing and Asset Management Agreement with Natixis (“Natixis Master Agreement”), all current and future voluntary loans, receivables, and Special Limited Partner (“SLP”) fees associated with all Natixis Credit Enhanced Funds are assigned to CFin Holdings (see Property Partnerships below).  As part of the Natixis Master Agreement, if certain conditions are met, we and Natixis have agreed to terms for the restructuring of certain bonds that were part of the Freddie Mac Re-securitization and Natixis has agreed to allow certain assets of CFin Holdings to be used for these bond restructurings.  In connection with the Natixis Master Agreement, we issued Natixis 1.2 million Special Series A Shares and recorded an expense of $2.8 million in “Other Fees” within “General and Administrative Expenses” on our Condensed Consolidated Statements of Operations for the six months ended June 30, 2010.  In connection with the March 5, 2010 Master Assignment, Stabilization, Assignment Allocation and Asset Management Agreement with Merrill Lynch (the “Merrill Master Agreement”), CHC entered into a Reaffirmation of Guarantee in favor of Merrill Lynch whereby under certain circumstances CHC will indemnify Merrill Lynch for losses incurred under the yield transactions to the extent these losses are caused by events that occurred prior to the execution of the Merrill Master Agreement.  As part of the Merrill Master Agreement, if certain conditions are met, we have agreed to terms for the restructuring of certain bonds that were part of the December 2007 re-securitization with Freddie Mac and Merrill Lynch has agreed to allow certain assets of Guaranteed Holdings to be used for these bond restructurings.  In connection with the Merrill Master Agreement, we accrued $2.3 million and $26.7 million in assumption fees in the six month periods ended June 30, 2011 and 2010, respectively, in “Other Fees” within “General and Administrative Expenses” on our Condensed Consolidated Statements of Operations.  The fee is due upon the termination of certain yield transactions and is calculated as 50% of the value of the collateral securing Guaranteed Holdings’ obligations under these yield transactions but not to exceed $42.0 million.

The carrying value of all the above obligations under credit intermediation agreements, representing the deferral of the fee income over the obligation periods, was $21.4 million as of June 30, 2011 and $23.7 million as of December 31, 2010.  This amount is included in “Deferred revenues” within “Accounts payable, accrued expense and other liabilities” on our Condensed Consolidated Balance Sheets.

Loss Reserve Relating to Yield Transactions

During 2009, we developed a strategy to address a marked decline in the operating performance of many of the non-stabilized properties underlying our Affordable Housing investments, to manage our exposure under the yield transactions described above, and to address the declining cash flows to our Series B Freddie Mac Certificates.  To address these matters and their potential impact on our interests, we expect to restructure many of the mortgage revenue bonds to allow the bonds secured by these properties to stabilize.  In connection with the Natixis Master Agreement and the Merrill Master Agreement, we have agreed to terms for the restructuring of certain of the mortgage revenue bonds.  This strategy, including the terms agreed to in the Natixis Master Agreement and the Merrill Master Agreement, entails cash infusions, which could approximate $242.8 million, from us and other parties with an economic interest in the properties, or may result in a reduction in the principal balance of our Series B Freddie Mac Certificates.

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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Should the Primary Intermediators expend cash to execute these restructurings, CFin Holdings, CFin or Guaranteed Holdings may have to reimburse them or they may have to forfeit cash and other assets that we have deposited as collateral.  Should the Primary Intermediators not expend cash to the extent we have projected, we could incur additional impairments of our Series B Freddie Mac Certificates.  We have analyzed the expected operations of the underlying properties and, as of June 30, 2011, maintain a reserve for possible losses of $73.4 million, principally related to potential payments to reduce the principal balance of mortgage debt on specified properties in order to reduce exposure under the Yield Transactions.  As of December 31, 2010, the reserve for possible losses was $89.4 million.  In addition, the impact of the assumed restructuring led to a $37.2 million impairment of our Series B Freddie Mac Certificates for the six month period ended June 30, 2010 (see Notes 5 and 18).

We have not yet been called upon to make payments under the yield transaction obligations.  However, certain cash and other assets were pledged as collateral to Merrill Lynch and Natixis by CFin, CFin Holdings, and Guaranteed Holdings.  As of June 30, 2011, Guaranteed Holdings maintained collateral to satisfy Merrill Lynch’s collateral requirements, consisting of cash deposits of $46.4 million which are included in “Deferred costs and other assets, net” on our Condensed Consolidated Balance Sheets and $18.5 million in investments in Series A-1 Freddie Mac Certificates included in “Available-for-sale investments” on our Condensed Consolidated Balance Sheets.  In addition, as of June 30, 2011, Centerline Financial and Guaranteed Holdings maintained a cash balance of $66.7 million, included in “Cash and cash equivalents” as a capital requirement in support of their exposure under their credit intermediation agreements.

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

As of June 30, 2011, we had a $57.5 million receivable for advances as described above, net of a $37.2 million reserve for bad debt (see Note 21).  This includes $20.0 million (net of a $10.0 million reserve) recorded in CAHA’s books and $37.5 million (net of a $27.3 million reserve) recorded in our isolated special purpose entities’ CFin Holdings and Guaranteed Holdings financial statements, including $25.1 million net receivables that were assigned by CAHA to these entities on March 5, 2010 in connection with the restructuring of the Yield Transactions as part of Receivables Assignment and Assumption Agreements with both Natixis and Merrill.

B.	Forward Transactions

At June 30, 2011, we had a forward commitment to originate one loan under a Freddie Mac program in the amount of $13.9 million.  This forward commitment expires in December 2011 at which date, it is expected to be funded.  This lending commitment has an associated purchase commitment from Freddie Mac.

In addition, as of June 30, 2011, we had commitments to sell mortgages that have already been funded to GSEs totaling $93.7 million, which are included in “Mortgage loans held for sale and other assets” on the Condensed Consolidated Balance Sheets.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

C.	Mortgage Loan Loss Sharing Agreements

Under the Delegated Underwriting and Servicing (“DUS”) program, we originate loans through one of our subsidiaries that are thereafter purchased or credit enhanced by Fannie Mae and sold to third-party investors.  Pursuant to a master loss sharing agreement with Fannie Mae, we retain a first loss position with respect to the loans that we originate and sell under this program.  For these loss sharing loans, we assume responsibility for a portion of any loss that may result from borrower defaults, based on the Fannie Mae loss sharing formulas, and Fannie Mae risk Levels I, II or III.  All of the 997 loss sharing loans in this program as of June 30, 2011, were Level I loans.  For a majority of these loans, if a default occurs, we are responsible for the first 5% of the unpaid principal balance and a portion of any additional losses to a maximum of 20% of the original principal balance; any remaining loss is borne by Fannie Mae.  A modified risk sharing arrangement is applied to 94 loans in which our risk share is reduced to 0% to 75% of our overall share of the loss.  Pursuant to this agreement, we are responsible for funding 100% of mortgagor delinquency (principal and interest) and servicing advances (taxes, insurance and foreclosure costs) until the amounts advanced exceed 5% of the unpaid principal balance at the date of default.  Thereafter, for Level I loans, we may request interim loss sharing adjustments that allow us to fund 25% of such advances until final settlement under the master loss sharing agreement.

We also participate in loss sharing transactions under Freddie Mac’s Delegated Underwriting Initiative (“DUI”) program whereby we have originated loans that were purchased by Freddie Mac.  Under the terms of our master agreement with Freddie Mac, we are obligated to reimburse Freddie Mac, for a portion of any loss that may result from borrower defaults in DUI transactions.  For such loans, if a default occurs, our share of the standard loss will be the first 5% of the unpaid principal balance and 25% of the next 20% of the remaining unpaid principal balance to a maximum of 10% of the unpaid principal balance.  The loss on a defaulted loan is calculated as the unpaid principal amount due, unpaid interest due, and default resolutions costs (taxes, insurance, operation and foreclosure costs) less recoveries.  As of June 30, 2011, we had 58 loss sharing loans in this program.

Our maximum exposure at June 30, 2011, pursuant to these agreements, was $862.4 million (representing what we would owe in accordance with the loss sharing percentages with Fannie Mae and Freddie Mac described above if every loan defaulted and losses were incurred in amounts equal to or greater than these levels for which we are responsible), although we believe this amount is not indicative of our actual potential losses.  We maintain an allowance for risk-sharing obligations for loans originated under these product lines at a level that, in management’s judgment, is adequate to provide for estimated losses.  At June 30, 2011 and December 31, 2010, that reserve was $28.8 million and $29.9 million, respectively.  The reserve is recorded in “Accounts payable, accrued expenses and other liabilities” (see Note 13) on our Condensed Consolidated Balance Sheets.

The components of the change in the allowance for risk-sharing obligations were as follows:

(in thousands)

Balance at January 1, 2010	$24,219
Provision recorded during the period	7,080
Realized losses on risk-sharing obligations	(704)

Balance at June 30, 2010	$30,595

Balance at January 1, 2011	29,924
Provision recorded during the period	238
Realized losses on risk-sharing obligations	(1,398)

Balance at June 30, 2011	$28,764

As of June 30, 2011, we maintained collateral consisting of money market and short-term investments of $11.4 million, which is included in “Restricted cash” on our Condensed Consolidated Balance Sheets, to satisfy the Fannie Mae collateral requirements of which we were in compliance with at June 30, 2011.  In addition, we maintain cash balances of these subsidiaries in excess of program requirements.  At June 30, 2011, we had $10.9 million excess cash.

We are also required by the master agreement with Freddie Mac to provide collateral as security for payment of the reimbursement obligation.  The collateral can include a combination of the net worth of one of our Mortgage Banking subsidiaries, a letter of credit and/or cash.  To meet this collateral requirement, we have a letter of credit arrangement with Bank of America as a part of our Revolving Credit Facility (see Note 11).  At June 30, 2011, commitments under this agreement totaled $12.0 million.

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

We have entered into several transactions pursuant to the terms of which we will provide credit support to construction lenders for project completion and Fannie Mae conversion.  In some instances, we have also agreed to acquire subordinated bonds to the extent the construction period bonds do not fully convert.  In some instances, we also provide payment, operating deficit, recapture and replacement reserve guarantees as business requirements for developers to obtain construction financing.  Our maximum aggregate exposure relating to these transactions was $37.2 million as of June 30, 2011.  To date, we have had minimal exposure to losses under these transactions and anticipate no material liquidity requirements in satisfaction of any guarantee issued.

In addition, we have entered into a number of indemnification agreements whereby we will indemnify a purchaser of the general partner (“GP”) interests for unspecified losses they may incur as a result of certain acts, including those that occurred while we served as the GP.  Although some of the indemnification agreements do not explicitly provide a cap on our exposure, to date we have had minimal exposure to losses under these transactions and anticipate no material liquidity requirements in satisfaction of any indemnities issued.

Centerline Financial has two credit intermediation agreements to provide for monthly principal and interest debt service payments for debt owed by property partnerships owned by third parties, to the extent there is a shortfall in payment from the underlying property.  In return, we receive fees monthly based on a fixed rate until the expiration of the agreements that occur in 2023 and 2025.  Total potential exposure pursuant to these transactions is $33.7 million as well as monthly interest obligations, assuming the bonds default and cannot be sold.  The recourse upon default would be to acquire the bond and foreclose on the underlying property at which point the property would be rehabilitated or sold.  The fair value of the obligations, representing the deferral of the fee income over the obligation period, was $0.9 million as of June 30, 2011.  This amount is included in “Deferred revenues” within “Accounts payable, accrued expenses and other liabilities” on our Condensed Consolidated Balance Sheets.

As indicated in Note 21, an affiliate of TRCLP assumed $5.0 million of the debt under our Term Loan and Revolving Credit Facility in connection with a consulting and advisory agreement we entered into with the TRCLP affiliate.  Under the consulting agreement, we are obligated to pay fees to the TRCLP affiliate equal to the interest payable on the TRCLP Loan.

Under the terms of the agreement and as detailed in Note 21, in some cases, if we terminate the agreement we may be obligated to immediately repay the remaining principal balance of the TRCLP loan.

NOTE 24 – Subsequent Events

a)
On August 1, 2011 we filed an amended tax return resulting in the restoration of approximately $61.5 million of net operating loss carryforward and approximately $167.6 million of capital loss carryforward. Following the filing, our federal net operating loss carryforward is approximately $180.8 million and our state and local net operating loss carryforward is approximately $179.8 million. Net operating losses can be carried forward and offset taxable income for 20 years and expire in 2027 through 2030.

Management has determined that, in light of projected taxable losses for the foreseeable future, any benefit from current losses and deferred tax assets likely will not be realized; hence, a full valuation allowance has been recorded. Therefore, the above restoration of net operating loss carryforward does not have an impact on our condensed consolidated statement of operations or the condensed consolidated balance sheet.

b)
In connection with efforts to lower our overhead expenses and improve our cash flow from operations, on August 9, 2011 we entered into a lease modification and partial surrender agreement (“Surrender Agreement”) relating to our current New York headquarters at 625 Madison Avenue.  We simultaneously entered into a 15 year agreement to lease office space to be used as our New York headquarters at 100 Church Street (“100 Church Street Lease”).  We will cease use of a portion of our 625 Madison Avenue office space in August 2011, and anticipate ceasing use of the remainder of the space required per the Surrender Agreement by January 2012.

In connection with the Surrender Agreement, we anticipate recording net lease termination expenses of approximately $3-$4 million which will be recorded pro-rata as and when we cease using our space at 625 Madison Avenue.  Consideration relating to the Surrender Agreement will be paid by us over the first 10 years of the 100 Church Street Lease.  We anticipate cash savings of approximately $11 million through December 2017 which is when our original lease for space at 625 Madison Avenue would have expired.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Under the terms of the Surrender Agreement, we will continue to lease certain space at 625 Madison which is subleased to a third party.

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

This MD&A contains forward-looking statements; please see page 77 for more information.

Page

Significant components of the MD&A section include:

SECTION 1 – Overview The overview section provides a summary of Centerline and our reportable business groups. We also include a discussion of factors affecting our consolidated results of operations as well as items specific to each business group.	47

SECTION 2 – Consolidated Results of Operations The consolidated results of operations section provides an analysis of our consolidated results on a reportable segment basis for the three and six months ended June 30, 2011, against the comparable prior year period. Significant subsections within this section are as follows:	48

Comparability of Results	48
Summary Consolidated Results	49
Affordable Housing	53
Mortgage Banking	59
Asset Management	63
Corporate	64
Consolidated Partnerships	66
Income Taxes	68
Accounting Developments	69
Inflation	70

SECTION 3 – Liquidity and Capital Resources The liquidity and capital resources section discusses our ability to generate adequate amounts of cash to meet our current and future needs. Significant subsections within this section are as follows:	70

Liquidity	70
Cash Flows	72
Liquidity Requirements after June 30, 2011	73
Fair Value Disclosures	73
Capital Resources	74
Commitments and Contingencies	76

SECTION 4 – Forward Looking Statements	77

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

SECTION 1 – OVERVIEW

Centerline Holding Company (OTC: CLNH), through its subsidiaries, provides real estate financial and asset management services to the affordable and conventional multifamily housing industry.  We offer a range of debt and equity financing and investment products to developers, owners, and investors.  Today we have $9.3 billion of investor equity under management relating to  117 public and private real estate investment funds and $8.6 billion of loans in our mortgage servicing portfolio that we manage on behalf of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), known collectively as Government-Sponsored Enterprises (“GSEs”), as well as the Government National Mortgage Association (“Ginnie Mae”), and the Federal Housing Administration (“FHA”).  Centerline Holding Company, or its predecessor entities, has been in continuous operation since 1972.  Organized as a statutory trust created under the laws of Delaware, we conduct substantially all of our business through our subsidiaries, generally under the designation Centerline Capital Group.  The terms “we”, “us”, “our” or “the Company” as used throughout this document refer to the business as a whole, or a subsidiary, while the term “parent trust” refers only to Centerline Holding Company as a stand-alone entity.

We operate through three core business groups: Affordable Housing, Mortgage Banking and Asset Management.  Our Corporate Group, comprising the Finance and Accounting, Treasury, Legal, Marketing and Investor Relations, Operations and Risk Management departments, supports our three business groups.  We also consolidate certain funds we control, notwithstanding the fact that we may have only a minority, and in most cases negligible, economic interest.  These funds are included in our Consolidated Partnership Group.

Our team of professionals comprises a unique blend of capital markets and real estate expertise, experience, and creativity to provide highly practical, customized solutions for real estate investors, developers, and owners.  We pride ourselves on strong underwriting protocols, solid credit processes and procedures, a superior asset management platform, creativity, flexibility, and the ability to react quickly to our customers’ needs.  We have built a growing debt origination platform, with strong sponsor relationships, access to a variety of capital sources, and a stable fund management business with deep investor relationships.  Most important, we have retained and recruited the best and brightest professionals to manage, run, and build our businesses.

Disruption in worldwide credit markets that began in 2007 and continues presently has adversely affected all of our businesses.  Ongoing lack of market liquidity severely limited capital available for investment.  The economy depressed asset values, limited our ability to raise equity capital to grow assets under management, lowered origination volumes, led to increased default rates within our portfolios, and, in our credit risk products businesses, led to business dormancy.  These factors significantly reduced our earnings power and negatively affected our own liquidity.

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

The March 2010 Restructuring positioned us for potential growth in our remaining core businesses of LIHTC fund origination, asset management, and affordable and conventional multifamily lending.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

SECTION 2 – CONSOLIDATED RESULTS OF OPERATIONS

Comparability of Results

Prior period segment results were reclassified to reflect the presentation of our Asset Management group as a reportable segment in 2011 and the Company’s 2011 decision to allocate certain Corporate overhead, such as Human Resources, Information Technology, and Finance and Accounting to the Affordable Housing, Mortgage Banking and Asset Management segments.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Summary Consolidated Results

Our summary consolidated results of operations are presented below for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	2011								2010
(in thousands)	Affordable Housing	Mortgage Banking	Asset Management	Corporate	Consolidated Partnerships	Eliminations and Adjustments	Total	% of Revenues	Affordable Housing	Mortgage Banking	Asset Management	Corporate	Consolidated Partnerships	Eliminations and Adjustments	Total	% of Revenues	% Change

Revenues
Mortgage revenue bonds	$13,232	$--	$--	$--	$--	$(8,268)	$4,964	8.8%	$10,772	$--	$--	$--	$--	$(7,414)	$3,358	6.3%	47.8%
Other interest income	6,222	1,102	--	19	--	(41)	7,302	12.9	5,779	878	--	--	--	(83)	6,574	12.4	11.1
Interest income	19,454	1,102	--	19	--	(8,309)	12,266	21.7	16,551	878	--	--	--	(7,497)	9,932	18.7	23.5
Fund sponsorship	6,379	--	--	--	--	(5,049)	1,330	2.4	7,861	--	--	--	--	(5,548)	2,313	4.4	(42.5)
Asset management fees	--	--	5,892	--	--	(5,892)	--	--	--	--	5,923	--	--	(5,923)	--	--	--
Mortgage origination fees	141	1,127	--	--	--	--	1,268	2.2	476	782	--	--	--	--	1,258	2.4	0.8
Mortgage servicing fees	941	5,088	--	--	--	(207)	5,822	10.3	779	4,744	--	--	--	--	5,523	10.4	5.4
Credit intermediation fees	1,169	--	--	--	--	(1,139)	30	0.1	1,211	--	--	--	--	(1,181)	30	0.1	--
Other fee income	--	179	--	--	--	--	179	0.3	--	332	--	--	--	(1)	331	0.6	(45.9)
Fee income	8,630	6,394	5,892	--	--	(12,287)	8,629	15.3	10,327	5,858	5,923	--	--	(12,653)	9,455	17.9	(8.7)
Gain on sale of mortgage loans	563	7,186	--	--	--	(1)	7,748	13.7	1,767	5,132	--	--	--	(1)	6,898	13.0	12.3
Prepayment penalties	--	120	--	--	--	--	120	0.2	--	177	--	--	--	--	177	0.3	(32.2)
Expense reimbursement	1,796	--	--	100	--	(2,068)	(172)	(0.3)	1,639	--	--	65	--	(1,704)	--	--	N/A
Miscellaneous	447	133	23	1	--	46	650	1.2	33	255	--	1	--	--	289	0.6	124.9
Other revenues	2,806	7,439	23	101	--	(2,023)	8,346	14.8	3,439	5,564	--	66	--	(1,705)	7,364	13.9	13.3
Revenues – consolidated partnerships	--	--	--	--	27,214	--	27,214	48.2	--	--	--	--	26,217	--	26,217	49.5	3.8
Total revenues	$30,890	$14,935	$5,915	$120	$27,214	$(22,619)	$56,455	100.0%	$30,317	$12,300	$5,923	$66	$26,217	$(21,855)	$52,968	100.0%	6.6%

Expenses
Salary	$2,277	$3,201	$1,727	$3,731	$--	$--	$10,936	19.4%	$1,634	$2,549	$1,446	$5,350	$--	$18	$10,997	20.8%	(0.6)%
Other general and administrative	8,703	2,580	620	5,679	--	(6,204)	11,378	20.1	6,538	1,742	458	9,786	--	(6,224)	12,300	23.2	(7.5)
General and administrative	10,980	5,781	2,347	9,410	--	(6,204)	22,314	39.5	8,172	4,291	1,904	15,136	--	(6,206)	23,297	44.0	(4.2)
Affordable Housing loss reserve	(10,500)	--	--	--	--	--	(10,500)	(18.6)	4,000	--	--	--	--	--	4,000	7.6	(362.5)
Bad debt expense	4,626	--	--	--	--	2	4,628	8.2	2,658	--	--	2	--	362	3,022	5.7	53.1
Provision for risk sharing obligations	--	--	--	--	--	--	--	--	250	5,895	--	--	--	--	6,145	11.6	(100.0)
Recovery (provision) for losses	(5,874)	--	--	--	--	2	(5,872)	(10.4)	6,908	5,895	--	2	--	362	13,167	24.9	(144.6)
Borrowing and financing	12,363	391	--	1,306	--	(226)	13,834	24.5%	12,259	178	--	1,299	--	(301)	13,435	25.4	3.0
Derivatives – non-cash impact	2,241	--	--	--	--	--	2,241	4.0	4,304	--	--	--	--	--	4,304	8.1	(47.9)
Preferred shares of subsidiary	960	--	--	--	--	--	960	1.7	2,320	--	--	--	--	(1)	2,319	4.4	(58.6)
Interest expense	15,564	391	--	1,306	--	(226)	17,035	30.2	18,883	178	--	1,299	--	(302)	20,058	37.9	(15.1)
Depreciation and amortization	654	2,627	59	368	--	--	3,708	6.6	599	2,690	58	2,248	--	--	5,595	10.6	(33.7)
Loss on impairment of assets	--	--	--	--	--	--	--	--	12,618	--	--	--	--	--	12,618	23.8	(100.0)
Interest expense – consolidated partnerships	--	--	--	--	12,287	(8,283)	4,004	7.1	--	--	--	--	9,993	(7,429)	2,564	4.8	56.2
Other expense – consolidated partnerships	--	--	--	--	140,977	(8,127)	132,850	235.3	--	--	--	--	127,177	(8,325)	118,852	224.4	11.8
Total expenses	$21,324	$8,799	$2,406	$11,084	$153,264	$(22,838)	$174,039	308.3%	$47,180	$13,054	$1,962	$18,685	$137,170	$(21,900)	$196,151	370.4%	(11.3)%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended June 30,
	2011								2010
(in thousands)	Affordable Housing	Mortgage Banking	Asset Management	Corporate	Consolidated Partnerships	Eliminations and Adjustments	Total	% of Revenues	Affordable Housing	Mortgage Banking	Asset Management	Corporate	Consolidated Partnerships	Eliminations and Adjustments	Total	% of Revenues	% Change

Equity and other income (loss)	$--	$--	$--	$--	$--	$--	$--	--%	$(50)	$--	$--	$--	$--	$--	$(50)	(0.1)%	(100.0)%
Gain on settlement of liability	2,612	--	--	--	--	--	2,612	4.6	--	--	--	--	--	--	--	--	N/A
Repayment of bonds/sales of assets	1,324	--	--	--	--	--	1,324	2.3	12	--	--	--	--	(1)	11	--	N/M
Loss on investments – consolidated partnerships	--	--	--	--	(122,595)	--	(122,595)	(217.2)	--	--	--	--	(134,628)	--	(134,628)	(254.2)	(8.9)
Other (loss) income	3,936	--	--	--	(122,595)	--	(118,659)	(210.3)	(38)	--	--	--	(134,628)	(1)	(134,667)	(254.3)	(11.9)

Income tax provision/benefit – continuing operations	--	--	--	14	--	(1)	13	--	--	--	--	(141)	--	--	(141)	0.3	(109.2)
Net income (loss) continuing operations	13,502	6,136	3,509	(10,950)	(248,645)	218	(236,230)	(418.4)	(16,901)	(754)	3,961	(18,760)	(245,581)	44	(277,991)	(524.8)	(15.0)
Allocation – preferred shares	1,556	--	--	--	--	--	1,556	2.8	1,556	--	--	--	--	--	1,556	2.9	--
Allocation – non-controlling interests	760	--	--	414	--	--	1,174	2.1	(281)	--	--	--	--	--	(281)	(0.5)	(517.8)
Allocation – consolidated partnerships	--	--	--	--	(248,642)	--	(248,642)	(440.4)	--	--	--	--	(245,578)	--	(245,578)	(463.6)	1.2
Net (income) loss attributable to non-controlling interest – continuing operations	2,316	--	--	414	(248,642)	--	(245,912)	(435.5)	1,275	--	--	--	(245,578)	--	(244,303)	(461.2)	0.7
Net income (loss) attributable to Centerline Holding Company shareholders - continuing operations, pre-allocations	11,186	6,136	3,509	(11,364)	(3)	218	9,682	17.1	(18,176)	(754)	3,961	(18,760)	(3)	44	(33,688)	(63.6)	(128.7)
Inter-segment expense allocation	2,758	2,529	3,735	(9,022)	--	--	--	--	11,355	5,054	738	(15,901)	--	(1,246)	--	--	--
Net income (loss) attributable to Centerline Holding Company shareholders – continuing operations	$8,428	$3,607	$(226)	$(2,342)	$(3)	$218	$9,682	17.1%	$(29,531)	$(5,808)	$3,223	$(2,859)	$(3)	$1,290	$(33,688)	(63.6)%	(128.7)%

Net income – discontinued operations							--	--							(235)	(0.4)	(100.0)
Net income attributable to non-controlling interests – discontinued operations							--	--							--	--	--
Net income attributable to Centerline Holding Company shareholders – discontinued operations							--	--							(235)	(0.4)	(100.0)
Total income attributable to Centerline Holding Company shareholders							$9,682	17.1%							$(33,923)	(64.0)%	(128.5)%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Six Months Ended June 30,
	2011								2010
(in thousands)	Affordable Housing	Mortgage Banking	Asset Management	Corporate	Consolidated Partnerships	Eliminations and Adjustments	Total	% of Revenues	Affordable Housing	Mortgage Banking	Asset Management	Corporate	Consolidated Partnerships	Eliminations and Adjustments	Total	% of Revenues	% Change

Revenues
Mortgage revenue bonds	$25,610	$--	$--	$--	$--	$(16,508)	$9,102	8.7%	$23,712	$--	$--	$--	$--	$(14,518)	$9,194	8.7%	(1.0)%
Other interest income	9,119	1,910	--	36	--	(74)	10,991	10.5	12,018	1,438	--	--	--	(110)	13,346	12.6	(17.6)
Interest income	34,729	1,910	--	36	--	(16,582)	20,093	19.2	35,730	1,438	--	--	--	(14,628)	22,540	21.3	(10.9)
Fund sponsorship	13,705	--	--	--	--	(11,215)	2,490	2.4	13,940	--	--	--	--	(10,824)	3,116	3.0	(20.1)
Asset management fees	--	--	11,777	--	--	(11,777)	--	--	--	--	11,856	--	--	(11,856)	--	--	--
Mortgage origination fees	371	1,951	--	--	--	--	2,322	2.2	649	1,236	--	--	--	--	1,885	1.8	23.2
Mortgage servicing fees	1,835	9,966	--	--	--	(413)	11,388	10.7	1,347	9,525	--	--	--	102	10,974	10.4	3.8
Credit intermediation fees	2,337	--	--	--	--	(2,278)	59	0.1	2,996	--	--	--	--	(2,746)	250	0.2	(76.4)
Other fee income	--	300	--	--	--	--	300	0.3	--	362	--	1	--	--	363	0.3	(17.4)
Fee income	18,248	12,217	11,777	--	--	(25,683)	16,559	15.7	18,932	11,123	11,856	1	--	(25,324)	16,588	15.7	(0.2)
Gain on sale of mortgage loans	1,442	12,029	--	--	--	--	13,471	12.7	1,967	9,344	--	--	--	(1)	11,310	10.7	19.1
Prepayment penalties	--	159	--	--	--	--	159	0.2	--	197	--	--	--	--	197	0.2	(19.3)
Expense reimbursements	4,047	--	--	200	--	(3,748)	499	0.5	3,823	--	--	168	--	(3,991)	--	--	N/A
Miscellaneous	471	326	69	1	--	44	911	0.9	270	291	--	251	--	(1)	811	0.8	12.3
Other revenues	5,960	12,514	69	201	--	(3,704)	15,040	14.3	6,060	9,832	--	419	--	(3,993)	12,318	11.7	22.1
Revenues – consolidated partnerships	--	--	--	--	53,472	--	53,472	50.8	--	--	--	--	54,133	1	54,134	51.3	1.2
Total revenues	$58,937	$26,641	$11,846	$237	$53,472	$(45,969)	$105,164	100.0%	$60,722	$22,393	$11,856	$420	$54,133	$(43,944)	$105,580	100.0%	(0.4)%

Expenses
Salary	$4,338	$6,078	$3,706	$7,682	$--	$--	$21,804	20.7%	$4,359	$5,207	$2,936	$12,102	$--	$(100)	$24,504	23.2%	(11.0)%
Other general and administrative	18,031	4,909	1,042	12,530	--	(12,424)	24,088	22.9	41,180	3,401	883	31,311	--	(13,839)	62,936	59.6	(61.7)
General and administrative	22,369	10,987	4,748	20,212	--	(12,424)	45,892	43.6	45,539	8,608	3,819	43,413	--	(13,939)	87,440	82.8	(47.5)
Affordable Housing loss reserve	(16,000)	--	--	--	--	--	(16,000)	(15.2)	(58,000)	--	--	(48,044)	--	--	(106,044)	(100.5)	(84.9)
Bad debt expense	7,096	--	--	--	--	5	7,101	6.8	(730)	--	--	--	--	365	(365)	(0.3)	N/M
Provision for risk-sharing obligations	238	--	--	--	--	--	238	0.2	250	6,830	--	--	--	--	7,080	6.7	(96.6)
Recovery (provision) for losses	(8,666)	--	--	--	--	5	(8,661)	(8.2)	(58,480)	6,830	--	(48,044)	--	365	(99,329)	(94.1)	(91.3)
Borrowing and financing	25,245	640	--	2,603	--	(452)	28,036	26.7%	23,209	311	--	4,932	--	(759)	27,693	26.2	1.2
Derivatives – non-cash impact	1,538	--	--	--	--	--	1,538	1.5	2,834	--	--	--	--	--	2,834	2.7	(45.7)
Preferred shares of subsidiary	1,920	--	--	--	--	--	1,920	1.8	4,639	--	--	--	--	--	4,639	4.4	(58.6)
Interest expense	28,703	640	--	2,603	--	(452)	31,494	30.0	30,682	311	--	4,932	--	(759)	35,166	33.3	(10.4)
Depreciation and amortization	989	5,343	113	809	--	--	7,254	6.9	1,307	5,218	187	5,350	--	(2)	12,060	11.4	(39.9)
Loss on impairment of assets	--	--	--	--	--	--	--	--	35,027	--	--	--	--	--	35,027	33.2	(100.0)
Interest expense – consolidated partnerships	--	--	--	--	25,203	(16,538)	8,665	8.2	--	--	--	--	23,445	(14,562)	8,883	8.4	(2.5)
Other expense – consolidated partnerships	--	--	--	--	196,159	(17,476)	178,683	169.9	--	--	--	--	189,447	(17,292)	172,155	163.1	3.8
Total expenses	$43,395	$16,970	$4,861	$23,624	$221,362	$(46,885)	$263,327	250.4%	$54,075	$20,967	$4,006	$5,651	$212,892	$(46,189)	$251,402	238.1%	4.7%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Six Months Ended June 30,
	2011								2010
(in thousands)	Affordable Housing	Mortgage Banking	Asset Management	Corporate	Consolidated Partnerships	Eliminations and Adjustments	Total	% of Revenues	Affordable Housing	Mortgage Banking	Asset Management	Corporate	Consolidated Partnerships	Eliminations and Adjustments	Total	% of Revenues	% Change

and other income (loss)	$--	$--	$--	$--	$--	$--	$--	--%	$(184)	$--	$--	$--	$--	$--	$(184)	(0.2)	(100.0)
Gain on settlement of liability	2,612	--	--	1,756	--	--	4,368	4.3	--	--	--	25,253	--	--	25,253	23.9	(82.7)
Repayment of bonds/sales of assets	1,324	--	--	--	--	--	1,324	1.3	2,202	--	--	--	--	--	2,202	2.1	(39.9)
Loss on investments – consolidated partnerships	--	--	--	--	(184,036)	--	(184,036)	(175.0)	--	--	--	--	(225,434)	--	(225,434)	(213.5)	(18.4)
Other (loss) income	3,936	--	--	1,756	(184,036)	--	(178,344)	(169.6)	2,018	--	--	25,253	(225,434)	--	(198,163)	(187.7)	(10.0)

Income tax provision/benefit – continuing operations	--	--	--	(180)	--	--	(180)	(0.2)	--	--	--	(534)	--	--	(534)	(0.5)	(66.3)
Net income (loss) continuing operations	19,478	9,671	6,985	(21,811)	(351,926)	916	(336,687)	(320.2)	8,665	1,426	7,850	19,488	(384,193)	2,245	(344,519)	(326.3)	(2.3)
Allocation – preferred shares	3,113	--	--	--	--	--	3,113	3.0	3,113	--	--	--	--	--	3,113	2.9	--
Allocation – non-controlling interests	1,431	--	--	--	--	(1)	1,430	1.4	(372)	--	--	1,084	--	1	713	0.7	100.6
Allocation – consolidated partnerships	--	--	--	--	(351,421)	--	(351,421)	(334.2)	--	--	--	--	(384,024)	--	(384,024)	(363.7)	(8.5)
Net (income) loss attributable to non-controlling interest – continuing operations	4,544	--	--	--	(351,421)	(1)	(346,878)	(329.8)	2,741	--	--	1,084	(384,024)	1	(380,198)	(360.1)	(8.8)
Net income (loss) attributable to Centerline Holding Company shareholders - continuing operations, pre-allocations	14,934	9,671	6,985	(21,811)	(505)	917	10,191	9.7	5,924	1,426	7,850	18,404	(169)	2,244	35,679	33.8	(71.4)
Inter-segment expense allocation	5,758	5,321	7,739	(18,818)	--	--	--	--	(77)	(175)	1,089	(1,035)	--	198	--	--	N/A
Net income (loss) attributable to Centerline Holding Company shareholders – continuing operations	$9,176	$4,350	$(754)	$(2,993)	$(505)	$917	$10,191	9.7%	$6,001	$1,601	$6,761	$19,439	$(169)	$2,046	$35,679	33.8	(71.4)

Net income – discontinued operations							253	0.2							160,027	151.6	(99.8)
Net income attributable to non-controlling interests – discontinued operations							--	--							(89,918)	(85.2)	(100.0)
Net income attributable to Centerline Holding Company shareholders – discontinued operations							253	0.2							70,109	66.4	(99.6)
Total income attributable to Centerline Holding Company shareholders							$10,444	9.9%							$105,788	100.2%	(90.1)%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Net income or loss is defined as the net result of total company operations, prior to allocation of income or loss to non-controlling interests.  As the Tax Credit Fund Partnerships (by design) always generate operating losses, we expect to record net losses for the foreseeable future as they represent a significant portion of our consolidated operations.  After allocation of income or loss to non-controlling interests, we recorded net income attributable to our shareholders for the 2011 and for the 2010 periods.  For the periods presented, those items that, with the exception of professional fees and severance costs, are non-cash in nature and impact the comparability of results from period-to-period are highlighted in the table below.  Such items are shown prior to any adjustments for tax and allocations to non-controlling interests:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2011	2010	2011	2010

Reduction/(Increase) to net income:

Asset impairments (excluding equity investments):
Affordable Housing group:
Series B Freddie Mac Certificates	$--	$14,357	$--	$37,171
Stabilization escrow	--	(2,087)	--	(2,492)

Other items:
Affordable Housing group:
Affordable housing loss reserve (recovery)/provision	(10,500)	4,000	(16,000)	(58,000)
Provision for risk-sharing obligations	--	250	238	250

Mortgage Banking group:
Provision for risk-sharing obligations	--	5,895	--	6,830

Corporate group:
Professional fees related to the March 2010 Restructuring	--	923	--	12,716
Gain on sale of discontinued operations	--	--	--	(20,500)
Gain on settlement of liability	(2,612)	--	(4,368)	(25,253)
Assumption fee relating to restructuring of credit intermediation agreements	895	(646)	2,292	26,706
Expense for Series A shares issued in connection with restructuring of credit intermediation agreements	--	--	--	2,842
Reversal of lease termination costs	--	--	--	(48,044)
Non-cash impact of derivatives(1)	2,241	4,304	1,538	2,834
Severance costs	899	1,123	1,057	1,349
(1) Includes gains on termination of two derivative contracts.

Affordable Housing

Our Affordable Housing Group provides equity and debt financing to properties that benefit from the LIHTC or other financial structures (collectively “Tax Credit”) intended to promote development of affordable multifamily housing properties.  We sponsor and manage funds for institutional and retail investors that invest in affordable housing properties nationwide.  We also originate and service affordable housing multifamily loans under GSE, Ginnie Mae and FHA programs.  Due to the economic environment and the financial uncertainty we were facing prior to the March 2010 Restructuring, we experienced little fund origination activity.  During that time, our focus was on asset management and administration of our existing funds and properties, for which we had been receiving fees.  During 2010 and into 2011, corporate investors have shown a renewed interest in the low-income housing tax credit equity market.  That combined with the March 2010 Restructuring provided us with the financial stability we needed to become more active in pursuing new fund originations.  In the first quarter of 2011 we raised $119.3 million of gross equity for a new fund origination, of which we have invested $78.3 million to date in new property acquisitions.  Further equity from this origination will be invested in the future periods.  We will continue to actively pursue new fund originations going forward and have begun acquiring limited partnership interests in entities that own tax credit properties for inclusion in future equity offerings.  We expect future fund offerings to be a mix of multi-investor as well as single-investor structures.  In an effort to expand our affordable debt platform and accelerate our production volume, we have recruited in the second quarter of 2011 a highly experienced FHA and affordable debt team.  We believe that expanding our affordable platform will also provide further expertise and diversification of our product offering which will directly benefit our LIHTC equity business.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Revenues

A description of the revenue streams for our Affordable Housing operations can be found in our 2010 Form 10-K.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2011	2010	% Change	2011	2010	% Change

Interest income:
Mortgage revenue bond interest income	$13,232	$10,772	22.8%	$25,610	$23,712	8.0%
Other interest income	6,222	5,779	7.7	9,119	12,018	(24.1)
Fee income:
Fund sponsorship	6,379	7,861	(18.9)	13,705	13,940	(1.7)
Mortgage origination fees	141	476	(70.4)	371	649	(42.8)
Mortgage servicing fees	941	779	20.8	1,835	1,347	36.2
Credit intermediation fees	1,169	1,211	(3.5)	2,337	2,996	(22.0)
Other:
Gain on sale of mortgage loans	563	1,767	(68.1)	1,442	1,967	(26.7)
Expense reimbursements	1,796	1,639	9.6	4,047	3,823	5.9
Miscellaneous	447	33	N/M	471	270	74.4
Total revenues	$30,890	$30,317	1.9%	$58,937	$60,722	(2.9)%

Interest Income

Mortgage Revenue Bond Interest Income

The increases of $2.5 million and $1.9 million for the three and six months ended June 30, 2011, are primarily due to the increase in the average principal balance of mortgage revenue bonds resecuritized in 2007, but which remained in our balance sheet, when compared to the same periods in the prior year (as shown in the table below).  Because our role as special servicer of the mortgage revenue bonds allows us to repurchase those bonds in special servicing, we re-recognize bonds as assets when transferring them into special servicing and de-recognize bonds when transferring them out of special servicing.  Over the course of 2011, there has been a net increase in bonds being specially serviced.  Also contributing to the increase in mortgage revenue bond interest income is the reduction of $2.2 million in the bad debt reserve, of which $1.6 million is related to payments of previously reserved balances.  This is partially offset by the decrease in the weighted average yield.

The following table presents information related to our mortgage revenue bond interest income:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2011	2010	% Change	2011	2010	% Change

Average number of bonds on the balance sheet not receiving sale recognition	95	91	4.4%	96	88	9.1%
Average balance (unpaid principal balance)	$854,760	$807,940	5.8%	$863,442	$788,697	9.5%
Weighted average yield	6.43%	6.65%		6.46%	6.53%

Other Interest Income

Other interest income includes the interest recorded on retained interests from the 2007 re-securitization transaction (specifically the Series A-1 and Series B Freddie Mac Certificates) and interest on the stabilization escrow account established at the time of the re-securitization as well as interest on voluntary loans provided to Tax Credit Fund Partnerships related to property advances.  The decrease in other interest income of $2.9 million for the six months ended June 30, 2011 is primarily due to a $2.1 million decrease relating to the sale of $55.0 million of Series A-1 Freddie Mac certificates which occurred in December 2010.  Also contributing to the overall decrease was a $0.9 million decrease related to the decrease in the average cost basis of the Series B Freddie Mac Certificates from $123.0 million in 2010 to $37.6 million in 2011 which was due to a reduction in the projected future cash flows throughout 2010 of the Series B Freddie Mac Certificates resulting in other-than-temporary impairments of $37.2 million.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Fee Income

Fee income in Affordable Housing includes income generated from Consolidated Partnerships that are eliminated upon consolidation.  The following table reflects total fee income and the fees from consolidated partnerships that are eliminated upon consolidation.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2011	2010	2011	2010

Total fee income	$8,630	$10,327	$18,248	$18,932
Fee income generated from Consolidated Partnerships	(6,395)	(6,730)	(13,906)	(13,468)
Total fee income included in consolidated results	$2,235	$3,597	$4,342	$5,464

Fund Sponsorship

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2011	2010	% Change	2011	2010	% Change
Fees based on equity invested
Property acquisition fees	$362	$--	N/A	$1,762	$--	N/A
Organization, offering and acquisition allowance fees	322	--	N/A	1,566	--	N/A
Fees based on management of sponsored funds
Partnership management fees	1,362	1,783	(23.6)%	2,702	3,700	(27.0)%
Asset management fees	2,295	3,556	(35.5)	4,212	6,461	(34.8)
Other fee income	2,038	2,522	(19.2)	3,463	3,779	(8.4)
Total fund sponsorship fee income	$6,379	$7,861	(18.9)%	$13,705	$13,940	(1.7)%
Assets under management – tax credit funds	$9,291,931	$9,286,110	0.06%
Equity raised by tax credit funds	$--	$--	--	$119,250	$7,849	N/M
Equity invested by tax credit funds(1)	$16,079	$--	N/A	$78,299	$7,849	N/M

(1)	Excludes warehoused properties that have not yet closed into an investment fund.

Fees Based on Equity Invested

While we may acquire properties on an ongoing basis throughout the year, we do not recognize property acquisition fees until we place the property into a sponsored fund.  Therefore, a change in timing of a fund closure may impact the level of revenues we recognize in a given period.  Additionally, the type of funds originated (whether for a single investor, or one with multiple investors) can affect the level of revenues as the fee rate for each varies.  The increase of $0.7 million for the three months ended June 30, 2011, pertained to three property closings following the fund origination in February 2011 and the increase of $3.3 million for six months ended June 30, 2011, pertained to eleven property closings, whereas, through the second quarter of 2010, there were no property closings.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Fees Based on Management of Sponsored Funds

We collect partnership management fees at the time a fund closes and recognize them over the first five years of a fund’s life.  Due to the expiration of the 5-year service period for certain funds, these fees, have decreased throughout 2010 and continued to decrease through the second quarter of 2011.  This decrease was partially offset in the first quarter of 2011 due to the new fund origination for which we collect partnership management fees.

Asset management fees are collected over the life of a fund and recognized as earned to the extent that the investment funds have available cash flow.  The decrease in asset management fees through the second quarter of 2011 primarily was related to a reduction in the number of funds that met the payment requirements for asset management fees causing an uncertainty as to the collectability of fees for these funds as well as a portion of the prepaid asset management fees for certain funds becoming fully amortized during 2011.

Mortgage Origination Fees

Affordable Housing mortgage loan originations for the three and six months ended June 30, 2011 and 2010 are as follows:

Affordable Housing mortgage loan originations for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010	% Change	2011		2010	% Change
Total mortgage origination activity(1)	$6,902		$45,635	(84.9)%	$15,447		$61,575	(74.9)%
Mortgages originated in prior periods and sold during the period	4,203		--		17,000		--
Less: mortgages originated but not yet sold(2)	--		--		--		--
Total mortgage origination activity recognized for GAAP and for which revenue is recognized	$11,105		$45,635	(75.7)%	$32,447		$61,575	(47.3)%
		% of Total		% of Total		% of Total		% of Total
Loan Purchasers Fannie Mae	$11,105	100.0%	$2,500	5.5%	$32,447	100.0%	$8,320	13.5%
Freddie Mac	--	--	43,135	94.5	--	--	53,255	86.5
Total	$11,105	100.0%	$45,635	100.0%	$32,447	100.0%	$61,575	100.0%

(1)	Includes all mortgages funded during the period.
(2)	Included in Other Investments – mortgage loans held for sale.

During the three and six months ended June 30, 2011, mortgage origination fee revenues decreased as compared to the same periods in 2010 as a result of a decrease in the origination and conversion of construction forward commitments that were committed to be funded in prior periods.

As previously noted, we have expanded our affordable debt platform and expect to experience growth in origination of GSE and FHA products.

Mortgage Servicing Fees

Mortgage servicing fees increased in the three and six months ended June 30, 2011 due to an increase in the Affordable Housing loan servicing portfolio year-over-year.  Our portfolio of loans increased at June 30, 2011 as compared to June 30, 2010 due to the origination volume that we experienced throughout 2010 and 2011, more than sufficiently replacing loan maturities and payoffs in the portfolio.

	June 30,
(dollars in thousands)	2011	2010	% Change

Primary servicing portfolio	$477,819	$451,239	5.9%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Credit Intermediation Fees

We collect credit intermediation fees at the time a guaranteed fund closes and recognize them over a fund’s life based on risk-weighted periods on a straight-line basis.  Because the Affordable Housing Group no longer provides credit intermediation for new funds or products, the fee stream will continue to decline as the amortization periods end for certain funds.

Other Revenues

The increase in expense reimbursements was due primarily to an increase in the number of funds with available cash flow to pay expense reimbursements as a result of the increased volume of asset dispositions from the second quarter of 2010 to the second quarter of 2011.

The decrease in gain on sale of mortgage loans is due to a decrease in mortgage loan originations during the three and six months ended June 30, 2011 as compared to the same periods in 2010.

Expenses

Expenses for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2011	2010	% Change	2011	2010	% Change
General and administrative expenses
Salaries and benefits	$2,277	$1,634	39.4%	$4,338	$4,359	(0.5)%
Other	8,703	6,538	33.1	18,031	41,180	(56.2)
Total general and administrative	10,980	8,172	34.4	22,369	45,539	(50.9)
(Recovery)/provision for losses	(5,874)	6,908	(185.0)	(8,666)	(58,480)	(85.2)
Interest expense:
Borrowings and financings	12,363	12,259	0.8	25,245	23,209	8.8
Derivatives – non-cash impact	2,241	4,304	(47.9)	1,538	2,834	(45.7)
Preferred shares of subsidiary	960	2,320	(58.6)	1,920	4,639	(58.6)
Depreciation and amortization	654	599	9.2	989	1,307	(24.3)
Loss on impairment of assets	--	12,618	(100.0)	--	35,027	(100.0)
Total expenses	$21,324	$47,180	(54.8)%	$43,395	$54,075	(19.8)%
Average borrowing rate	6.53%	6.24%		6.33%	6.18%
Average SIFMA rate	0.20%	0.29%		0.23%	0.25%
N/M – Not meaningful.

General and Administrative

Salaries and benefits

Salaries and benefits increased by $0.6 million for the three months ended June 30, 2011, mainly due to severance paid to former employees.  For the six months ended June 30, 2011, the increase due to severances paid to former employees was offset by a general reduction in salary expenses resulting from the reduction in headcount following the March 2010 Restructuring.

Other

Other general and administrative expenses increased by $2.2 million for the three months ended June 30, 2011, primarily due to a $1.5 million increase in credit intermediation assumption fees for the three months ended June 30, 2011 as compared to the same period in 2010.  In addition, there was an increase in acquisition expenses of $0.3 million for the three months ended June 30, 2011, as compared to the same period in 2010.  This increase was to due to three property closings in the second quarter of 2011 as compared to none in the second quarter of 2010.

Other general and administrative expenses decreased by $23.1 million for the six months ended June 30, 2011, as compared to the same period in 2010.  This decrease is primarily attributed to the $27.1 million in assumption fees resulting from the restructuring of certain credit intermediation agreements that were recorded during the six months ended June 30, 2010 as compared to $2.3 million recorded during the six months ended June 30, 2011.  This was offset by an increase in acquisition expenses of $1.0 million for the six months ended June 30, 2011, as compared to the same period in 2010, related to eleven property closings for the six months ended June 30, 2011 as compared to none for the six months ended June 30, 2010.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

(Recovery) provision for Losses

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2011	2010	% Change	2011	2010	% Change
Affordable Housing loss (recovery)	$(10,500)	$4,000	(362.5)%	$(16,000)	$(58,000)	(72.4)%
Bad debt expense (recovery)	4,626	2,658	74.0	7,096	(730)	N/M
Provision for risk-sharing obligations	--	250	(100.0)	238	250	(4.8)
Total (recovery) provision of losses	$(5,874)	$6,908	(185.0)%	$(8,666)	$(58,480)	(85.2)%

Recovery of losses increased by $12.8 million for the three months ended June 30, 2011, and decreased $51.4 million during the six montWhs ended June 30, 2011 as compared to the same period in 2010 mainly due to the following:

•
Affordable Housing loss reserves pertain to our commitment to reimburse parties under the yield transactions made by our subsidiaries.  Our commitments were reduced through the second quarter of 2011 due to the projected restructuring of certain assets.  During the first quarter of 2010, we recorded a reduction of $62.0 million in loss reserves, due to the projected restructuring of certain assets, in connection with the March 2010 Restructuring which reduced estimated payments, offset by a $4.0 million increase in the second quarter which was attributed to the increase in the population of bonds to be restructured due to the deterioration in the performance of the underlying properties.

•
Bad debt expense increased $2.0 million for the three months ended June 30, 2011 primarily due to an increase in the reserves against property advances to Tax Credit Fund Partnerships.  The increase of $7.8 million for the six months ended June 30, 2011 is primarily due to an increase in the reserves against property advances to Tax Credit Fund Partnerships of approximately $7.1 million and a $0.7 million net reduction in reserves taken in the prior year relating to cash recoveries.

Interest Expense

Interest expense represents direct financing costs, including on-balance sheet securitizations of mortgage revenue bonds and distributions on preferred shares of Equity Issuer.

The primary drivers of the change in interest expense were:

•
A $2.0 million increase pertaining to borrowing and financings for the six months ended June 30, 2011, as compared to the same period in 2010, is due primarily to an increase of $2.2 million related to the Freddie Mac secured financing attributable to a $63.3 million increase in the average borrowing and financing balance, to $657.3 million.  The increase in the average borrowing and financing balance is a result of an increase in bonds in the December 2007 re-securitization that have been re-recognized as a result of default, placement in special servicing, or for which we made commitments to fund operating deficits to the underlying property partnerships.

•
A $2.1 million decrease in non-cash interest expense on derivatives for the three months ended June 30, 2011 and a $1.3 million decrease for the six months ended June 30, 2011 as compared to the same periods in 2010 primarily due to favorable changes in the fair value of our free-standing derivatives as interest rates decreased.  Partially offsetting the decrease for the six months ended June 30, 2011 were a $2.1 million of gain on terminations of developer swaps in 2010 while there were no developer swaps terminated during 2011.  As of June 30, 2011, we are party to 17 interest rate swap agreements with the developers of properties underlying certain mortgage revenue bonds we previously owned.  We are also a party to an interest rate swap whereby we pay a variable interest rate (based on the SIFMA index) and receive a fixed interest rate from a third party.

•
A $1.4 million decrease in the three months ended June 30, 2011 and a $2.7 million decrease in the six months ended June 30, 2011 pertaining to interest on preferred shares of subsidiary is primarily to the result of the sale of certain Series A-1 Freddie Mac Certificates in December 2010 which resulted in the redemption of the related preferred shares.  We experienced a comparable decrease in revenues related to the Series A-1 Freddie Mac Certificates.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Depreciation and Amortization

Depreciation and amortization expenses decreased by $0.3 million for the six months ended June 30, 2011 compared to the same period in 2010.  This is mainly attributable to the redemption of Preferred Shares Series B and B-1 of our subsidiary in December 2010 which reduced the average monthly amortization of the deferred origination costs.  The deferred origination costs are being amortized over the term of the preferred shares.

Loss on Impairment of Assets

The loss on impairment of assets in 2010 resulted principally from the declining performance of properties that underlie the mortgage revenue bonds we re-securitized in 2007 and the anticipated use of the escrow to buy down or restructure bonds.  For detailed discussion, see Notes 18 and 23 to the condensed consolidated financial statements.

Other Income

Other income for the Affordable Housing Group for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2011	2010	% Change	2011	2010	% Change
Equity and other loss	$--	$(50)	(100.0)%	$--	$(184)	(100.0)%
Gain on settlement of liabilities	2,612	--	N/A	2,612	--	N/A
Gain from repayment or sales of investments, net	1,324	12	N/M	1,324	2,202	(39.9)
Total other income (loss)	$3,936	$(38)	N/M	$3,936	$2,018	95.0%

Gain on settlement of liabilities

The $2.6 million recorded during 2011 relates to previously accrued and capitalized interest on the CFin Holding Credit Facility, which was waived upon the payment of the principal amount of the facility and its termination.

Gain from repayment or sales of investments, net

The $2.2 million gain for the six months ended June 30, 2010 reflects recognition upon sale of two bonds.  The $1.3 million recorded for the three and six months ended June 30, 2011 reflects gain recognized for five bonds that received sale treatment during the period.

Profitability

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2011	2010	% Change	2011	2010	% Change
Income (loss) before other allocations	$13,502	$(16,901)	(179.9)%	$19,478	$8,665	124.8%
Net Income (loss)	11,186	(18,176)	(161.5)	14,934	5,924	152.1

The change in income before other allocations reflects the revenues and expense changes discussed above.  Incremental costs incorporated in net loss include allocations to the perpetual Equity Issuer preferred shares.

Mortgage Banking

The primary business function of the Mortgage Banking Group is to underwrite, originate, and service multifamily loans under GSE, Ginnie Mae and FHA programs.  Originated loans are pre-sold to GSEs and in many cases, are used as collateral for mortgage-backed securities issued and guaranteed by the GSEs and traded in the open market.  We earn origination fees and trading-premium revenues.  We also recognize Mortgage Servicing Right (“MSR”) revenues on loans we originate because in most cases we retain the servicing rights.  Trading premiums and MSR values are recorded as gains on sale of mortgage loans on our consolidated statements of operations.  During 2011, we experienced an increase in origination volume as compared to the same period in 2010 primarily due to the increase in our origination capabilities that includes the growth of our small loan business and the increase in our loan origination teams located in offices nationwide.  During the second quarter of 2011, we opened new offices in Boston and Chicago.  As a result, origination fees, trading-premium revenues and MSR revenues have increased during 2011.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

We also earn mortgage-servicing fees on our servicing portfolio of approximately 1,300 loans.  Our servicing fees provide a stable revenue stream.  Servicing fees are based on contractual terms and earned over the life of a loan.  In addition, we earn interest income from escrow deposits held on behalf of borrowers and on loans while they are being financed by our warehouse line, as well as late charges, prepayments of loans and other ancillary fees.

We have risk-sharing obligations on most loans we originate under the Fannie Mae DUS program and the Freddie Mac Delegated Underwriting Initiative (“DUI”) program.  For a majority of loans originated under the DUS program, we absorb the first 5% of any losses on the unpaid principal balance of a loan if a default occurs; above 5% we share a percentage of the loss with Fannie Mae, with our maximum loss capped at 20% of the unpaid principal balance of a loan.  For loans that we originate under the DUI program, we are obligated to reimburse Freddie Mac for a portion of any loss that may result from borrower defaults in DUI transactions.  For such loans, our share of the standard loss will be the first 5% of the unpaid principal balance and 25% of the next 20% of the remaining unpaid principal balance to a maximum of 10% of the unpaid principal balance.

Our servicing fees for risk-sharing loans include compensation for the risk-sharing obligations and are larger than the servicing fees we receive for loans with no risk-sharing obligations.  We receive a lower servicing fee for loans with modified risk-sharing than for loans with full risk-sharing.  While our origination volume increased in 2010 and 2011, these increases were not sufficient to offset loan maturities and payoffs, resulting in a marginally smaller servicing portfolio.  However, because our risk-sharing product and related servicing fees have increased in recent years, we have experienced a slight increase in our overall servicing fees in the three and six months ended June 30, 2011 as compared to the same periods in 2010.

Revenues

For a description of our revenue recognition policies, see Note 2 to our 2010 Form 10-K.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2011	2010	% Change	2011	2010	% Change
Interest income	$1,102	$878	25.5%	$1,910	$1,438	32.8%
Fee income:
Mortgage origination fees	1,127	782	44.1	1,951	1,236	57.8
Mortgage servicing fees	5,088	4,744	7.3	9,966	9,525	4.6
Other fee income	179	332	(46.1)	300	362	(17.1)
Other:
Gain on sale of mortgage loans	7,186	5,132	40.0	12,029	9,344	28.7
Prepayment penalties	120	177	(32.2)	159	197	(19.3)
Other revenues	133	255	(47.8)	326	291	12.0
Total revenues	$14,935	$12,300	21.4%	$26,641	$22,393	19.0%

Interest Income

The increase in interest income for the three and six months ended June 30, 2011 is attributable primarily to an increase in the interest earned on loans during 2011 while being financed on the warehouse line.  Although average interest rates on multifamily mortgage loans are lower in 2011 as compared to 2010, interest income earned during these periods increased due to the increase in origination volume achieved during 2011 as compared to 2010.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Fee Income

Mortgage Origination Fees

Mortgage originations for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010	% Change	2011		2010	% Change
Total mortgage origination activity(1)	$256,907		$215,709	19.1%	$427,900		$350,916	21.9%
Mortgages originated in prior periods and sold during the period	76,274		60,528		58,460		28,520
Less: mortgages originated but not yet sold(2)	(93,536)		(70,966)		(93,536)		(70,966)
Total mortgage origination activity recognized for GAAP and for which revenue is recognized	$239,645		$205,271	16.7%	$392,824		$308,470	27.3%
		% of Total				% of Total		% of Total
Loan Purchasers Fannie Mae	$190,915	79.7%	$104,378	50.8%	$333,094	84.8%	$207,577	67.3%
Freddie Mac	42,000	17.5	46,800	22.8	53,000	13.5	46,800	15.2
Conduit and other	6,730	2.8	54,093	26.4	6,730	1.7	54,093	17.5
Total	$239,645	100.0%	$205,271	100.0%	$392,824	100.0%	$308,470	100.0%

(1)	Includes all mortgages funded during the period.
(2)	Included in Other Investments – mortgage loans held for sale.

During the three and six months ended June 30, 2011, our mortgage origination volume recognized for GAAP purposes increased by 16.7% and 27.3%, respectively, as compared to the same periods in 2010 primarily due to an increase in our origination capabilities.  The increase in our origination capabilities includes our small loans initiative, begun in the fourth quarter of 2009, to underwrite and originate smaller loans under our Fannie Mae DUS program.  The Small Loan Group division accounted for 17.6% and 22.6% of our total originations for the three and six months ended June 30, 2011compared to 14.3% and 19.1% for the same periods in 2010.

Mortgage origination revenues for the six months ended June 30, 2011 include a non-refundable origination fee received on a portfolio of loans that have yet to be originated.  These loans are in the application stage; however, the non-refundable origination fee has been recognized in the first quarter of 2011.  With the exception of such revenue, mortgage origination revenue increased proportionally to mortgage originations for the periods.

We also experienced an increase in gain on sales of loans due to the value of MSRs retained on each loan.  We recorded $4.4 million and $7.4 million of revenue resulting from the valuation of MSRs in the three and six months ended June 30, 2011 as compared to $2.9 million and $5.3 million in 2010 primarily as the result of an overall increase in origination volume in the first half of 2011, as compared to the same periods in 2010.  Premium revenue has also increased period-over-period, as a result of origination volume increases.

Mortgage Servicing Fees

As previously noted, mortgage servicing fees are a significant source of revenue for us.  Our portfolio of loans has decreased slightly at June 30, 2011 as compared to June 30, 2010 due to origination volume throughout 2010 and into 2011 not being sufficient to replace principal paydowns, maturities and refinancings in the portfolio.  While it has been, and will continue to be, a priority of ours to retain maturing loans and refinances in our portfolio, we are experiencing an increase in competition from lenders that had not been active in prior periods, such as banks and conduits.  During the next twenty-four months, 217 loans with an outstanding principal balance of $1.0 billion (which represents 12.9% of the servicing portfolio) are due to mature.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Our portfolio balances at June 30, 2011 and 2010 were as follows:

	June 30,
(dollars in thousands)	2011	2010	% Change

Primary servicing portfolio	$8,127,583	$8,331,235	(2.4)%

Although the portfolio has decreased slightly over the past year, due to the nature of more recent originations we have experienced an increase in servicing fees earned from the portfolio.  We currently earn higher servicing fees because we are originating more shared-risk product than in the past.  Loans that are currently being paid off are those with lower servicing fee rates, resulting in a higher weighted-average servicing fee being earned on the portfolio in 2011 than in 2010.  Weighted-average servicing rates increased from 22.3 basis points at June 30, 2010 to 25.0 basis points at June 30, 2011.

Expenses

Interest expense in the Mortgage Banking segment represents direct financing costs, including asset-backed warehouse lines (used for mortgage loans we originate).  Other major expenses include amortization of MSRs, salaries and other costs of employees working directly in this business as well as allocations of certain corporate costs.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2011	2010	% Change	2011	2010	% Change
General and administrative expenses
Salaries and benefits	$3,201	$2,549	25.6%	$6,078	$5,207	16.7%
Other	2,580	1,742	48.1	4,909	3,401	44.3
Total general and administrative	5,781	4,291	34.7	10,987	8,608	27.6
Provision for risk-sharing obligations	--	5,895	(100.0)	--	6,830	(100.0)
Interest	391	178	119.7	640	311	105.8
Depreciation and amortization	2,627	2,690	(2.3)	5,343	5,218	2.4
Total expenses	$8,799	$13,054	(32.6)%	$16,970	$20,967	(19.1)%

General and Administrative

General and administrative expense increased by $1.5 million and $2.4 million for the three and six months ended June 30, 2011, as compared to the same periods in 2010 primarily due to a $0.7 million and $0.9 million increase in salaries and benefit related costs of our Mortgage Banking Group, as the number of employees increased by nine from June 30, 2010 to June 30, 2011.  This is due to the initiatives made throughout 2010 and into 2011 to increase origination activity by adding origination teams in certain geographical locations nationwide, as well as continued growth in the team supporting our small loan group.  We also experienced an increase of $0.4 million and $0.9 million in broker fees and recruiting costs and $0.1 million and $0.3 million in loan referral fees in the three and six months ended June 30, 2011 as compared to the same periods in 2010, directly related to the increased volume of mortgage loan originations.  The remaining variance of $0.3 million for the three and six month periods can be attributed to the establishment of a servicing group in March 2010 to provide special servicing to certain of our assets.

Provision for Risk-Sharing Obligations

Provision for risk-sharing obligations reflect our estimated portion of losses on DUS loans in our loss sharing program with Fannie Mae (see Note 23 to the condensed consolidated financial statements).  During the three and six months ended June 30, 2010, we recorded an additional provision for risk-sharing obligations of $5.9 million and $6.8 million, respectively, due to anticipated losses on loans in the DUS portfolio resulting from deterioration in the underlying property performance.  Property performances on loans in our risk-sharing program with Fannie Mae have stabilized in the past six months, resulting in no changes to our provision for risk-sharing obligations.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Profitability

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2011	2010	% Change	2011	2010	% Change
Income (loss) before other allocations	$6,136	$(754)	N/M	$9,671	$1,426	N/M
Net income (loss)	6,136	(754)	N/M	9,671	1,426	N/M

The change in income before other allocations reflects the revenues and expense changes discussed above.

Asset Management

The Asset Management Group is responsible for active management of multifamily real estate assets owned by our Affordable Housing investment funds and reporting on fund performance, managing construction risk during the construction process, actively managing specially serviced assets, including assets where an affiliate of ours has taken over the general partner (“GP”) interest, assets that have gone into default or are in workout, or assets that have been foreclosed on and for managing disposition of assets at the end of a fund’s life.  For these services the Asset Management Group charges agreed upon fees to the Affordable Housing Group.

During the last twelve months, we have made significant progress in upgrading and restructuring the Asset Management platform to enhance its reporting and management capabilities by (i) recruiting highly skilled real estate professionals, including a senior group executive, who have significant experience in real estate investment management, (ii) beginning a program of regionalization to place our professionals closer to the assets and developer partners enhancing the ability to manage, mitigate and solve issues that may occur with assets under management, (iii) instituting a more extensive series of site and sponsor visits which has enhanced the relationship with developer partners facilitating greater transparency, information sharing, better leasing strategies and shared problem solving when issues occur.  We have also completed the first phase of the improvements to our technology platform.

Revenues:

For a description of our revenue recognition policies, see Note 2 to our 2010 Form 10-K.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2011	2010	% Change	2011	2010	% Change
Asset management fees	$5,892	$5,923	(0.5)%	$11,777	$11,856	(0.7)%
Other revenues	23	--	N/A	69	--	N/A
Total revenues	$5,915	$5,923	(0.1)%	$11,846	$11,856	(0.1)%

Asset Management Fees

Asset management fees are based on the number of properties that are being managed.  While during 2011 we invested $78.3 million in new property acquisitions, we also had an increase in volume of dispositions, resulting in asset management fees staying consistent period over period.

Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2011	2010	% Change	2011	2010	% Change
General and administrative expenses
Salaries and benefits	$1,727	$1,446	19.4%	$3,706	$2,936	26.2%
Other	620	458	35.4	1,042	883	18.0
Total general and administrative	2,347	1,904	23.3	4,748	3,819	24.3
Depreciation and amortization	59	58	1.7	113	187	(39.6)
Total expenses	$2,406	$1,962	22.6%	$4,861	$4,006	21.3%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

General and Administrative

Salaries and benefits

Salaries and benefits increased by $0.3 million for the three months ended June 30, 2011 and by $0.8 million for the six months ended June 30, 2011 as compared to the same period in 2010, primarily the result of the upgrading and restructuring initiatives described above.

Profitability

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2011	2010	% Change	2011	2010	% Change
Income before other allocations	$3,509	$3,961	(11.4)%	$6,985	$7,850	(11.0)%
Net income	3,509	3,961	(11.4)	6,985	7,850	(11.0)

Corporate

As part of our March 2010 Restructuring, we restructured our Term and Revolving Credit Facility.  This included $60.0 million assumption of debt by C-III Capital Partners LLC and $5.0 million assumption of debt by an affiliate of The Related Companies L.P. and a total repayment of $22.3 million of principal balance on our Term and Revolving Credit Facility since the first quarter of 2010.  In addition, the interest rate paid on the facility was reduced, decreasing our overall weighted average borrowing rate.  The restructuring of our Term and Revolving Credit Facility contributed to the significant decrease in our interest expense in 2011 as compared to 2010 and provides us with greater operating flexibility going forward.

Lease termination charges related to office space that we no longer use for operations and the settlement of our unsecured liabilities, were recorded in our Corporate segment in the recovery of losses and other income accounts.

Revenues

For a description of our revenue recognition policies, see Note 2 to our 2010 Form 10-K.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2011	2010	% Change	2011	2010	% Change
Interest income	$19	$--	N/A	$36	$--	N/A
Other revenues	101	66	53.0%	201	420	(52.1)%
Total revenues	$120	$66	81.8%	$237	$420	(43.6)%

Expenses

Expenses in our Corporate Group include central business functions such as executive, finance, human resources, information technology and legal as well as costs related to general corporate debt.  Because we consider all acquisition-related intangible assets to be Corporate assets, the related amortization, impairment and write-offs are also included in this group.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2011	2010	% Change	2011	2010	% Change

General and administrative expenses:
Salaries and benefits	$3,731	$5,350	(30.3)%	$7,682	$12,102	(36.5)%
Other	5,679	9,786	(42.0)	12,530	31,311	(60.0)
Total general and administrative	9,410	15,136	(37.8)	20,212	43,413	(53.4)
(Recovery) provision for losses	--	2	--	--	(48,044)	(100.0)
Interest expense:
Borrowings and financings	1,306	1,299	0.5	2,603	4,932	(47.2)
Depreciation and amortization	368	2,248	(83.6)	809	5,350	(84.9)
Total expenses	$11,084	$18,685	(40.7)%	$23,624	$5,651	(318.0)%

General and Administrative:

Salaries and benefits

Contributing to the decrease in salaries and benefits was a reduction in the Corporate Group employee base from an average of 96 employees during the second quarter of 2010 to an average of 87 employees during the same period in 2011 and from an average of 112 employees during the six months ended June 30, 2010 to an average of 88 employees during the same period in 2011.  This resulted in a $1.6 million decrease in the three months ended June 30, 2011 and a $3.7 million decrease in the six months ended June 30, 2011 in salaries, payroll taxes and other employees’ benefits.  Lower stock-based compensation expense, a result of full vesting of restricted shares during 2010 and no new employee grants issued during 2010 and 2011 contributed to an additional $0.7 million decrease in the six months ended June 30, 2011.

Other

Other general and administrative expenses decreased by $4.1 million in the three months ended June 30, 2011 and by $18.8 million in the six months ended June 30, 2011 due to:

•
A $2.7 million decrease in the three months ended June 30, 2011 and $14.7 million decrease in the six months ended June 30, 2011 in professional fees including audit, legal and consulting as well as other charges recorded in 2010 related to the March 2010 Restructuring;

•
A $2.8 million decrease in the six months ended June 30, 2011 relating to expenses recorded in 2010 on the issuance of Special Series A Shares to Natixis as part of the restructuring of certain intermediation agreements (see Note 23 to the condensed consolidated financial statements);

•
A $1.3 million decrease in the three months ended June 30, 2011 for advisory services fees and procedures review payments made to Island Capital (see Note 21 to the condensed consolidated financial statements); and

•
A $0.9 million decrease in the six months ended June 30, 2011 in office expenses and computer expenses due to a general effort to reduce expenses, and the reduction of office space post the March 2010 Restructuring.

Recovery of Losses

Recovery of losses of $48.0 million in 2010 reflects a settlement in the first quarter of 2010 of a liability for lease obligations for two office spaces no longer in use resulting in a reversal of previously expensed lease termination costs.

Interest Expense

Interest expense decreased by $2.3 million in the six months ended June 30, 2011 due to the following:

•
A $1.6 million decrease due to reduced principal balances on our Term Loan and Revolving Credit Facility, as well as decreased interest rates for both our restructured Term Loan and Revolving Credit Facility; and

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•	A $0.7 million decrease in other interest expenses from settling a transaction-cost payable with Morgan Stanley in connection with the March 2010 Restructuring.

Depreciation and Amortization

Depreciation and amortization expenses decreased by $1.9 million in the three months ended June 30, 2011 and $4.5 million in six months ended June 30, 2011 mainly due to the following:

•	A $1.8 million decrease in the three months ended June 30, 2011 and a $3.6 million decrease in the six months ended June 30, 2011 related to certain intangible assets that fully amortized in 2010; and

•
A $0.7 million decrease in the six months ended June 30, 2011 related to a reduction in amortization expenses on the deferred financing costs related to the revolver loan extension that was fully amortized in March 2010 as part of the March 2010 Restructuring.

Other income

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2011	2010	% Change	2011	2010	% Change
Gain on settlement of liabilities	$--	$--	--%	$1,756	$25,253	(93.0)%

As part of the March 2010 Restructuring, we settled the liability for transaction costs payable in connection with the December 2007 re-securitization, resulting in a $23.3 million gain on settlement of liabilities, as well as another liability with a vendor associated with the office space to which one of the lease terminations related, resulting in an additional $2.0 million gain on settlement of liabilities.  In the first quarter of 2011, 107,123 Convertible Redeemable CRA Shares were redeemed for cash.  The cash payment was less than the carrying value of the convertible shares resulting in a $1.8 million gain on settlement of such liabilities.

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

A summary of the impact the Tax Credit Fund Partnerships and Property Partnerships have on our Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Revenues	$27,214	$26,217	$53,472	$54,133
Interest expense	(12,287)	(9,993)	(25,203)	(23,445)
Other expenses	(140,977)	(127,177)	(196,159)	(189,447)
Other losses	(122,595)	(134,628)	(184,036)	(225,434)
Allocations to limited partners	248,642	245,578	351,421	384,024
Net impact	$(3)	$(3)	$(505)	$(169)

The following table summarizes the number of Consolidated Partnerships at June 30, 2011 and 2010:

	2011	2010

Tax Credit Fund Partnerships	141	140
Tax Credit Property Partnerships	89	110

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

Our revenue from consolidated partnerships is from assets held in funds that we manage as well as rental income from properties in partnerships we consolidate.  Interest expense is from borrowings to bridge timing differences between when funds deploy capital and when subscribed investments are received for Tax Credit Fund Partnerships (“Bridge Loans”), as well as mortgages and notes held at the Tax Credit Property Partnerships.  The increase for three and six months ended June 30, 2011 as compared to the same periods of 2010 is due to an increase in the outstanding principal balance from Property Partnerships.

Other losses represent equity losses that Tax Credit Fund Partnerships recognize in connection with their investments in non-consolidated property partnerships.  The decrease in losses during the six month period ended June 30, 2011 primarily resulted from a reduction of $28.3 million related to suspended losses for Tax Credit Fund Partnerships whose investment balances in certain Property Partnerships have reached zero.  A reduction of losses of approximately $9.4 million was due to properties being sold or foreclosed upon since the period ending June 30, 2010.  The decrease in losses during the three month period ended June 30, 2011 primarily resulted from a reduction of $24.4 million related to suspended losses for Tax Credit Fund Partnerships whose investment balances in certain Property Partnerships have reached zero.  This was partially offset by a $11.4 million increase of recognized gains on the sale of property investments during 2011 due to increased sales.

Because third-party investors hold substantially all the equity interests in most of these entities, we allocate results of operations of these partnerships to third-party investors except for the amounts shown in the table above, which represent our nominal ownership.  Net impact represents the equity income (loss) we earn on our co-investments that is included in our net income (loss).

Expense Allocation

As previously indicated, the Company made a decision in 2011 to allocate certain corporate overhead expenses such as Human Resources, Information Technology, and Finance and Accounting to the Affordable Housing, Mortgage Banking and Asset Management segments.  Corporate expense allocations are presented separately from the direct results of each segment.

Eliminations and Adjustments

Transactions between business segments are accounted for as third-party arrangements for the purposes of presenting business segment results of operations.  Inter-segment eliminations include fee income and expense reimbursement for fund management activities that are recorded in our Affordable Housing segment and earned from Consolidated Partnerships; Asset Management fees that are recorded in our Asset Management segment and earned from Affordable Housing; interest on mortgage revenue bonds that are not reflected as sold in Affordable Housing and for which Tax Credit Property Partnerships within Consolidated Partnerships are the obligors; interest charges on outstanding intercompany balances; overhead and other operational charges between segments; and prior to the March 2010 Restructuring, subservicing charges.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Income Taxes

The following table details the taxable and non-taxable components of our reported income for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
(dollars in thousands)	2011	% of Revenues	2010	% of Revenues	% Change

Within continuing operations: Gain subject to tax	$8,228	14.6%	$(18,598)	(35.1)%	(144.2)%
Loss not subject to tax	$(244,471)	(433.0)%	$(259,252)	(489.5)%	(5.7)%

Loss before income taxes	$(236,243)	(418.5)%	$(277,850)	(524.6)%	(15.0)%

Income tax (benefit) provision	$(13)	0.0%	$141	0.3%	(109.2)%

Effective tax rate – consolidated basis	0.01%		(0.05)%

Effective tax rate for corporate subsidiaries subject to tax	(0.16)%		(0.76)%
Within discontinued operations:
Income subject to tax	$--		$(298)	N/M
Income (loss) not subject to tax	$--		$63	N/M

Income (loss) before taxes	$--		$(235)	N/M

Income tax provision	$--		$--	N/M

Effective tax rate – consolidated basis	0.0%		0.0%

Effective tax rate for corporate subsidiaries subject to tax	0.0%		0.0%

N/M – Not meaningful.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Six Months Ended June 30,
(dollars in thousands)	2011	% of Revenues	2010		% of Revenues	% Change
Within continuing operations: Gain (loss) subject to tax	$8,942	8.5%	$120,404		114.0%	(92.6)%
Loss not subject to tax	$(345,449)	(328.5)%	$(464,389)		(439.8)%	(25.6)%
Loss before income taxes	$(336,507)	(320.0)%	$(343,985)		(325.8)%	(2.2)%
Income tax provision	$180	0.2%	$534		0.5%	(66.3)%
Effective tax rate – consolidated basis	(0.05)%		(0.16	) %
Effective tax rate for corporate subsidiaries subject to tax	2.01%		0.44%
Within discontinued operations:
Income subject to tax	$253		$14,786		N/M
Income (loss) not subject to tax	$--		$145,772		N/M
Income (loss) before income taxes	$253		$160,558		N/M
Income tax provision	$--		$531		N/M
Effective tax rate – consolidated basis	0.0%		0.33%
Effective tax rate for corporate subsidiaries subject to tax	0.0%		3.59%
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

On August 1, 2011 we filed an amended tax return resulting in the restoration of approximately $61.5 million of net operating loss carryforward and approximately $167.6 million of capital loss carryforward. Following the filing, our federal net operating loss carryforward is approximately $180.8 million and our state and local net operating loss carryforward is approximately $179.8 million. Net operating losses can be carried forward and offset taxable income for 20 years and expire in 2027 through 2030.

Management has determined that, in light of projected taxable losses for the foreseeable future, any benefit from current losses and deferred tax assets likely will not be realized; hence, a full valuation allowance has been recorded. Therefore, the above restoration of net operating loss carryforward does not have an impact on our condensed consolidated statement of operations or the condensed consolidated balance sheet.

Accounting Developments

•
In January 2011, the FASB issued ASU 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  The amendments temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities.  Under the existing effective date in ASU 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010.  The amendments in this update temporarily defer that effective date, enabling public-entity creditors to provide those disclosures after the Board clarifies the guidance for determining what constitutes a troubled debt restructuring.  The deferral in this update will result in more consistent disclosures about troubled debt restructurings.  This amendment does not defer the effective date of the other disclosure requirements in ASU 2010-20.  ASU 2011-01 is effective upon issuance.  The adoption of ASU 2010-20 and ASU 2011-01 have no material impact on our consolidated financial statements.

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

•
In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements.  This update revises the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The update will be effective for interim and annual reporting periods beginning on or after December 15, 2011, early adoption is prohibited, and the amendments will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  We do not expect the adoption of ASU 2011-03 to have an impact on our consolidated financial statements.

•
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  This update amends the existing fair value guidance to improve consistency in the application and disclosure of fair value measurements in U.S. GAAP and International Financial Reporting Standards.  ASU 2011-04 provides certain clarifications to the existing guidance, changes certain fair value principles, and enhances disclosure requirements.  The update will be effective for interim and annual reporting periods beginning on or after December 15, 2011, early adoption is prohibited, and the amendments will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  We are currently evaluating the impact that ASU 2011-04 will have on the Company’s financial statements.

•
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  Prior to the issuance of ASU 2011-05, existing GAAP allowed three alternatives for presentation of other comprehensive income (“OCI”) and its components in financial statements.  ASU 2011-05 removes the option to present the components of OCI as part of the statement of changes in equity.  In addition, ASU 2011-05 requires consecutive presentation of the statement of operations and OCI and presentation of reclassification adjustments on the face of the financial statements from OCI to net income.  These changes apply to both annual and interim financial statements commencing, with retrospective application, for the fiscal periods beginning after December 15, 2011, with early adoption permitted.  We are currently evaluating the impact that ASU 2011-05 will have on our consolidated financial statements.

Inflation

Inflation did not have a material effect on our results of operations for the periods presented.

SECTION 3 – LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The primary objective of managing our liquidity is to ensure that we have adequate resources to accommodate growth of assets under management within our respective businesses, fund and maintain investments as needed, meet all ongoing funding commitments and contractual payment obligations, and pay general operating expenses and compensation including the acquisition of key talent.  Liquidity management involves forecasting funding requirements and maintaining sufficient capital to meet the fluctuating needs inherent in our business operations and ensure adequate capital resources to meet unanticipated events.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Our primary short term business needs include payment of compensation and general business expenses, facilitating debt and equity originations, fund management and asset management activities, and funding commitments and contractual payment obligations including debt amortization.  We fund these short-term business needs primarily with cash provided by operations, revolving credit facilities and asset-backed warehouse credit facilities.  Our long term liquidity needs include capital needed for potential strategic acquisitions or the development of new businesses, increased financing capacity to meet growth in our businesses, and the repayment of long-term debt.  Our primary sources of capital to meet long-term liquidity needs include cash provided by operations, and warehousing and revolver debt.  We are unable to project with certainty whether our long term cash flow from operations will be sufficient to repay our long-term debt when it comes due.  If this cash flow is insufficient, then we may need to refinance such debt or otherwise amend its terms to extend the maturity dates.  We cannot make any assurances that such refinancing or amendments would be available at attractive terms, if at all.  Recent economic events have limited our sources of liquidity in two key areas:

•	lower price of our Common Share price has made obtaining equity capital through equity offerings extremely difficult and uneconomical for us; and

•	the lower level of debt financing available in the marketplace.

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

We use asset-backed warehouse facilities to fund Fannie Mae, Freddie Mac and FHA mortgage loans we originate in our Mortgage Banking and Affordable Housing groups.  Mortgage loans we originate are closed in our name, using cash borrowed from a warehouse lender, and sold to the GSEs or to the market with a GSE credit enhancement from one week to three months following the loan closing.  We use the cash received from the sale to repay the warehouse borrowings.  During the fourth quarter of 2010, in order to provide us with additional resources for warehousing of mortgage loans with Freddie Mac and Fannie Mae, we entered into two uncommitted warehousing financing agreements in addition to the existing committed warehouse facility and the Multifamily ASAP Facility.  At June 30, 2011 we had an aggregate outstanding balance of $93.9 million on our warehouse facilities, which bear an average interest rate of 2.24%.

On November 2, 2010, Fannie Mae issued changes to the DUS Capital Standards that became effective January 1, 2011.  Among other provisions, the revised DUS Capital Standards raised the Restricted Liquidity Requirement by 25 basis points on Tier 2 mortgage loans and will be phased-in quarterly through the first quarter of 2014.  The implementation of the revised DUS Capital Standards by the Company through the first quarter of 2014 would increase the collateral required for our existing DUS portfolio by approximately $8.3 million assuming the full 25 basis point increase in the collateral requirement was applied to our current portfolio balance.  During the first six months of 2011, the collateral required for our DUS portfolio increased by $0.5 million due to the changes to the DUS Capital Standards.

As of June 30, 2011, we had 588 Convertible Redeemable CRA shares outstanding.  If we do not repurchase these Convertible Redeemable CRA shares by January 1, 2012, the shareholders will have the option to require us to purchase the shares for the original gross issuance price per share (plus accumulated and unpaid distributions).  However, due to contractual obligations, we may be restricted from meeting this requirement.  As of June 30, 2011 the aggregate gross issuance price of these shares due on or after January 1, 2012 was $11.0 million.  We are exploring with the shareholders various ways to mitigate the above repurchase risk.

In June 2011, CFin Holdings repaid $20.0 million in principal amount of the CFin Holdings Credit Agreement.  At that time the credit facility commitments were terminated and accrued and capitalized interest of $2.6 million was waived, resulting in a gain on settlement of liabilities in the amount of $2.6 million for the three and six months ended June 30, 2011.

In an effort to lower our overhead expenses and improve our cash flow from operations, on August 9, 2011 we entered into a lease modification and partial surrender agreement (“Surrender Agreement”) relating to our current New York headquarters at 625 Madison Avenue.  We simultaneously entered into a 15 year agreement to lease office space to be used as our New York headquarters at 100 Church Street. We will cease use of a portion of our 625 Madison Avenue office space in August 2011, and anticipate ceasing use of the remainder of the space required per the Surrender Agreement by January 2012.

In connection with the Surrender Agreement, we anticipate a total cash savings of approximately $11 million through December 2017 which is when our original lease for space at 625 Madison Avenue would have expired. This savings includes base rent savings, lower operating costs for the new space, municipal tax incentives that we will receive once we move to the new location, net of estimated moving costs, brokerage fees, capital improvements, and other surrender costs.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

We continue to actively pursue strategies to maintain and improve our cash flow from operations, including:

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

Cash Flows

	Six Months Ended June 30,
(in thousands)	2011	2010
Cash flow used in operating activities	$(14,192)	$(62,340)
Cash flow (used in) from investing activities	(5,098)	32,566
Cash flow from financing activities	(2,041)	53,275
Net increase in cash and cash equivalents	$(21,331)	$23,501

Operating Activities

Operating cash flows include the warehousing of mortgage loans that we originate and sell to Fannie Mae and Freddie Mac, each of which has an associated sale commitment that allows us to recoup the full amount expended.  Excluding these amounts from both periods, operating cash flows were $4.1 million in the six months ended June 30, 2011 as compared to $(19.7) million in the same period in 2010.  The increase in operating cash flows was driven in large part by one-time costs paid in the six months ended June 30, 2010, comprising professional services fees incurred from the March 2010 Restructuring and cash payments that were made by the Company in 2010 to settle certain unsecured liabilities.  In addition, operating cash flow in 2011 was higher due to the $6.6 million that we collected during 2011 upon closing of the new LIHTC fund and by more focused cash management and cost reduction initiatives post the March 2010 Restructuring.

Investing Activities

Investing cash flows for the six months ended June 30, 2011 were lower than in the same period of 2010.  The decrease was driven in large part by the one-time $37.8 million in cash proceeds received in 2010 relating to the sale, as part of the March 2010 Restructuring, of our Portfolio Management business and the portions of the Commercial Real Estate Group that was not affiliated with loan originations.  Partially offsetting 2010 positive investing cash flows was the $7.8 million increase in restricted cash, escrow and other cash collateral balance from the $10.0 million in escrow withheld in the March 2010 Restructuring as compared to $1.3 million increase during 2011.  The negative cash flows in the six months ended June 30, 2011 is primarily attributable to the $3.9 million investment in properties that will be included in future Affordable Housing Group investment fund offerings.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Financing Activities

Financing cash flows in the six months ended June 30, 2011 were lower than in the same period of 2010.  The level of financing inflows and outflows will vary with the level of mortgage originations, which also impacts operating cash flows as described above. We finance those originations with warehouse lines that are repaid as the loans are sold.  Excluding the financing of mortgage loan originations discussed in Operating Activities above, financing cash flows in the six months ended June 30, 2011 were $(20.3) million as compared to $10.6 million in the same period of 2010.  Our lower cash flow in 2011 is due, in part, to the $20.0 million repayment of the CFin Holdings Credit Facility which we borrowed during the six months ended June 30, 2010.

Liquidity Requirements after June 30, 2011

Equity distributions declared through July 31, 2011 to be paid through August 15, 2011 are as follows:

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

(in thousands)	June 30, 2011	December 31, 2010
Level 3 assets:
Series A-1 Freddie Mac Certificates	$132,473	$129,406
Series B Freddie Mac Certificates	63,237	63,215
Mortgage revenue bonds	260,975	292,659
Mortgage servicing rights(1)	68,493	65,614
Total Level 3 assets	$525,178	$550,894
Level 3 assets as a percentage of total fair value assets	84.7%	87.8%
(1) Financial asset fair valued on a non-recurring basis.

As noted above, while we have the intent to hold most of our assets until maturity or recovery, we have recorded impairment charges for certain assets for which we either do not have such intent, or for which the underlying credit quality has deteriorated and, therefore, we may not recover our full investment.

We recorded the following impairments of Level 3 assets for the periods presented (see Notes 3 and 18 to the condensed consolidated financial statements):

	Six Months Ended June 30,
(in thousands)	2011	2010
Series B Freddie Mac certificates	$--	$37,171

Capital Resources

Financing Obligations

The table below reflects our financing obligations at the dates presented:

			June 30, 2011
(in thousands)	June 30, 2011	December 31, 2010	Available to Borrow		Maximum Commitment

Term loan	$127,990	$127,990	$--		$127,990
Revolving credit facility	9,000	6,000	16,000	(1)	37,000

Mortgage Banking committed warehouse facility	47,344	26,415	52,656	(2)	100,000
Mortgage Banking repurchase facilities	9,700	--	N/A	(2)	N/A
Multifamily ASAP facility	36,879	49,276	N/A	(2)	N/A
CFin Holdings credit facility	--	21,693	--		--
Centerline Financial credit facility	--	--	30,000		30,000
Subtotal	230,913	231,374	98,656

Freddie Mac Secured Financing(3)	625,179	665,875	N/A		N/A
Subtotal (excluding Consolidated Partnerships)	856,092	897,249	98,656

Financing obligations of Consolidated Partnerships	162,013	137,054	N/A		N/A

Total	$1,018,105	$1,034,303	$98,656

(1) Availability reduced by an outstanding letter of credit in the amount of $12.0 million. (2) Borrowings under these facilities are limited to qualified mortgage loans, which serve as collateral.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

(3)   Relates to mortgage revenue bonds that we re-securitized but have not been accounted for as sold for accounting purposes (see Note 11 to the condensed consolidated financial statements).

Credit Facility

The Term Loan matures in March 2017 and has an interest rate of 3.00% over either the prime rate or LIBOR (at our election, which currently is LIBOR).  Scheduled repayments of principal on the Term Loan begin in December 2011.  At that time, we must repay $3.0 million in principal per quarter until maturity, at which time the remaining principal is due.

The Revolving Credit Facility has a total capacity of $37.0 million.  The Revolving Credit Facility matures in March 2015 and bears interest at 3.00% over either the prime rate or LIBOR at our election (which currently is LIBOR).  The Revolving Credit Facility is to be used for LIHTC property investments or for working capital purposes.  As of June 30, 2011, $9.0 million was drawn and $12.0 million in letters of credit were issued under the Revolving Credit Facility.  Once terminated, the amount of the Revolving Credit Facility associated with these letters of credit cannot be redrawn.  At June 30, 2011, the undrawn balance of the Revolving Credit Facility was $16.0 million.

The Term Loan and Revolving Credit Facility agreement contains restrictions on distributions.  Under the agreement, we generally are not permitted to make any distributions or redeem or purchase any of our shares, including Convertible Redeemable CRA Shares, except for certain cases such as to the holders of the Equity Issuer preferred shares.

Mortgage Banking Warehouse Facilities

We have four warehouse facilities we use to fund our loan originations, including:

•
A $100 million committed warehouse facility that matures in September 2011 and bears interest at LIBOR plus 2.50% that we utilize as our primary warehouse facility.  Mortgages financed by such facility (see Note 4 to the condensed consolidated financial statements), as well as the related servicing and other rights (see Note 8 to the condensed consolidated financial statements) have been pledged as security under the warehouse facility.  The interest rate on the warehouse facility was 2.69% as of June 30, 2011 and 2.76% as of December 31, 2010.  All loans securing this facility have firm sale commitments with GSEs or the FHA.

•
Two uncommitted warehouse repurchase facilities that provide additional resources for warehousing of mortgage loans with Freddie Mac and Fannie Mae.  These agreements are scheduled to mature in November 2011 and bear an interest of LIBOR plus 3.50% with a minimum of 4.50% for all Fannie Mae loans and 4.00% for all Freddie Mac loans.  All loans securing these facilities have firm sale commitments with GSEs.

•
An uncommitted facility with Fannie Mae under its Multifamily As Soon As Pooled (“ASAP”) Facility funding program.  After approval of certain loan documents, Fannie Mae will fund loans after closing and the advances are used to repay our primary warehouse facility.  Subsequently, Fannie Mae funds approximately 99% of the loan and Centerline Mortgage Capital Inc. (“CMC”) funds the remaining 1%.  CMC is later reimbursed by Fannie Mae when the assets are sold.  Interest on this facility accrues at a rate of LIBOR plus 1.15%, with a minimum rate of 1.50%.  The interest rate on this facility was 1.50% as of June 30, 2011 and 1.20% as of December 31, 2010.

CFin Holdings Credit Facility

On March 5, 2010, CFin Holdings entered into a Senior Secured Credit Agreement (the “CFin Holdings Credit Agreement”).  Under the terms of the CFin Holdings Credit Agreement, we were permitted to borrow up to $20.0 million (the “Initial Loan”), plus, under certain conditions, up to an additional $1.0 million in each calendar year until March 5, 2037.  We borrowed the $20 million at the time of the loan closing.  Borrowings under the CFin Holdings Credit Agreement were secured by a first priority lien on substantially all of CFin Holdings’ existing and future assets.  Borrowings under the CFin Holdings Credit Agreement bore interest at a rate of 10% per annum, which was paid-in-kind and capitalized to the outstanding principal balance on the last business day of March, June, September and December of each year.  Neither Centerline Holding Company nor its subsidiaries were guarantors of this facility.  In June 2011 CFin Holdings repaid $20.0 million in principal amount of this facility.  At that time the credit facility commitments were terminated, and accrued and capitalized interest of $2.6 million was waived resulting in a gain on settlement of liabilities in the amount of $2.6 million for the three and six months ended June 30, 2011.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Centerline Financial Credit Facility

In June 2006, Centerline Financial LLC entered into a senior credit agreement.  Under the terms of the agreement, Centerline Financial LLC is permitted to borrow up to $30.0 million until its maturity in June 2036, if needed to meet payment or reimbursement requirements under the yield transactions of Centerline Financial LLC (see Note 23).  Borrowings under the agreement will bear interest at our election of either:

•	LIBOR plus 0.40% or;

•	1.40% plus the higher of the prime rate or the federal funds effective rate plus 0.50%.

As of June 30, 2011, no amounts were borrowed under this facility.  Neither Centerline Holding Company nor its subsidiaries are guarantors of this facility.  Due to a wind-down event caused by a capital deficiency under Centerline Financial LLC’s operating agreement, which occurred in 2010, the Centerline Financial senior credit facility is in default as of June 30, 2011.  Amounts under the Centerline Financial senior credit facility are still available to be drawn, and we do not believe this default has a material impact on our financial statements or operations.

Also as a result of the wind-down event, Centerline Financial is restricted from making any member distributions and is restricted from engaging in any new business.

Consolidated Partnerships

As of June 30, 2011 and December 31, 2010, the capital structure of our Consolidated Partnerships comprised debt facilities that are non-recourse to us, including:

•	notes payable by the Tax Credit Fund Partnerships collateralized either by the funds’ limited partners’ equity subscriptions or by the underlying investments of the funds; and

•	mortgages and notes payable on properties.

Further information about our financing obligations is included under Commitments and Contingencies later in this section.

Commitments and Contingencies

Off-Balance Sheet Arrangements

The following table reflects our maximum exposure and the carrying amounts recorded to accounts payable, accrued expenses and other liabilities as of June 30, 2011 for guarantees we and our subsidiaries have entered into and other contingent liabilities:

(in thousands)	Maximum Exposure	Carrying Amount

Tax Credit Fund Partnerships credit intermediation(1)	$1,296,230	$21,441
Mortgage Banking loss sharing agreements(2)	862,368	28,764
Credit support to developers(3)	185,708	--
Centerline Financial credit intermediation(4)	33,715	889
General Partner property indemnifications	1,940	--
Contingent liabilities at the Consolidated Partnerships	11,270	--

	$2,391,231	$51,094

(1)   These transactions were undertaken to expand our Affordable Housing business by offering specified rates of return to customers. We have recorded a $73.4 million reserve for potential losses relating to these transactions but anticipate no material liquidity requirements in satisfaction of any arrangement. The carrying values disclosed above relate to the deferred fees we earn for the transactions that we recognize over the period until maturity of these credit intermediations.

(2)   The loss sharing agreements with Fannie Mae and Freddie Mac are a normal part of the DUS and DUI lender programs. The carrying value disclosed above is our estimate of potential exposure under the guarantees. Based on current expectations of defaults in the portfolio of loans, we anticipate that we may be required to pay between $4.0 and $6.0 million in the next 12 months.

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

b)	Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ending June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

We face a variety of risks that are substantial and inherent in our businesses, including market, liquidity, credit, operational and legal risks.  For a further discussion of these and other important factors that could affect our business, financial condition, results of operations, cash flows and liquidity, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K.

On August 5, 2011, Standard & Poor’s lowered the long-term sovereign credit rating of U.S. Government debt obligations from AAA to AA+.  On August 8, 2011, Standard & Poor’s also downgraded the long-term credit ratings of U.S. government-sponsored enterprises, including Freddie Mac and Fannie Mae.  These actions initially have had an adverse effect on the financial markets.  We are unable to predict the long term impact of such downgrades on the financial markets and the participants therein, which could be material and adverse.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Equity Securities purchased by us

The Board of Trustees has authorized a Common Share repurchase plan, enabling us to repurchase, from time to time, up to 3.0 million Common Shares in the open market; however, under the terms of our Term Loan and Revolving Credit Facility, we were restricted from acquiring capital stock while such facilities were outstanding.  The following table presents information related to repurchases of our equity securities during the second quarter of 2011 and other information related to our repurchase program:

Period	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans or program	Maximum number of shares that may yet be purchased under the plans or program
Common Shares
April 1 – 30, 2011	--	$--	--	--
May 1 – 31, 2011	--	--	--	--
June 1 – 30, 2011	--	--	--	--
Total	--	$--	--	303,854

Other information required by this item, as well as information regarding our share repurchase program and share compensation paid to our independent trustees, is included in Note 26 to our 2010 Form 10-K.

During the second quarter of 2011, we did not sell any securities that were not registered under the Securities Act of 1933.

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

CENTERLINE HOLDING COMPANY
(Registrant)

Date: August 15, 2011	By:	/s/ Robert L. Levy
Robert L. Levy President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Executive Officer)

Exhibit 101

INTERACTIVE DATA FILE

The following materials from Centerline Holding Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, formatted in XBRL:  (i) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010; (iii) Condensed Consolidated Statements of Changes in Equity for the six months ended June 30, 2011 and 2010; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (v) Notes to the Condensed Consolidated Financial Statements.