Form 10-Q
period 2011-09-30
CENTERLINE HOLDING CO
filed 2011-11-14
CIK 1043325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

______________

FORM 10-Q

______________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 11, 2011, there were 349.2 million outstanding shares of the registrant’s common shares of beneficial interest.

Table of Contents

CENTERLINE HOLDING COMPANY

FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2011	December 31, 2010
	(Unaudited)

Assets:
Cash and cash equivalents	$96,558	$119,598
Restricted cash	15,244	13,231
Investments:
Available-for-sale (Note 5)	434,689	485,280
Equity method (Note 6)	6,618	5,635
Mortgage loans held for sale and other assets (Note 7)	80,715	77,287
Investments in and loans to affiliates, net (Note 22)	4,160	510
Intangible assets, net	8,962	9,494
Mortgage servicing rights, net (Note 8)	69,875	65,614
Deferred costs and other assets, net (Note 9)	73,625	76,686
Consolidated partnerships (Note 10):
Equity method investments	3,122,559	3,302,667
Land, buildings and improvements, net	475,798	567,073
Other assets	266,457	282,665
Assets of discontinued operations	--	18

Total assets	$4,655,260	$5,005,758

Liabilities:
Notes payable and other borrowings (Note 11)	$215,602	$231,374
Financing arrangements and secured financing (Note 12)	621,693	665,875
Accounts payable, accrued expenses and other liabilities (Note 13)	191,178	237,804
Preferred shares of subsidiary (subject to mandatory repurchase)	55,000	55,000
Consolidated partnerships (Note 10):
Notes payable	160,214	137,054
Due to property partnerships	118,241	86,642
Other liabilities	314,668	273,409

Total liabilities	1,676,596	1,687,158

Redeemable securities (Note 14)	10,885	12,462

Commitments and contingencies (Note 24)

Equity:
Centerline Holding Company beneficial owners’ equity:
Special preferred voting shares; no par value; 11,867 shares issued and outstanding in 2011 and 12,731 shares issued and outstanding in 2010	119	127
Common shares; no par value; 800,000 shares authorized; 356,226 issued and 349,166 outstanding in 2011 and 355,362 issued and 348,302 outstanding in 2010	189,005	148,110
Treasury shares of beneficial interest – common, at cost; 7,060 shares in 2011 and 2010	(65,764)	(65,764)
Accumulated other comprehensive income	66,912	78,831

Centerline Holding Company total	190,272	161,304

Non-controlling interests (Note 15)	2,777,507	3,144,834

Total equity	2,967,779	3,306,138

Total liabilities and equity	$4,655,260	$5,005,758

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Interest income	$9,955	$10,814	$30,048	$33,354
Fee income	8,379	6,872	24,938	23,460
Gain on sale of mortgage loans	7,398	7,601	20,869	18,911
Other	393	521	1,962	1,529
Consolidated partnerships (Note 10):
Interest income	255	477	940	1,300
Rental income	26,022	27,395	77,719	79,300
Other	262	299	1,352	1,704
Total revenues	52,664	53,979	157,828	159,558
Expenses:
General and administrative (Note 16)	25,981	19,309	71,873	106,749
(Recovery) provision for losses (Note 17)	(39,644)	5,236	(48,305)	(94,093)
Interest	21,599	18,815	51,173	49,342
Interest – distributions to preferred shareholders of subsidiary	960	2,320	2,880	6,959
Depreciation and amortization	3,712	5,645	10,966	17,705
Loss on impairment of assets (Note 18)	--	24,492	--	59,519
Consolidated partnerships (Note 10):
Interest	4,919	3,645	13,584	12,528
Loss on impairment of assets	--	1,150	60,349	23,350
Other expenses	45,603	39,170	163,937	189,124
Total expenses	63,130	119,782	326,457	371,183
Loss before other income	(10,466)	(65,803)	(168,629)	(211,625)
Other (loss) income:
Equity and other loss, net	--	(14)	--	(198)
Gain on settlement of liabilities	--	--	4,368	25,253
Gain from repayment or sale of investments	132	121	1,456	2,323
Other losses from consolidated partnerships (Note 10)	(53,798)	(73,275)	(237,834)	(298,709)
Loss from continuing operations before income tax provision	(64,132)	(138,971)	(400,639)	(482,956)
Income tax benefit (provision) – continuing operations	87	434	(93)	(100)
Net loss from continuing operations	(64,045)	(138,537)	(400,732)	(483,056)
Discontinued operations (Note 2):
Income from discontinued operations before income taxes	--	618	253	140,676
Gain on sale of discontinued operations, net	--	--	--	20,500
Income tax provision – discontinued operations	--	--	--	(531)
Net income from discontinued operations	--	618	253	160,645
Net loss	(64,045)	(137,919)	(400,479)	(322,411)
Net loss attributable to non-controlling interests (Note 15)	87,860	106,653	434,738	396,933
Net income (loss) attributable to Centerline Holding Company shareholders	$23,815	$(31,266)	$34,259	$74,522
Net income (loss) per share (Note 19):
Basic
Income (loss) from continuing operations	$0.07	$(0.09)	$0.10	$1.12
Income (loss) from discontinued operations	$--	$-- (1)	$-- (1)	$0.25
Diluted
Income (loss) from continuing operations	$0.07	$(0.09)	$0.10	$1.12
Income (loss) from discontinued operations	$--	$-- (1)	$-- (1)	$0.25
Weighted average shares outstanding (Note 19):
Basic	349,166	348,302	348,995	279,830
Diluted	349,166	348,302	348,995	280,785
(1) Amount calculates to less than one cent loss per share.

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands)
(Unaudited)

	Convertible CRA Shares	Special Preferred Voting Shares	Special Series A Shares		Common Shares		Treasury Shares	Accumulated Other Comprehensive Income (loss)	Non-Controlling Interests	Total	Comprehensive Income (loss)	Redeemable Securities
			Shares		Shares
January 1, 2011	$--	$127	--	$--	348,302	$148,110	$(65,764)	$78,831	$3,144,834	$3,306,138	$--	$12,462
Net income (loss)	--	--	--	--	--	34,259	--	--	(434,738)	(400,479)	(400,479)	--
Unrealized losses, net	--	--	--	--	--	--	--	(11,919)	(24)	(11,943)	(11,943)	--
Share-based compensation	--	--	--	--	--	62	--	--	--	62	--	--
Exchange of Convertible Special Common Units to Common Shares	--	(8)	--	--	864	6,903	--	--	(7,102)	(207)	--	--
Fair value accretion	--	--	--	--	--	(340)	--	--	--	(340)	--	340
Contributions	--	--	--	--	--	11	--	--	79,116	79,127	--	--
Conversions or redemptions	--	--	--	--	--	--	--	--	--	--	--	(1,917)
Net increase due to newly consolidated general partnerships	--	--	--	--	--	--	--	--	4,867	4,867	--	--
Distributions	--	--	--	--	--	--	--	--	(9,446)	(9,446)	--	--
September 30, 2011	$--	$119	--	$--	349,166	$189,005	$(65,764)	$66,912	$2,777,507	$2,967,779	$(412,422)	$10,885
	Convertible CRA Shares	Special Preferred Voting Shares	Special Series A Shares		Common Shares		Treasury Shares	Accumulated Other Comprehensive Income (loss)	Non-Controlling Interests	Total	Comprehensive Income	Redeemable Securities
			Shares		Shares
January 1, 2010	$(1,235)	$127	--	$--	53,820	$(104,054)	$(65,351)	$(1,007,837)	$3,361,785	$2,183,435	$--	$332,480
Net income (loss)	--	--	--	--	--	74,522	--	--	(396,933)	(322,411)	(322,411)	--
Allocation of earnings	32	--	--	59,101	--	(59,133)	--	--	--	--	--	--
Unrealized gains, net	--	--	--	--	--	--	--	85,501	16,664	102,165	102,165	--
Share-based compensation	--	--	--	--	7,343	2,310	--	--	--	2,310	--	--
Conversions or redemptions	--	--	--	--	258	305	--	--	(385)	(80)	--	--
Fair value accretion	--	--	--	--	--	(1,332)	--	--	--	(1,332)	--	1,332
Contributions	--	--	--	--	--	--	--	--	135,881	135,881	--	--
Issuance of and conversion to Special Series A Shares	1,203	--	19,325	46,480	--	286,231	--	--	--	333,914	--	(321,484)
Adoption of ASU 2009-17	--	--	--	--	--	(55,123)	--	994,595	(321,024)	618,448	--	--
Treasury shares	--	--	--	--	(2,999)	--	(413)	--	--	(413)	--	--
Net increase due to deconsolidation	--	--	--	--	--	(1,756)	--	(16,383)	446,873	428,734	--	--
Net decrease due to newly consolidated general partnerships	--	--	--	--	--	--	--	--	(13,014)	(13,014)	--	--
Distributions	--	--	--	--	--	--	--	--	(13,632)	(13,632)	--	--
September 30, 2010	$--	$127	19,325	$105,581	58,422	$141,970	$(65,764)	$55,876	$3,216,215	$3,454,005	$(220,246)	$12,328

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(400,479)	$(322,411)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Non-cash loss from consolidated partnerships	444,951	352,158
Gain from repayment or sale of investments	(1,456)	(2,323)
Gain on sale of discontinued operations	--	(20,500)
Gain on settlement of liabilities	(4,368)	(25,253)
Lease termination costs	(1,081)	(48,039)
Credit intermediation assumption fees	3,599	26,526
Reserves for bad debts, net of reversals	8,076	3,815
Affordable Housing loss reserve	(57,700)	(58,000)
Loss on impairment of assets	--	59,519
Depreciation and amortization	10,966	17,705
Equity in losses of unconsolidated entities, net	--	198
Share-based compensation expense	62	2,310
Non-cash expenses relating to issuance of Special Series A Shares	--	2,842
Non-cash impact of derivatives	9,817	7,697
Non-cash interest expense	8,393	11,142
Other non-cash expense, net	2,366	1,958
Capitalization of mortgage servicing rights	(12,646)	(11,231)
Changes in operating assets and liabilities:
Mortgage loans held for sale	(3,842)	(28,566)
Receivables	(1,569)	(2,300)
Other assets	(865)	(441)
Allowance for risk-sharing obligations	(1,160)	7,427
Deferred revenues	(2,448)	(15,273)
Accounts payable, accrued expenses and other liabilities	434	(7,034)
Changes in operating assets and liabilities of discontinued operations	--	1,663
Net cash flow provided by (used in) operating activities	1,050	(46,411)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale and repayment of available-for-sale securities	147	171
Sale and repayments of mortgage loans held for investment	--	3,987
Repayment of mortgage loans held for investment	322	--
Proceeds from sale of discontinued operations	--	37,795
Advances to partnerships	--	(790)
Deferred investment acquisition cost	--	(44)
(Increase) decrease in restricted cash, escrows and other cash collateral	(2,013)	5,680
Acquisition of furniture, fixtures and leasehold improvements	(1,524)	(713)
Equity investments and other investing activities	(1,860)	547
Net cash flow (used in) provided by investing activities	(4,928)	46,633

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to equity holders	(4,669)	(4,669)
Repayments of term loan	--	(23,818)
Repayment of Centerline Financial Holdings Credit Facility	(20,000)	--
Proceeds from Centerline Financial Holdings Credit Facility	--	20,000
(Decrease) increase in mortgage banking warehouse and repurchase facilities	(179)	28,319
Increase (decrease) in revolving credit facility	6,100	(1,500)
Proceeds from Special Series A Preferred Shares, net of offering costs	--	9,558
Redemption of Convertible Redeemable CRA Shares	(161)	--
Deferred financing and other offering costs	(271)	(33)
Net cash flow (used in) provided by financing activities	(19,180)	27,857
Net (decrease) increase in cash and cash equivalents	(23,058)	28,079
Cash and cash equivalents at the beginning of the period	119,616	95,728
Cash and cash equivalents at the end of the period	96,558	123,807
Less cash and cash equivalents of discontinued operations	--	133
Cash and cash equivalents of continuing operations at end of period	$96,558	$123,674
Non-cash investing and financing activities:
Net change in re-securitized mortgage revenue bonds:
Secured financing liability	$(44,182)	$53,125
Mortgage revenue bonds	$48,779	$(63,938)
(Increase) in Series B Freddie Mac Certificates	$(2,164)	$(916)
(Increase) decrease in Series A-1 Freddie Mac Certificates	$(2,433)	$11,729
Exchange of Convertible Special Common Units to Common Shares	$7,102	$--
Conversion of redeemable securities to Special Series A Shares	$--	$321,484
Treasury stock purchase via employee withholding	$--	$413
Debt assumed by third parties	$--	$65,000
Issuance of Special Series A Shares	$--	$2,842

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – Description of Business and Basis of Presentation

A.	Description of Business

Centerline Holding Company (“CHC”), through its subsidiaries, provides real estate financing and asset management services, focused on affordable and conventional multifamily housing.  We offer a range of both debt and equity financing, investment products and asset management services to developers, owners, and investors.  We are structured to originate, underwrite, service, manage, refinance or sell through all phases of an asset’s life cycle.  As a leading sponsor of Low-Income Housing Tax Credit (“LIHTC”) funds, we have raised more than $10 billion in equity across 136 funds.  Today we manage $9.3 billion of investor equity within 116 funds and invest in approximately 1,200 assets spanning over 47 U.S. states.  The firm’s multifamily lending platform services $11.2 billion in loans and mortgage revenue bonds.  A substantial portion of our business is conducted through our subsidiaries, generally under the designation Centerline Capital Group Inc. (“CCG”).  The term “we” (“us”, “our” or “the Company”) as used throughout this document may refer to a subsidiary or the business as a whole, while the term “parent trust” refers only to CHC as a stand-alone entity.

We manage our operations through five reportable segments.  Our reportable segments consist of three operating segments and two non-operating segments: Corporate and Consolidated Partnerships.  Our three operating segments are:

Affordable Housing, provides a broad spectrum of debt and equity financing products for affordable multifamily housing, offers investment opportunities and fund management services to investors in affordable multifamily equity and affordable debt, manages the disposition of assets at the end of the fund’s life and manages our retained interests from the December 2007 re-securitization of our mortgage revenue bond portfolio with Federal Home Loan Mortgage Corporation (“Freddie Mac”);

Mortgage Banking, provides mortgage financing products for conventional multifamily housing, manufactured housing and student housing; and

Asset Management, is responsible for active management of multifamily real estate assets owned by our Affordable Housing investment funds and reporting on fund performance, managing construction risk during the construction process, actively managing specially serviced assets, monitoring our real estate owned portfolio, and maximizing the value of each asset up to the disposition of assets at the end of the fund’s life.

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

C.	Recently Issued Accounting Pronouncements

•
In January 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-01, Receivables (Topic 310):Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  The amendments temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities.  Under the existing effective date in ASU 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010.  The amendments in this update temporarily defer that effective date, enabling public-entity creditors to provide those disclosures after the FASB clarifies the guidance for determining what constitutes a troubled debt restructuring.  This update will result in more consistent disclosures about troubled debt restructurings.  This amendment does not defer the effective date of the other disclosure requirements in ASU 2010-20.  ASU 2011-01 is effective upon issuance.  The adoption of ASU 2010-20 and ASU 2011-01 did not have a material impact on our consolidated financial statements.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  The update clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings.  The update is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption for public companies.  The adoption of ASU 2011-02 did not have a material impact on our consolidated financial statements.

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

•
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  Prior to the issuance of ASU 2011-05, existing GAAP allowed three alternatives for presentation of other comprehensive income (“OCI”) and its components in financial statements.  ASU 2011-05 removes the option to present the components of OCI as part of the statement of changes in equity.  In addition, ASU 2011-05 requires consecutive presentation of the statement of operations and OCI and presentation of reclassification adjustments on the face of the financial statements from OCI to net income.  These changes apply to both annual and interim financial statements commencing, with retrospective application, for the fiscal periods beginning after December 15, 2011, with early adoption permitted.  We do not expect the adoption of ASU 2011-05 to have a material impact on our consolidated financial statements.

•
In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350):  Testing Goodwill for Impairment.  This update allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying value.  The update will be effective for interim and annual testing performed in fiscal years beginning after December 15, 2011, with early application permitted.  We do not expect the adoption of ASU 2011-08 to a have an impact on our consolidated financial statements.

D. Reclassification

Certain amounts in September 30, 2010 financial statements have been reclassified to conform to the September 30, 2011 presentation. There was no effect on net income/loss for the periods.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – Discontinued Operations

On March 5, 2010, we completed a comprehensive restructuring of the Company (the “March 2010 Restructuring”), whereby we:

•	sold our Portfolio Management business and the portion of the Commercial Real Estate Group that was not affiliated with loan originations;

•	amended and restructured our senior credit facility;

•	restructured various components of our equity and issued a new series of shares;

•	restructured our credit intermediation agreements (see Note 24); and

•	settled the majority of our unsecured liabilities.

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

Operating results from discontinued operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Operating revenues	$--	$--	$--	$1,096,318
Operating expenses	--	618	253	(1,047,406)
Operating income from discontinued operations	--	618	253	48,912 (1)
Gain from liquidation of fund partnership	--	--	--	91,764 (2)
Gain on sale of discontinued operations	--	--	--	20,500
Income tax provision	--	--	--	(531)
Net income from discontinued operations	--	618	253	160,645
Net income attributed to non-controlling interests – discontinued operations	--	--	--	(89,918)
Net income attributed to Centerline Holding Company shareholders – discontinued operations	$--	$618	$253	$70,727

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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the information about our assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2011 and December 31, 2010, and indicate the fair value hierarchy of the valuation techniques we utilize to determine fair value:

(in thousands)	Level 1	Level 2	Level 3	Balance as of September 30, 2011

Measured on a recurring basis:
Assets
Available-for-sale investments:
Freddie Mac Certificates:
Series A-1	$--	$--	$135,856	$135,856
Series B	--	--	63,018	63,018
Mortgage revenue bonds	--	--	235,815	235,815
Total available-for-sale investments	$--	$--	$434,689	$434,689
Interest rate swaps and derivatives	$--	$1,662	$--	$1,662
Liabilities
Interest rate swaps and derivatives	$--	$29,452	$--	$29,452

Measured on a non-recurring basis:
Assets
Mortgage loans held-for-sale	$--	$79,207	$--	$79,207
Mortgage servicing rights	--	--	69,875	69,875
	$--	$79,207	$69,875	$149,082

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in thousands)	Level 1	Level 2	Level 3	Balance as of December 31, 2010

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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents additional information about assets measured at fair value on a recurring basis and for which we utilized Level 3 inputs to determine fair value:

	Three Months Ended September 30, 2011
(in thousands)	Series A-1 Freddie Mac Certificates	Series B Freddie Mac Certificates		Mortgage revenue bonds		Total
Balance at July 1, 2011	$132,473	$63,237		$260,975		$456,685
Total realized and unrealized gains or (losses):
Realized gain recorded in Condensed Consolidated Statements of Operations	--	151	(1)	--		151
Unrealized gain (loss) recorded in other comprehensive income (loss)	3,386	994		(21,677)		(17,297)
Amortization or accretion	(3)	(1,638)		45		(1,596)
Purchases, issuances, settlements and other adjustments(2)	--	274		(3,528	)(3)	(3,254)
Net transfers in and/or out of Level 3	--	--		--		--
Balance at September 30, 2011	$135,856	$63,018		$235,815		$434,689
Amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2011	$--	$151		$--		$151

	Nine Months Ended September 30, 2011
(in thousands)	Series A-1 Freddie Mac Certificates	Series B Freddie Mac Certificates		Mortgage revenue bonds		Total
Balance at January 1, 2011	$129,406	$63,215		$292,659		$485,280
Total realized and unrealized gains or (losses):
Realized gain recorded in Condensed Consolidated Statements of Operations	--	1,186	(1)	--		1,186
Unrealized gain (loss) recorded in other comprehensive income (loss)	4,027	4,693		(25,126)		(16,406)
Amortization or accretion	(10)	(8,240)		140		(8,110)
Purchases, issuances, settlements and other adjustments(2)	2,433	2,164		(31,858	)(4)	(27,261)
Net transfers in and/or out of Level 3	--	--		--		--
Balance at September 30, 2011	$135,856	$63,018		$235,815		$434,689
Amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2011	$--	$1,186		$--		$1,186

(1)	Includes amounts recorded in “Gain from repayment or sale of investments” in the Condensed Consolidated Statements of Operations.
(2)	No purchases, issuances or settlements occurred during the reporting period.
(3)
Reflects elimination in consolidation of mortgage revenue bonds as a result of the consolidation of the underlying properties upon obtaining control of the related property partnerships in 2011 and principal paydowns.

(4)
Reflects de-recognition of three mortgage revenue bonds and elimination in consolidation of four mortgage revenue bonds as a result of the consolidation of the underlying properties upon obtaining control of the related property partnerships in 2011 and principal paydowns, net of re-recognition of eight mortgage revenue bonds in the 2007 re-securitization as assets (see Note 5).

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30, 2010
(in thousands)	Series A-1 Freddie Mac Certificates	Series B Freddie Mac Certificates		Mortgage Revenue Bonds		Total

Balance at July 1, 2010	$169,470	$59,629		$301,274		$530,373
Total realized and unrealized gains or (losses):
Realized loss recorded in Condensed Consolidated Statements of Operations	--	(24,478	)(1)	--		(24,478)
Unrealized gain (loss) recorded in other comprehensive income (loss)	2,760	29,069		(2,153)		29,676
Amortization or accretion	--	(3,422)		54		(3,368)
Purchases, issuances, settlements and other adjustments(3)	1,035	(417)		(17,734)	(4)	(17,116)
Net transfers in/out of Level 3	--	--		--		--
Balance at September 30, 2010	$173,265	$60,381		$281,441		$515,087
Amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2010	$--	$(24,478)		$--		$(24,478)

	Nine Months Ended September 30, 2010
(in thousands)	Series A-1 Freddie Mac Certificates	Series B Freddie Mac Certificates		Mortgage revenue bonds		Total
Balance at January 1, 2010	$183,093	$61,003		$245,671		$489,767
Total realized and unrealized gains or (losses):
Realized (loss) gain recorded in Condensed Consolidated Statements of Operations	--	(61,484	)(1)	6	(2)	(61,478)
Unrealized gain (loss) recorded in other comprehensive income (loss)	1,900	70,954		(2,236)		70,618
Amortization or accretion	--	(9,390)		168		(9,222)
Purchases, issuances, settlements and other adjustments(3)	(11,728)	(702)		37,832	(4)	25,402
Net transfers in/out of Level 3	--	--		--		--
Balance at September 30, 2010	$173,265	$60,381		$281,441		$515,087
Amount of total (losses) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2010	$--	$(61,484)		$6		$(61,478)

(1)	Includes amounts recorded in “Loss on impairment of assets” and in “Gain from repayment or sale of investments” in the Condensed Consolidated Statements of Operations.
(2)	Recorded in “Gain from repayment or sale of investments” in the Condensed Consolidated Statements of Operations.
(3)	No purchases, issuances or settlements occurred during the reporting period.
(4)	Reflects re-recognition of mortgage revenue bonds in the 2007 re-securitization as assets, net of bonds that were de-recognized during the period and principal paydowns (see Note 5).

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

Preferred shares of subsidiary (subject to mandatory repurchase)	Fair value is determined as described for Series A-1 Freddie Mac certificates in Note 2 to the 2010 Form 10-K as the preferred shares are economically defeased by those investments.

Fixed-rate notes payable	Fair value is estimated by utilizing the present value of the expected cash flows discounted at a rate for comparable tax-exempt investments.

The following table presents information about our financial assets and liabilities that are not carried at fair value:

	September 30, 2011		December 31, 2010
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Mortgage loans held for investment	$1,360	$1,360	$1,405	$1,405
Other investments	146	32	502	191
Financing arrangements and secured financing	621,693	489,009	665,875	595,163
Preferred shares of subsidiary (subject to mandatory repurchase)	55,000	62,885	55,000	62,744

Consolidated Partnerships:
Fixed-rate notes payable	160,214	92,393	137,054	88,126

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

Collateral	Balance Sheet Classification	Carrying Amount of Collateral at September 30, 2011 (in thousands)	Associated Debt Facility/Liability

Cash at Centerline Mortgage Capital Inc. (“CMC”)	Restricted cash	$11,884	Mortgage loan loss sharing agreements (Note 24)

Cash at Centerline Financial LLC	Cash and cash equivalents	$66,572	Affordable Housing Yield transactions (Note 24) and Centerline Financial undrawn credit facility (Note 11)(1)

Cash at Centerline Guaranteed Holdings	Cash and cash equivalents	$28	Affordable Housing Yield transactions (Note 24)

Series A-1 Freddie Mac certificates at Centerline Equity Issuer Trust	Investments – available-for-sale – Freddie Mac certificates (Note 5)	$116,344	Preferred shares of subsidiary(2)

Series A-1 Freddie Mac Certificates at Centerline Guaranteed Holdings	Investments – available-for-sale – Freddie Mac certificates (Note 5)	$19,512	Affordable Housing Yield transactions (Note 24)

Mortgage loans at CMC and Centerline Mortgage Partners Inc. (“CMP”)	Other investments – mortgage loans held for sale (Note 7)	$79,207	Mortgage Banking warehouse and repurchase facilities

Collateral posted with counterparties at Centerline Guaranteed Holdings	Deferred costs and other assets, net (Note 9)	$45,485	Affordable Housing Yield transactions (Note 24)

(1)	These assets are subject to a priority lien related to certain of the Affordable Housing Yield transactions and a subordinated lien related to the Centerline Financial LLC undrawn credit facility.
(2)	While not collateral, these assets economically defease the preferred shares of subsidiary.

We are required by our mortgage loan loss sharing agreements with Freddie Mac to provide security for payment of the reimbursement obligation.  The collateral can include a combination of the net worth of one of our Mortgage Banking subsidiaries, a letter of credit and/or cash.  To meet this collateral requirement, we have provided to Freddie Mac letters of credit totaling $12.0 million issued by Bank of America as a part of our Revolving Credit Facility (see Note 24).

In accordance with the requirements of its operating agreement, Centerline Financial LLC (“CFin” or “Centerline Financial”) has a cash balance of $66.6 million as of September 30, 2011 in order to maintain its minimum capital requirements.  In addition, in accordance with the requirements of the Centerline Financial operating agreement, one of our subsidiaries pledged two taxable bonds with an aggregate notional amount of $3.3 million and the associated cash received on these bonds to Centerline Financial in order to maintain its minimum capital requirements.  As these assets are pledged between two of our subsidiaries they were excluded from the table above.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – Available-for-Sale Investments

Available-for-sale investments consisted of:

(in thousands)	September 30, 2011	December 31, 2010

Freddie Mac Certificates:
Series A-1	$135,856	$129,406
Series B	63,018	63,215
Mortgage revenue bonds	235,815	292,659
Total	$434,689	$485,280

A.	Freddie Mac Certificates

We retained Series A-1 and Series B Freddie Mac Certificates in connection with the December 2007 re-securitization of the mortgage revenue bond portfolio with Freddie Mac.  The Series A-1 Freddie Mac Certificates are fixed rate securities, whereas the Series B Freddie Mac Certificates are residual interests of the re-securitization trust.

Series A-1

Information with respect to the Series A-1 Freddie Mac Certificates is as follows:

(in thousands)	September 30, 2011	December 31, 2010

Amortized cost basis	$177,582	$177,592
Gross unrealized gains	23,552	17,865
Fair value	201,134	195,457
Less: eliminations(1)	(65,278)	(66,051)

Consolidated fair value	$135,856	$129,406

(1)   A portion of the Series A-1 Freddie Mac Certificates relate to re-securitized mortgage revenue bonds that are not reflected as sold for GAAP purposes.  Accordingly, that portion is eliminated in consolidation.  The change from December 31, 2010 resulted from the re-recognition of three mortgage revenue bonds and the de-recognition of five bonds due to the transfer in and out of special servicing and fluctuation due to change in the fair value of the asset.

During the nine months ended September 30, 2011 and 2010, we received $8.1 million and $11.6 million in cash, respectively, in interest from the Series A-1 Freddie Mac Certificates ($2.7 million and $3.9 million in the third quarter of 2011 and 2010, respectively).

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Series B

Information with respect to the Series B Freddie Mac Certificates is as follows:

(in thousands)	September 30, 2011	December 31, 2010
Amortized cost basis(1)	$32,222	$42,021
Gross unrealized gains (losses)(1)	34,510	(6,067)
Subtotal/fair value	66,732	35,954
Less: eliminations(2)	(3,714)	27,261
Consolidated fair value	$63,018	$63,215
(1)  The unrealized gains (losses) presented above do not include cumulative impairments of $130.8 million as of September 30, 2011 which reflect losses due to credit deterioration of the underlying assets. Amortized cost is shown net of these amounts.

(2)  A portion of the Series B Freddie Mac Certificates relates to re-securitized mortgage revenue bonds that were not reflected as sold. Accordingly, that portion is eliminated in consolidation. The change from December 31, 2010 primarily resulted from the fluctuations due to changes in the fair value of the asset.

During the nine months ended September 30, 2011 and 2010, we received $20.3 million and $21.2 million in cash, respectively, in interest from the Series B Freddie Mac Certificates ($7.0 million and $6.9 million in the third quarter of 2011 and 2010, respectively).

Delinquent collateral loans underlying the certificates had an unpaid principal balance of $190.7 million and $190.0 million at September 30, 2011 and December 31, 2010, respectively; projected remaining losses are estimated 6.01% or $153.4 million of the underlying securitization.  During the nine months ended September 30, 2011, there were no actual losses in the underlying securitization.  Due to projections of declining cash flows (including the projected impact of a restructuring of the underlying mortgage revenue bonds as discussed in Note 18), we recorded other-than-temporary impairments (“OTTI”) of $61.6 million on these investments for the nine months ended September 30, 2010 ($24.5 million in the third quarter of 2010).  No impairments were recorded for the three and nine months ended September 30, 2011.

During the first half of 2010, two of the underlying mortgage revenue bonds which were in foreclosure were sold out of the securitization trust to third parties at a value below the bonds’ outstanding principal balance.  One of the bonds was included in the stabilized escrow pool.  In order to fully pay down the bond’s outstanding principal, plus accrued interest, to the Series A-1 Freddie Mac Certificates as required per the securitization agreements, a release of $4.4 million was made from the stabilization escrow.  A loss of $4.8 million for the other mortgage revenue bond will be absorbed by the principal of the Series B Freddie Mac Certificates.

Key fair value assumptions used in measuring the Series B Freddie Mac Certificates are provided in the table below:

	September 30, 2011		December 31, 2010

Weighted average discount rate	26.0%		26.0%
Constant prepayment rate	90.0%		90.0%
Weighted average life	8.5	years	9.1	years
Constant default rate	2.0%		2.0%
Default severity rate	21.0%		21.0%

The weighted average life of the assets in the pool that can be prepaid was 8.3 years as of September 30, 2011 and 8.8 years as of December 31, 2010.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value and the sensitivity of the fair value to immediate adverse changes in those assumptions are as follows:

(in thousands)	September 30, 2011
Fair value of Freddie Mac B Certificates	$63,018

Constant prepayment rate:
Fair value after impact of 5% adverse change	62,774
Fair value after impact of 10% adverse change	61,970

Discount rate:
Fair value after impact of 5% adverse change	54,605
Fair value after impact of 10% adverse change	48,132

Constant default rate:
Fair value after impact of 1% adverse change	57,020
Fair value after impact of 2% adverse change	51,292

Default severity rate:
Fair value after impact of 5% adverse change	61,582
Fair value after impact of 10% adverse change	60,147

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

B.	Mortgage Revenue Bonds

The following table summarizes our mortgage revenue bond portfolio:

(in thousands)	September 30, 2011	December 31, 2010

Securitized:
Included in December 2007 re-securitization transaction and accounted for as financed	$232,294	$289,614
Not securitized	3,521	3,045
Total at fair value	$235,815	$292,659

Our mortgage revenue bond portfolio increased from 48 bonds (as of December 31, 2010) to 49 bonds (as of September 30, 2011) while the value of the portfolio decreased from $292.7 million to $235.8 million.  The decrease in the value of our mortgage revenue bond portfolio is attributable to (i) the transfer out of special servicing and the de-recognition of three bonds in the amount of $21.4 million, (ii) the elimination in consolidation of four additional bonds in the amount of $24.3 million as a result of the consolidation of the underlying properties upon obtaining control of the related property partnerships in 2011, (iii) principal paydowns of $7.0 million and (iv) the change in fair value of $25.1 million, (v) offset by the transfer into special servicing and the re-recognition of eight bonds in the amount of $20.8 million.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amortized cost basis of our portfolio of mortgage revenue bonds and the related unrealized gains and losses are as follows:

(in thousands)	September 30, 2011	December 31, 2010
Amortized cost basis	$256,866	$293,203
Gross unrealized gains	25,209	16,650
Gross unrealized losses	(46,260)	(17,194)
Fair value	$235,815	$292,659

For mortgage revenue bonds in an unrealized loss position as of the dates presented, the fair value and gross unrealized losses, aggregated by length of time that individual bonds have been in a continuous unrealized loss position, is summarized in the table below:

(dollars in thousands)	Less than 12 Months	12 Months or More	Total
September 30, 2011
Number	19	8	27
Fair value	$75,253	$31,276	$106,529
Gross unrealized losses	$26,506	$19,754	$46,260
December 31, 2010
Number	17	4	21
Fair value	$73,396	$25,292	$98,688
Gross unrealized losses	$9,230	$7,964	$17,194

We have evaluated the nature of the unrealized losses above and have concluded that they are temporary and should not be realized at this time as de-recognition of these bonds, should it occur, would not result in a loss.

NOTE 6 – Equity Method Investments

The table below provides the components of equity method investments as of:

(in thousands)	September 30, 2011	December 31, 2010
Equity interests in tax credit partnerships	$6,618	$5,635

We acquire interests in entities that own tax credit properties.  We hold these investments on a short-term basis for inclusion in current or future Affordable Housing Segment investment fund offerings.  We expect to sell these investments at cost into these funds.  During February 2011, we sold our December 31, 2010 equity method investments to a multi-investor LIHTC fund upon its closing which raised $119.3 million in gross equity.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – Mortgage Loans Held for Sale and Other Assets

The table below presents the components of other investments as of the dates presented:

(in thousands)	September 30, 2011	December 31, 2010
Mortgage loans held for sale	$79,207	$75,365
Mortgage loans held for investment	1,360	1,405
Stabilization escrow	2	15
Other investments	146	502
Total	$80,715	$77,287

A.	Mortgage Loans Held for Sale

Mortgage loans held for sale include originated loans pre-sold to Government Sponsored Enterprises (“GSEs”), such as Fannie Mae and Freddie Mac or to the Government National Mortgage Association (“Ginnie Mae”) under contractual sale obligations that normally settle within 30 days of origination.  In many cases, the loans sold to GSEs are used as collateral for mortgage-backed securities issued and guaranteed by GSEs and traded in the open market.  Mortgage loans held for sale can differ widely from period to period depending on the timing and size of originated mortgages and variances in holding periods prior to sale.  Loans closed and funded during the nine months ended September 30, 2011 were $664.6 million.  Loans sold and settled during the nine months ended September 30, 2011 were $660.8 million.

B.	Mortgage Loans Held for Investments

Mortgage loans held for investments are made up primarily of promissory notes that we hold net of any reserve for uncollectibility.

C.	Stabilization Escrow

(in thousands)	September 30, 2011	December 31, 2010
Cash balance	$41,229	$41,242
Reserve for non-recovery	(41,227)	(41,227)
Total	$2	$15

During the nine months ended September 30, 2011, we received $31 thousand from interest income, as compared to $4.5 million for the nine months ended September 30, 2010 ($8 thousand and $2.1 million for the third quarter 2011 and 2010, respectively), primarily as a result of escrow releases (due to construction completion and/or stabilization of the underlying properties).

In connection with management’s strategy to manage the risks arising from the operations of certain property partnerships (see Affordable Housing Transactions in Note 24), we expect the remaining cash balance to be used to restructure the debt of those property partnerships.  Accordingly, we recorded a reserve to reflect the impairment of the non-recoverable cash balance.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 – Mortgage Servicing Rights, Net

The components of the change in MSRs and related reserves were as follows:

(in thousands)

Balance at January 1, 2010	$60,423
MSRs capitalized	11,231
Amortization	(7,857)
Balance at September 30, 2010	$63,797
Balance at January 1, 2011	$65,614
MSRs capitalized	12,646
Amortization	(8,385)
Balance at September 30, 2011	$69,875

While the balances above reflect our policy to record MSRs initially at fair value and amortize those amounts, presented below is information regarding the fair value of the MSRs.  The fair value and significant assumptions used in estimating it are as follows:

	September 30, 2011	December 31, 2010

Fair value of MSRs	$75,164	$72,566
Weighted average discount rate	17.60%	17.64%
Weighted average pre-pay speed	9.55%	9.24%
Weighted average lockout period (years)	4.1	4.1
Weighted average default rate	0.80%	0.62%
Cost to service loans	$2,313	$2,219
Acquisition cost (per loan)	$1,482	$1,477

The table below illustrates hypothetical fair values of MSRs, caused by assumed immediate changes to key assumptions that are used to determine fair value.

(in thousands)	September 30, 2011
Fair value of MSRs	$75,164

Prepayment speed:
Fair value after impact of 10% adverse change	74,306
Fair value after impact of 20% adverse change	73,830

Discount rate:
Fair value after impact of 10% adverse change	71,528
Fair value after impact of 20% adverse change	68,236

Default rate:
Fair value after impact of 10% adverse change	75,060
Fair value after impact of 20% adverse change	74,947

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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Servicing fees we earned as well as those received with respect to the December 2007 re-securitization transaction (all of which are included in “Fee Income” in our Condensed Consolidated Statements of Operations) are as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Total servicing fees	$6,223	$5,742	$18,199	$16,952
Servicing fees from securitized assets (included in Total servicing fees)	$528	$538	$1,596	$1,551

NOTE 9 – Deferred Costs and Other Assets, Net

The table below provides the components of deferred costs and other assets, net as of the dates presented:

(in thousands)	September 30 , 2011	December 31, 2010

Deferred financing and other costs	$11,263	$12,317
Less: Accumulated amortization(1)	(4,047)	(3,984)

Net deferred costs	7,216	8,333

Collateral posted with counterparties	45,551	46,327
Interest and fees receivable, net	5,501	4,749
Other receivables	5,189	9,165
Furniture, fixtures and leasehold improvements, net	2,301	1,643
Other	7,867	6,469

Total	$73,625	$76,686
(1) Excludes items included in deferred financing and other costs that have been fully amortized.

NOTE 10 – Consolidated Partnerships

The Company, through its Affordable Housing Segment originates and manages LIHTC investment funds (“Tax Credit Fund Partnerships”).  The Company through one of its affiliates controls special limited partnership (“SLP”) interests in each of the property-level partnerships (“Tax Credit Property Partnerships”) acquired by the investment funds.  In our role as SLP, we are able to remove the existing general partner from the Tax Credit Property Partnerships and assume control only for due cause related to the nonperformance of the general partner.  The Tax Credit Fund Partnerships and Tax Credit Property Partnerships, in which the Company has a substantive controlling general partner or managing member interest or in which it has concluded it is the primary beneficiary of a variable interest entity (“VIE”), are being consolidated although the Company has virtually no economic interest in such entities.  These Tax Credit Fund Partnerships and Tax Credit Property Partnerships are included within our Consolidated Partnerships.

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

Financial information presented as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 for certain of the Tax Credit Fund Partnerships and Tax Credit Property Partnerships is as of June 30, 2011 and the three and nine months ended June 30, 2011 and 2010 respectively, the most recent date for which information is available.  Similarly, the financial information presented as of December 31, 2010 for those partnerships is as of September 30, 2010.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets and liabilities of Consolidated Partnerships consist of the following:

(in thousands)	September 30, 2011	December 31, 2010

Assets:
Equity interests in tax credit properties	$3,122,559	$3,302,667
Land, buildings and improvements, net	475,798	567,073
Other assets	266,457	282,665
Total assets	$3,864,814	$4,152,405

Liabilities:
Notes Payable	$160,214	$137,054
Due to property partnerships	118,241	86,642
Other liabilities	314,668	273,409
Total liabilities	$593,123	$497,105

Equity Interests in Tax Credit Properties

The Tax Credit Fund Partnerships invest in low-income housing Tax Credit Property Partnerships that generate tax credits and tax losses.  Neither we nor the Tax Credit Fund Partnerships control these Tax Credit Property Partnerships and, therefore, we do not consolidate them in our financial statements.  “Equity interests in tax credit properties” represents the limited partner investments in those Tax Credit Property Partnerships, which the Tax Credit Fund Partnerships carry on the equity method of accounting.

The reduction for the current period is due primarily to equity losses of $240.2 million recognized in the current period, the sale of Tax Credit Property Partnerships of $5.3 million, and cash distributions of $15.8 million, partially offset by an increase in investment in new Tax Credit Property Partnerships of $84.1 million.

Land, Buildings and Improvements, Net

Land, buildings and improvements are attributable to the Tax Credit Property Partnerships we consolidate as a result of gaining significant control over their general partner.  Land, buildings and improvements to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring and developing the properties.  The cost of property and equipment is depreciated over their estimated useful lives using primarily straight-line methods.  Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized.  At the time property and equipment are retired and otherwise disposed of, the cost (net of accumulated depreciation) and related liabilities are eliminated and the profit or loss on such disposition is reflected in earnings.

The decrease for the current period is due primarily to a $61.6 million reduction in the carrying basis of land, buildings and improvements relating to equity investments for certain properties due to impairments.  The decrease for the current period also includes receivable impairments of $28.1 million between the Tax Credit Property Partnerships and the Tax Credit Fund Partnerships as a result of an increase in impairments recognized on equity investments and receivables due from the Tax Credit Property Partnerships, $13.2 million related to properties that were sold or foreclosed upon and current period depreciation of $21.8 million.  This was partially offset by $24.7 million of additional properties consolidated during 2011 and net fixed asset additions of $8.7 million for certain properties.

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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The increase is primarily due to 5 properties whose mortgage revenue bonds and other liabilities of $43.9 million are no longer eliminated in consolidation as a result of the bonds being de-recognized as a result of being removed from special servicing (see Note 5).  In addition, there were borrowings by Tax Credit Property Partnerships of $4.5 million.  This was partially offset by repayments of mortgages of $11.4 million and the sale of properties with mortgage balances of $11.4 million.

Due to Property Partnerships

The partnership agreements of the Tax Credit Property Partnerships stipulate the amount of capital to be funded and the timing of payments of that capital.  “Due to property partnerships” represents the unfunded portion of those capital commitments.  The increase for the current period pertains primarily to commitments related to the acquisition of new Tax Credit Property Partnerships of $54.6 million, partially offset by the funding of capital commitments by the Tax Credit Fund Partnerships.

Other Liabilities

The increase in other liabilities is primarily due to fees accrued for the current period as well as a decrease in the elimination of other liabilities between Tax Credit Fund Partnerships and Centerline.

Revenues and expenses of Consolidated Partnerships consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Interest income	$255	$477	$940	$1,300
Rental income	26,022	27,395	77,719	79,300
Other revenues	262	299	1,352	1,704
Total revenues	$26,539	$28,171	$80,011	$82,304
Interest expense	$4,919	$3,645	$13,584	$12,528
Loss on impairment of assets	--	1,150	60,349	23,350
Asset management fees	10,257	7,373	31,080	31,688
Property operating expenses	9,990	8,882	30,276	31,119
General and administrative expenses	8,413	7,442	27,045	26,501
Depreciation and amortization	13,850	12,946	42,379	41,284
Other expenses	3,093	2,527	33,157	58,532
Subtotal	45,603	39,170	163,937	189,124
Total expenses	$50,522	$43,965	$237,870	$225,002
Other losses from consolidated partnerships, net	$53,798	$73,275	$237,834	$298,709

Consolidated Partnerships for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, experienced a net decrease in Tax Credit Property Partnerships of 21 properties due to the sale or foreclosure of 29 properties and 8 additional properties we consolidate as a result of gaining control of the general partner as well as an additional Tax Credit Fund Partnerships we consolidate which was originated in the first quarter of 2011.

Other expenses decreased for the nine months ended September 30, 2011, as compared to the same period in the prior year, primarily due to a decrease of $17.8 million in the reserves against receivables due from Tax Credit Property Partnerships as well as reductions in non-recurring expenses for certain properties during 2011.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other losses principally represent the equity losses that Tax Credit Fund Partnerships recognize in connection with their investments in non-consolidated Tax Credit Property Partnerships.  The decrease in losses during the nine month period ended September 30, 2011 primarily resulted from a reduction of $32.2 million related to suspended losses for Tax Credit Fund Partnerships whose investment balances in certain Tax Credit Property Partnerships have reached zero, a reduction of losses of approximately $12.8 million was due to properties being sold or foreclosed upon since the period ending September 30, 2010, as well as an increase of $12.9 million in expenses recognized by certain Tax Credit Property Partnerships pertaining to the change in value of their interest rate swaps.  The decrease in losses during the three month period ended September 30, 2011 primarily resulted from a reduction of $5.2 million related to suspended losses for Tax Credit Fund Partnerships whose investment balances in certain Tax Credit Property Partnerships have reached zero, a reduction of losses of approximately $3.7 million was due to properties being sold or foreclosed upon since the period ending September 30, 2010, an increase of $4.8 million in expenses recognized by certain Tax Credit Property Partnerships pertaining to the change in value of their interest rate swaps as well as a decrease of $4.1 million in recognized losses on the sale of property investments during 2011.

NOTE 11 – Notes Payable and Other Borrowings

The table below provides the components of notes payable and other borrowings as of the dates presented:

(in thousands)	Interest Rate at September 30, 2011	September 30, 2011	December 31, 2010
Term loan	3.22%	$127,990	$127,990
Revolving credit facility	3.22	12,100	6,000
Mortgage Banking warehouse facility	2.74	34,025	26,415
Mortgage Banking repurchase facilities	--	--	--
Multifamily ASAP facility	1.50	41,487	49,276
CFin Holdings credit facility	--	--	21,693
Total		$215,602	$231,374

A.	Term Loan and Revolving Credit Facility

We and CCG are party to a Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of March 5, 2010, with the Guarantors listed on Schedule 1 thereto, the Lenders named therein, Bank of America, N.A. as issuing bank and as administrative agent, Banc of America Securities, LLC and Citicorp USA Inc., as co-lead arrangers, and Banc of America Securities, LLC as book manager, which governs our outstanding Term Loan and Revolving Credit Facility (as subsequently amended, the “Credit Agreement”).

The Term Loan matures in March 2017 with an interest rate of 3.00% over either the prime rate or LIBOR at our election.  Scheduled repayments of principal on the Term Loan begin in December 2011.  At that time, we must repay $3.0 million in principal per quarter until maturity, at which time the remaining principal is due.

The Revolving Credit Facility has a total capacity of $37.0 million.  The Revolving Credit Facility matures in March 2015 and bears interest at 3.00% over either the prime rate or LIBOR at our election.  The Revolving Credit Facility may be used for LIHTC property investments or for working capital purposes.  As of September 30, 2011, $12.1 million was drawn and $12.0 million in letters of credit were issued under the Revolving Credit Facility.  Once terminated, the amount of the Revolving Credit Facility associated with these letters of credit cannot be redrawn.  At September 30, 2011, the undrawn balance of the Revolving Credit Facility was $12.9 million.

The Term Loan and Revolving Credit Facility agreement contains restrictions on distributions.  Under the agreement, we generally are not permitted to make any distributions or redeem or purchase any of our shares, including Convertible Redeemable CRA Shares, except for certain cases such as to the holders of the Equity Issuer Preferred Shares.

B.	Mortgage Banking Warehouse and Repurchase Facilities

We have four warehouse facilities we use to fund our loan originations.  Our warehouse facilities are as follows:

•
We have a $100 million committed warehouse facility that matures in September 2012 and bears interest at LIBOR plus 2.50% that we utilize as our primary warehouse facility.  Mortgages financed by such facility (see Note 7), as well as the related servicing and other rights (see Note 8) have been pledged as security under the warehouse facility.  The interest rate on the warehouse facility was 2.74% as of September 30, 2011 and 2.76% as of December 31, 2010.  All loans securing this facility have firm sale commitments with GSEs or the Federal Housing Administration (“FHA”).

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
We have two uncommitted warehouse repurchase facilities that provide us with additional resources for warehousing of mortgage loans with Freddie Mac and Fannie Mae.  These agreements are scheduled to mature on November 16, 2012 and bear an interest of LIBOR plus 3.50% with a minimum of 4.50% for all Fannie Mae loans and 4.00% for all Freddie Mac loans.  All loans securing these facilities have firm sale commitments with GSEs.

•
We have an uncommitted facility with Fannie Mae under its Multifamily As Soon As Pooled (“ASAP”) Facility funding program.  After approval of certain loan documents, Fannie Mae will fund loans after closing and the advances are used to repay our primary warehouse facility.  Subsequently, Fannie Mae funds approximately 99% of the loan and Centerline Mortgage Capital Inc. (“CMC”) funds the remaining 1%.  CMC is later reimbursed by Fannie Mae when the assets are sold.  Interest on this facility currently accrues at a rate of LIBOR plus 1.15% with a minimum rate of 1.50%.  The interest rate on this facility was 1.50% as of September 30, 2011 and 1.20% as of December 31, 2010.

C.	CFin Holdings Credit Facility

On March 5, 2010, CFin Holdings entered into a Senior Secured Credit Agreement (the “CFin Holdings Credit Agreement”).  Under the terms of the CFin Holdings Credit Agreement, we were permitted to borrow up to $20.0 million (the “Initial Loan”), plus, under certain conditions, up to an additional $1.0 million in each calendar year until March 5, 2037.  We borrowed the $20 million at the time of the loan closing as required by the lender.  Borrowings under the CFin Holdings Credit Agreement were secured by a first priority lien on substantially all of CFin Holdings’ existing and future assets.  Borrowings under the CFin Holdings Credit Agreement bore interest at a rate of 10% per annum, which was paid-in-kind and capitalized to the outstanding principal balance on the last business day of March, June, September and December of each year.  Neither Centerline Holding Company nor its subsidiaries were guarantors of this facility.  In June 2011, CFin Holdings repaid $20.0 million in principal amount of this facility.  At that time, the credit facility commitments were terminated, and accrued and capitalized interest of $2.6 million was waived, resulting in a gain on settlement of liabilities in the amount of $2.6 million for the nine months ended September 30, 2011.

D.	Centerline Financial Credit Facility

In June 2006, Centerline Financial LLC entered into a senior credit agreement.  Under the terms of the agreement, Centerline Financial LLC is permitted to borrow up to $30.0 million until its maturity in June 2036, if needed to meet payment or reimbursement requirements under the yield transactions of Centerline Financial LLC (see Note 24).  Borrowings under the agreement will bear interest at our election of either:

•	LIBOR plus 0.40% or;

•	1.40% plus the higher of the prime rate or the federal funds effective rate plus 0.50%.

As of September 30, 2011, no amounts were borrowed under this facility and as a result we did not make an election.  Neither Centerline Holding Company nor its subsidiaries are guarantors of this facility.  Due to a wind-down event caused by a capital deficiency under the Centerline Financial LLC operating agreement that occurred in 2010, the Centerline Financial senior credit facility is in default as of September 30, 2011.  Amounts under the Centerline Financial senior credit facility are still available to be drawn, and we do not believe this default has a material impact on our consolidated financial statements or operations.

Also as a result of the wind-down event, Centerline Financial is restricted from making any member distributions and is also restricted from engaging in any new business.

E.	Covenants

We are subject to customary covenants with respect to our various notes payable and warehouse facilities.

As noted above, there is a declared default under our Centerline Financial senior credit facility.

On November 14, 2011, we entered into an amendment of our Term Loan and Revolving Credit Facility, which included a waiver of noncompliance with the Consolidated EBITDA to Fixed Charges Ratio covenant contained in our Term Loan and Revolving Credit Facility for the September 30, 2011 reporting date.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Except as noted above, as of September 30, 2011, we believe we are in compliance with all other covenants contained in our credit facilities.

NOTE 12 – Financing Arrangements and Secured Financing

The table below provides the components of financing arrangements and secured financing as of the dates presented:

(in thousands)	September 30, 2011	December 31, 2010
Freddie Mac secured financing	$621,693	$665,875

Freddie Mac Secured Financing

The Freddie Mac secured financing liability relates to mortgage revenue bonds that we re-securitized with Freddie Mac but for which the transaction was not recognized as a sale and which are within our “effective control” and, therefore, we may remove the bond from the securitization even if we do not intend to do so.  Such “effective control” may result when a subsidiary controls the general partner of the underlying Tax Credit Property Partnerships or may exercise the right to assume such control, or our role as servicer of the bonds would allow us to foreclose on a bond in default or special servicing.  The liability represents the fair value of the mortgage revenue bonds at the time at which sale treatment was precluded and the bonds were recorded on our balance sheet.

The decrease in this balance during the nine months ended September 30, 2011 corresponds with the changes described under Mortgage Revenue Bonds in Note 5.

NOTE 13 – Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consisted of the following:

(in thousands)	September 30, 2011	December 31, 2010

Deferred revenues	$35,392	$37,840
Allowance for risk-sharing obligations (Note 24)	28,764	29,924
Affordable Housing loss reserve	31,700	89,400
Accrued expenses	7,444	7,062
Accounts payable	686	551
Accrued credit intermediation assumption fees	29,347	25,748
Interest rate swaps and derivatives at fair value (Note 21)	29,452	18,953
Salaries and benefits payable	10,420	11,332
Accrued interest payable	7,224	4,475
Other	10,749	12,519

Total	$191,178	$237,804

A.	Allowance for Risk-Sharing Obligations

The reduction in our allowance for risk-sharing obligations during 2011 is a result of the $1.4 million payment for risk-sharing obligations that was realized, partially offset by an increase of $0.2 million in the allowance (see Note 17).

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

B.	Affordable Housing Loss Reserve

The reduction in our Affordable Housing loss reserve during 2011 reflects the projected reduction in our commitment to reimburse parties under the yield transactions made by our subsidiaries, primarily due to the projected restructuring of certain assets in certain guaranteed funds for which we have associated credit intermediation agreements (see Note 24).

C.	Accrued Credit Intermediation Assumption Fees

The accrued credit intermediation assumption fees of $29.3 million relates to the restructuring of certain credit intermediation agreements.  The increase in the accrued credit intermediation assumption fees during 2011 is a result of the increase in the collateral securing Guaranteed Holding’s obligations under yield transactions (see Note 24).

D.	Interest Rate Swaps and Derivatives at Fair Value

The increase in interest rate swaps during 2011 is due to a decrease in the Securities Industry and Financial Markets Association (‘SIFMA”) rate (see Note 21).

NOTE 14 – Redeemable Securities

The table below provides the components of redeemable securities as of the dates presented:

(in thousands)	September 30, 2011			December 31, 2010
Series	Carrying Value	Number of Shares	Number of common shares if converted	Carrying Value	Number of Shares	Number of common shares if converted
Convertible Redeemable CRA Shares	$10,885	588	588	$12,462	695	695

In January 2011, we signed a redemption agreement with a holder of 107,123 Convertible Redeemable CRA Shares according to which the shares and their rights were cancelled in exchange for $0.2 million resulting in a $1.8 million gain on settlement of liability.  The aggregate gross issuance price for the Convertible Redeemable CRA Shares due on or after January 1, 2012 is $11.0 million as of September 30, 2011.

NOTE 15 – Non-controlling Interests

The table below provides the components of non-controlling interests as of the dates presented:

(in thousands)	September 30, 2011	December 31, 2010

Limited partners interests in consolidated partnerships	$2,758,985	$3,124,755
Preferred shares of a subsidiary (not subject to mandatory repurchase)(1)	104,000	104,000
Convertible Special Common Units (“SCUs”) of a subsidiary; 11,867 outstanding in 2011 and 12,731 outstanding in 2010	(95,401)	(88,300)
Other(2)	9,923	4,379
Total	$2,777,507	$3,144,834

(1)   For detail of the terms of these securities (as well as Preferred shares of a subsidiary (subject to mandatory repurchase)) refer to the 2010 Form 10-K.
(2)   “Other” non-controlling interests represent the 10.0% interest in CFin Holdings owned by Natixis.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the nine months ended September 30, 2011, 864,229 SCUs and their respective special preferred voting shares were exchanged for the same amount of Common Shares.

Loss (income) attributable to non-controlling interests was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Limited partners interests in consolidated partnerships	$93,530	$108,267	$444,951	$401,642
Preferred shares of a subsidiary (not subject to mandatory repurchase)	(1,556)	(1,556)	(4,669)	(4,669)
SCUs	--	--	--	(1,075)
SCIs	--	--	--	(9)
Other	(4,114)	(58)	(5,544)	1,044
Total loss attributable to non-controlling interests	$87,860	$106,653	$434,738	$396,933

NOTE 16 – General and Administrative Expenses

The table below provides the components of general and administrative expenses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Salaries and benefits	$12,987	$10,400	$34,791	$34,904
Other:
Professional fees	1,903	3,504	6,299	21,271
Other fees	1,371	(144)	3,803	31,103
Rent expense	1,892	1,307	4,549	4,324
Site visits and acquisition fees	1,263	(1,653)	3,572	(641)
Advisory fees	1,250	1,250	3,750	2,864
Subservicing fees	1,777	1,501	5,245	4,018
Miscellaneous	3,538	3,144	9,864	8,906
Total	$25,981	$19,309	$71,873	$106,749

1.	Professional fees

The decrease in professional fees in 2011 is due primarily to a decrease in legal and consulting fees we incurred in connection with the March 2010 Restructuring, as well as a decrease in audit fees in 2011 as compared to 2010 primarily the result of disposing of certain business in the March 2010 Restructuring.

2.	Other fees

The decrease in other fees is due to the credit intermediation assumption fees of $26.5 million, as well as other expenses of $2.8 million relating to the issuance of Special Series A Shares to Natixis as part of the restructuring of certain credit intermediation agreements with Merrill Lynch in 2010, as compared to $3.6 million of credit intermediation assumption fees incurred in 2011 (see Note 24).

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Site Visits and Acquisition Fees

The increase in site visits and acquisition costs in 2011 is related to $0.5 million of broker fees and origination expenses that were not incurred in 2010.  The remaining $3.7 million increase is attributable to 14 property closings in 2011.

4.	Advisory Fees

In connection with the March 2010 Restructuring, we entered into an advisory agreement with Island Centerline Manager LLC, whereby it provides us with strategic and general advisory services.  Pursuant to the agreement, we are paying a $5.0 million annual base advisory fee, payable in quarterly installments of $1.25 million (see also Note 22).

5.	Subservicing Fees

In connection with the March 2010 Restructuring, we entered into a subservicing agreement with C-III pursuant to which C-III agreed to service and administer mortgage loans on our behalf.  Expenses in 2011 include nine months of subservicing fees while 2010 include fees for the period starting after the March 2010 Restructuring.

NOTE 17 – (Recovery) Provision for Losses

The table below provides the components of the (recovery) provision for losses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Affordable Housing loss reserve (see Note 24)	$(41,700)	$--	$(57,700)	$(58,000)
Provision for risk-sharing obligations (see Note 24)	--	1,051	238	8,131
Lease termination costs	1,081	5	1,081	(48,039)
Bad debt reserves	975	4,180	8,076	3,815
Total	$(39,644)	$5,236	$(48,305)	$(94,093)

1.	Affordable Housing loss reserve

The reduction in our Affordable Housing loss reserve during the three and nine months ended September 30, 2011 reflects the projected reduction in our commitment to reimburse parties under the yield transactions made by our subsidiaries. This is primarily due to the projected restructuring of certain assets in certain guaranteed funds for which we have associated credit intermediation agreements.  During the nine months ended September 30, 2010, we recorded a $58.0 million reduction in loss reserves, primarily the result of restructuring of our credit intermediation agreements.

2.	Provision for Risk-Sharing Obligations

The decrease of $1.1 million and $7.9 million for the three and nine months ended September 30, 2011, as compared to the same periods in 2010, is related to risk-sharing obligations for mortgage loans originated by us.  Property performance on loans in our risk-sharing programs has generally stabilized in the past nine months resulting in little change to our provision for risk-sharing obligations during 2011.

3.	Lease termination costs

In connection with the March 2010 Restructuring, we settled a liability for obligations on two office spaces no longer in use.  As part of the settlement, we paid a total of $5.2 million, resulting in a net reduction of $48.0 million in lease termination costs in the first quarter of 2010.

On August 9, 2011 we entered into a lease modification and partial surrender agreement (“Surrender Agreement”) relating to our current New York headquarters at 625 Madison Avenue.  We simultaneously entered into a 15 year agreement to lease office space to be used as our New York headquarters at 100 Church Street (“100 Church Street Lease”).  We ceased use of a portion of our 625 Madison Avenue office space in August 2011, and anticipate ceasing use of the remainder of the space required per the Surrender Agreement by February 2012.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In connection with the Surrender Agreement for the office space we ceased using in August 2011, we recorded net lease termination expenses of $1.1 million for the three and nine months ended September 30, 2011.  Consideration relating to the Surrender Agreement will be paid by us over the first 10 years of the 100 Church Street Lease.

4.	Bad debt reserves

We advance funds to Tax Credit Fund Partnerships to allow them to make supplemental loans to Tax Credit Property Partnerships in which they invest as well as to fund operating shortfalls of the fund.  Bad debt reserves represent advances we do not expect to collect.  For the three and nine months ended September 30, 2011, a reserve of $1.0 million and $8.1 million, respectively, was recorded against these advances to Tax Credit Fund Partnerships.  During the first quarter of 2010, based on assessment of collectability, we reduced bad debt reserves relating to such advances by $3.4 million.  The reserve was subsequently increased during the second and third quarters of 2010 primarily due to an increase in advances for which we are not expecting full collectability.

NOTE 18 – Loss on Impairment of Assets

The table below provides the components of loss on impairment of assets for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010

Series B Freddie Mac certificates	$--	$24,478	$--	$61,649
Stabilization escrow (recovery)	--	14	--	(2,478)
Other investments	--	--	--	348

Total	$--	$24,492	$--	$59,519

A.	Series B Freddie Mac Certificates

Due to our expectation at that time of increased severity of credit losses in the mortgage revenue bonds underlying the Series B Freddie Mac certificates, as well as agreements reached with Merrill Lynch and Natixis regarding our credit intermediation agreements (see Note 24), we reduced the projected cash flows we expect to receive over the life of the investment and recognized an impairment of $61.6 million during 2010.  In the third quarter of 2010, there was a further increase in the projected credit losses due to both an increase in the pool of mortgage revenue bonds experiencing these credit losses as well as a further deterioration in the projected performance of previously identified underperforming mortgage revenue bonds causing a recognized impairment of $24.5 million.

B.	Stabilization Escrow (Recovery)

During the nine months ended September 30, 2010, we recognized a recovery of previously recognized reserve of $2.5 million as a result of cash received from escrow releases (due to construction completion and/or stabilization of the underlying properties).

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 19 – Earnings per Share

The calculation of basic and diluted net loss per share is as follows:

	Three Months Ended September 30,
	2011		2010
(in thousands, except per share amounts)	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations

Numerator:
Net income (loss) attributable to Centerline Holding Company shareholders	$23,815	$--	$(31,884)	$618
Undistributed earnings attributable to redeemable securities	(40)	--	--	--
Effect of redeemable share conversions	(113)	--	(134)	--
Net income (loss) attributable to Centerline Holding Company shareholders used for EPS calculations – basic and diluted	$23,662	$--	$(32,018)	$618
Denominator:
Weighted average shares outstanding
Basic	349,166	349,166	348,302	348,302
Effect of dilutive shares	--	--	--	--
Diluted	349,166	349,166	348,302	348,302
Calculation of EPS:
Net income (loss) attributable to Centerline Holding Company shareholders	$23,662	$--	$(32,018)	$618
Weighted average shares outstanding – basic	349,166	349,166	348,302	348,302
Net income (loss) attributable to Centerline Holding Company shareholders – basic	$0.07	$--	$(0.09)	$--	(1)
Net income (loss) attributable to Centerline Holding Company shareholders	$23,662	$--	$(32,018)	$618
Weighted average shares outstanding –diluted	349,166	349,166	348,302	348,302
Net income (loss) per share attributable to Centerline Holding Company shareholders – diluted	$0.07	$--	$(0.09)	$--	(1)
(1) Amount calculates to less than a cent.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30,
	2011			2010
(in thousands, except per share amounts)	Continuing Operations	Discontinued Operations		Continuing Operations	Discontinued Operations

Numerator:
Net income attributable to Centerline Holding Company shareholders	$34,006	$253		$3,795	$70,727
Preferred dividends(1)	--	--		25,043	--
Undistributed earnings attributable to Centerline Holding Company shareholders	34,006	253		28,838	70,727
Undistributed earnings attributable to redeemable securities	(58)	--		(197)	(484)
Effect of redeemable share conversions(2)	(340)	--		284,899	--
Net income attributable to Centerline Holding Company shareholders used for EPS calculations – basic	$33,608	$253		$313,540	$70,243
Undistributed earnings allocated to redeemable securities on a dilution basis	--	--		1	2
Net income attributable to Centerline Holding Company shareholders used for EPS calculations – diluted	$33,608	$253		$313,541	$70,245
Denominator:
Weighted average shares outstanding
Basic	348,995	348,995		279,830	279,830
Effect of dilutive shares	--	--		955	955
Diluted	348,995	348,995		280,785	280,785
Calculation of EPS:
Net income attributable to Centerline Holding Company shareholders – basic	$33,608	$253		$313,540	$70,243
Weighted average shares outstanding – basic	348,995	348,995		279,830	279,830
Net income attributable to Centerline Holding Company shareholders – basic	$0.10	$--	(3)	$1.12	$0.25
Net income attributable to Centerline Holding Company shareholders – diluted	$33,608	$253		$313,541	$70,245
Weighted average shares outstanding –diluted	348,995	348,995		280,785	280,785
Net income per share attributable to Centerline Holding Company shareholders – diluted	$0.10	$--	(3)	$1.12	$0.25

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

NOTE 20 – Income Taxes

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

Management has determined that, in light of projected taxable losses for the foreseeable future, any benefit from current losses and deferred tax assets likely will not be realized; hence, a full valuation allowance has been recorded. Therefore, the above restoration of net operating loss carryforward does not have an impact on our Condensed Consolidated Statements of Operations or our Condensed Consolidated Balance Sheets.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 21 – Financial Risk Management and Derivatives

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

As of September 30, 2011, we held the following derivative positions:

•
We were party to 17 interest-rate swap agreements with the developers of properties relating to certain mortgage revenue bonds we previously owned.  We entered into these swap agreements to effectively convert the fixed rate of interest (per the terms of the mortgage revenue bond) to a variable rate.  Under the terms of these agreements, we pay fixed interest rates equal to those of the related bonds and receive interest at a variable rate (based on the SIFMA index).  Since the December 2007 re-securitization transaction, these swaps are now deemed to be free-standing derivatives.  At September 30, 2011, these swaps had an aggregate notional amount of $158.3 million, a weighted average interest rate of 5.78% and a weighted average remaining term of 11.23 years.

•
Our Affordable Housing Segment is party to an interest-rate swap whereby we pay a variable rate of interest (based on the SIFMA index) and receive interest at a fixed rate of 3.83%.  At September 30, 2011, the swap had a notional amount of $9.5 million, with a variable interest rate of 0.43% payable to a third party and remaining term of 11.7 years.

Quantitative information regarding the swaps to which we are or were a party (including those agreements on behalf of Consolidated Partnerships) is detailed in section C below.

C.	Financial Statement Impact

Interest-rate swaps and forward transactions (see Note 24) in a net liability position (“out of the money”) are recorded in accounts payable, accrued expenses and other liabilities and those in a net asset position (“in the money”) are recorded in deferred costs and other assets.  None of the swaps were designated as hedges as of the dates presented.  The amounts recorded are as follows:

(in thousands)	September 30, 2011	December 31, 2010
Net liability position	$29,452	$18,953
Net asset position	1,662	979

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Presented below are amounts included in interest expense in the Condensed Consolidated Statements of Operations related to the swaps described above:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Not designated as hedges:
Interest payments	$2,502	$2,530	$7,530	$7,612
Interest receipts	(946)	(1,009)	(2,889)	(2,983)
Change in fair value	8,279	4,863	9,817	9,749
Subtotal	9,835	6,384	14,458	14,378
Terminated swap contracts:
Gain on termination of free-standing derivatives	--	--	--	(2,052)
Included in interest expense	$9,835	$6,384	$14,458	$12,326

NOTE 22 – Related Party Transactions

Investments in and Loans to Affiliates

The table below provides the components of investments in and loans to affiliates as of the dates presented:

(in thousands)	September 30, 2011	December 31, 2010

Fund advances related to property partnerships, net(1)	$61,307	$55,003
Other receivables from partnerships, net	1,390	982
Fees receivable and other, net	14,990	22,835
Subtotal	77,687	78,820
Less: Eliminations(2)	(73,527)	(78,310)

Total	$4,160	$510

(1)  Net of reserves of $38.7 million at September 30, 2011 and $32.0 million at December 31, 2010.
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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Impact to Statements of Operations

Our Condensed Consolidated Statements of Operations included the following amounts pertaining to related party transactions:

(in thousands)	Included in following line item on Condensed Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2011	2010	2011	2010

Expenses for advisory services provided by Island and procedures review payments made to Island	General and Administrative	$1,250	$2,500	$4,637	$5,724

Expenses for subservicing of and net referral fees for mortgage loans by C-III Capital Partners, LLC (“C-III”)	General and Administrative	1,766	1,738	5,453	4,857

Transition services charged to C-III, net	General and Administrative	(2)	(99)	(22)	(332)

Sublease charges to C-III	General and Administrative	(419)	(404)	(1,246)	(917)

Expenses for consulting and advisory services provided by The Related Companies LP (“TRCLP”)	General and Administrative	41	42	121	96

Expense for property management services provided by TRCLP	Other Losses from Consolidated Partnerships	1,536	1,497	4,528	4,454

Net interest rate swap payments to property developers controlled by TRCLP	Interest Expense	638	623	1,902	1,892

A.	Island Centerline Manager LLC (the “Advisor”)

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

In connection with the March 2010 Restructuring, we entered into subservicing agreements with C-III pursuant to which C-III agreed to service and administer mortgage loans on our behalf.  During the nine month periods ended September 30, 2011 and 2010, we paid a total amount of $5.5 million and $4.9 million, respectively ($1.8 million and $1.7 million for the third quarter of 2011 and 2010, respectively), for these services.

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

The $5.0 million of debt assumed by TRCLP was recorded as an extinguishment of debt for which we deferred a $5.0 million-gain.  The deferred gain will be recognized into income over the life of the consulting agreement.  As of September 30, 2011 and December 31, 2010, the unrecognized balance was $5.0 million.

C.	Fund Advances Related to Property Partnerships, Net

Fund advances related to Tax Credit Property Partnerships represent monies we loaned to certain Tax Credit Fund Partnerships to allow them to provide financial support to Tax Credit Property Partnerships in which they invest.  We expect the Tax Credit Fund Partnerships will repay those loans from the release of reserves, proceeds from asset sales and other operating sources.  Fund advances we made (net of reserves) were $11.1 million and $5.6 million in the nine months ended September 30, 2011 and 2010, respectively ($3.4 million in the third quarter of 2011 and $1.1 million in the third quarter of 2010).  In connection with the restructuring of certain credit intermediation agreements in 2010, certain of these fund advances were contributed to our Centerline Guaranteed Holdings LLC (“Guaranteed Holdings”) and CFin Holdings subsidiaries.  See Affordable Housing Transactions – Tax Credit Property Partnerships in Note 24).

D.	Other

Substantially all fund origination revenues in the Affordable Housing Segment are received from Tax Credit Fund Partnerships we have originated and manage, many of which comprise the partnerships that we consolidate.  While our affiliates hold equity interests in the investment funds’ general partner and/or managing member/advisor, we have no direct investments in these entities and we do not guarantee their obligations.  We have agreements with these entities to provide ongoing services on behalf of the general partners and/or managing members/advisors and we receive all fee income to which these entities are entitled.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 23 – Business Segments

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

Prior period business segment results were reclassified to reflect the presentation of Asset Management as a reportable segment in 2011 and the Company’s 2011 decision to allocate certain Corporate overhead, such as Human Resources, Information Technology, and Finance and Accounting to the Affordable Housing, Mortgage Banking and Asset Management Segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Revenue
Affordable Housing	$27,565	$31,608	$86,544	$92,331
Mortgage Banking	14,683	13,899	41,317	36,294
Asset Management	5,783	5,910	17,629	17,765
Corporate	128	127	365	547
Consolidated Partnerships	26,539	28,171	80,011	82,304
Eliminations	(22,034)	(25,736)	(68,038)	(69,683)
Consolidated Revenues	$52,664	$53,979	$157,828	$159,558
Net Income (Loss) Attributed to Centerline Holding Company Shareholders
Affordable Housing	$20,443	$(35,757)	$29,656	$(29,758)
Mortgage Banking	549	2,580	4,890	4,180
Asset Management	(3,568)	3,380	(4,323)	10,141
Corporate	(2,621)	(2,340)	(5,615)	17,102
Consolidated Partnerships	(3)	71	(506)	(99)
Eliminations	9,015	182	9,904	2,229
Total Net Income (Loss) Attributable to Centerline Holding Company Shareholders – continuing operations	$23,815	$(31,884)	$34,006	$3,795

NOTE 24 – Commitments and Contingencies

A.	Affordable Housing Transactions

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

Total potential exposure pursuant to these credit intermediation agreements at September 30, 2011 is $1.3 billion, assuming the funds achieve no return whatsoever beyond the September 30, 2011 measurement date (assuming all underlying properties fail and are foreclosed upon, causing us to invoke the “calamity call” provision in each fund on September 30, 2011).  Of these totals:

•
Five of the agreements (comprising $560.4 million of the total potential exposure) are transacted by our subsidiary, Centerline Financial, an isolated special purpose entity wholly owned by CFin Holdings.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•	Seven of the agreements (comprising $417.0 million of the total potential exposure) are with our subsidiary, CFin Holdings, an isolated special purpose entity owned 90% by CCG and 10% by Natixis.

•
Eight of the credit intermediation agreements (comprising $344.4 million of the total potential exposure) are with Centerline Guaranteed Holdings LLC, an isolated special purpose entity and wholly owned subsidiary of CCG.

In connection with the Master Notation, Stabilization, Assignment, Allocation, Servicing and Asset Management Agreement with Natixis (“Natixis Master Agreement”), all current and future voluntary loans, receivables, and SLP fees associated with all Natixis Credit Enhanced Funds are assigned to CFin Holdings (see Tax Credit Property Partnerships below).  As part of the Natixis Master Agreement, if certain conditions are met, we and Natixis have agreed to terms for the restructuring of certain bonds that were part of the Freddie Mac Re-securitization and Natixis has agreed to allow certain assets of CFin Holdings to be used for these bond restructurings.  In connection with the Natixis Master Agreement, we issued Natixis 1.2 million Special Series A Shares and recorded an expense of $2.8 million in “Other Fees” within “General and Administrative Expenses” on our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2010.  In connection with the March 5, 2010 Master Assignment, Stabilization, Assignment Allocation and Asset Management Agreement with Merrill Lynch (the “Merrill Master Agreement”), Centerline Holding Company (“CHC”) entered into a Reaffirmation of Guarantee in favor of Merrill Lynch whereby under certain circumstances CHC will indemnify Merrill Lynch for losses incurred under the yield transactions to the extent these losses are caused by events that occurred prior to the execution of the Merrill Master Agreement.  As part of the Merrill Master Agreement, if certain conditions are met, we have agreed to terms for the restructuring of certain bonds that were part of the December 2007 re-securitization with Freddie Mac and Merrill Lynch has agreed to allow certain assets of Guaranteed Holdings to be used for these bond restructurings.  In connection with the Merrill Master Agreement, we accrued $3.6 million and $26.5 million in credit intermediation assumption fees in the nine month periods ended September 30, 2011 and 2010, respectively, in “Other Fees” within “General and Administrative Expenses” on our Condensed Consolidated Statements of Operations.  The fee is due upon the termination of certain yield transactions and is calculated as 50% of the value of the collateral securing Guaranteed Holdings’ obligations under these yield transactions but not to exceed $42.0 million.

The carrying value of all the above obligations under credit intermediation agreements, representing the deferral of the fee income over the obligation periods, was $20.3 million as of September 30, 2011 and $23.7 million as of December 31, 2010.  This amount is included in “Deferred revenues” within “Accounts payable, accrued expense and other liabilities” on our Condensed Consolidated Balance Sheets.

Loss Reserve Relating to Yield Transactions

We developed a strategy to address a marked decline in the operating performance of many of the non-stabilized properties underlying our Affordable Housing investments, to manage our exposure under the yield transactions described above, and to address the declining cash flows to our Series B Freddie Mac Certificates.  To address these matters and their potential impact on our interests, we expect to restructure many of the mortgage revenue bonds to allow the bonds secured by these properties to stabilize.  In connection with the Natixis Master Agreement and the Merrill Master Agreement, we have agreed to terms for the restructuring of certain of the mortgage revenue bonds.  This strategy, including the terms agreed to in the Natixis Master Agreement and the Merrill Master Agreement, entails cash infusions, which could approximate $166.1 million, from us and other parties with an economic interest in the properties, or may result in a reduction in the principal balance of our Series B Freddie Mac Certificates.

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

Should the Primary Intermediators expend cash to execute these restructurings, CFin Holdings, CFin or Guaranteed Holdings may have to reimburse them or they may have to forfeit cash and other assets that we have deposited as collateral.  Should the Primary Intermediators not expend cash to the extent we have projected, we could incur additional impairments of our Series B Freddie Mac Certificates.  We have analyzed the expected operations of the underlying properties and, as of September 30, 2011, maintain a reserve for possible losses of $31.7 million, principally related to potential payments to reduce the principal balance of mortgage debt on specified properties in order to reduce exposure under the Yield Transactions.  As of December 31, 2010, the reserve for possible losses was $89.4 million.  In addition, the impact of the assumed restructuring led to a $61.6 million impairment of our Series B Freddie Mac Certificates for the nine month period ended September 30, 2010 (see Notes 5 and 18).

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We have not yet been called upon to make payments under the yield transaction obligations.  However, certain cash and other assets were pledged as collateral to Merrill Lynch and Natixis by CFin, CFin Holdings, and Guaranteed Holdings.  As of September 30, 2011, Guaranteed Holdings maintained collateral to satisfy Merrill Lynch’s collateral requirements, consisting of cash deposits of $45.5 million which are included in “Deferred costs and other assets, net” on our Condensed Consolidated Balance Sheets and $19.5 million in investments in Series A-1 Freddie Mac Certificates included in “Available-for-sale investments” on our Condensed Consolidated Balance Sheets.  In addition, as of September 30, 2011, Centerline Financial maintained a cash balance of $66.6 million, included in “Cash and cash equivalents” as a capital requirement in support of its exposure under its credit intermediation agreements.

Tax Credit Property Partnerships

To manage our exposure to risk of loss, we have assumed the general partner interests in certain Tax Credit Property Partnerships from non-performing general partners as part of various settlement agreements.  We assumed these general partnership interests to preserve our direct or indirect investments in mortgage revenue bonds or the equity investments in Tax Credit Property Partnerships on behalf of Tax Credit Fund Partnerships that we manage.

We have hired qualified property managers for each of the Tax Credit Property Partnerships in order to improve the performances of these partnerships.  During our holding period, we may need to support the Tax Credit Property Partnerships if they have not yet reached stabilization or we may choose to fund deficits as needed, to protect our interests.  The assets continue to be actively managed to minimize the necessary cash flow outlays and maximize the performance of each asset.  Due to the uncertain nature of cash needs at these Tax Credit Property Partnerships, we cannot estimate how much may ultimately be advanced while we own the general partner and co-general partner interests.

In addition, we may advance funds to Tax Credit Fund Partnerships to allow them to make supplemental loans for Tax Credit Property Partnerships in which they invest.  These advances are then repaid to us from cash flows, if any, at the Tax Credit Fund Partnership level.  Under the terms of our Term Loan and Revolving Credit Facility, we are, in certain cases, limited in the amount of advances that can be made.

As of September 30, 2011, we had a $60.6 million receivable for advances as described above, net of a $37.6 million reserve for bad debt (see Note 22).  This includes $22.3 million (net of a $9.2 million reserve) recorded in CAHA’s books and $38.3 million (net of a $28.4 million reserve) recorded in our isolated special purpose entities’ CFin Holdings and Guaranteed Holdings financial statements, including $25.1 million net receivables that were assigned by CAHA to these entities on March 5, 2010 in connection with the restructuring of the Yield Transactions as part of Receivables Assignment and Assumption Agreements with both Natixis and Merrill.

B.	Forward Transactions

At September 30, 2011, we had a forward commitment to originate one loan under a Freddie Mac program in the amount of $13.9 million.  This forward commitment expires in December 2011 at which date, it is expected to be funded.  This lending commitment has an associated purchase commitment from Freddie Mac.

In addition, as of September 30, 2011, we had commitments to sell mortgages that have already been funded to GSEs totaling $75.5 million, which are included in “Mortgage loans held for sale and other assets” on the Condensed Consolidated Balance Sheets.

C.	Mortgage Loan Loss Sharing Agreements

Under the Delegated Underwriting and Servicing (“DUS”) program, we originate loans through one of our subsidiaries that are thereafter purchased or credit enhanced by Fannie Mae and sold to third-party investors.  Pursuant to a master loss sharing agreement with Fannie Mae, we retain a first loss position with respect to the loans that we originate and sell under this program.  For these loss sharing loans, we assume responsibility for a portion of any loss that may result from borrower defaults, based on the Fannie Mae loss sharing formulas, and Fannie Mae risk Levels I, II or III.  All of the 1,013 loss sharing loans in this program as of September 30, 2011, were Level I loans.  For a majority of these loans, if a default occurs, we are responsible for the first 5% of the unpaid principal balance and a portion of any additional losses to a maximum of 20% of the original principal balance; any remaining loss is borne by Fannie Mae.  A modified risk sharing arrangement is applied to 93 loans in which our risk share is reduced to 0% to 75% of our overall share of the loss.  Pursuant to this agreement, we are responsible for funding 100% of mortgagor delinquency (principal and interest) and servicing advances (taxes, insurance and foreclosure costs) until the amounts advanced exceed 5% of the unpaid principal balance at the date of default.  Thereafter, for Level I loans, we may request interim loss sharing adjustments that allow us to fund 25% of such advances until final settlement under the master loss sharing agreement.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We also participate in loss sharing transactions under Freddie Mac’s Delegated Underwriting Initiative (“DUI”) program whereby we have originated loans that were purchased by Freddie Mac.  Under the terms of our master agreement with Freddie Mac, we are obligated to reimburse Freddie Mac, for a portion of any loss that may result from borrower defaults in DUI transactions.  For such loans, if a default occurs, our share of the standard loss will be the first 5% of the unpaid principal balance and 25% of the next 20% of the remaining unpaid principal balance to a maximum of 10% of the unpaid principal balance.  The loss on a defaulted loan is calculated as the unpaid principal amount due, unpaid interest due, and default resolutions costs (taxes, insurance, operation and foreclosure costs) less recoveries.  As of September 30, 2011, we had 58 loss sharing loans in this program.

Our maximum exposure at September 30, 2011, pursuant to these agreements, was $858.7 million (representing what we would owe in accordance with the loss sharing percentages with Fannie Mae and Freddie Mac described above if every loan defaulted and losses were incurred in amounts equal to or greater than these levels for which we are responsible), although we believe this amount is not indicative of our actual potential losses.  We maintain an allowance for risk-sharing obligations for loans originated under these product lines at a level that, in management’s judgment, is adequate to provide for estimated losses.  As of September 30, 2011 and December 31, 2010, that reserve was $28.8 million and $29.9 million, respectively.  The reserve is recorded in “Accounts payable, accrued expenses and other liabilities” (see Note 13) on our Condensed Consolidated Balance Sheets.

The components of the change in the allowance for risk-sharing obligations were as follows:

(in thousands)

Balance at January 1, 2010	$24,219
Provision recorded during the period	8,131
Realized losses on risk-sharing obligations	(704)

Balance at September 30, 2010	$31,646

Balance at January 1, 2011	$29,924
Provision recorded during the period	238
Realized losses on risk-sharing obligations	(1,398)

Balance at September 30, 2011	$28,764

As of September 30, 2011, we maintained collateral consisting of money market and short-term investments of $11.9 million, which is included in “Restricted cash” on our Condensed Consolidated Balance Sheets, to satisfy the Fannie Mae collateral requirements of which we were in compliance with at September 30, 2011.  In addition, we maintain cash balances of these subsidiaries in excess of program requirements.  At September 30, 2011, we had $8.7 million excess cash.

We are also required by the master agreement with Freddie Mac to provide collateral as security for payment of the reimbursement obligation.  The collateral can include a combination of the net worth of one of our Mortgage Banking subsidiaries, a letter of credit and/or cash.  To meet this collateral requirement, we have a letter of credit arrangement with Bank of America as a part of our Revolving Credit Facility (see Note 11).  At September 30, 2011, commitments under this agreement totaled $12.0 million.

D.	Legal Contingencies

We are subject to routine litigation and administrative proceedings arising in the ordinary course of business.  In addition, we are party to the following actions:

•
On or about March 6, 2009, Regions Bank, as Trustee under a Trust Indenture dated April 1, 2005 respecting the Walton Trail Apartments, commenced an action, entitled Regions Bank v. Dieckman, et al., Civil Action No. 2009-CV-165607-MJW, in the Superior Court of Fulton County, Georgia, against guarantors of the bond indebtedness of Walton Trails, Stephen R. Dieckman, Arthur Dickson Cannon, Jr. and Arthur Dickson Cannon, III (the “Defendants”) seeking to collect money owed under a certain Guaranty and Suretyship Agreement dated as of May 1, 2005.  On or about May 28, 2009, the Defendants filed a Third-Party Complaint in that action against CCG and Caswyck Trail, LLC (“Caswyck”).  Defendants thereafter amended their Third-Party Complaint.  Caswyck is a Georgia limited liability company, which owns the Walton Trail affordable housing apartment complex in Georgia and in which indirect subsidiaries of CCG and an investment fund sponsored by CCG are members.  The Amended Third-Party Complaint alleges that CCG misled and defrauded the Defendants and acted in bad faith in connection with certain unsuccessful and unconsummated negotiations to restructure the finances of Caswyck.  The Amended Third-Party Complaint asserted a claim for common law fraud against CCG and claims for subrogation, indemnification, unjust enrichment and declaratory judgment against Caswyck for any liability that Defendants may have to the Trustee.  The Defendants seek unspecified amounts of damages, attorney’s fees and costs.  On or about August 10, 2009, CCG and Caswyck each separately moved to dismiss the claims then asserted against it.  In accordance with Georgia procedures, Caswyck and CCG each also answered the Third-Party Complaint on or about August 10, 2009, and Caswyck asserted counterclaims against the Defendants.  CCG also asserted a single counterclaim under Georgia law seeking attorneys’ fees against Defendants, which CCG subsequently voluntarily dismissed after the Court dismissed Defendants’ fraud claim against CCG.  In two written orders each dated December 14, 2009, the Court granted CCG’s and Caswyck’s motions to dismiss and dismissed the subrogation and contribution claims against Caswyck and the fraud claim against CCG, which eliminated the only claim against CCG in the case.  After Caswyck moved to dismiss the subrogation and contribution claims, but prior to the Court ruling on that motion, the third-party plaintiffs amended their Third-Party Complaint to assert their claims for indemnification and unjust enrichment against Caswyck.  The Court has entered orders setting October 31, 2011 as the deadline for making summary judgment motions and providing that the case will be placed on the trial calendar “in early 2012.”  The parties are currently in the process of completing the briefing of summary judgment motions that were filed on October 31, 2011.  Although prior settlement negotiations were not successful, Defendants recently made a new settlement proposal to Caswyck and the Trustee, which they are considering.  If the case cannot be settled, Caswyck intends to continue to defend vigorously against the claims asserted against it and to prosecute vigorously its counterclaims against the Defendants.

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

The complaint asserts claims that certain of the investment funds managed by the Company’s subsidiaries breached certain contracts by not paying a total of approximately $1.2 million in capital contributions to Lofts and Tenant, which are project partnerships in which certain of the Centerline Locust Street Defendants are limited partners.  The complaint also alleges that the Centerline Locust Street Defendants that serve as the special limited partner for Lofts and Tenant improperly removed certain plaintiffs from their positions as the general partners of Lofts and Tenant.  The complaint seeks money damages of approximately $1.2 million, interest, costs, attorneys’ fees and declaratory relief.  The court conducted an evidentiary hearing on the motion for a preliminary injunction or a receiver on October 13 and 14, 2010 and in a memorandum and order dated January 13, 2011 denied that motion.  The Court has entered a Scheduling Order that, in addition to setting certain pretrial deadlines, sets the case for trial beginning on October 1, 2012.  The Centerline Locust Street Defendants intend to defend the claims asserted against them and to prosecute their counterclaims vigorously.

E.	Other Contingent Liabilities

We have entered into several transactions pursuant to the terms of which we will provide credit support to construction lenders for project completion and Fannie Mae conversion.  In some instances, we have also agreed to acquire subordinated bonds to the extent the construction period bonds do not fully convert.  In some instances, we also provide payment, operating deficit, recapture and replacement reserve guarantees as business requirements for developers to obtain construction financing.  Our maximum aggregate exposure relating to these transactions was $38.7 million as of September 30, 2011.  To date, we have had minimal exposure to losses under these transactions and anticipate no material liquidity requirements in satisfaction of any guarantee issued.

In addition, we have entered into a number of indemnification agreements whereby we will indemnify a purchaser of the general partner (“GP”) interests in Tax Credit Property Partnerships for unspecified losses they may incur as a result of certain acts, including those that occurred while we served as the GP.  Although some of the indemnification agreements do not explicitly provide a cap on our exposure, to date we have had minimal exposure to losses under these transactions and anticipate no material liquidity requirements in satisfaction of any indemnities issued.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Centerline Financial has two credit intermediation agreements to provide for monthly principal and interest debt service payments for debt owed by Tax Credit Property Partnerships owned by third parties, to the extent there is a shortfall in payment from the underlying property.  In return, we receive fees monthly based on a fixed rate until the expiration of the agreements that occur in 2023 and 2025.  Total potential exposure pursuant to these transactions is $33.7 million as well as monthly interest obligations, assuming the bonds default and cannot be sold.  The recourse upon default would be to acquire the bond and foreclose on the underlying property at which point the property would be rehabilitated or sold.  The fair value of the obligations, representing the deferral of the fee income over the obligation period, was $0.9 million as of September 30, 2011.  This amount is included in “Deferred revenues” within “Accounts payable, accrued expenses and other liabilities” on our Condensed Consolidated Balance Sheets.

As indicated in Note 22, an affiliate of TRCLP assumed $5.0 million of the debt under our Term Loan and Revolving Credit Facility in connection with a consulting and advisory agreement we entered into with the TRCLP affiliate.  Under the consulting agreement, we are obligated to pay fees to the TRCLP affiliate equal to the interest payable on the TRCLP Loan.

Under the terms of the agreement and as detailed in Note 22, in some cases, if we terminate the agreement we may be obligated to immediately repay the remaining principal balance of the TRCLP loan.

NOTE 25 – Subsequent Events

In October 2011, the Company filed an Entity Classification election with the IRS to become taxable as a corporation.  Previously the Company was treated as a pass through trust and all items of income and deductions flowed through to its investors.  This change in tax status will result in the Company becoming subject to entity-level taxes effective July 31, 2011.  The Company will provide to investors a final schedule K-1 for the period ended July 31, 2011 in February 2012.

In November 2011, we signed a redemption agreement with a holder of 267,809 Convertible Redeemable CRA Shares according to which the shares and their rights were cancelled in exchange for $0.4 million which will result in a $4.6 million gain on settlement of liability.  Subsequent to this redemption, the aggregate gross issuance price for the remaining Convertible Redeemable CRA Shares due on or after January 1, 2012 is $6.0 million.

In November 2011, we signed a $50 million committed warehouse facility that matures in November 2012 and bears an interest of LIBOR plus minimum of 2.75% and maximum of 4.25%. The new warehouse facility provides us with additional resources for warehousing of mortgage loans.

On November 14, 2011, we entered into an amendment to the Credit Agreement that governs our Term Loan and Revolving Credit Facility, which included (i)  certain conditions subsequent requiring the delivery of specified financial data and other information, (ii) a waiver of our noncompliance with the facility’s Consolidated EBITDA to Fixed Charges Ratio for the September 30, 2011 reporting date and (iii) modifications to add additional covenants that restrict (x) the use of proceeds drawn from our Revolving Credit Facility solely to LIHTC investments, (y) contracts and transactions with Island, TRCLP, and C-III and their affiliates, subject to certain carve-outs, and (z) other specified material and non-ordinary course contracts and transactions, including property management contracts with Island, TRCLP and C-III and their affiliates.

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

This MD&A contains forward-looking statements; please see page 78 for more information.

Page

Significant components of the MD&A section include:

SECTION 1 – Overview The overview section provides a summary of Centerline and our reportable business segments. We also include a discussion of factors affecting our consolidated results of operations as well as items specific to each business segment.	47

SECTION 2 – Consolidated Results of Operations The consolidated results of operations section provides an analysis of our consolidated results on a reportable segment basis for the three and nine months ended September 30, 2011, against the comparable prior year period. Significant subsections within this section are as follows:	48

Comparability of Results	48
Summary Consolidated Results	49
Affordable Housing	53
Mortgage Banking	60
Asset Management	63
Corporate	64
Consolidated Partnerships	66
Income Taxes	68
Accounting Developments	69
Inflation	70

SECTION 3 – Liquidity and Capital Resources The liquidity and capital resources section discusses our ability to generate adequate amounts of cash to meet our current and future needs. Significant subsections within this section are as follows:	71

Liquidity	71
Cash Flows	72
Liquidity Requirements after September 30, 2011	73
Fair Value Disclosures	73
Capital Resources	75
Commitments and Contingencies	77

SECTION 4 – Forward Looking Statements	78

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

SECTION 1 – OVERVIEW

Centerline Holding Company (OTC: CLNH), through its subsidiaries, provides real estate financing and asset management services focused on affordable and conventional multifamily housing.  We offer a range of both debt and equity financing, investment products, and asset management services to developers, owners, and investors.  We are structured to originate, underwrite, service, manage, refinance or sell through all phases of an asset’s life cycle.  As a leading sponsor of Low-Income Housing Tax Credit (“LIHTC”) funds, we have raised more than $10 billion in equity across 136 funds.  Today we manage $9.3 billion of investor equity within 116 funds and invest in approximately 1,200 assets spanning over 47 U.S. states.  The firm’s multifamily lending platform services $11.2 billion in loans and mortgage revenue bonds that we manage on behalf of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), known collectively as Government-Sponsored Enterprises (“GSEs”), as well as the Government National Mortgage Association (“Ginnie Mae”), and the Federal Housing Administration (“FHA”).  Centerline Holding Company, or its predecessor entities, has been in continuous operation since 1972.  Organized as a statutory trust created under the laws of Delaware, we conduct substantially all of our business through our subsidiaries, generally under the designation Centerline Capital Group.  The terms “we”, “us”, “our” or “the Company” as used throughout this document refer to the business as a whole, or a subsidiary, while the term “parent trust” refers only to Centerline Holding Company as a stand-alone entity.

We operate through three core business segments: Affordable Housing, Mortgage Banking, and Asset Management.  Our Corporate Segment, comprising the Finance and Accounting, Treasury, Legal, Marketing and Investor Relations, Operations and Risk Management departments, supports our three core business segments.  We also consolidate certain funds we control, notwithstanding the fact that we may have only a minority, and in most cases negligible, economic interest.  These funds are included in our Consolidated Partnership Segment.

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

As a result of the struggling economy and the disruption in worldwide credit markets that began in 2007, all of our businesses were adversely affected, which made our capital structure difficult to support.  In March 2010 we completed a comprehensive restructuring of the Company (the “March 2010 Restructuring”), whereby we:

•	sold our Portfolio Management Group and the portion of the Commercial Real Estate Group that did not relate to loan originations to affiliates of Island;

•	amended and restructured our senior credit facility;

•	restructured various components of our equity and issued a new series of shares;

•
restructured our credit intermediation agreements by assigning obligations of Centerline Holding Company (“CHC”) and Centerline Capital Group Inc. (“CCG”) under certain isolated special purpose entities; and

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

SECTION 2 – CONSOLIDATED RESULTS OF OPERATIONS

Comparability of Results

Prior period segment results were reclassified to reflect the presentation of Asset Management as a reportable segment in 2011 and the Company’s 2011 decision to allocate certain Corporate overhead to the Affordable Housing, Mortgage Banking and Asset Management Segments.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Summary Consolidated Results

Our summary consolidated results of operations are presented below for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011								2010
(in thousands)	Affordable Housing	Mortgage Banking	Asset Management	Corporate	Consolidated Partnerships	Eliminations and Adjustments	Total	% of Revenues	Affordable Housing	Mortgage Banking	Asset Management	Corporate	Consolidated Partnerships	Eliminations and Adjustments	Total	% of Revenues	% Change

Revenues
Mortgage revenue bonds	$11,475	$--	$--	$--	$--	$(7,942)	$3,533	6.7%	$13,183	$--	$--	$--	$--	$(7,667)	$5,516	10.2%	(35.9)%
Other interest income	5,466	965	--	27	--	(36)	6,422	12.2	4,654	658	--	27	--	(41)	5,298	9.8	21.2
Interest income	16,941	965	--	27	--	(7,978)	9,955	18.9	17,837	658	--	27	--	(7,708)	10,814	20.0	(7.9)
Fund sponsorship	6,342	--	--	--	--	(4,912)	1,430	2.7	7,528	--	--	--	--	(7,076)	452	0.8	216.4
Asset management fees	--	--	5,775	--	--	(5,775)	--	--	--	--	5,910	--	--	(5,910)	--	--	N/A
Mortgage origination fees	50	836	--	--	--	--	886	1.7	190	861	--	--	--	--	1,051	1.9	(15.7)
Mortgage servicing fees	923	5,205	--	--	--	(208)	5,920	11.2	937	4,776	--	--	--	(489)	5,224	9.7	13.3
Credit intermediation fees	1,170	--	--	--	--	(1,139)	31	0.1	2,209	--	--	--	--	(2,178)	31	0.1	--
Other fee income	--	112	--	--	--	--	112	0.2	--	114	--	--	--	--	114	0.2	(1.8)
Fee income	8,485	6,153	5,775	--	--	(12,034)	8,379	15.9	10,864	5,751	5,910	--	--	(15,653)	6,872	12.7	21.9
Gain on sale of mortgage loans	94	7,304	--	--	--	--	7,398	14.1	260	7,342	--	--	--	(1)	7,601	14.1	(2.7)
Prepayment penalties	--	106	--	--	--	--	106	0.2	--	140	--	--	--	--	140	0.3	(24.3)
Expense reimbursement	1,921	--	--	100	--	(2,021)	--	--	2,613	--	--	100	--	(2,372)	341	0.6	(100.0)
Miscellaneous	124	155	8	1	--	(1)	287	0.5	34	8	--	--	--	(2)	40	0.1	N/M
Other revenues	2,139	7,565	8	101	--	(2,022)	7,791	14.8	2,907	7,490	--	100	--	(2,375)	8,122	15.1	(4.1)
Revenues – consolidated partnerships	--	--	--	--	26,539	--	26,539	50.4	--	--	--	--	28,171	--	28,171	52.2	(5.8)
Total revenues	$27,565	$14,683	$5,783	$128	$26,539	$(22,034)	$52,664	100.0%	$31,608	$13,899	$5,910	$127	$28,171	$(25,736)	$53,979	100.0%	(2.4)%

Expenses
Salary	$2,707	3,253	2,549	4,478	--	--	12,987	24.7%	$1,897	$2,563	$1,538	$4,404	$--	$(2)	$10,400	19.3%	24.9%
Other general and administrative	9,165	2,548	365	7,000	--	(6,084)	12,994	24.7	5,149	2,227	398	7,714	--	(6,579)	8,909	16.5	45.9
General and administrative	11,872	5,801	2,914	11,478	--	(6,084)	25,981	49.4	7,046	4,790	1,936	12,118	--	(6,581)	19,309	35.8	34.6
Affordable Housing loss reserve	(41,700)	--	--	--	--	--	(41,700)	(79.2)	--	--	--	--	--	--	--	--	N/A
Bad debt expense	975	--	--	--	--	--	975	1.9	4,180	--	--	--	--	--	4,180	7.7	(76.7)
Provision for risk sharing obligations	--	--	--	--	--	--	--	--	1,051	--	--	--	--	--	1,051	1.9	(100.0)
Lease termination costs	--	--	--	1,081	--	--	1,081	2.0	--	--	--	5	--	--	5	0.1	N/M
(Recovery) provision for losses	(40,725)	--	--	1,081	--	--	(39,644)	(75.3)	5,231	--	--	5	--	--	5,236	9.7	N/M
Borrowing and financing	11,818	380	--	1,353	--	(231)	13,320	25.3%	12,556	292	--	1,408	--	(304)	13,952	25.8	(4.5)
Derivatives – non-cash impact	8,279	--	--	--	--	--	8,279	15.7	4,863	--	--	--	--	--	4,863	9.0	70.2
Preferred shares of subsidiary	960	--	--	--	--	--	960	1.8	2,320	--	--	--	--	--	2,320	4.3	(58.6)
Interest expense	21,057	380	--	1,353	--	(231)	22,559	42.8	19,739	292	--	1,408	--	(304)	21,135	39.1	6.7
Depreciation and amortization	362	2,860	80	410	--	--	3,712	7.0	613	2,701	56	2,275	--	--	5,645	10.5	(34.2)
Loss on impairment of assets	--	--	--	--	--	--	--	--	24,492	--	--	--	--	--	24,492	45.4	(100.0)
Interest expense – consolidated partnerships	--	--	--	--	12,723	(7,804)	4,919	9.3	--	--	--	--	11,328	(7,683)	3,645	6.7	35.0
Other expense – consolidated partnerships	--	--	--	--	53,550	(7,947)	45,603	86.6	--	--	--	--	51,765	(11,445)	40,320	74.7	13.1
Total expenses	$(7,434)	$9,041	$2,994	$14,322	$66,273	$(22,066)	$63,130	119.8%	$57,121	$7,783	$1,992	$15,806	$63,093	$(26,013)	$119,782	221.9%	(47.3)%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended September 30,
	2011								2010
(in thousands)	Affordable Housing	Mortgage Banking	Asset Management	Corporate	Consolidated Partnerships	Eliminations and Adjustments	Total	% of Revenues	Affordable Housing	Mortgage Banking	Asset Management	Corporate	Consolidated Partnerships	Eliminations and Adjustments	Total	% of Revenues	% Change

and other income (loss)	$--	$--	$--	$--	$--	$--	$--	--%	$(14)	$--	$--	$--	$--	$--	$(14)	--%	(100.0)%
Gain on settlement of liabilities	--	--	--	--	--	--	--	--	--	--	--	--	--	--	--	--	N/A
Gain from repayment or sale of investments	133	--	--	--	--	(1)	132	0.3	121	--	--	--	--	--	121	0.2	9.1
Other losses - consolidated partnerships	--	--	--	--	(53,798)	--	(53,798)	(102.2)	--	--	--	--	(73,275)	--	(73,275)	(135.7)	(26.6)
Other income (loss)	133	--	--	--	(53,798)	(1)	(53,666)	(101.9)	107	--	--	--	(73,275)	--	(73,168)	(135.5)	(26.7)

Income tax (provision)/benefit – continuing operations	--	--	--	(8,897)	--	8,984	87	0.1	--	--	--	433	--	1	434	0.8	(80.0)
Net income (loss) continuing operations	35,132	5,642	2,789	(23,091)	(93,532)	9,015	(64,045)	(121.6)	(25,406)	6,116	3,918	(15,246)	(108,197)	278	(138,537)	(256.6)	(53.8)
Allocation – preferred shares	1,556	--	--	--	--	--	1,556	3.0	1,556	--	--	--	--	--	1,556	2.9	--
Allocation – non-controlling interests	4,113	--	--	--	--	--	4,113	7.8	59	--	--	--	--	--	59	0.1	N/M
Allocation – consolidated partnerships	--	--	--	--	(93,529)	--	(93,529)	(177.6)	--	--	--	--	(108,268)	--	(108,268)	(200.6)	(13.6)
Net (income) loss attributable to non-controlling interest – continuing operations	5,669	--	--	--	(93,529)	--	(87,860)	(166.8)	1,615	--	--	--	(108,268)	--	(106,653)	(197.6)	(17.6)
Net income (loss) attributable to Centerline Holding Company shareholders - continuing operations, pre-allocations	29,463	5,642	2,789	(23,091)	(3)	9,015	23,815	45.2	(27,021)	6,116	3,918	(15,246)	71	278	(31,884)	(59.0)	(174.7)
Inter-segment expense allocation	9,020	5,093	6,357	(20,470)	--	--	--	--	8,736	3,536	538	(12,906)	--	96	--	--	--
Net income (loss) attributable to Centerline Holding Company shareholders – continuing operations	$20,443	$549	$(3,568)	$(2,621)	$(3)	$9,015	$23,815	45.2%	$(35,757)	$2,580	$3,380	$(2,340)	$71	$182	$(31,884)	(59.0)%	(174.7)%

Net income – discontinued operations							--	--							618	1.1	(100.0)
Net income attributable to non-controlling interests – discontinued operations							--	--							--	--	N/A
Net income attributable to Centerline Holding Company shareholders – discontinued operations							--	--							618	1.1	(100.0)
Total income (loss) attributable to Centerline Holding Company shareholders							$23,815	45.2%							$(31,266)	(57.9)%	(176.2)%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Nine Months Ended September 30,
	2011								2010
(in thousands)	Affordable Housing	Mortgage Banking	Asset Management	Corporate	Consolidated Partnerships	Eliminations and Adjustments	Total	% of Revenues	Affordable Housing	Mortgage Banking	Asset Management	Corporate	Consolidated Partnerships	Eliminations and Adjustments	Total	% of Revenues	% Change

Revenues
Mortgage revenue bonds	$37,085	$--	$--	$--	$--	$(24,450)	$12,635	8.0%	$36,895	$--	$--	$--	$--	$(22,186)	$14,709	9.2%	(14.1)%
Other interest income	14,584	2,867	--	63	--	(101)	17,413	11.0	16,672	2,096	--	27	--	(150)	18,645	11.7	(6.6)
Interest income	51,669	2,867	--	63	--	(24,551)	30,048	19.0	53,567	2,096	--	27	--	(22,336)	33,354	20.9	(9.9)
Fund sponsorship	20,047	--	--	--	--	(16,126)	3,921	2.5	21,468	--	--	--	--	(17,900)	3,568	2.2	9.9
Asset management fees	--	--	17,552	--	--	(17,552)	--	--	--	--	17,765	--	--	(17,765)	--	--	N/A
Mortgage origination fees	421	2,787	--	--	--	--	3,208	2.0	839	2,097	--	--	--	(1)	2,935	1.8	9.3
Mortgage servicing fees	2,758	15,172	--	--	--	(623)	17,307	11.0	2,283	14,295	--	--	--	(387)	16,191	10.2	6.9
Credit intermediation fees	3,507	--	--	--	--	(3,417)	90	0.1	5,206	--	--	--	--	(4,925)	281	0.2	(68.0)
Other fee income	--	412	--	--	--	--	412	0.3	--	484	--	1	--	--	485	0.3	(15.1)
Fee income	26,733	18,371	17,552	--	--	(37,718)	24,938	15.8	29,796	16,876	17,765	1	--	(40,978)	23,460	14.7	6.3
Gain on sale of mortgage loans	1,535	19,334	--	--	--	--	20,869	13.2	2,226	16,685	--	--	--	--	18,911	11.9	10.4
Prepayment penalties	--	265	--	--	--	--	265	0.2	--	337	--	--	--	--	337	0.2	(21.4)
Expense reimbursements	5,968	--	--	300	--	(5,769)	499	0.3	6,437	--	--	300	--	(6,395)	342	0.2	45.9
Miscellaneous	639	480	77	2	--	--	1,198	0.8	305	300	--	219	--	26	850	0.5	40.9
Other revenues	8,142	20,079	77	302	--	(5,769)	22,831	14.5	8,968	17,322	--	519	--	(6,369)	20,440	12.8	11.7
Revenues – consolidated partnerships	--	--	--	--	80,011	--	80,011	50.7	--	--	--	--	82,304	--	82,304	51.6	(2.8)
Total revenues	$86,544	$41,317	$17,629	$365	$80,011	$(68,038)	$157,828	100.0%	$92,331	$36,294	$17,765	$547	$82,304	$(69,683)	$159,558	100.0%	(1.1)%

Expenses
Salary	$7,045	$9,331	$6,255	$12,160	$--	$--	$34,791	22.0%	$6,256	$7,771	$4,474	$16,506	$--	$(103)	$34,904	21.9%	(0.3)%
Other general and administrative	27,195	7,457	1,408	19,531	--	(18,509)	37,082	23.5	46,328	5,628	1,281	39,022	--	(20,414)	71,845	45.0	(48.4)
General and administrative	34,240	16,788	7,663	31,691	--	(18,509)	71,873	45.5	52,584	13,399	5,755	55,528	--	(20,517)	106,749	66.9	(32.7)
Affordable Housing loss reserve	(57,700)	--	--	--	--	--	(57,700)	(36.6)	(58,000)	--	--	--	--	--	(58,000)	(36.4)	(0.5)
Bad debt expense	8,076	--	--	--	--	--	8,076	5.1	3,452	--	--	--	--	363	3,815	2.4	111.7
Provision for risk-sharing obligations	238	--	--	--	--	--	238	0.2	1,301	6,830	--	--	--	--	8,131	5.1	(97.1)
Lease termination costs	--	--	--	1,081	--	--	1,081	0.7	--	--	--	(48,039)	--	--	(48,039)	(30.1)	(102.3)
(Recovery) provision for losses	(49,386)	--	--	1,081	--	--	(48,305)	(30.6)	(53,247)	6,830	--	(48,039)	--	363	(94,093)	(59.0)	(48.7)
Borrowing and financing	37,063	1,021	--	3,956	--	(684)	41,356	26.2%	35,766	603	--	6,340	--	(1,064)	41,645	26.1	(0.7)
Derivatives – non-cash impact	9,817	--	--	--	--	--	9,817	6.2	7,697	--	--	--	--	--	7,697	4.8	27.5
Preferred shares of subsidiary	2,880	--	--	--	--	--	2,880	1.8	6,959	--	--	--	--	--	6,959	4.4	(58.6)
Interest expense	49,760	1,021	--	3,956	--	(684)	54,053	34.2	50,422	603	--	6,340	--	(1,064)	56,301	35.3	(4.0)
Depreciation and amortization	1,351	8,204	193	1,218	--	--	10,966	6.9	1,921	7,920	242	7,626	--	(4)	17,705	11.1	(38.1)
Loss on impairment of assets	--	--	--	--	--	--	--	--	59,519	--	--	--	--	--	59,519	37.3	(100.0)
Interest expense – consolidated partnerships	--	--	--	--	37,925	(24,342)	13,583	8.6	--	--	--	--	34,774	(22,246)	12,528	7.8	8.4
Other expense – consolidated partnerships	--	--	--	--	249,709	(25,422)	224,287	142.1	--	--	--	--	241,211	(28,737)	212,474	133.2	5.6
Total expenses	$35,965	$26,013	$7,856	$37,946	$287,634	$(68,957)	$326,457	206.7%	$111,199	$28,752	$5,997	$21,455	$275,985	$(72,205)	$371,183	232.6%	(12.0)%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Nine Months Ended September 30,
	2011								2010
(in thousands)	Affordable Housing	Mortgage Banking	Asset Management	Corporate	Consolidated Partnerships	Eliminations and Adjustments	Total	% of Revenues	Affordable Housing	Mortgage Banking	Asset Management	Corporate	Consolidated Partnerships	Eliminations and Adjustments	Total	% of Revenues	% Change

Equity and other income (loss)	$--	$--	$--	$--	$--	$--	$--	--%	$(198)	$--	$--	$--	$--	$--	$(198)	(0.1)	(100.0)
Gain on settlement of liabilities	2,612	--	--	1,756	--	--	4,368	2.8	--	--	--	25,253	--	--	25,253	15.8	(82.7)
Gain from repayment or sale of investments	1,456	--	--	--	--	--	1,456	0.9	2,323	--	--	--	--	--	2,323	1.5	(37.3)
Other losses – consolidated partnerships	--	--	--	--	(237,834)	--	(237,834)	(150.7)	--	--	--	--	(298,709)	--	(298,709)	(187.2)	(20.4)
Other income (loss)	4,068	--	--	1,756	(237,834)	--	(232,010)	(147.0)	2,125	--	--	25,253	(298,709)	--	(271,331)	(170.0)	(14.5)

Income tax (provision)/benefit – continuing operations	--	--	--	(9,078)	--	8,985	(93)	(0.1)	--	--	--	(100)	--	--	(100)	(0.1)	(7.0)
Net income (loss) continuing operations	54,647	15,304	9,773	(44,903)	(445,457)	9,904	(400,732)	(253.9)	(16,743)	7,542	11,768	4,245	(492,390)	2,522	(483,056)	(302.7)	(17.0)
Allocation – preferred shares	4,669	--	--	--	--	--	4,669	3.0	4,669	--	--	--	--	--	4,669	2.9	--
Allocation – non-controlling interests	5,544	--	--	--	--	--	5,544	3.5	(313)	--	--	1,084	--	--	771	0.5	N/M
Allocation – consolidated partnerships	--	--	--	--	(444,951)	--	(444,951)	(281.9)	--	--	--	--	(492,291)	--	(492,291)	(308.5)	(9.6)
Net (income) loss attributable to non-controlling interest – continuing operations	10,213	--	--	--	(444,951)	--	(434,738)	(275.4)	4,356	--	--	1,084	(492,291)	--	(486,851)	(305.1)	(10.7)
Net income (loss) attributable to Centerline Holding Company shareholders - continuing operations, pre-allocations	44,434	15,304	9,773	(44,903)	(506)	9,904	34,006	21.5	(21,099)	7,542	11,768	3,161	(99)	2,522	3,795	2.4	N/M
Inter-segment expense allocation	14,778	10,414	14,096	(39,288)	--	--	--	--	8,659	3,362	1,627	(13,941)	--	293	--	--	N/A
Net income (loss) attributable to Centerline Holding Company shareholders – continuing operations	$29,656	$4,890	$(4,323)	$(5,615)	$(506)	$9,904	$34,006	21.5%	$(29,758)	$4,180	$10,141	$17,102	$(99)	$2,229	$3,795	2.4	N/M

Net income – discontinued operations							253	0.2							160,645	100.7	(99.8)
Net income attributable to non-controlling interests – discontinued operations							--	--							(89,918)	(56.4)	(100.0)
Net income attributable to Centerline Holding Company shareholders – discontinued operations							253	0.2							70,727	44.3	(99.6)
Total income attributable to Centerline Holding Company shareholders							$34,259	21.7%							$74,522	46.7%	(54.0)%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Net income or loss is defined as the net result of total company operations, prior to allocation of income or loss to non-controlling interests.  As the Tax Credit Fund Partnerships (by design) always generate operating losses, we expect to record net losses for the foreseeable future as they represent a significant portion of our consolidated operations.  After allocation of income or loss to non-controlling interests, we recorded net income attributable to our shareholders for the 2011 and 2010 periods.  For the periods presented, those items that, with the exception of professional fees and severance costs, are non-cash in nature and impact the comparability of results from period-to-period are highlighted in the table below.  Such items are shown prior to any adjustments for tax and allocations to non-controlling interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2011	2010	2011	2010

Reduction/(Increase) to net income:

Asset impairments (excluding equity investments):
Affordable Housing Segment:
Series B Freddie Mac Certificates	$--	$24,478	$--	$61,649
Stabilization escrow	--	14	--	(2,478)

Other items:
Affordable Housing Segment:
Affordable housing loss reserve (recovery)/provision	(41,700)	--	(57,700)	(58,000)
Provision for risk-sharing obligations	--	1,051	238	1,301
Gain on settlement of liability	--	--	(2,612)	--
Assumption fee relating to restructuring of credit intermediation agreements	1,307	(180)	3,599	26,526
Non-cash impact of derivatives(1)	8,279	4,863	9,817	7,697

Mortgage Banking Segment:
Provision for risk-sharing obligations	--	--	--	6,830

Corporate Segment:
Professional fees related to the March 2010 Restructuring	--	358	--	13,074
Gain on sale of discontinued operations	--	--	--	(20,500)
Gain on settlement of liability	--	--	(1,756)	(25,253)
Expense for Series A shares issued in connection with restructuring of credit intermediation agreements	--	--	--	2,842
Lease termination costs	1,081	5	1,081	(48,039)
Severance costs	102	308	1,159	1,657
(1) Includes gains on termination of two derivative contracts.

Affordable Housing

Our Affordable Housing Segment provides equity and debt financing to properties that benefit from the LIHTC or other financial structures (collectively “Tax Credit”) intended to promote development of affordable multifamily housing properties.  We sponsor and manage funds for institutional and retail investors that invest in affordable housing properties nationwide.  We also originate and service affordable housing multifamily loans under GSE, Ginnie Mae and FHA programs. Due to the economic environment and the financial uncertainty we were facing prior to the March 2010 Restructuring, we experienced little fund origination activity.  During that time, our focus was on asset management and administration of our existing funds and properties, for which we had been receiving fees.  During 2010 and into 2011, corporate investors have shown a renewed interest in the LIHTC equity market.  That combined with the March 2010 Restructuring provided us with the opportunity to become more active in pursuing new fund originations.  Through the nine months ended September 30, 2011, we raised $123.2 million of gross equity for these new funds, of which we have invested $95.2 million to date in property acquisitions.  The remaining equity raised from these originations will also be invested in property acquisitions in future periods.  We will continue to actively pursue new fund originations going forward and have begun acquiring limited partnership interests in entities that own tax credit properties for inclusion in future equity offerings.  We expect future fund offerings to be a mix of multi-investor as well as single-investor structures. In an effort to expand our affordable debt platform and accelerate our production volume, we recruited in the second quarter of 2011 a highly experienced FHA and affordable debt team.  We believe that expanding our affordable platform will also provide further expertise and diversification of our product offerings which will directly benefit our LIHTC equity business.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Revenues

A description of the revenue streams for our Affordable Housing operations can be found in our 2010 Form 10-K.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2011	2010	% Change	2011	2010	% Change

Interest income:
Mortgage revenue bond interest income	$11,475	$13,183	(13.0)%	$37,085	$36,895	0.5%
Other interest income	5,466	4,654	17.4	14,584	16,672	(12.5)
Fee income:
Fund sponsorship	6,342	7,528	(15.8)	20,047	21,468	(6.6)
Mortgage origination fees	50	190	(73.7)	421	839	(49.8)
Mortgage servicing fees	923	937	(1.5)	2,758	2,283	20.8
Credit intermediation fees	1,170	2,209	(47.0)	3,507	5,206	(32.6)
Other:
Gain on sale of mortgage loans	94	260	(63.8)	1,535	2,226	(31.0)
Expense reimbursements	1,921	2,613	(26.5)	5,968	6,437	(7.3)
Miscellaneous	124	34	264.7	639	305	109.5
Total revenues	$27,565	$31,608	(12.8)%	$86,544	$92,331	(6.3)%

Interest Income

Mortgage Revenue Bond Interest Income

Our role as special servicer of the mortgage revenue bonds allows us to repurchase those bonds in special servicing. Accordingly, we re-recognize bonds as assets when transferring them into special servicing and de-recognize bonds when transferring them out of special servicing.

The decrease of $1.7 million for the three months ended September 30, 2011, is primarily due to payments received that were applied to interest for mortgage revenue bonds that were in a non-accrual status during the three months ended September 30, 2010 in the amount of $1.9 million, as well as, a slight decrease in the average principal balance of the mortgage revenue bonds re-securitized in 2007, but which remained in our balance sheet, when compared to the same periods in the prior year (as shown in the table below).  The increase of $0.2 million for the nine months ended September 30, 2011, is primarily due to the increase in the average principal balance of mortgage revenue bonds.  This was offset by payments received that were applied to interest for mortgage revenue bonds that were in a non-accrual status during the nine months ended September 30, 2010 in the amount of $1.6 million.

The following table presents information related to our mortgage revenue bond interest income:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2011	2010	% Change	2011	2010	% Change

Average number of bonds on the balance sheet not receiving sale recognition	96	95	1.05%	96	91	5.49%
Average balance (unpaid principal balance)	$840,006	$855,692	(1.83)%	$855,463	$800,648	6.85%
Weighted average yield	6.52%	6.16%	5.84%	6.48%	6.14%	5.54%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Other Interest Income

Other interest income includes the interest recorded on retained interests from the 2007 re-securitization transaction (specifically the Series A-1 and Series B Freddie Mac Certificates) and interest on the stabilization escrow account established at the time of the re-securitization as well as interest on voluntary loans provided to Tax Credit Fund Partnerships related to property advances.  The increase in other interest income of $0.8 million for the three months ended September 30, 2011 is primarily due to an increase in the effective yield from 10.20% at September 30, 2010 to 57.52% at September 30, 2011due to the increase in projected cash flows subsequent to the impairments recorded in 2010 as a result of the restructuring of certain bonds.  The decrease in other interest income of $2.1 million for the nine months ended September 30, 2011 is primarily due to a $3.1 million decrease relating to the sale of $55.0 million of Series A-1 Freddie Mac certificates which occurred in December 2010.  This was offset by an increase in the effective yield from 10.33% at September 30, 2010 to 40.32% at September 30, 2011due to the increase in projected cash flows subsequent to the impairments recorded in 2010 as a result of the restructuring of certain bonds.

Fee Income

Fee income in Affordable Housing includes income generated from Consolidated Partnerships that are eliminated upon consolidation.  The following table reflects total fee income and the fees from Consolidated Partnerships that are eliminated upon consolidation.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2011	2010	2011	2010

Total fee income	$8,485	$10,864	$26,733	$29,796
Fee income generated from Consolidated Partnerships	(6,259)	(9,743)	(20,166)	(23,213)
Total fee income included in consolidated results	$2,226	$1,121	$6,567	$6,583

Fund Sponsorship

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2011	2010	% Change	2011	2010	% Change
Fees based on equity invested
Property acquisition fees	$292	$113	158.4	$2,053	$136	N/M
Organization, offering and acquisition allowance fees	259	--	N/A	1,825	--	N/A
Fees based on management of sponsored funds
Partnership management fees	1,197	1,680	(28.8)%	3,899	5,381	(27.5)%
Asset management fees	2,151	4,315	(50.2)	6,364	10,776	(40.9)
Other fee income	2,443	1,420	72.0	5,906	5,175	14.1
Total fund sponsorship fee income	$6,342	$7,528	(15.8)%	$20,047	$21,468	(6.6)%
Assets under management – tax credit funds	$9,262,343	$9,286,110	(0.26)%
Equity raised by tax credit funds	$3,990	$--		$123,240	$7,849
Equity invested by tax credit funds(1)	$16,950	$2,967		$95,248	$10,816

(1)	Excludes warehoused properties that have not yet closed into an investment fund.

Fees Based on Equity Invested

While we may acquire properties on an ongoing basis throughout the year, we do not recognize property acquisition fees until we place the property into a sponsored fund.  Therefore, a change in timing of a fund closure may impact the level of revenues we recognize in a given period.  Additionally, the type of funds originated (whether for a single investor, or one with multiple investors) can affect the level of revenues as the fee rate for each varies.  The increase of $0.2 million for the three months ended September 30, 2011, pertained to three property closings following the fund origination in February 2011 and the increase of $1.9 million for nine months ended September 30, 2011, pertained to fourteen property closings, whereas, through the third quarter of 2010, there was one property closing.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Fees Based on Management of Sponsored Funds

We collect partnership management fees at the time a fund closes and recognize them over the first five years of a fund’s life.  Due to the expiration of the 5-year service period for certain funds, these fees have decreased throughout 2010 and continued to decrease through the third quarter of 2011.  This decrease was partially offset due to the first quarter 2011 fund origination for which we collect partnership management fees.

Asset management fees are collected over the life of a fund and recognized as earned to the extent that the investment funds have available cash flow.  The decrease in asset management fees through the third quarter of 2011 primarily was related to a reduction in the number of investment funds that met the payment requirements for asset management fees causing an uncertainty as to the collectability of fees for these funds.  This reduction is due to reduced levels of disposition proceeds received by the investment funds in 2011 as compared to the prior year.  Although we anticipate an increase in the level of dispositions within the coming year, due to the volatility in the real estate market, there is uncertainty in the amount of proceeds the investment funds will receive.

Mortgage Origination Fees

Affordable Housing mortgage loan originations for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010	% Change	2011		2010	% Change
Total mortgage origination activity(1)	$4,060		$21,250	(80.9)%	$19,507		$82,825	(76.4)%
Mortgages originated in prior periods and sold during the period	--		--		17,000		--
Less: mortgages originated but not yet sold(2)	(2,560)		--		(2,560)		--
Total mortgage origination activity recognized for GAAP and for which revenue is recognized	$1,500		$21,250	(92.9)%	$33,947		$82,825	(59.0)%
		% of Total		% of Total		% of Total		% of Total
Loan Purchasers Fannie Mae	$1,500	100.0%	$--	--%	$33,947	100.0%	$8,320	10.0%
Freddie Mac	--	--	21,250	100.0	--	--	74,505	90.0
Total	$1,500	100.0%	$21,250	100.0%	$33,947	100.0%	$82,825	100.0%

(1)	Includes all mortgages funded during the period.
(2)	Included in Other Investments – mortgage loans held for sale.

During the three and nine months ended September 30, 2011, mortgage origination fee revenues decreased as compared to the same periods in 2010 as a result of a decrease in the origination and conversion of construction forward commitments that were committed to be funded in prior periods.

As previously noted, we have expanded our affordable debt platform and expect to experience growth in origination of GSEs and FHA products.

Mortgage Servicing Fees

Mortgage servicing fees remained flat for the three months ended September 30, 2011 as compared to the prior year period as there was no significant change in the loan servicing portfolio balance.  Mortgage servicing fees increased for the nine months ended September 30, 2011 compared to the prior year period due to an increase in the Affordable Housing loan servicing portfolio towards the end of 2010.  These increases can be attributed to a large amount of forwards converting in the second half of 2010, creating a larger portfolio balance towards the end of the year and an increase in servicing fee revenue for the 2011 period when compared to 2010.  Subsequent to September 30, 2010, origination activity has leveled out and originations are adequate to offset loan payoffs and maturities in the portfolio.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	September 30,
(dollars in thousands)	2011	2010	% Change

Primary servicing portfolio	$475,752	$470,493	1.1%

We also service a $2.6 billion portfolio of Freddie Mac affordable housing bonds, for which we earn a 10 basis point fee on any part of the portfolio placed in special servicing.  At September 30, 2011, $833 million of the portfolio was in special servicing.

Credit Intermediation Fees

We collect credit intermediation fees at the time a guaranteed fund closes and recognize them over a fund’s life based on risk-weighted periods on a straight-line basis.  Because the Affordable Housing Segment no longer provides credit intermediation for new funds or products, the fee stream will continue to decline as the amortization periods end for certain funds.

Other Revenues

The decrease in expense reimbursements from the third quarter of 2010 to the third quarter of 2011 was due primarily to a decrease in the number of funds with available cash flow to pay expense reimbursements.

The decrease in gain on sale of mortgage loans is due to a decrease in mortgage loan originations during the three and nine months ended September 30, 2011 as compared to the same periods in 2010.

Expenses

Expenses for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2011	2010	% Change	2011	2010	% Change
General and administrative expenses
Salaries and benefits	$2,707	$1,897	42.7%	$7,045	$6,256	12.6%
Other:
Credit intermediation assumption fees	1,307	(180)	N/M	3,599	26,526	(86.4)
Other	7,858	5,329	47.5	23,596	19,802	19.2
Total general and administrative	11,872	7,046	68.5	34,240	52,584	(34.9)
(Recovery)/provision for losses	(40,725)	5,231	N/M	(49,386)	(53,247)	(7.3)
Interest expense:
Borrowings and financings	11,818	12,556	(5.9)	37,063	35,766	3.6
Derivatives – non-cash impact	8,279	4,863	70.2	9,817	7,697	27.5
Preferred shares of subsidiary	960	2,320	(58.6)	2,880	6,959	(58.6)
Depreciation and amortization	362	613	(40.9)	1,351	1,921	(29.7)
Loss on impairment of assets	--	24,492	(100.0)	--	59,519	(100.0)
Total expenses	$(7,434)	$57,121	(113.0)%	$35,965	$111,199	(67.7)%
Average borrowing rate	6.42%	6.56%		6.35%	6.35%
Average SIFMA rate	0.14%	0.27%		0.20%	0.26%
N/M – Not meaningful.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

General and Administrative

Salaries and benefits

Salaries and benefits increased by $0.8 million for the three months ended September 30, 2011 and $0.8 million for the nine months ended September 30, 2011, mainly due to an increase in the bonus accrual related to the recent hiring of business executives, as well as, severance paid to former employees.

Other

Assumption fees increased $1.5 million for the three months ended September 30, 2011, primarily due to an increase in net assets in Centerline Guaranteed Holdings pertaining to the reduction in the loss reserve (see note 24 to the Condensed Consolidated Financial Statements).  For the nine months ended September 30, 2011, assumption fees decreased $22.9 million primarily due to the $26.5 million in assumption fees that were recorded during the nine months ended September 30, 2010, resulting from the restructuring of certain credit intermediation agreements executed in 2010, as compared to $3.6 million recorded during the nine months ended September 30, 2011.

Other general and administrative expenses increased $2.5 million and $3.8 million for the three and nine months ended September 30, 2011, respectively.  The increase is primarily attributed to an increase in acquisition expenses related to property closings.  There were three and fourteen property closings during the three and nine months ended September 30, 2011, respectively, as compared to one property closing during the same periods in 2010.

(Recovery) provision for Losses

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2011	2010	% Change		2011	2010	% Change
Affordable Housing loss (recovery)	$(41,700)	$--	N/A	%	$(57,700)	$(58,000)	(0.5)%
Bad debt expense (recovery)	975	4,180	(76.7)		8,076	3,452	134.0
Provision for risk-sharing obligations	--	1,051	(100.0)		238	1,301	(81.7)
Total (recovery) provision for losses	$(40,725)	$5,231	N/M	%	$(49,386)	$(53,247)	(7.3)%

Recovery for losses increased by $46.0 million for the three months ended September 30, 2011, and decreased $3.9 million during the nine months ended September 30, 2011 as compared to the same period in 2010 mainly due to the following:

•
Affordable Housing loss reserves pertain to our commitment to reimburse parties under the yield transactions made by our subsidiaries.  Our commitments were reduced through the third quarter of 2011 due to the projected restructuring of certain assets.  During the first quarter of 2010, we recorded a reduction of $62.0 million in loss reserves, due to the projected restructuring of certain assets, in connection with the March 2010 Restructuring which reduced estimated payments, offset by a $4.0 million increase in the second quarter which was attributed to the increase in the population of bonds to be restructured due to the deterioration in the performance of the underlying properties.

•
Bad debt expense decreased $3.2 million for the three months ended September 30, 2011 primarily due to a decrease in the reserves against property advances to Tax Credit Fund Partnerships due to an overall improvement in performance of the underlying property partnership portfolio of the funds.  The increase of $4.6 million for the nine months ended September 30, 2011 is primarily due to an increase in the reserves against property advances to Tax Credit Fund Partnerships of approximately $3.8 million and a $0.8 million net reduction in reserves taken in the prior year relating to cash recoveries.

Interest Expense

Interest expense represents direct financing costs, including on-balance sheet securitizations of mortgage revenue bonds and distributions on preferred shares of Equity Issuer.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

The primary drivers of the change in interest expense were:

•
A $1.3 million increase in interest expense pertaining to borrowing and financings for the nine months ended September 30, 2011, as compared to the same period in 2010, is due primarily to an increase of $2.2 million of interest expense related to the Freddie Mac secured financing attributable to a $35.9 million increase in the average borrowing and financing balance, to $646.3 million.  The increase in the average borrowing and financing balance is a result of an increase in bonds in the December 2007 re-securitization that have been re-recognized as a result of default, placement in special servicing, or for which we made commitments to fund operating deficits to the underlying Tax Credit Property Partnerships.  This was offset by a decrease in interest expense due to the repayment of the $20.0 million CFin Holdings credit facility in June 2011, which at that time, all commitments were terminated, and accrued and capitalized interest in the amount of $2.6 million was waived (see Note 11 to the condensed consolidated financial statements).

•
A $3.4 million increase in non-cash interest expense on derivatives for the three months ended September 30, 2011 and a $2.1 million increase for the nine months ended September 30, 2011 as compared to the same periods in 2010 primarily due to unfavorable changes in the fair value of our free-standing derivatives as interest rates decreased.  In addition to the decrease in interest rates for the nine months ended September 30, 2011 was a $2.1 million of gain on terminations of developer swaps in 2010 while there were no developer swaps terminated during 2011.  As of September 30, 2011, we are party to 17 interest rate swap agreements with the developers of properties underlying certain mortgage revenue bonds we previously owned.  We are also a party to an interest rate swap whereby we pay a variable interest rate (based on the SIFMA index) and receive a fixed interest rate from a third party.

•
A $1.4 million decrease in the three months ended September 30, 2011 and a $4.1 million decrease in the nine months ended September 30, 2011 pertaining to interest on preferred shares of subsidiary is primarily to the result of the sale of certain Series A-1 Freddie Mac Certificates in December 2010 which resulted in the redemption of the related preferred shares.  We experienced a comparable decrease in revenues related to the Series A-1 Freddie Mac Certificates.

Depreciation and Amortization

Depreciation and amortization expenses decreased by $0.6 million for the nine months ended September 30, 2011 compared to the same period in 2010.  This is mainly attributable to the redemption of Preferred Shares Series B and B-1 of our subsidiary in December 2010 which reduced the average monthly amortization of the deferred origination costs.  The deferred origination costs are being amortized over the term of the preferred shares.

Loss on Impairment of Assets

The loss on impairment of assets in 2010 resulted principally from the declining performance of properties that underlie the mortgage revenue bonds we re-securitized in 2007 and the anticipated use of the escrow to buy down or restructure bonds.  For detailed discussion, see Notes 18 and 24 to the condensed consolidated financial statements.

Other Income

Other income for the Affordable Housing Segment for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2011	2010	% Change	2011	2010	% Change
Equity and other loss	$--	$(14)	(100.0)%	$--	$(198)	(100.0)%
Gain on settlement of liabilities	--	--	--	2,612	--	N/A
Gain from repayment or sales of investments, net	133	121	9.9	1,456	2,323	(37.3)
Total other income	$133	$107	24.3%	$4,068	$2,125	91.4%

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

Gain from repayment or sales of investments, net

The $2.3 million gain for the nine months ended September 30, 2010 reflects recognition upon sale of two bonds.  The $1.5 million recorded for the nine months ended September 30, 2011 reflects gain recognized for six bonds that received sale treatment during the period.

Profitability

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2011	2010	% Change		2011	2010	% Change
Income (loss) before other allocations	$35,132	$(25,406)	N/M	%	$54,647	$(16,742)	N/M	%
Net income (loss)	20,443	(35,757)	N/M		29,656	(29,757)	N/M

The change in income before other allocations reflects the revenues and expense changes discussed above.  Incremental costs incorporated in net loss include allocations to the perpetual Equity Issuer preferred shares.

Mortgage Banking

The primary business function of the Mortgage Banking Segment is to underwrite, originate, and service conventional multifamily loans under GSE, Ginnie Mae and FHA programs.  Originated loans are pre-sold to GSEs and in many cases, are used as collateral for mortgage-backed securities issued and guaranteed by the GSE and traded in the open market.  We earn origination fees and trading-premium revenues.  We also recognize Mortgage Servicing Right (“MSR”) revenues on loans we originate as in most cases we retain the servicing rights.  Trading premiums and MSR values are recorded as gains on sale of mortgage loans on our consolidated statements of operations.  During 2011, we experienced an increase in origination volume as compared to the same period in 2010 primarily due to the increase in our origination capabilities that includes the growth of our small loan business and the increase in our loan origination teams located in offices nationwide.  During the second quarter of 2011, we opened new offices in Boston and Chicago.  As a result, origination fees, trading-premium revenues and MSR revenues have increased during 2011.

We also earn mortgage-servicing fees on our servicing portfolio of approximately 1,350 loans.  Our servicing fees provide a stable revenue stream.  Servicing fees are based on contractual terms and earned over the life of a loan.  In addition, we earn interest income from escrow deposits held on behalf of borrowers and on loans while they are being financed by our warehouse line, as well as late charges, prepayments of loans and other ancillary fees.

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

Our servicing fees for risk-sharing loans include compensation for the risk-sharing obligations and are larger than the servicing fees we receive for loans with no risk-sharing obligations.  We receive a lower servicing fee for loans with modified risk-sharing than for loans with full risk-sharing.  While our origination volume increased in 2010 and 2011, these increases were not sufficient to offset loan maturities and payoffs, resulting in a marginally smaller servicing portfolio.  However, because our risk-sharing product and related servicing fees have increased in recent years, we have experienced a slight increase in our overall servicing fees in the three and nine months ended September 30, 2011 as compared to the same periods in 2010.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Revenues

For a description of our revenue recognition policies, see Note 2 to our 2010 Form 10-K.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2011	2010	% Change	2011	2010	% Change
Interest income	$965	$658	46.7%	$2,867	$2,096	36.8%
Fee income:
Mortgage origination fees	836	861	(2.9)	2,787	2,097	32.9
Mortgage servicing fees	5,205	4,776	9.0	15,172	14,295	6.1
Other fee income	112	114	(1.8)	412	484	(14.9)
Other:
Gain on sale of mortgage loans	7,304	7,342	(0.5)	19,334	16,685	15.9
Prepayment penalties	106	140	(24.3)	265	337	(21.4)
Other revenues	155	8	N/M	480	300	60.0
Total revenues	$14,683	$13,899	5.6%	$41,317	$36,294	13.8%

Interest Income

The increase in interest income for the three and nine months ended September 30, 2011 is attributable primarily to an increase in the interest earned on loans during 2011 while being financed on the warehouse line.  Although average interest rates on multifamily mortgage loans are lower in 2011 as compared to 2010, interest income earned during these periods increased due to the increase in origination volume achieved during 2011 as compared to 2010.

Fee Income

Mortgage Origination Fees

Mortgage originations for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010	% Change	2011		2010	% Change
Total mortgage origination activity(1)	$217,178		$210,921	3.0%	$645,078		$561,837	14.8%
Mortgages originated in prior periods and sold during the period	93,536		70,966		58,460		28,520
Less: mortgages originated but not yet sold(2)	(76,657)		(56,940)		(76,657)		(56,940)
Total mortgage origination activity recognized for GAAP and for which revenue is recognized	$234,057		$224,947	4.0%	$626,881		$533,417	17.5%
		% of Total		% of Total		% of Total		% of Total
Loan Purchasers Fannie Mae	$192,791	82.4%	$163,297	72.6%	$525,884	83.9%	$370,874	69.5%
Freddie Mac	32,700	14.0	61,650	27.4	85,700	13.7	108,450	20.3
Conduit and other	8,566	3.6	--	--	15,297	2.4	54,093	10.2
Total	$234,057	100.0%	$224,947	100.0%	$626,881	100.0%	$533,417	100.0%

(1)	Includes all mortgages funded during the period.
(2)	Included in Other Investments – mortgage loans held for sale.

During the three and nine months ended September 30, 2011, our mortgage origination volume recognized for GAAP purposes increased by 4.0% and 17.5%, respectively, as compared to the same periods in 2010 primarily due to an increase in our origination capabilities.  The increase in our origination capabilities includes our small loans initiative, begun in the fourth quarter of 2009, to underwrite and originate smaller loans under our Fannie Mae DUS program.  The Small Loan Group division accounted for 27.3% and 24.4% of our total originations for the three and nine months ended September 30, 2011 compared to 17.9% and 18.6% for the same periods in 2010.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

In October 2011, we closed a $328 million Freddie Mac Capital Markets Execution Financing.  This increased significantly our Freddie Mac loan production and increases our servicing portfolio by approximately 4%.

Mortgage origination revenues for the nine months ended September 30, 2011 include a non-refundable origination fee received on a portfolio of loans that have closed subsequent to September 30, 2011; however, the non-refundable origination fee was recognized in the first quarter of 2011.  With the exception of such revenue, mortgage origination revenue increased proportionally to mortgage originations for the periods.

For the nine months ended September 30, 2011 as compared to 2010, we also experienced an increase in gain on sales of loans due to the value of MSRs retained on each loan.  We recorded $11.6 million of revenue resulting from the valuation of MSRs in the 2011 period as compared to $9.5 million in 2010 primarily as the result of an overall increase in origination volume.  Premium revenue has also increased period-over-period, as a result of origination volume increases.

Premiums and MSR values remained relatively constant for the three months ended September 30, 2011 as compared to the 2010 due to origination volume remaining constant period-over-period.

Mortgage Servicing Fees

As previously noted, mortgage servicing fees are a significant source of revenue for us.  Our portfolio of loans has decreased slightly at September 30, 2011 as compared to September 30, 2010 due to origination volume throughout 2010 and into 2011 not being sufficient to replace principal paydowns, maturities and refinancings in the portfolio.  While it has been, and will continue to be, a priority of ours to retain maturing loans and refinances in our portfolio, we are experiencing an increase in competition from lenders that had not been active in prior periods, such as banks and life insurance companies.  During the next twenty-four months, 205 loans with an outstanding principal balance of $1.1 billion (which represents 12.3% of the servicing portfolio) are due to mature.

Our portfolio balances at September 30, 2011 and 2010 were as follows:

	September 30,
(dollars in thousands)	2011	2010	% Change

Primary servicing portfolio	$8,131,758	$8,393,535	(3.1)%

Although the portfolio has decreased slightly over the past year, due to the nature of more recent originations we have experienced an increase in servicing fees earned from the portfolio.  We currently earn higher servicing fees because we are originating more shared-risk product than in the past.  Loans that are currently being paid off are those with lower servicing fee rates, resulting in a higher weighted-average servicing fee being earned on the portfolio in 2011 than in 2010.  Weighted-average servicing rates increased from 23.8 basis points at September 30, 2010 to 26.4 basis points at September 30, 2011.

Expenses

Interest expense in the Mortgage Banking Segment represents direct financing costs, including asset-backed warehouse lines (used for mortgage loans we originate).  Other major expenses include amortization of MSRs, salaries and other costs of employees working directly in this business as well as allocations of certain corporate costs.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2011	2010	% Change	2011	2010	% Change
General and administrative expenses
Salaries and benefits	$3,253	$2,563	26.9%	$9,331	$7,771	20.1%
Other	2,548	2,227	14.4	7,457	5,628	32.5
Total general and administrative	5,801	4,790	21.1	16,788	13,399	25.3
Provision for risk-sharing obligations	--	--	--	--	6,830	(100.0)
Interest	380	292	30.1	1,021	603	69.3
Depreciation and amortization	2,860	2,701	5.9	8,204	7,920	3.6
Total expenses	$9,041	$7,783	16.2%	$26,013	$28,752	(9.5)%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

General and Administrative

General and administrative expense increased by $1.0 million and $3.4 million for the three and nine months ended September 30, 2011, as compared to the same periods in 2010 primarily due to a $0.7 million and $1.6 million increase in salaries and benefit related costs of our Mortgage Banking Segment, as the number of employees increased by 15 from September 30, 2010 to September 30, 2011.  This is due to the initiatives made throughout 2010 and into 2011 to increase origination activity by adding origination teams in certain geographical locations nationwide, as well as continued growth in the team supporting our small loan group.  We also experienced an increase of $0.1 million and $0.8 million in broker fees and recruiting costs and $0.1 million and $0.3 million in loan referral fees in the three and nine months ended September 30, 2011 as compared to the same periods in 2010, directly related to the increased volume of mortgage loan originations.  The majority of the remaining variance of $0.2 million and $0.7 million for the three and nine month periods can be attributed to the establishment of a servicing group in March 2010 to provide special servicing to certain of our assets.

Provision for Risk-Sharing Obligations

Provision for risk-sharing obligations reflect our estimated portion of losses on DUS loans in our loss sharing program with Fannie Mae (see Note 24 to the condensed consolidated financial statements).  During the nine months ended September 30, 2010, we recorded an additional provision for risk-sharing obligations of $6.8 million, due to anticipated losses on loans in the DUS portfolio resulting from deterioration in the underlying property performance.  Property performances on loans in our risk-sharing program with Fannie Mae have stabilized in the past nine months, resulting in no changes to our provision for risk-sharing obligations.

Profitability

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2011	2010	% Change	2011	2010	% Change
Income before other allocations	$5,642	$6,116	(7.8)%	$15,304	$7,542	102.9%
Net income	549	2,580	(78.7)	4,890	4,180	17.0

The change in income before other allocations reflects the revenues and expense changes discussed above.

Asset Management

The Asset Management Segment is responsible for the active management of multifamily real estate assets owned by our Affordable Housing investment funds and reporting on fund performance, managing construction risk during the construction process, actively managing specially serviced assets, including assets where an affiliate of ours has taken over the general partner (“GP”) interest, assets that have gone into default or are in workout, or assets that have been foreclosed on and maximizing the value of each asset up to the disposition of assets at the end of the fund’s life.  For these services the Asset Management Segment charges agreed upon fees to the Affordable Housing Segment.

We have made significant progress in upgrading and restructuring the Asset Management platform to enhance its reporting and management capabilities by (i) recruiting highly skilled real estate professionals, who have significant experience in real estate investment management, (ii) beginning a program of regionalization to place our professionals closer to the assets and developer partners enhancing the ability to manage, mitigate and solve issues that may occur with assets under management, and (iii) instituting a more extensive series of site and sponsor visits which has enhanced our relationship with developer partners facilitating greater transparency, information sharing and shared problem solving when issues occur.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Revenues:

For a description of our revenue recognition policies, see Note 2 to our 2010 Form 10-K.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2011	2010	% Change	2011	2010	% Change
Asset management fees	$5,775	$5,910	(2.3)%	$17,552	$17,765	(1.2)%
Other revenues	8	--	N/A	77	--	N/A
Total revenues	$5,783	$5,910	(2.1)%	$17,629	$17,765	(0.8)%

Asset Management Fees

Asset management fees are based on the number of properties that are being managed.  While during 2011 we invested $95.2 million in new property acquisitions, we also had an increase in volume of dispositions, resulting in asset management fees staying consistent period over period.

Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2011	2010	% Change	2011	2010	% Change
General and administrative expenses
Salaries and benefits	$2,549	$1,538	65.7%	$6,255	$4,474	39.8%
Other	365	398	(8.3)	1,408	1,281	9.9
Total general and administrative	2,914	1,936	50.5	7,663	5,755	33.2
Depreciation and amortization	80	56	42.9	193	242	(20.2)
Total expenses	$2,994	$1,992	50.3%	$7,856	$5,997	31.0%

General and Administrative

Salaries and benefits

Salaries and benefits increased by $1.0 million for the three months ended September 30, 2011 and by $1.8 million for the nine months ended September 30, 2011 as compared to the same period in 2010, primarily the result of the upgrading and restructuring initiatives described above.

Profitability

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2011	2010	% Change	2011	2010	% Change
Income before other allocations	$2,789	$3,918	(28.8)%	$9,773	$11,768	(17.0)%
Net (loss) income	(3,568)	3,380	(205.6)	(4,323)	10,141	(142.6)

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

Lease termination charges related to office space that we no longer use for operations and the settlement of our unsecured liabilities, were recorded in our Corporate Segment in the provision (recovery) of losses and other income accounts.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Revenues

For a description of our revenue recognition policies, see Note 2 to our 2010 Form 10-K.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2011	2010	% Change	2011	2010	% Change
Interest income	$27	$27	--%	$63	$27	133.3%
Other revenues	101	100	1.0	302	520	(41.9)
Total revenues	$128	$127	0.8%	$365	$547	(33.3)%

Expenses

Expenses in our Corporate Segment include central business functions such as executive, finance, human resources, information technology and legal as well as costs related to general corporate debt.  Because we consider all acquisition-related intangible assets to be Corporate assets, the related amortization is also included in this segment.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2011	2010	% Change	2011	2010	% Change

General and administrative expenses:
Salaries and benefits	$4,478	$4,404	1.7%	$12,160	$16,506	(26.3)%
Other	7,000	7,714	(9.3)	19,531	39,022	(49.9)
Total general and administrative	11,478	12,118	(5.3)	31,691	55,528	(42.9)
Provision (recovery) for losses	1,081	5	N/M	1,081	(48,039)	(102.3)
Interest expense:
Borrowings and financings	1,353	1,408	(3.9)	3,956	6,340	(37.6)
Depreciation and amortization	410	2,275	(82.0)	1,218	7,626	(84.0)
Total expenses	$14,322	$15,806	(9.4)%	$37,946	$21,455	76.9%

General and Administrative:

Salaries and benefits

Contributing to the decrease in salaries and benefits in the nine months ended September 30, 2011 was a reduction in the Corporate Segment employee base from an average of 106 employees during the nine months ended September 30, 2010 to an average of 88 employees during the same period in 2011.  This resulted in a $3.6 million decrease in the nine months ended September 30, 2011 in salaries, payroll taxes and other employees’ benefits.  Lower stock-based compensation expense, a result of full vesting of restricted shares during 2010 and no new employee grants issued during 2010 and 2011 contributed to an additional $0.8 million decrease in the nine months ended September 30, 2011.

Other

Other general and administrative expenses decreased by $0.7 million in the three months ended September 30, 2011 and by $19.5 million in the nine months ended September 30, 2011 due to:

•
A $15.1 million decrease in the nine months ended September 30, 2011 in professional fees including audit, legal and consulting as well as other charges recorded in 2010 related to the March 2010 Restructuring;

•
A $2.8 million decrease in the nine months ended September 30, 2011 relating to expenses recorded in 2010 on the issuance of Special Series A Shares to Natixis as part of the restructuring of certain intermediation agreements (see Note 24 to the condensed consolidated financial statements);

•
A $1.3 million decrease in the three months and $1.1 million decrease in the nine months ended September 30, 2011 for advisory services fees and procedures review payments made to Island Capital (see Note 22 to the condensed consolidated financial statements); and

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•
A $0.5 million decrease in the nine months ended September 30, 2011 in office expenses and computer expenses due to a general effort to reduce expenses, and the reduction of office space post the March 2010 Restructuring and a $0.6 million increase in the three months ended September 30, 2011 mainly due to an increase in operating expenses and real estate tax on our leased space in New York.

Provision (Recovery) for Losses

Recovery for losses of $48.0 million in 2010 reflects a settlement in the first quarter of 2010 of a liability for lease obligations for two office spaces no longer in use resulting in a reversal of previously expensed lease termination costs.  Provision for losses of $1.1 million recorded in 2011 reflects the lease termination expenses recorded during the third quarter in connection with the surrender agreement and the cease use of a portion of the space at our current New York headquarters at 625 Madison Avenue.

Interest Expense

Interest expense decreased by $2.4 million in the nine months ended September 30, 2011 due to the following:

•
A $1.7 million decrease due to reduced principal balances on our Term Loan and Revolving Credit Facility, as well as decreased interest rates for both our restructured Term Loan and Revolving Credit Facility; and

•
A $0.7 million decrease in other interest expenses primarily the result of settling in 2010 a transaction-cost payable with Morgan Stanley in connection with the March 2010 Restructuring, which resulted in additional interest expenses recorded at the time of settlement.

Depreciation and Amortization

Depreciation and amortization expenses decreased by $1.9 million in the three months ended September 30, 2011 and $6.4 million in nine months ended September 30, 2011 mainly due to the following:

•
A $1.8 million decrease in the three months ended September 30, 2011 and a $5.4 million decrease in the nine months ended September 30, 2011 related to certain intangible assets that fully amortized in 2010; and

•
A $0.7 million decrease in the nine months ended September 30, 2011 related to a reduction in amortization expenses on the deferred financing costs related to the revolver loan extension that was fully amortized in March 2010 as part of the March 2010 Restructuring.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

A summary of the impact the Tax Credit Fund Partnerships and Tax Credit Property Partnerships have on our Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Revenues	$26,539	$28,171	$80,011	$82,304
Interest expense	(12,723)	(11,328)	(37,925)	(34,774)
Other expenses	(53,550)	(51,765)	(249,709)	(241,211)
Other losses	(53,798)	(73,275)	(237,834)	(298,709)
Allocations to limited partners	93,529	108,268	444,951	492,291
Net impact	$(3)	$71	$(506)	$(99)

The following table summarizes the number of Consolidated Partnerships at September 30, 2011 and 2010:

	2011	2010

Tax Credit Fund Partnerships	141	140
Tax Credit Property Partnerships	87	111

Our Affordable Housing Segment earns fees from the Tax Credit Fund Partnerships and interest on mortgage revenue bonds for which Tax Credit Property Partnerships are the obligors.  The Tax Credit Fund Partnerships are tax credit equity investment funds we sponsor and manage.  The Tax Credit Property Partnerships are partnerships for which we have assumed the role of general partner of the property-owning partnership.

Our revenue from Consolidated Partnerships is from assets held in funds that we manage as well as rental income from properties in partnerships we consolidate.  Interest expense is from borrowings to bridge timing differences between when funds deploy capital and when subscribed investments are received for Tax Credit Fund Partnerships (“Bridge Loans”), as well as mortgages and notes held at the Tax Credit Property Partnerships.  The increase for three and nine months ended September 30, 2011 as compared to the same periods of 2010 is due to an increase in the outstanding principal balance from Tax Credit Property Partnerships.

Other losses represent equity losses that Tax Credit Fund Partnerships recognize in connection with their investments in non-consolidated Tax Credit Property Partnerships.  The decrease in losses during the nine month period ended September 30, 2011 primarily resulted from a reduction of $32.2 million related to suspended losses for Tax Credit Fund Partnerships whose investment balances in certain Tax Credit Property Partnerships have reached zero, a reduction of losses of approximately $12.8 million was due to properties being sold or foreclosed upon since the period ending September 30, 2010, as well as an increase of $12.9 million in expenses recognized by certain Tax Credit Property Partnerships pertaining to the change in value of their interest rate swaps.  The decrease in losses during the three month period ended September 30, 2011 primarily resulted from a reduction of $5.2 million related to suspended losses for Tax Credit Fund Partnerships whose investment balances in certain Tax Credit Property Partnerships have reached zero, a reduction of losses of approximately $3.7 million was due to properties being sold or foreclosed upon since the period ending September 30, 2010, an increase of $4.8 million in expenses recognized by certain Tax Credit Property Partnerships pertaining to the change in value of their interest rate swaps as well as a decrease of $4.1 million in recognized losses on the sale of property investments during 2011.

Because third-party investors hold substantially all the equity interests in most of these entities, we allocate results of operations of these partnerships to third-party investors except for the amounts shown in the table above, which represent our nominal ownership.  Net impact represents the equity income (loss) we earn on our co-investments that is included in our net income (loss).

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Expense Allocation

As previously indicated, the Company made a decision in 2011 to allocate certain corporate overhead expenses to the Affordable Housing, Mortgage Banking and Asset Management Segments.  Corporate expense allocations are presented separately from the direct results of each segment.

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

Income Taxes

The following table details the taxable and non-taxable components of our reported income for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
(dollars in thousands)	2011	% of Revenues	2010	% of Revenues	% Change

Within continuing operations: Gain (loss) subject to tax	$20,826	39.5%	$(4,488)	8.3%	(564.0)%
Loss not subject to tax	$(84,958)	(161.3)%	$(134,483)	249.1%	(36.8)%

Loss before income taxes	$(64,132)	(121.8)%	$(138,971)	257.5%	(53.9)%

Income tax (benefit) provision	$(87)	(0.2)%	$434	0.8%	(120.0)%

Effective tax rate – consolidated basis	0.14%		0.31%

Effective tax rate for corporate subsidiaries subject to tax	(0.42)%		9.67%
Within discontinued operations:
Loss subject to tax	$--		$(135)	N/M
Income not subject to tax	$--		$753	N/M

Income before taxes	$--		$618	N/M

Income tax provision	$--		$--	N/M

Effective tax rate – consolidated basis	--%		--%

Effective tax rate for corporate subsidiaries subject to tax	--%		--%

N/M – Not meaningful.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Nine Months Ended September 30,
(dollars in thousands)	2011	% of Revenues	2010		% of Revenues	% Change
Within continuing operations: Gain subject to tax	$29,768	18.9%	$115,916		72.6%	(74.3)%
Loss not subject to tax	$(430,407)	(272.7)%	$(598,872)		(375.3)%	(28.1)%
Loss before income taxes	$(400,639)	(253.8)%	$(482,956)		(302.7)%	(17.0)%
Income tax provision (benefit)	$93	0.1%	$(100)		(0.1)%	(193.0)%
Effective tax rate – consolidated basis	(0.02)%		(0.02	) %
Effective tax rate for corporate subsidiaries subject to tax	0.31%		0.09%
Within discontinued operations:
Income subject to tax	$253		$14,651		N/M
Income not subject to tax	$--		$146,525		N/M
Income before income taxes	$253		$161,176		N/M
Income tax benefit	$--		$(531)		N/M
Effective tax rate – consolidated basis	--%		0.33%
Effective tax rate for corporate subsidiaries subject to tax	--%		3.62%
N/M – Not meaningful.

Some of our pre-tax income is derived from our tax-exempt investments included in our Affordable Housing Segment that are held within flow-through entities.

Tax credit fund management is conducted in pass-through entities, the income from which is ultimately recorded by a corporation and subject to corporate tax.  Mortgage Banking Segment operations are conducted in corporations and are also subject to income taxes.  Our Corporate Segment is also housed in a corporate entity subject to taxation.

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

Management has determined that, in light of projected taxable losses for the foreseeable future, any benefit from current losses and deferred tax assets likely will not be realized; hence, a full valuation allowance has been recorded. Therefore, the above restoration of net operating loss carryforward does not have an impact on our Condensed Consolidated Statements of Operations or our Condensed Consolidated Balance Sheets.

Accounting Developments

•
In January 2011, the FASB issued ASU 2011-01, Receivables (Topic 310):Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  The amendments temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities.  Under the existing effective date in ASU 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010.  The amendments in this update temporarily defer that effective date, enabling public-entity creditors to provide those disclosures after the Board clarifies the guidance for determining what constitutes a troubled debt restructuring.  The deferral in this update will result in more consistent disclosures about troubled debt restructurings.  This amendment does not defer the effective date of the other disclosure requirements in ASU 2010-20.  ASU 2011-01 is effective upon issuance.  The adoption of ASU 2010-20 and ASU 2011-01 did not have a material impact on our consolidated financial statements.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•
In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  The update clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings.  The update is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption for public companies.  The adoption of ASU 2011-02 did not have a material impact on our consolidated financial statements.

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

•
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  Prior to the issuance of ASU 2011-05, existing GAAP allowed three alternatives for presentation of other comprehensive income (“OCI”) and its components in financial statements.  ASU 2011-05 removes the option to present the components of OCI as part of the statement of changes in equity.  In addition, ASU 2011-05 requires consecutive presentation of the statement of operations and OCI and presentation of reclassification adjustments on the face of the financial statements from OCI to net income.  These changes apply to both annual and interim financial statements commencing, with retrospective application, for the fiscal periods beginning after December 15, 2011, with early adoption permitted.  We do not expect the adoption of ASU 2011-05 to have a material impact on our consolidated financial statements.

•
In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350):  Testing Goodwill for Impairment.  This update allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying value.  The update will be effective for interim and annual testing performed in fiscal years beginning after December 15, 2011, with early application permitted.  We do not expect the adoption of ASU 2011-08 to a have an impact on our consolidated financial statements.

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

Our primary short term business needs include payment of compensation and general business expenses, facilitating debt and equity originations, fund management and asset management activities, and funding commitments and contractual payment obligations including debt amortization.  We fund these short-term business needs primarily with cash provided by operations, revolving credit facilities and asset-backed warehouse credit facilities.  Our long term liquidity needs include capital needed for potential strategic acquisitions or the development of new businesses, increased financing capacity to meet growth in our businesses, and the repayment of long-term debt.  Our primary sources of capital to meet long-term liquidity needs include cash provided by operations, and warehousing and revolver debt.  We are unable to project with certainty whether our long term cash flow from operations will be sufficient to repay our long-term debt when it comes due.  If this cash flow is insufficient, then we may need to refinance such debt or otherwise amend its terms to extend the maturity dates.  We cannot make any assurances that such refinancing or amendments would be available at attractive terms, if at all.  Recent economic events have limited our sources of liquidity in two key areas:

•	low price of our Common Shares has made obtaining equity capital through equity offerings extremely difficult and uneconomical for us; and

•	the lower level of debt financing available in the marketplace.

We are seeing a renewed interest from corporate investors in the LIHTC equity market.  In the first quarter of 2011, we raised $119.3 million of gross equity in a new Affordable Housing fund and continue to actively pursue new fund originations that will generate additional liquidity in the form of fee income for us.  With the closing of the new fund, we received $6.6 million in fees, which improved our cash flow and liquidity.

We use asset-backed warehouse facilities to fund Fannie Mae, Freddie Mac and FHA mortgage loans we originate in our Mortgage Banking and Affordable Housing Segments.  Mortgage loans we originate are closed in our name, using cash borrowed from a warehouse lender, and sold to the GSEs or to the market with a GSE or Ginnie Mae credit enhancement from one week to three months following the loan closing.  We use the cash received from the sale to repay the warehouse borrowings.  During the fourth quarter of 2010, in order to provide us with additional resources for warehousing of mortgage loans with Freddie Mac and Fannie Mae, we entered into two uncommitted warehousing financing agreements in addition to the existing committed warehouse facility and the Multifamily ASAP Facility.  At September 30, 2011 we had an aggregate outstanding balance of $75.5 million on our warehouse facilities, which bear an average interest rate of 2.06%.

On November 2, 2010, Fannie Mae issued changes to the DUS Capital Standards that became effective January 1, 2011.  Among other provisions, the revised DUS Capital Standards raised the Restricted Liquidity Requirement by 25 basis points on Tier 2 mortgage loans and will be phased-in quarterly through the first quarter of 2014.  The implementation of the revised DUS Capital Standards by the Company through the first quarter of 2014 would increase the collateral required for our existing DUS portfolio by approximately $8.2 million assuming the full 25 basis point increase in the collateral requirement was applied to our current portfolio balance.  During the nine months ended September 30, 2011, the collateral required for our DUS portfolio increased by $1.0 million due to the changes to the DUS Capital Standards.

As of September 30, 2011, we had 588 Convertible Redeemable CRA shares outstanding.  If we do not repurchase these Convertible Redeemable CRA shares by January 1, 2012, the shareholders will have the option to require us to purchase the shares for the original gross issuance price per share (plus accumulated and unpaid distributions).  However, due to contractual obligations, we may be restricted from meeting this requirement.  As of September 30, 2011 the aggregate gross issuance price of these shares due on or after January 1, 2012 was $11.0 million.  We are exploring with the shareholders various ways to mitigate the above repurchase risk.

In June 2011, CFin Holdings repaid, using its own cash, $20.0 million in principal amount of the CFin Holdings Credit Agreement.  At that time the credit facility commitments were terminated and accrued and capitalized interest of $2.6 million was waived, resulting in a gain on settlement of liabilities in the amount of $2.6 million for the nine months ended September 30, 2011.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

In an effort to lower our overhead expenses and improve our cash flow from operations, on August 9, 2011 we entered into a lease modification and partial surrender agreement (“Surrender Agreement”) relating to our current New York headquarters at 625 Madison Avenue.  We simultaneously entered into a 15 year agreement to lease office space to be used as our New York headquarters at 100 Church Street. We ceased use of a portion of our 625 Madison Avenue office space in August 2011, and anticipate ceasing use of the remainder of the space required per the Surrender Agreement by February 2012.

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

Cash Flows

	Nine Months Ended September 30,
(in thousands)	2011	2010
Cash flow provided by (used in) operating activities	$1,050	$(46,411)
Cash flow (used in) provided by investing activities	(4,928)	46,633
Cash flow (used in) provided by financing activities	(19,180)	27,857
Net (decrease) increase in cash and cash equivalents	$(23,058)	$28,079

Operating Activities

Operating cash flows include the warehousing of mortgage loans that we originate and sell to Fannie Mae and Freddie Mac, each of which has an associated sale commitment that allows us to recoup the full amount expended.  Excluding these amounts from both periods, operating cash flows were $4.9 million in the nine months ended September 30, 2011 as compared to $(17.8) million in the same period in 2010.  The increase in operating cash flows was driven in large part by one-time costs paid in the nine months ended September 30, 2010, comprising professional services fees incurred from the March 2010 Restructuring and cash payments that were made by the Company in 2010 to settle certain unsecured liabilities.  In addition, operating cash flow in 2011 was higher due to the $6.6 million that we collected during 2011 upon closing of the new LIHTC fund and by more focused cash management and cost reduction initiatives post the March 2010 Restructuring.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Investing Activities

Investing cash flows for the nine months ended September 30, 2011 were lower than in the same period of 2010.  The decrease was driven in large part by the one-time $37.8 million in cash proceeds received in 2010 relating to the sale, as part of the March 2010 Restructuring, of our Portfolio Management business and the portions of the Commercial Real Estate Group that was not affiliated with loan originations.  There was also a $5.7 million decrease in restricted cash, escrow and other cash collateral balance in 2010 compared to $2.0 million increase during 2011.  The negative cash flows in the nine months ended September 30, 2011 is primarily attributable to the $1.9 million investment in properties that will be included in future Affordable Housing Segment investment fund offerings and $1.5 million in acquisition of furniture, fixtures and leasehold improvements relating to the future move of our New York headquarters to its new location.

Financing Activities

Financing cash flows in the nine months ended September 30, 2011 were lower than in the same period of 2010.  The level of financing inflows and outflows will vary with the level of mortgage originations, which also impacts operating cash flows as described above.  We finance those originations with warehouse lines that are repaid as the loans are sold.  Excluding the financing of mortgage loan originations discussed in Operating Activities above, financing cash flows in the nine months ended September 30, 2011 were $(19.0) million as compared to $(0.5) million in the same period of 2010.  Our lower cash flow in 2011 is due, in part, to the $20.0 million repayment of the CFin Holdings Credit Facility which we borrowed during the nine months ended September 30, 2010.

Liquidity Requirements after September 30, 2011

Equity distributions declared through October 31, 2011 to be paid through November 15, 2011 are as follows:

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

(in thousands)	September 30, 2011	December 31, 2010
Level 3 assets:
Series A-1 Freddie Mac Certificates	$135,856	$129,406
Series B Freddie Mac Certificates	63,018	63,215
Mortgage revenue bonds	235,815	292,659
Mortgage servicing rights(1)	69,875	65,614
Total Level 3 assets	$504,564	$550,894
Level 3 assets as a percentage of total fair value assets	86.2%	87.8%
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

We recorded the following impairments of Level 3 assets for the periods presented (see Notes 3 and 18 to the condensed consolidated financial statements):

	Nine Months Ended September 30,
(in thousands)	2011	2010
Series B Freddie Mac certificates	$--	$61,649

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Capital Resources

Financing Obligations

The table below reflects our financing obligations at the dates presented:

			September 30, 2011
(in thousands)	September 30, 2011	December 31, 2010	Available to Borrow		Maximum Commitment

Term loan	$127,990	$127,990	$--		$127,990
Revolving credit facility	12,100	6,000	12,900	(1)	37,000
Mortgage Banking committed warehouse facility	34,025	26,415	65,975	(2)	100,000
Mortgage Banking repurchase facilities	--	--	N/A	(2)	N/A
Multifamily ASAP facility	41,487	49,276	N/A	(2)	N/A
CFin Holdings credit facility	--	21,693	--		--
Centerline Financial credit facility	--	--	30,000		30,000
Subtotal	215,602	231,374	108,875

Freddie Mac Secured Financing(3)	621,693	665,875	N/A		N/A
Subtotal (excluding Consolidated Partnerships)	837,295	897,249	108,875

Financing obligations of Consolidated Partnerships	160,214	137,054	N/A		N/A

Total	$997,509	$1,034,303	$108,875

(1)   Availability reduced by an outstanding letter of credit in the amount of $12.0 million.
(2)   Borrowings under these facilities are limited to qualified mortgage loans, which serve as collateral.
(3)   Relates to mortgage revenue bonds that we re-securitized but have not been accounted for as sold for accounting purposes (see Note 12 to the condensed consolidated financial statements).

Term Loan and Revolving Credit Facility

We and CCG are party to a Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of March 5, 2010, with the Guarantors listed on Schedule 1 thereto, the Lenders named therein, Bank of America, N.A. as issuing bank and as administrative agent, Banc of America Securities, LLC and Citicorp USA Inc., as co-lead arrangers, and Banc of America Securities, LLC as book manager, which governs our outstanding Term Loan and Revolving Credit Facility (as subsequently amended, the “Credit Agreement”).

The Term Loan matures in March 2017 and has an interest rate of 3.00% over either the prime rate or LIBOR at our election (which currently is LIBOR).  Scheduled repayments of principal on the Term Loan begin in December 2011.  At that time, we must repay $3.0 million in principal per quarter until maturity, at which time the remaining principal is due.

The Revolving Credit Facility has a total capacity of $37.0 million.  The Revolving Credit Facility matures in March 2015 and bears interest at 3.00% over either the prime rate or LIBOR at our election (which currently is LIBOR).  The Revolving Credit Facility may be used for LIHTC property investments or for working capital purposes.  As of September 30, 2011, $12.1 million was drawn and $12.0 million in letters of credit were issued under the Revolving Credit Facility.  Once terminated, the amount of the Revolving Credit Facility associated with these letters of credit cannot be redrawn.  At September 30, 2011, the undrawn balance of the Revolving Credit Facility was $12.9 million.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

On November 14, 2011, we entered into an amendment to the Credit Agreement that governs our Term Loan and Revolving Credit Facility, which included (i)  certain conditions subsequent requiring the delivery of specified financial data and other information, (ii) a waiver of our noncompliance with the facility’s Consolidated EBITDA to Fixed Charges Ratio for the September 30, 2011 reporting date and (iii) modifications to add additional covenants that restrict (x) the use of proceeds drawn from our Revolving Credit Facility solely to LIHTC investments, (y) contracts and transactions with Island, TRCLP, and C-III and their affiliates, subject to certain carve-outs, and (z) other specified material and non-ordinary course contracts and transactions, including property management contracts with Island, TRCLP and C-III and their affiliates.  It is reasonably likely that we will be in noncompliance with the Consolidated EBITDA to Fixed Charges Ratio covenant contained in our Term Loan and Revolving Credit Facility at future reporting dates.  We intend to continue discussions with the lenders under our Term Loan and Revolving Credit Facility with regard to an amendment to revise the covenant to enable us to comply with the covenant or alternatively to obtain a waiver of noncompliance with the covenant should one occur at a future reporting date.  During such time that we are in discussions with our lenders regarding a further amendment to the Credit Agreement, we will be permitted to use proceeds drawn from our Revolving Credit Facility solely for LIHTC investments.

Mortgage Banking Warehouse and Repurchase Facilities

We have four warehouse facilities we use to fund our loan originations, including:

•
A $100 million committed warehouse facility that matures in September 2012 and bears interest at LIBOR plus 2.50% that we utilize as our primary warehouse facility.  Mortgages financed by such facility (see Note 7 to the condensed consolidated financial statements), as well as the related servicing and other rights (see Note 8 to the condensed consolidated financial statements) have been pledged as security under the warehouse facility.  The interest rate on the warehouse facility was 2.74% as of September 30, 2011 and 2.76% as of December 31, 2010.  All loans securing this facility have firm sale commitments with GSEs or the FHA.

•
Two uncommitted warehouse repurchase facilities that provide additional resources for warehousing of mortgage loans with Freddie Mac and Fannie Mae.  These agreements are scheduled to mature on November 16, 2012 and bear an interest of LIBOR plus 3.50% with a minimum of 4.50% for all Fannie Mae loans and 4.00% for all Freddie Mac loans.  All loans securing these facilities have firm sale commitments with GSEs.

•
An uncommitted facility with Fannie Mae under its Multifamily As Soon As Pooled (“ASAP”) Facility funding program.  After approval of certain loan documents, Fannie Mae will fund loans after closing and the advances are used to repay our primary warehouse facility.  Subsequently, Fannie Mae funds approximately 99% of the loan and Centerline Mortgage Capital Inc. (“CMC”) funds the remaining 1%.  CMC is later reimbursed by Fannie Mae when the assets are sold.  Interest on this facility currently accrues at a rate of LIBOR plus 1.15%, with a minimum rate of 1.50%.  The interest rate on this facility was 1.50% as of September 30, 2011 and 1.20% as of December 31, 2010.

CFin Holdings Credit Facility

On March 5, 2010, CFin Holdings entered into a Senior Secured Credit Agreement (the “CFin Holdings Credit Agreement”).  Under the terms of the CFin Holdings Credit Agreement, we were permitted to borrow up to $20.0 million (the “Initial Loan”), plus, under certain conditions, up to an additional $1.0 million in each calendar year until March 5, 2037.  We borrowed the $20 million at the time of the loan closing.  Borrowings under the CFin Holdings Credit Agreement were secured by a first priority lien on substantially all of CFin Holdings’ existing and future assets.  Borrowings under the CFin Holdings Credit Agreement bore interest at a rate of 10% per annum, which was paid-in-kind and capitalized to the outstanding principal balance on the last business day of March, June, September and December of each year.  Neither Centerline Holding Company nor its subsidiaries were guarantors of this facility.  In June 2011, CFin Holdings repaid $20.0 million in principal amount of this facility.  At that time the credit facility commitments were terminated, and accrued and capitalized interest of $2.6 million was waived resulting in a gain on settlement of liabilities in the amount of $2.6 million for the nine months ended September 30, 2011.

Centerline Financial Credit Facility

In June 2006, Centerline Financial LLC entered into a senior credit agreement.  Under the terms of the agreement, Centerline Financial LLC is permitted to borrow up to $30.0 million until its maturity in June 2036, if needed to meet payment or reimbursement requirements under the yield transactions of Centerline Financial LLC (see Note 24 to the condensed consolidated financial statements).  Borrowings under the agreement will bear interest at our election of either:

•	LIBOR plus 0.40% or;

•	1.40% plus the higher of the prime rate or the federal funds effective rate plus 0.50%.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

As of September 30, 2011, no amounts were borrowed under this facility.  Neither Centerline Holding Company nor its subsidiaries are guarantors of this facility.  Due to a wind-down event caused by a capital deficiency under Centerline Financial LLC’s operating agreement, which occurred in 2010, the Centerline Financial senior credit facility is in default as of September 30, 2011.  Amounts under the Centerline Financial senior credit facility are still available to be drawn, and we do not believe this default has a material impact on our financial statements or operations.

Also as a result of the wind-down event, Centerline Financial is restricted from making any member distributions and is restricted from engaging in any new business.

Consolidated Partnerships

As of September 30, 2011 and December 31, 2010, the capital structure of our Consolidated Partnerships comprised debt facilities that are non-recourse to us, including:

•	notes payable by the Tax Credit Fund Partnerships collateralized either by the funds’ limited partners’ equity subscriptions or by the underlying investments of the funds; and

•	mortgages and notes payable on properties.

Further information about our financing obligations is included under Commitments and Contingencies later in this section.

Commitments and Contingencies

Off-Balance Sheet Arrangements

The following table reflects our maximum exposure and the carrying amounts recorded to accounts payable, accrued expenses and other liabilities as of September 30, 2011 for guarantees we and our subsidiaries have entered into and other contingent liabilities:

(in thousands)	Maximum Exposure	Carrying Amount

Tax Credit Fund Partnerships credit intermediation(1)	$1,321,761	$20,327
Mortgage Banking loss sharing agreements(2)	858,670	28,764
Credit support to developers(3)	182,939	--
Centerline Financial credit intermediation(4)	33,715	875
General Partner property indemnifications	1,940	--
Contingent liabilities at the Consolidated Partnerships	11,270	--

	$2,410,295	$49,966

(1)   Through the isolated special purpose entities, these transactions were undertaken to expand the Affordable Housing business by offering agreed-upon rates of return to third-party investors for pools of multifamily properties in certain Tax Credit Fund Partnerships. We have recorded a $31.7 million reserve for potential losses relating to these transactions but anticipate no material liquidity requirements in satisfaction of any arrangement. The carrying values disclosed above relate to the deferred fees we earn for the transactions that we recognize over the period until maturity of these credit intermediations.

(2)   The loss sharing agreements with Fannie Mae and Freddie Mac are a normal part of the DUS and DUI lender programs. The carrying value disclosed above is our estimate of potential exposure under the guarantees. Based on current expectations of defaults in the portfolio of loans, we anticipate that we may be required to pay between $3.0 and $5.0 million in the next 12 months.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

The maximum exposure amount is not indicative of our expected losses under the guarantees.  For details of these transactions, see Note 24 to the condensed consolidated financial statements.

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

b)	Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ending September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We are subject to routine litigation and administrative proceedings arising in the ordinary course of business.  In addition, we are party to the following actions:

•
On or about March 6, 2009, Regions Bank, as Trustee under a Trust Indenture dated April 1, 2005 respecting the Walton Trail Apartments, commenced an action, entitled Regions Bank v. Dieckman, et al., Civil Action No. 2009-CV-165607-MJW, in the Superior Court of Fulton County, Georgia, against guarantors of the bond indebtedness of Walton Trails, Stephen R. Dieckman, Arthur Dickson Cannon, Jr. and Arthur Dickson Cannon, III (the “Defendants”) seeking to collect money owed under a certain Guaranty and Suretyship Agreement dated as of May 1, 2005.  On or about May 28, 2009, the Defendants filed a Third-Party Complaint in that action against CCG and Caswyck Trail, LLC (“Caswyck”).  Defendants thereafter amended their Third-Party Complaint.  Caswyck is a Georgia limited liability company, which owns the Walton Trail affordable housing apartment complex in Georgia and in which indirect subsidiaries of CCG and an investment fund sponsored by CCG are members.  The Amended Third-Party Complaint alleges that CCG misled and defrauded the Defendants and acted in bad faith in connection with certain unsuccessful and unconsummated negotiations to restructure the finances of Caswyck.  The Amended Third-Party Complaint asserted a claim for common law fraud against CCG and claims for subrogation, indemnification, unjust enrichment and declaratory judgment against Caswyck for any liability that Defendants may have to the Trustee.  The Defendants seek unspecified amounts of damages, attorney’s fees and costs.  On or about August 10, 2009, CCG and Caswyck each separately moved to dismiss the claims then asserted against it.  In accordance with Georgia procedures, Caswyck and CCG each also answered the Third-Party Complaint on or about August 10, 2009, and Caswyck asserted counterclaims against the Defendants.  CCG also asserted a single counterclaim under Georgia law seeking attorneys’ fees against Defendants, which CCG subsequently voluntarily dismissed after the Court dismissed Defendants’ fraud claim against CCG.  In two written orders each dated December 14, 2009, the Court granted CCG’s and Caswyck’s motions to dismiss and dismissed the subrogation and contribution claims against Caswyck and the fraud claim against CCG, which eliminated the only claim against CCG in the case.  After Caswyck moved to dismiss the subrogation and contribution claims, but prior to the Court ruling on that motion, the third-party plaintiffs amended their Third-Party Complaint to assert their claims for indemnification and unjust enrichment against Caswyck.  The Court has entered orders setting October 31, 2011 as the deadline for making summary judgment motions and providing that the case will be placed on the trial calendar “in early 2012.”  The parties are currently in the process of completing the briefing of summary judgment motions that were filed on October 31, 2011.  Although prior settlement negotiations were not successful, Defendants recently made a new settlement proposal to Caswyck and the Trustee, which they are considering.  If the case cannot be settled, Caswyck intends to continue to defend vigorously against the claims asserted against it and to prosecute vigorously its counterclaims against the Defendants.

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

The complaint asserts claims that certain of the investment funds managed by the Company’s subsidiaries breached certain contracts by not paying a total of approximately $1.2 million in capital contributions to Lofts and Tenant, which are project partnerships in which certain of the Centerline Locust Street Defendants are limited partners.  The complaint also alleges that the Centerline Locust Street Defendants that serve as the special limited partner for Lofts and Tenant improperly removed certain plaintiffs from their positions as the general partners of Lofts and Tenant.  The complaint seeks money damages of approximately $1.2 million, interest, costs, attorneys’ fees and declaratory relief.  The court conducted an evidentiary hearing on the motion for a preliminary injunction or a receiver on October 13 and 14, 2010 and in a memorandum and order dated January 13, 2011 denied that motion.  The Court has entered a Scheduling Order that, in addition to setting certain pretrial deadlines, sets the case for trial beginning on October 1, 2012.  The Centerline Locust Street defendants intend to defend the claims asserted against them and to prosecute their counterclaims vigorously.

Item 1A.  Risk Factors.

We face a variety of risks that are substantial and inherent in our businesses, including market, liquidity, credit, operational and legal risks.  For a further discussion of these and other important factors that could affect our business, financial condition, results of operations, cash flows and liquidity, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K. Except for the risk factors we have updated below, there have been no material changes to the risk factors previously discussed in our Annual Report on Form 10-K.

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

We may be unable to raise capital or access financing on favorable terms, or at all, and we may also be unable to repay or refinance our debt obligations

Our outstanding debt could limit our operational flexibility, limit our ability to raise additional capital or otherwise adversely affect our financial condition.  Capital limitations could affect our ability to grow assets under management, a major aspect of our business plan, since we achieve at least part of this growth by initially warehousing investments for new funds, which requires capital.  Furthermore, our ability to raise capital has been negatively impacted by our low common share price and the lower level of debt financing available in the market place.

We are subject to the risks normally associated with outstanding debt, including the risks that:

•	our cash flow from operations may be insufficient to make required payments of principal and interest;
•	our vulnerability to downturns in our business is increased, requiring us to reduce expenditures we need to expand our businesses;
•	we may be unable to refinance existing indebtedness; and the terms of any refinancing may be less favorable than the terms of existing indebtedness; and
•	we may be unable to satisfy ongoing financial and other covenants, which if not waived or amended by our lenders, could lead to accelerations of, and cross-defaults on, our debt obligations.

In March 2010, we amended our Term Loan and Revolving Credit Facility.  The amended agreement contains limitations, including:

•	incurring additional unsecured indebtedness without lender approval;
•
we are generally not permitted to make any distributions or redeem or purchase any of our shares including Convertible Redeemable CRA Shares, except for certain cases such as to the holders of the Equity Issue Preferred Shares;

•	new business investment without lender approval; and
•	conducting transactions with our affiliates.

In addition, under our Term Loan and Revolving Credit Facility, beginning in December 2011 we are required to begin making repayments of principal on the Term Loan.  At that time we must repay $3.0 million in principal per quarter until maturity in March 2017 at which time the remaining principal is due.  Our Revolving Credit Facility matures in March 2015.

See the description of our existing facilities under “ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – SECTION 3 – Liquidity and Capital Resources.”

If the lower level of debt financing available in the market place continues, we may be unable to achieve our strategic goals.  Alternatively, the debt we do arrange may carry a higher rate of interest, thereby decreasing our net income and cash flows.  As a result, certain growth initiatives could prove more costly or not economically feasible.  A failure to meet required amortization  payments of our debt facilities, renew our existing credit facilities, to increase our capacity under our existing facilities or to add new or replacement debt facilities could have a material adverse effect on our business, financial condition and results of operations.

While we would pursue any options available to us in order to avoid the consequences of covenant non-compliance (such as obtaining waivers for covenant non-compliance, working with our creditors to extend, modify or restructure our obligations, dispose of our assets or adjust our business, or otherwise pursue strategic and financial alternatives available to us in order to preserve enterprise value), we can provide no assurance that such efforts would enable us to avoid defaults on or the acceleration of our obligations or if implemented will not involve a substantial restructuring or alteration of our business operations or capital structure.  An uncured default on, and acceleration of, a material obligation could have a material adverse effect on our business, financial condition, and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Equity Securities purchased by us

The Board of Trustees has authorized a Common Share repurchase plan, enabling us to repurchase, from time to time, up to 3.0 million Common Shares in the open market; however, under the terms of our Term Loan and Revolving Credit Facility, we were restricted from acquiring capital stock while such facilities were outstanding.  The following table presents information related to repurchases of our equity securities during the third quarter of 2011 and other information related to our repurchase program:

Period	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans or program	Maximum number of shares that may yet be purchased under the plans or program
Common Shares
July 1 – 31, 2011	--	$--	--	--
August 1 – 31, 2011	--	--	--	--
September 1 – 30, 2011	--	--	--	--
Total	--	$--	--	303,854

Other information required by this item, as well as information regarding our share repurchase program and share compensation paid to our independent trustees, is included in Note 26 to our 2010 Form 10-K.

During the third quarter of 2011, we did not sell any securities that were not registered under the Securities Act of 1933.

Item 3.	Defaults upon Senior Securities. None.

Item 4.	Removed and Reserved

Item 5.	Other Information. None.

Item 6.	Exhibits.

3(i)a
The Restated Certificate of Trust of Centerline, dated February 26, 2002, as filed in the office of the Secretary of State on February 26, 2002 (incorporated by reference to Exhibit 3(i)(a) to our December 31, 2010 Annual Report on Form 10-K).

3(i)b
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

	3(i)d	Third Amended and Restated Trust Agreement dated as of October 6, 2010 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the Commission on October 13, 2010).

3(ii)
Sixth Amended and Restated Bylaws of Centerline Holding Company, dated as of October 6, 2010 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed with the Commission on October 13, 2010).

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

10(a)
Amendment No. 2 to Third Amended and Restated Warehousing Credit and Security Agreement, dated as of September 30, 2011 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on October 6, 2011).

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	Interactive Data File.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERLINE HOLDING COMPANY
(Registrant)

Date: November 14, 2011	By:	/s/ Robert L. Levy
Robert L. Levy President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Executive Officer)

Exhibit 101

INTERACTIVE DATA FILE

The following materials from Centerline Holding Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, formatted in XBRL:  (i) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010; (iii) Condensed Consolidated Statements of Changes in Equity for the nine months ended September 30, 2011 and 2010; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (v) Notes to the Condensed Consolidated Financial Statements.