Form 10-K
period 2011-12-31
CENTERLINE HOLDING CO
filed 2012-03-29
CIK 1043325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________

FORM 10-K
_____________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-13237
______________

CENTERLINE HOLDING COMPANY
(Exact name of Registrant as specified in its Trust Agreement)
______________

Delaware	13-3949418
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Church Street, New York, New York	10007
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No ☑

The aggregate market value of common equity held by non-affiliates of the registrant as of June 30, 2011 was approximately $22.9 million (based on the closing price of $0.11 per share as reported on the Over-the-Counter Bulletin Board).

As of March 12, 2012, there were 349.2 million outstanding shares of the registrant’s shares of beneficial interest.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Shareholders’ Meeting to be held on June 20, 2012 are incorporated by reference in Part III of this Form 10-K.

Table of Contents

CENTERLINE HOLDING COMPANY
ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2011

CAUTIONARY STATEMENT FOR PURPOSES OF
THE “SAFE HARBOR” PROVISIONS OF
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K, and certain statements in it contains, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are not historical facts, but rather our beliefs and expectations that are based on our current estimates, projections and assumptions about our Company and industry.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.  Some of these risks include, among other things:

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

PART I

Item 1.  Business.

BUSINESS OVERVIEW

Centerline Holding Company (OTC: CLNH), through its subsidiaries, provides real estate financing and asset management services focused on affordable and conventional multifamily housing.  We offer a range of both debt financing and equity  investment products, as well as asset management services to developers, owners, and investors.  We are structured to originate, underwrite, service, manage, refinance or sell assets through all phases of its life cycle.  As a leading sponsor of Low-Income Housing Tax Credit (“LIHTC”) funds, we have raised more than $10 billion in equity across 136 funds.  Today we manage $9.3 billion of investor equity within 116 funds and invest in approximately 1,200 assets located in over 47 U.S. states.  Our multifamily lending platform services $11.4 billion in loans and mortgage revenue bonds that we manage on behalf of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), known collectively as Government-Sponsored Enterprises (“GSEs”), as well as the Government National Mortgage Association (“Ginnie Mae”), and the Federal Housing Administration (“FHA”).  Centerline Holding Company, or its predecessor entities, has been in continuous operation since 1972.  Organized as a statutory trust created under the laws of Delaware, we conduct substantially all of our business through our subsidiaries, generally under the designation Centerline Capital Group.  The terms “we”, “us”, “our” or “the Company” as used throughout this document refer to the business as a whole, or a subsidiary, while the term “parent trust” refers only to Centerline Holding Company as a stand-alone entity.

We manage our operations through six reportable segments.  Our reportable segments include four core business segments and two additional segments: Corporate and Consolidated Partnerships.  The four core business segments are:  Affordable Housing Equity, Affordable Housing Debt, Mortgage Banking and Asset Management.  Our Corporate segment comprises: Finance and Accounting, Treasury, Legal, Marketing and Investor Relations, Operations and Risk Management, supporting our four core business segments.  In our Consolidated Partnerships segment, we consolidate certain funds we control, notwithstanding the fact that we may have only a minority, and in most cases, negligible, economic interest.

Our professional staff has a unique blend of capital markets and real estate expertise, experience, and creativity to provide highly practical, customized solutions for real estate investors, developers, and owners.  We pride ourselves on our strong underwriting protocols, solid credit processes and procedures, a superior asset management platform, creativity, flexibility, and the ability to react quickly to our customers’ needs.  We have built a growing debt origination platform with strong sponsor relationships, access to a variety of capital sources, and a stable fund management business with deep investor relationships.  Most importantly, we have recruited and retained the best professionals to manage, run, and build our businesses.

Business Segments

Affordable Housing Equity

Our Affordable Housing Equity segment provides equity financing to properties benefiting from the LIHTC or other financial structures (collectively “Tax Credit”) intended to promote development of affordable multifamily housing properties.  The LIHTC program was established as part of the Tax Reform Act of 1986 to encourage the development of affordable rental housing for low-income families.  We sponsor and manage funds for institutional and retail investors who invest in affordable housing properties nationwide.  We have been an industry leader in fund origination and management since inception of the LIHTC program.  We have raised more than $10 billion in LIHTC equity across 136 LIHTC funds and currently manage $9.3 billion.  We have provided financing for over 1,600 affordable rental properties located in 47 U.S. states.

Equity financing involves: LIHTC fund origination, property underwriting and acquisition, asset management and fund administration.  Revenues include:

•	investment management fees, including acquisition fees and allowances for origination and underwriting costs, paid at closing and recognized as properties are acquired within the fund;

•	partnership management fees for administrative services paid at closing and generally recognized over five years; and

•	asset management fees and expense reimbursements paid and recognized over the life of the fund as earned, provided that fee collection and reimbursement can be reasonably assured.

In certain Tax Credit equity investment funds, we provide specified returns to investors for a fee paid at closing (see Credit Risk Products discussion below).  Typically, we recognize fees over the applicable risk-weighted periods that comprise the life of the fund, on a straight-line basis.

Credit Risk Products

Through Credit Risk Products we provided credit intermediations to facilitate specified rates of return on some of the Tax Credit funds we originated.  We provide credit intermediations through Centerline Financial Holdings LLC (“CFin Holdings”) and its subsidiary, Centerline Financial LLC (“CFin or Centerline Financial”), isolated special purpose entities we launched in partnership with Natixis Capital Markets North America Inc. (“Natixis”), which currently owns 10% of CFin Holdings, and Centerline Guaranteed Holdings LLC (“Guaranteed Holdings”), another isolated special purpose entity.  Given current market conditions, the immediate outlook is for no new business to be carried out by our Credit Risk Products Group.  In addition, due to the downgrade of Centerline Financial’s rating during the second and third quarters of 2010, Centerline Financial has been and continues to be prohibited from providing any new credit intermediations.

As of December 31, 2011, due to a wind-down event caused by a capital deficiency under the Centerline Financial operating agreement that occurred in 2010, the Centerline Financial senior credit facility is in default.  Amounts under the Centerline Financial senior credit facility are still available to be drawn, and we do not believe this default has a material impact on our financial statements or operations.  Also, as a result of its wind-down event, Centerline Financial is restricted from making any member distributions and is restricted from doing any new business.

Services performed by our Credit Risk Products Group earn income and cash flows from credit intermediation fees from the fund that are generally received in advance and deferred and recognized over the applicable risk-weighted periods, which generally comprise the life of such fund, on a straight-line basis.  Fees pertaining to the construction and lease-up phase of a pool of properties have income-earning periods that generally last one to five years.  Fees pertaining to the operational phase of a pool of properties have income-earning periods of approximately 20 years.  We also earn interest from investing the capital we maintain to support credit intermediations we have issued.

Affordable Housing Debt

Our Affordable Housing Debt segment provides financing to developers and owners of affordable multifamily properties.

We originate and service affordable housing multifamily loans under GSE and FHA programs. In an effort to expand our affordable debt platform and accelerate our production volume, we have recruited a highly experienced FHA and affordable debt team.  We believe that expanding our affordable debt platform will also provide further expertise and diversification of our product offering which will directly benefit our LIHTC equity business.

Our origination staff are long-time veteran’s in the Affordable Housing Industry with varied backgrounds in investment banking, project management, GSE tenure, and development expertise.  The composition and geographic disparity of the group creates one of the few nationwide lending platforms and provides clients with national expertise as well as local knowledge.  Additionally, due to the high level of experience and expertise in the origination, underwriting and credit functions of Affordable Housing debt originations, we enjoy a strong reputation with its lenders and investors.

Historically, we acquired mortgage revenue bonds that financed affordable multifamily housing projects, using our balance sheet for the initial acquisition.  In December 2007, we re-securitized a major portion of our affordable housing mortgage revenue bond portfolio with Freddie Mac, which for accounting purposes was treated as a sale.  We retained senior Freddie Mac credit-enhanced certificates that collateralize the preferred shares of one of our subsidiaries, a high-yielding residual interest in the portfolio, and servicing rights, as part of the re-securitization transaction.  As a result of the re-securitization transaction, we earn interest income on the retained certificates, the interest income allocated to the high-yielding residual interest that supports payments under the preferred shares and ongoing servicing fees.

We are currently not acquiring mortgage revenue bonds, although we may resume such acquisitions if/when appropriate investments are available.  We continue originating, underwriting and servicing mortgage loans for affordable housing properties using the same agency lending programs our Mortgage Banking segment uses for its mortgage originations.  In most cases, we retain the servicing component on loans we originate, earning servicing fees as well as interest on escrows associated with each loan (for further discussion of agency lending programs and fees earned, see the Mortgage Banking section).  We are currently a Fannie Mae Delegated Underwriting Servicer (“DUS”) lender, a FHA Multifamily Accelerated Processing (“MAP”) mortgagee, and are in the process of obtaining re-entry into the Freddie Mac Targeted Affordable Housing (“TAH”) program, which is expected to be finalized during April 2012.

Mortgage Banking

Our Mortgage Banking segment provides multifamily housing loans for multifamily property types throughout the United States.  In partnership with our capital sources, primarily GSEs and the FHA, we tailor mortgage products to meet the financing needs of our clients.  We provide mortgages to Fannie Mae under its DUS program and to Freddie Mac under the Freddie Mac Program Plus (“Program Plus”), and previously the Delegated Underwriting Initiative (“DUI”) programs.  Mortgages originated and insured under the FHA programs are typically financed through the sales of mortgage-backed securities guaranteed by Ginnie Mae.

All loans were closed in our name using cash borrowed from warehousing and repurchase lenders and sold to the GSEs or to the market as Mortgage-Backed Securities (“MBS”) guaranteed by Fannie Mae or Ginnie Mae.  Loan sales were completed within one week to three months following the initial loan closing.  These transactions are backed by loans we originate and are typically AAA rated securities.  We use cash from the sale to repay the warehouse and repurchase agreement borrowings.  We retain no interest in the mortgage loans we originate, although in most cases we do retain the right to service them.  Mortgage servicing rights are valued and recorded as an asset on our Consolidated Balance Sheets.  We also have certain contingent liabilities associated with the shared-risk loans that we originate under the loss-sharing arrangements of the Fannie Mae DUS and Freddie Mac DUI programs (see Note 31 to the consolidated financial statements).

With respect to our GSE lending program, we earn transaction-based origination fees and trading premiums, recognized upon settlement of the loan sales to the GSE, and earn interest that accrues on loans prior to sale, net of interest expenses on warehoused borrowings.  We earn servicing fees and various other related fees, including assumption, substitution, modification and prepayment penalties, for loans we service.

Asset Management

The Asset Management segment is responsible for the active management of multifamily real estate assets owned by our Affordable Housing Equity investment funds.  We report on fund performance, manage construction risk during the construction process, actively manage specially serviced assets, and monitor our real estate owned portfolio.  This segment also manages construction risk during the construction process and actively manages specially serviced assets for Affordable Housing Debt loans.

Consolidated Partnerships

Consolidated Partnerships constitute the following:

•	funds our Affordable Housing Equity segment originates and manages (“Tax Credit Fund Partnerships”);

•	property-level partnerships for which we have assumed the role of general partner or for which we have foreclosed upon the property (“Tax Credit Property Partnerships”).

While we have practically no equity interest in the Tax Credit Fund Partnerships and Tax Credit Property Partnerships, we control the operations of these partnerships and therefore consolidate them in our financial statements.  The assets included in our Consolidated Balance Sheets differs from the amount we refer to as “Assets under Management” as the carrying amount primarily reflects mark-to-market adjustments for certain investments and absorption of operating losses for equity investments.

Tax Credit Fund Partnerships earn equity income from investments in Tax Credit Property Partnerships.  Because tax-credit funds are designed to generate tax benefits and losses for their investors, equity income usually is negative and a substantial portion of it is allocated to the investors.  Tax Credit Property Partnerships earn rental revenues from operating affordable housing properties.

Funding of Operations

Our primary short-term operation needs include payment of compensation and general business expenses, facilitating debt and equity originations, fund management and asset management activities, and funding commitments and contractual payment obligations including debt amortization.  We fund these short-term business needs primarily with cash provided by operations and asset-backed warehouse credit facilities.  Our long term liquidity needs include capital needed for potential strategic acquisitions or the development of new businesses, increased financing capacity to meet growth in our businesses, and the repayment of long-term debt.  Our primary sources of capital to meet long-term liquidity needs include cash provided by operations, term loan and revolver debt.

These funding sources are described in more detail in ITEM 7 – Management’s Discussion and Analysis – SECTION 3 – Financial Condition.

Competition

We face competition in terms of new competitors and new competing products.  From time to time, we may be in competition with private investors, various financial institutions, investment partnerships and other entities with objectives similar to ours, specifically:

•
our Affordable Housing Equity segment competes directly with other Tax Credit syndicators seeking to raise capital for tax advantaged funds, some of which offer credit intermediation for their funds.  We also compete with regional and national banks that directly acquire Tax Credit property investments; and

•
our Mortgage Banking and Affordable Housing Debt segments compete with 24 other licensed DUS lenders that originate multifamily mortgages on behalf of Fannie Mae, 25 other Freddie Mac Program Plus lenders, 58 Ginnie Mae approved and active multifamily issuers as well as numerous banks, insurance companies, finance companies and others that originate multi-family mortgages for investment or resale.

Although some of our competitors have substantially greater financial and operational resources than we do, we feel we can effectively compete due to:

•	our on-going relationships with developers and borrowers;

•	our on-going relationships with GSEs; and

•	our diversified product platform.

Tax Matters

Most of our pre-tax income is derived from taxable fees and from tax-exempt mortgage revenue bond investments, including the Freddie Mac re-securitization certificates, which until July 31, 2011 were held within flow-through entities.  Effective July 31, 2011, these re-securitization certificates are held in a corporation subject to tax.

The Affordable Housing Equity segment, the Affordable Housing Debt segment, the Mortgage Banking segment, the Asset Management segment, our Corporate segment and our Consolidated Partnership segment, however, are conducted in corporations or partnerships that are owned by corporations subject to income taxes.  Most of our corporate entities have current and accumulated tax losses.

In October 2011, the parent trust filed an Entity Classification Election (the “Election”) with the IRS to become taxable as a corporation in order to achieve tax reporting efficiencies and administrative cost reductions.  Previously the parent trust was treated as a pass-through entity and all items of income and deductions flowed through to its investors.  This change in tax status resulted in the parent trust becoming subject to entity-level taxes retrospectively effective July 31, 2011.  On February 6, 2012, the Company provided investors a final schedule K-1 for the tax period beginning January 1, 2011 and ending July 30, 2011.

See Note 26 to the consolidated financial statements regarding steps we have taken to preserve net operating loss carry forwards.

Governance

We are governed by a board of trustees comprised of five managing trustees, four of whom are independent.  Our board of trustees has four standing committees:

(1)	Audit;

(2)	Compensation;

(3)	Nominating/Governance; and

(4)	Finance.

The committees consist entirely of independent trustees.

In connection with the adoption of the Tax Benefits Preservation Plan (see Note 20 to the consolidated financial statements), our board of trustees created the Rights Plan Evaluation Committee (the “Committee”) to administer the plan, including (i) establishing or modifying the purchase price at which a holder of a right may purchase one one-millionth of a Series B Share upon exercise of a right, (ii) declaring the distribution of rights, and (iii) recommending to the board the continued maintenance, modification or termination of the Tax Benefit Preservation Plan, or the redemption of the rights.  The Committee must be comprised of at least two independent trustees.  During 2010, the Board determined that it would assume the duties of the Rights Plan Evaluation Committee and that committee was dissolved.  The independent trustees also maintain an Oversight Committee whose duties include oversight of our relationship with Island Centerline Manager LLC, an entity owned and operated by a subsidiary of Island Capital, and its affiliates (collectively “Island”) (see also Note 29 to the consolidated financial statements).

Employees

Our subsidiaries had 240 employees (237 full time employees) at December 31, 2011, none of whom were parties to any collective bargaining agreement.

Regulatory Matters

The mortgage origination business within our Affordable Housing Debt and Mortgage Banking segments is subject to various governmental and quasi-governmental regulations.  As noted above, we are licensed or approved to service and/or originate and sell mortgage loans for certain Fannie Mae and Freddie Mac programs.  Fannie Mae and Freddie Mac are federally chartered public corporations that require our subsidiaries to meet minimum net worth and capital requirements and to comply with other reporting requirements.  Mortgage loans made under these programs are also required to meet the requirements of these programs.  In addition, under Fannie Mae’s DUS program we have the authority to originate loans without a prior review by Fannie Mae and are required to share in the losses on loans originated under this program.  Under the Freddie Mac seller/servicer and TAH programs, we are required to submit loans for review, consideration and final approval with Freddie Mac who takes all of the associated risk on these transactions.  If they fail to comply with the requirements of these programs, the applicable agency can terminate our license or approval.  In a very rare occurrence, Fannie Mae and Freddie Mac have the authority under their guidelines to terminate a lender’s authority to originate and service their loans for any reason.  If our authority is terminated under any of these programs, it would prevent us from originating or servicing loans under that program.  The parent trust is required to guarantee up to $75 million of such business’ obligations under these programs.

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

2.	Risks Related to Our Affordable Housing Equity segment

3.	Risks Related to Our Affordable Housing Debt segment

4.	Risks Related to our Mortgage Banking segment

5.	Risks Related to Application of Tax Laws

6.	Risks Related to Investing in Our Company

1.  General Risks Related to Our Business

We may be unable to raise capital or access financing on favorable terms, or at all, and we may also be unable to repay or refinance our debt obligations

Our outstanding debt could limit our operational flexibility, limit our ability to raise additional capital, limit our ability to invest in new businesses, limit our ability to take advantage of opportunities to diversify and acquire other companies or otherwise adversely affect our financial condition.  Capital limitations could affect our ability to grow assets under management, a major aspect of our business plan, as we achieve at least part of this growth by initially warehousing investments for new Tax Credit Fund Partnerships, which requires capital.  Furthermore, our ability to raise capital has been negatively impacted by our low Common Share price and the lower level of debt financing available in the marketplace.

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

In March 2010, we entered into a Second Amended and Restated Revolving Credit And Term Loan Agreement and have subsequently entered into a waiver agreement and three amendments to that waiver agreement (as amended by the waiver agreements, the “Credit Agreement”).  The Credit Agreement places certain restrictions on our activities, including, among other things:

•	limitations on our incurring additional unsecured indebtedness without lender approval;

•
restrictions on our ability to make any distributions or redeem or purchase any of our shares including Series A Convertible Community Reinvestment Act Preferred Shares (“Convertible CRA Shares”), except in certain circumstances, such as distributions to the holders of preferred shares of Centerline Equity Issuer Trust (“Equity Issuer”), a subsidiary of the Company, if and to the extent that such distributions are made solely out of funds received from Freddie Mac as contemplated by a specified transaction (“EIT Preferred Share Distributions”);

•	limitations on our ability to make new business investments without lender approval; and

•	restrictions on our ability to conduct transactions with our affiliates.

We must repay $2.98 million in principal per quarter on our Term Loan until maturity in March 2017 at which time the remaining principal is due.  Our Revolving Credit Facility matures in March 2015.

See the description of our existing facilities under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – SECTION 3 – Financial Condition.

We rely on debt capital to finance our business.  If the lower level of debt financing available in the marketplace continues, we may be unable to achieve our strategic goals.  Any debt we may be able to arrange may carry a higher rate of interest than our current debt, thereby decreasing our net income and cash flows.  As a result, certain growth initiatives could prove more costly or not economically feasible.  A failure to meet required amortization  payments of our debt facilities, renew our existing credit facilities, to increase our capacity under our existing facilities or to add new or replacement debt facilities could have a material adverse effect on our business, financial condition and results of operations.

While we would pursue any options available to us in order to avoid the consequences of covenant non-compliance (such as obtaining additional waivers for covenant non-compliance, working with our creditors to extend, modify or restructure our obligations, dispose of our assets or adjust our business, or otherwise pursue strategic and financial alternatives available to us in order to preserve enterprise value), we can provide no assurance that such efforts would enable us to avoid defaults on or the acceleration of our obligations or if implemented will not involve a substantial restructuring or alteration of our business operations or capital structure.  An uncured default on, and acceleration of, a material obligation could have a material adverse effect on our business, financial condition, and results of operations.

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

We rely upon business relationships which may not continue

We rely upon relationships with key investors and developers.  If these relationships do not continue, or if we are unable to form new relationships, our ability to generate revenue will be adversely affected.  Specifically:

•
in the three years prior to the downturn in the tax credit syndication market, 10 developers provided 37.3% of the Tax Credit Property Partnerships for which we arranged equity financing through our Tax Credit Fund Partnerships; and

•	Fannie Mae and Freddie Mac were the purchasers of 99% of the loans originated by our Mortgage Banking and Affordable Housing Debt segments in 2011 and 90% of the loans originated in 2010.

Our ability to generate revenue through mortgage sales to institutional investors largely depends on programs sponsored by GSEs, including Fannie Mae and Freddie Mac, which facilitate the issuance of mortgage-backed securities in the secondary market.  In 2009, the federal government placed Fannie Mae and Freddie Mac into conservatorship in an attempt to stabilize those GSEs.  In February 2011, The Department of the Treasury and the U.S. Department of Housing and Urban Development issued a report to congress entitled Reforming America’s Housing Finance Market in which they recommended the development of a plan to responsibly reduce the role of Fannie Mae and Freddie Mac in the mortgage market. We are not involved in the single family home mortgage business but we are involved with Fannie Mae and Freddie Mac with respect to the multifamily rental housing finance business, which extends across our Affordable Housing Debt and Mortgage Banking segments.  A reduction in the role that Fannie Mae and Freddie Mac plays in the multi-family mortgage market could have a material adverse effect on our Mortgage Banking Activities.  Our agreements with Fannie Mae and Freddie Mac, which afford us a number of advantages, may be canceled by either of them upon the occurrence of certain conditions, and for cause.  Cancellation of one or more of these agreements would have a material adverse effect on our operating results.

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

By reason of their regulated status, certain of our investors have regulatory incentives to invest in our sponsored Tax Credit Fund Partnerships in addition to the economic return from such investments.  A change in such regulations could result in determinations by such investors to seek other investment opportunities.

Lastly, many of our financing arrangements, including our Term Loan and Revolving Credit Facility and one of our mortgage banking warehouse lines are with Bank of America (either as sole lender or as lead lender).  Bank of America also owns Merrill Lynch & Co., Inc. (“Merrill Lynch”), which is involved in a number of credit intermediation transactions with us.  With limited availability in the credit markets we have become increasingly dependent upon fewer lenders to provide needed financing.

There are risks associated with investments secured by real estate, which may negatively affect our net income and cash flows

Through our subsidiaries, we historically have derived a large portion of our earnings by:

•	originating and managing Tax Credit Fund Partnerships that provide equity to Tax Credit Property Partnerships;

•	originating and servicing multifamily mortgages; and

•	investing in loans secured by real estate or revenues from real estate.

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

We may suffer adverse consequences from changing interest rates

Because our debt is variable rate and not hedged, an increase in interest rates could negatively affect our net income and cash flows.  Additionally, increasing interest rates may:

•	reduce the fair value of our investments and residual interests in securitization transactions;

•	decrease the amount we could realize on the sale or financing of those investments;

•	reduce the number of properties economically feasible to finance;

•	reduce the demand for financing, which could limit our ability to originate loans or to structure transactions, thereby reducing fees and interest we receive;

•	restrict our access to capital; and

•	cause investors to find alternative investments that are more attractive than the Tax Credit Fund Partnerships we sponsor.

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

Heightened competition may negatively impact our earnings

We are subject to competition in all of our business lines, as described in Item 1. – Business – Business Overview – Competition.  If competition increases, we may experience compression in the level of profits we earn on our various investments and financing products due to, among other things:

•	reductions in volume of Tax Credit Fund Partnerships originated and/or the rate of fees we earn from originating and managing Tax Credit Fund Partnerships;

•	reductions in the rate of interest we earn on investments; and

•	reductions in volume of mortgage originations and/or the rates of origination and servicing fees for mortgages.

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

Our Convertible CRA Shares are redeemable and could adversely affect our liquidity

Our Convertible CRA Shares have a redemption feature that can now be exercised.  We would be required to pay approximately $6.0 million to redeem all of our Convertible CRA Shares, unless we negotiated a settlement with the holders of our Convertible Series A Shares to pay a lesser amount.  A holder of Convertible CRA Shares with a redemption value of approximately $4.0 million has exercised its option to have those shares redeemed.  The Credit Agreement contains restrictions on our ability to redeem the Convertible CRA Shares.  If we are required to redeem our Convertible CRA Shares, it could negatively affect our liquidity.  See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – SECTION 3 – Financial Condition.

2.  Risks Related to Our Affordable Housing Equity Segment

Tax Credit Fund Partnerships may not generate sufficient cash to pay amounts due to us, which may negatively impact our net income and cash flows

Much of the revenue in our Affordable Housing Equity segment is historically earned from fees that Tax Credit Fund Partnerships we sponsor and manage pay to our subsidiaries for services rendered.  These Tax Credit Fund Partnerships are dependent upon the cash flows of Tax Credit Property Partnerships in which they invest to generate their own cash flows that are used to pay such fees for services, such as asset management and advisory services.  As the Tax Credit Property Partnerships are susceptible to numerous operational risks (see General Risks Related to Our Business – There are risks associated with investments secured by real estate, which may negatively affect our net income and cash flows), the Tax Credit Fund Partnerships may not collect sufficient cash to pay the fees they owe to us.

If we do not receive these fees, or if we determine that the amounts are not collectible, the loss of such earnings would negatively impact our net income and cash flows.

We may be unable to raise capital for new Tax Credit Fund Partnerships

Historically, a large part of our net income is based on fees and equity income we earn for originating or managing Tax Credit Fund Partnerships, many of which have finite lives.  Our current strategy to expand our third party asset management business is dependent upon our ability to attract investors to Tax Credit Fund Partnerships we originate.  If we are not successful in originating Tax Credit Fund Partnerships to expand our business and to replace others as they approach the end of their life cycles, our ability to earn income and generate cash flows will decline.

Additionally, real estate underlies most of our business lines, whether by virtue of sponsoring Tax Credit Fund Partnerships associated with real estate or by direct investment.  While sometimes viewed as an attractive investment sector, there is no guarantee that the investors in the Tax Credit Fund Partnerships we sponsor will continue to allocate capital to investments associated with real estate.  Should there be a general decline in capital invested in the sector, our ability to sponsor Tax Credit Fund Partnerships would be diminished and the income we earn from these activities would decline.

There is a risk of elimination of, or changes to, governmental programs that could limit our product offerings

A significant portion of our Affordable Housing Equity segment revenues is derived from the syndication of partnership interests in partnerships that invest in properties eligible for LIHTCs which are a provision of the Internal Revenue Code of 1986, as amended (the “Code”).

Section 42 of the Code authorizes federal LIHTCs for affordable multifamily rental housing.  Under this program, a property either receives an allocation of federal LIHTCs from an agency designated by the government of the state in which the property is located or the property is entitled to the LIHTCs by reason of its being financed by volume cap mortgage revenue bonds.  There are two types of credits:

•
4% credits – for new buildings and existing buildings financed with mortgage revenue bonds that receive an allocation of the volume cap, or for new and existing buildings financed with below-market federal financing that receive an allocation of federal LIHTCs from state agencies; and

•	9% credits – for new or substantially rehabilitated buildings that receive an allocation of federal LIHTCs from state agencies.

The credits are typically taken over a period of ten years, which can span over an 11-year operating period.  The credit amount is based on the qualified basis of each building, which is based upon the adjusted basis of the building multiplied by the percentage of units in the building leased to low-income tenants.

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

The Tax Credit Fund Partnerships we sponsor contribute the negotiated equity to the developer/owner, paid over a period of time.  In the case of properties utilizing 4% credits, this contribution will usually provide between 25% and 35% of the costs of the development.  For properties utilizing 9% credits, this contribution will usually provide between 45% and 55% of the cost of the development.

Since LIHTCs are a part of the Code, Congress could repeal or modify this legislation at any time or modify the tax laws so that the value of LIHTC benefits is reduced.  If such legislation is repealed or adversely modified, we would no longer be able to pursue this portion of our business strategy.

Our role as a sponsor of Tax Credit Fund Partnerships and co-developer of Tax Credit Property Partnerships exposes us to risks of loss

In connection with the sponsorship of Tax Credit Fund Partnerships and joint venture activities for co-development of Tax Credit Property Partnerships, we act as a fiduciary to the investors in our Tax Credit Fund Partnerships and in certain cases also provide performance guarantees to these investors.  We advance funds to acquire interests in Tax Credit Property Partnerships for inclusion in Tax Credit Fund Partnerships and, at any point in time, the amount of funds advanced can be material.  Recovery of these amounts is subject to our ability to attract investors to new Tax Credit Fund Partnerships or, if investors are not found, the sale of the partnership interests in the underlying properties.  We could also be liable to investors in Tax Credit Fund Partnerships and third parties as a result of serving as general partner or special limited partner in various Tax Credit Fund Partnerships.

In addition, investors in the Tax Credit Fund Partnerships we sponsor and manage anticipate certain returns on their investment and for certain Tax Credit Fund Partnerships we have agreed to provide specified rates of return.  If the Tax Credit Property Partnerships in which these funds invest do not perform as expected, we may be required to make payments in order to cover shortfalls at the Tax Credit Property Partnership level or to insure Tax Credit Fund Partnerships produce their specified level of return (see also There are risks associated with credit intermediation and commitments to provide specified rates of return that could reduce our reported income).

We may advance monies to a Tax Credit Fund Partnership to cover shortfalls at the Tax Credit Property Partnership level, although we are not required to do so, to maintain our relationship with Tax Credit Fund Partnership investors and to preserve the value of our residual interests in the mortgage revenue bonds we re-securitized.  If we make such advances, there can be no assurance that we will be able to recover the monies.  If we determine that any such advances are not recoverable, the negative impact on our net income and cash flows could be material.

There are risks associated with credit intermediation and commitments to provide specified rates of return that could reduce our reported income

Through our subsidiaries, we have provided credit intermediation to third parties.  These contracts provide for payment to cover shortfalls at properties or provide specified internal rates of return to investors in Tax Credit Fund Partnerships we sponsor.  All of these credit intermediation agreements have been executed at isolated special purpose entities. These isolated special purpose entities have been capitalized to meet the payments required under these agreements, however in certain cases we may be required to make additional payments to these isolated special purpose entities if the Tax Credit Property Partnerships related to these agreements do not perform as expected.  In certain instances these isolated special purpose entities are required to advance funds to a Tax Credit Fund Partnership to cover shortfalls at the Tax Credit Property Partnership level in order to insure that the investors do not lose their expected tax benefits and, if the internal rate of return to investors falls below the specified level, these subsidiaries would be required to make a payment so that the specified rate of return is achieved.  If third parties default on their obligations for which these subsidiaries provided credit intermediation, our reported loss would likely be in an amount far in excess of the fee paid to us for providing the service.  If advances are made to cover shortfalls at the Tax Credit Property Partnership level, there can be no assurance that we will be able to recover the monies.  If we determine that any such advances are not recoverable, the negative impact on our net income and cash flows could be material. The maximum potential liability pursuant to these transactions is detailed in Item 7 – Management’s Discussion and Analysis – SECTION 3 – Financial Condition – Commitments and Contingencies – Off Balance Sheet Arrangements and Note 31 to the consolidated financial statements.

During the fourth quarter of 2010, we did not complete the restructuring of certain bonds by the date required in the Master Novation, Stabilization, Assignment, Allocation, Servicing and Asset Management Agreement with Natixis (“Natixis Master Agreement”), which resulted in a cash freeze event under the terms of that agreement.  As a result of the cash freeze event, we must obtain consent from Natixis prior to any usage of available cash at CFin Holdings, one of the isolated special purpose entities described above that is required to provide intermediation services to certain of our Tax Credit Fund Partnerships.

Certain management agreements have finite terms and may not be renewed which could negatively affect our net income and cash flows

We receive fees from Tax Credit Fund Partnerships we sponsor and manage.  These Tax Credit Fund Partnerships generally do not require or authorize their investors to approve the funds’ management arrangements with us as we will generally have controlling interests in the Tax Credit Fund Partnership or the entities which control the Tax Credit Fund Partnership.  However, our management is subject to a fiduciary duty to the investors in those Tax Credit Fund Partnerships, which may affect our ability to continue to collect the fees and equity allocations.  Furthermore, the organizational documents of certain of these Tax Credit Fund Partnerships allow for the investors to remove us as general partner or managing member without cause or upon the occurrence of certain events.  Although the Tax Credit Fund Partnerships will generally be required to pay fair market value if they exercise this right, our right to receive future fees would terminate and there can be no assurance that the payment will fully compensate us for the future loss in revenue.  Finally, many of these Tax Credit Fund Partnerships have finite lives, after which they are liquidated.  The termination of a fund will result in a termination of the fees we receive from it.

3.  Risks Related to Our Affordable Housing Debt Segment

There are risks associated with our investment in Freddie Mac B-Certificates, which may negatively affect our net income and cash flows.

In addition to the above risk factor entitled There are risks associated with investments secured by real estate, which may negatively affect our net income and cash flows, there are additional risks associated with our investment in Freddie Mac B-Certificates.  Cash received and income recorded on our Freddie Mac B-Certificates is impacted by third party support of the properties underlying this investment as well as the restructuring of non-performing property debt underlying this investment.  We have entered into agreements with Merrill Lynch and Natixis Financial Products which contemplate ongoing support for certain properties as well as the restructuring of non-performing property debt.  Consummation of the specific support provisions included in these agreements is dependent on various conditions being met.  These conditions may not be met or these agreements may be amended or modified which may negatively impact the cash received and income recorded on our Freddie Mac B-Certificates.

There are risks of loss associated with our mortgage originations that may negatively impact our net income and cash flows

We also participate in loss sharing transactions for loans we originated under Freddie Mac’s DUI program whereby we have originated loans that were purchased by Freddie Mac.  Under the terms of our master agreement with Freddie Mac, we are obligated to reimburse Freddie Mac for a portion of any loss that may result from borrower defaults in DUI transactions.  For such loans, if a default occurs, our share of the loss will be the first 5% of the unpaid principal balance and 25% of the next 20% of the remaining unpaid principal balance to a maximum of 10% of the unpaid principal balance.  The loss on a defaulted loan is calculated as the unpaid principal amount due, unpaid interest due and default resolutions costs (taxes, insurance, operation and foreclosure costs) less recoveries.  As of December 31, 2011, we had 59 loss sharing loans in this program.

Our maximum “first loss” exposure under the DUS and DUI programs is detailed in Item 7 – Management’s Discussion and Analysis – SECTION 3 – Financial Condition – Commitments and Contingencies - Off Balance Sheet Arrangements and Note 31 to the consolidated financial statements.

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

4.  Risks Related to Our Mortgage Banking Segment

There are risks of loss associated with our mortgage originations that may negatively impact our net income and cash flows

Under the DUS program, we originate loans through one of our subsidiaries that are thereafter purchased or credit enhanced by Fannie Mae and sold to third party investors.  Pursuant to a master loss sharing agreement with Fannie Mae, we retain a first loss position with respect to the loans that we originate and sell under this program.  For these loss sharing loans, we assume responsibility for a portion of any loss that may result from borrower defaults, based on the Fannie Mae loss sharing formulas, and Fannie Mae risk Levels I, II or III.  All of the 1,019 loss sharing loans in this program as of December 31, 2011, were Level I loans.  For a majority of these loans, if a default occurs, we are responsible for the first 5% of the unpaid principal balance and a portion of any additional losses to a maximum of 20% of the original principal balance; any remaining loss is borne by Fannie Mae.  A modified risk sharing arrangement is applied to 93 loans in which our risk share is reduced to 0% to 75% of our overall share of the loss.  Pursuant to this agreement, we are responsible for funding 100% of mortgagor delinquency (principal and interest) and servicing advances (taxes, insurance and foreclosure costs) until the amounts advanced exceed 5% of the unpaid principal balance at the date of default.  Thereafter, for Level I loans, we may request interim loss sharing adjustments which allow us to fund 25% of such advances until final settlement under the master loss sharing agreement.  No interim sharing adjustments are available for Level II and Level III loans.

Our maximum “first loss” exposure under the DUS and DUI programs is detailed in Item 7 – Management’s Discussion and Analysis – SECTION 3 – Financial Condition – Commitments and Contingencies - Off Balance Sheet Arrangements and Note 31 to the consolidated financial statements.

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

5.  Risks Related to Application of Tax Laws

We may not realize the value of net operating loss carry forwards

Due to significant operating losses over the past several years, we have a significant net operating loss (“NOL”) that can be carried forward to offset taxable income in future periods.  While we currently carry the deferred tax asset related to the NOL carry forward at zero value due to uncertainty of utilization in the near term, since the NOL may be carried forward for a period of 20 years, there is potential value in the deferred tax asset.  Should the IRS determine that we underwent a “change of control” of more than 50%, certain provisions of the Code would substantially eliminate our ability to utilize loss carry forwards.  If such an event were to occur, the cash flow benefits we might otherwise realize from utilizing the NOL carry forwards would be eliminated.  Furthermore, strategies we may follow to address these risks carry risks of their own, as described in Risks Related to Investing in Our Company – Our anti-takeover provisions may discourage third-party proposals.  Additionally, the companies with the tax losses are open to federal, state and local audit for the tax years 2008 – 2010.  To date, we have settled federal and state audits for the tax years through 2007 without any significant negative audit adjustments. The federal and state audits for 2008 have begun and no significant negative adjustments have been proposed thus far. Should the federal, state or local tax authorities successfully reduce our tax losses claimed in these open tax years, the amount of loss carry forwards disclosed as available to offset future taxable income would be reduced.

Our former classification as a publicly traded partnership not taxable as a corporation is not free from doubt and could be challenged during tax periods open for IRS examination

Effective July 31, 2011, Centerline Holding Company (“CHC”) elected to be taxed as a corporation.  Prior to that, we were taxed as a flow-through entity, which allowed us to pass-through some of our income, including our federally tax-exempt income, and deductions to our shareholders.  For periods prior to the Election, the listing of our Common Shares on the Over-the-Counter Exchange caused us to be treated as a “publicly traded partnership” for federal income tax purposes.  For periods prior to the Election, we believe that we were properly treated as a partnership for federal income tax purposes.  However, for periods prior to the Election, the Internal Revenue Service (“IRS”) could challenge our partnership status and we could fail to qualify as a partnership in years that are subject to audit.  Qualification as a partnership involves the application of numerous technical legal provisions.  For example, a publicly traded partnership is generally taxable as a corporation unless 90% or more of its gross income is “qualifying” income (which includes interest, dividends, real property rents, gains from the sale or other disposition of real property, gain from the sale or other disposition of capital assets held for the production of interest or dividends, and certain other items).  We have represented that in all prior years of our existence and for the period up to the Election, at least 90% of our gross income was qualifying income.

In determining whether interest is treated as qualifying income under these rules, interest income derived from a “financial business” and income and gains derived by a “dealer” in securities are not treated as qualifying income.  For periods prior to the Election, we have represented that we were acting as an investor with respect to our remaining mortgage revenue bond investments and that we have not engaged in a financial business, although there is no clear guidance on what constitutes a financial business under the tax law.  For periods prior to the Election, we have taken the position that for purposes of determining whether we are in a financial business, Affordable Housing Equity activities would not cause us to be engaged in a financial business or to be considered a “dealer” in securities.  The IRS could assert that our activities constituted a financial business.  If our activities constituted a financial business or cause us to be treated as a dealer, there is a substantial risk that more than 10% of our gross income would not constitute qualifying income.  We could also be treated as if we were engaged in a financial business if the activities of Centerline Capital Group LLC (“CCG”) and its subsidiaries were attributed to us and were determined to constitute a financial business.  CCG is subject to income tax on its income.  Accordingly, for periods prior to the Election, we believe the activities and income of CCG and its subsidiaries will not be attributed to CHC for purposes of determining the Company’s tax status.

For periods prior to the Election if, for any reason, less than 90% of our gross income constituted qualifying income, items of income and deduction would not pass-through to our shareholders and our shareholders would be treated for federal income tax purposes as stockholders in a corporation.  We would be required to pay income tax at corporate rates on any portion of our net income that did not constitute tax-exempt income.  In addition, a portion of our federally tax-exempt income may be included in determining our alternative minimum tax liability.  Distributions by us to our shareholders would constitute dividend income taxable to such holders to the extent of our earnings and profits, which would include tax-exempt income, as well as any taxable income we might have, and the payment of these distributions would not be deductible by us.  For periods prior to the Election, these consequences could have a material adverse effect on us, our shareholders and consequently, the current price of our shares.  For periods after the Election, we have determined that being taxable as a corporation would not result in significant additional tax liabilities.

There is a risk that the IRS will disagree with our judgment with respect to allocations

Effective July 31, 2011, CHC elected to be taxed as a corporation. For periods prior to the Election, we used various accounting and reporting conventions to determine each shareholder’s allocable share of income, including any market discount taxable as ordinary income, gain, loss and deductions.  Our allocation provisions will be respected for federal income tax purposes only if they are considered to have “substantial economic effect” or are in accordance with the partners’ “interest in the partnership”.  There is no assurance that the IRS will agree with our various accounting methods, conventions and allocation provisions, particularly our allocation of adjustments to shareholders attributable to the differences between the shareholders’ purchase price of Common Shares and their shares of our tax basis in our assets, pursuant to an election we made.

The structure of our acquisitions could be challenged

Effective July 31, 2011, CHC elected to be taxed as a corporation.  Our acquisitions of Centerline Affordable Housing Advisors LLC (“CAHA”) and other subsidiaries were structured to prevent us from realizing active income from these businesses for periods prior to the Election and to effectively receive a tax deduction (via the allocation of subsidiary income) for payments made to its selling principals.  It is possible that the IRS could challenge this structure, with material adverse consequences to us for periods prior to the Election.  First, the IRS could assert that we, as the parent trust, are the owner of these businesses, in which case the parent trust would realize an amount of active income from them that would require it to be treated as a corporation instead of a partnership for income tax purposes.  If the IRS prevailed, that income would be includable in taxable income or loss for periods prior to the Election.  Even though the Company has currently suspended its distributions, it is still possible that if the IRS prevailed, the value of our shares would decline.  Second, the IRS might assert that the Special Common Units (“SCUs”) held by the selling principals of the businesses and others are actually shares of our Company.  If this position prevailed, the distributions payable on the units would not reduce the taxable income of CCG.  In such event, CCG would be subject to increased tax, which could reduce our net income, our cash flows and our distributions, which could also result in a decrease in the portion of our distributions that is excluded from gross income for federal income tax purposes for periods prior to the Election.

The treatment of our income as federally tax exempt depends upon the application of tax laws that could be challenged

In our Affordable Housing Equity segment, we invest primarily in investments that generate tax-exempt income.  However, the IRS may seek to re-characterize a portion of our tax-exempt income as taxable income as described in the Tax-exemption of interest on mortgage revenue bonds section below.  If the IRS were successful, for the periods prior to the Election, a shareholder’s distributive share of such income would be taxable to the shareholder, regardless of whether an amount of cash equal to such distributive share is actually distributed.  Any taxable income would be allocated pro rata among our Convertible CRA Shares and our Common Shares.  The Company has suspended its distributions, and as a result, the Convertible CRA Shares are not currently allocated any income.  For the periods after the Election, the income would be taxable to the Company.

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

“Substantial User Limitation”

Interest on a mortgage revenue bond we own will not be excluded from gross income during any period in which we are a “substantial user” of the properties financed with the proceeds of such mortgage revenue bond or a “related person” to a “substantial user”.  A “substantial user” generally includes any underlying borrower and any person or entity that uses the financed properties on other than a de minimis basis.

Although we believe that we are not “substantial users” of the properties financed with the proceeds of the mortgage revenue bonds owned by us or related parties, there can be no assurance that the IRS would not challenge such conclusion.  If such challenge were successful, the interest received on any bond for which we were treated as a “substantial user” or a “related party” thereto would be includable in federally taxable gross income.

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

In addition, it is possible that the interest on one or more of the mortgage revenue bonds in which we own a residual interest could be treated by the IRS as taxable ordinary income.  In such event, the distributions on such residual interest would also, to the extent of such taxable interest on an underlying mortgage revenue bond, be treated as taxable ordinary income.  Also, in most securitization programs, including the Freddie Mac securitization, we are obligated to repurchase any mortgage revenue bond on which the interest has been determined by the IRS to be taxable ordinary income.

7.  Risks Related to Investing in Our Company

Holding our common shares could result in income taxes without corresponding cash distributions

The Company generates taxable and nontaxable income from its remaining mortgage revenue bond holdings and related investments.  Effective July 31, 2011 the Company made an election to be taxed as a corporation. Prior to the Election, this income was passed through to our Common Shareholders.  For periods in which we did not pay dividends, for periods prior to the Election, Common Shareholders may have a state tax liability with respect to the portion of federally tax exempt interest taxable in their state of residence and no cash distributions to offset that liability.  For periods after the Election, the Company will include this income in its consolidated and combined state tax returns where it may be offset by losses generated by other members of the consolidated group.

Because we hold most of our investments through our subsidiaries, our shareholders are effectively subordinated to the liabilities and equity of our subsidiaries and our preferred shares

We hold most of our investments through our subsidiaries.  Because we own only common equity of our subsidiaries, we, and therefore holders of our shares, are effectively subordinated to the debt obligations, preferred equity and SCUs of our subsidiaries, which at December 31, 2011, aggregated approximately $1.0 billion.  In particular, the holders of the preferred shares of Equity Issuer, our wholly owned bankruptcy-remote subsidiary, are entitled to receive preferential distributions with respect to $159.0 million of residual interest investments it holds.  Accordingly, a portion of the cash flow from our investments, particularly certain retained interests, will not be available for distribution on our Common Shares.  Likewise if we pay a common dividend in future periods, holders of SCUs issued by our Centerline Capital Company LLC (“CCC”) subsidiary are entitled to receive preferential distributions with respect to the earnings of CCC and its subsidiaries. Our earnings, therefore, may not be available for distribution to our Common Shareholders.

We are dependent on our Advisor and may not find a suitable replacement if the Advisor terminates the advisory agreement

We have an advisory agreement with Island Centerline Manager LLC (“Advisor”), whereby the Advisor will provide services with respect to various strategic functions that include, among other things:

•	identification of investment and acquisition opportunities;

•	advising as to operation and development of our remaining businesses;

•	advising as to debt and equity financings and hedging activities;

•	advising as to selection and engagement of professional service providers; and

•	advising as to negotiations with counterparties with respect to the above.

The advisory agreement expires in March 2015, subject to automatic, one-year renewals thereafter unless we or the Advisor give 90-day notice of non-renewal.  The advisory agreement may be terminated:

•	without cause by our Advisor; or

•	with or without cause by a majority of our Board of Trustees

The Advisor can terminate the agreement without penalty, but we are generally subject to a termination fee based on the contracted annual amount and the incentive fee to which the Advisor would be entitled.

If our Advisor terminates the advisory agreement, we may not be able to find an adequate replacement Advisor, or we may not be able to hire appropriate personnel to perform the services the Advisor provides.  If such an event occurs, it could negatively impact our net income and cash flows.

In addition, an affiliate of the Advisor acts as sub-servicer for our servicing portfolio.  Should we terminate the sub-servicing agreement, we would be subject to a termination fee based on the annualized fee that the sub-servicer would have earned pursuant to the contract.  Should the sub-servicer terminate the agreement, we may not be able to engage a replacement without paying a less favorable rate or perform the function ourselves more economically.  Any such termination would also likely be disruptive to our business.

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

There are possible adverse effects arising from potential future issuance of securities or a reverse stock split

Our Board of Trustees has the power to authorize the issuance of additional equity or debt securities of our Company and our subsidiaries in exchange for money, property or other consideration.  Our ability to sell or exchange such securities will depend on conditions then prevailing in the relevant capital markets and our results of operations, financial condition, investment portfolio and business prospects.  As long as the issuance is made in accordance with our trust agreement, the issuance of such additional securities would not be subject to the approval of our shareholders and could negatively affect the resale price of our shares.  Shareholders would not have any preemptive rights in connection with the issuance of any additional securities we or our subsidiaries may offer and any of our equity offerings would cause dilution of a shareholder’s investment in us.

In March 2010, we issued a new series of shares (the “Special Series A Shares”) that on October 6, 2010 were converted into 289.9 million Common Shares.  In addition, as of December 31, 2011, 11.9 million Common Shares remain issuable in exchange for outstanding SCUs.  Given the conversion of the Special Series A Shares in October 2010 and the potential conversion of the SCUs to Common Shares, their sale in the public market could, and depending upon the number of involved, likely would, adversely affect prevailing market prices of our shares and our ability to raise additional capital through the equity markets.

Our Board of Trustees may determine at some time in the future that it is in the best interests of the Company and its shareholders to undertake a reverse share split which would reduce the outstanding number of shares.  At our October 6, 2010 shareholders meeting, our shareholders approved an amendment and restatement of our trust agreement which includes amendments granting our Board of Trustees the authority to implement in its sole discretion any future share divisions, splits or combinations, including a reverse share split.

Following such approval by the shareholders, the Board is able to implement a reverse share split to reduce the number of outstanding Common Shares and reclassify any unissued Common Shares and shares held in our treasury, which will facilitate any future issuances of shares of beneficial interest by making Common Shares available for reissuance, either as Common Shares or reclassified as preferred shares.  In addition, in the event we implement a reverse share split, holders of fractional shares may be required to sell such fractional shares to us for an amount which may be de minimis, in light of the low trading prices of our Common Shares.

We may have the ability to issue a greater percentage of Common Shares in relation to our outstanding shares after a reverse share split than we currently have.  If we were to issue such shares, it would potentially have a greater dilutive effect on our current holders, depending on the size of the issuance.  We currently do not have any plan, commitment, arrangement, understanding or agreement, either written or oral, to issue any additional Common Shares, other than shares otherwise issuable upon conversion or exchange of existing classes and series of our outstanding shares.  However, the additional Common Shares would be available for issuance by action of our Board without the need for further action by our shareholders.

Any relative increase in our total authorized shares available for issuance could enable our Board to render more difficult or discourage an attempt to obtain control of the Company, since the additional shares could be issued to purchasers who support our Board and are opposed to a takeover.  We are not currently aware of any pending or proposed transaction involving a change in control.

Because any reverse share split would reduce the number of outstanding Common Shares, it could, absent other factors, have the effect of increasing the per share price of the Common Shares.  However, factors such as the Company’s financial performance and overall market conditions may adversely affect the price of the Common Shares, independent of the impact of any reverse share split.  Due to such factors, there can be no assurance that a reverse share split, if implemented, would result in an increase in the per share price of the Common Shares.  Similarly, if the per share price of the Common Shares were to increase due to the effect of a reverse share split, there can be no assurance that the increase would be in proportion to the reduction in the number of shares outstanding before such reverse share split, or that the market price of the Common Shares, after any such increase, would not decrease in the future.  In addition, any reverse share split may result in some holders of Common Shares holding “odd lots” of less than 100 shares of Common Shares.  Odd lot shares may be more difficult to sell and may lead to increased brokerage/transaction costs relative to “round lots” of multiples of 100 shares.

Finally, the value, if any, of any reverse stock split may not immediately be reflected in the trading value of the shares.  The effect of any corporate action affecting the outstanding number of Common Shares or Common Share equivalents cannot currently be predicted with any degree of accuracy.

Counterparties to our 2010 equity restructuring and current and former members of our management team have significant voting power on matters submitted to a vote of our shareholders, and their interests may be in conflict with the interests of our other shareholders

In March 2010, we restructured our equity and issued our Special Series A Shares that on October 6, 2010 were converted into 289.9 million Common Shares.  A large portion of those shares were issued to C-III Capital Partners LLC (the “Purchaser”) (or together with its affiliates, “C-III”).  The Purchaser also purchased additional shares from one of our related parties, The Related Companies, L.P. (“TRCLP”).  On a fully diluted basis, the Purchaser’s shares account for more than 38% of our total voting shares. Additionally, we

•	Issued Special Series A Shares (that were later converted to Common Shares) to Natixis in consideration for restructuring certain credit intermediation agreements;

•
Issued Special Series A Shares (that were later converted to Common Shares) to  Bank of America Corporation and Wells Fargo & Co (or to certain of their subsidiaries or affiliates) in  conversion of their Convertible CRA Shares.

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

As of the date of this filing:

•	C-III Capital Partners LLC, the Purchaser, holds 139.7 million Common Shares;

•	Natixis holds 17.8 million Common Shares;

•	Bank of America Corporation holds 30.9 million Common Shares;

•	Wells Fargo & Company holds 27.8 million Common Shares;

•	TRCLP, its owners and TRCLP affiliates hold 10.2 million of the outstanding SCUs and 1.1 million Common Shares;

•	Former executives of our Company held 1.6 million of the outstanding SCUs. These SCUs are not subject to lock-up agreements and may be converted to Common Shares at any time.

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

Additional Classes and Series of Shares

Our trust agreement permits our Board of Trustees to issue additional classes or series of beneficial interests and to establish the preferences and rights of any such securities.  Thus, our Board of Trustees could authorize the issuance of beneficial interests with terms and conditions which could have the effect of discouraging a takeover or other transaction (see There are possible adverse effects arising from potential future issuance of shares above).  The Board of Trustees authorized a rights plan for this purpose as described in Note 20 to the consolidated financial statements.

Staggered Board

Our Board of Trustees is divided into three classes of managing trustees.  The term of the first class expired in 2011, the terms of the second and third classes will expire in 2012 and 2013, respectively.  Managing trustees for each class will be chosen for a three-year term upon the expiration of the current class’ term.  The use of a staggered board makes it more difficult for a third-party to acquire control over us.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

In August 2011, we entered into a lease modification and partial surrender agreement (“Surrender Agreement”) relating to our previous headquarters located at 625 Madison Avenue in New York.  We simultaneously entered into a 15 year agreement to lease office space at 100 Church Street (“100 Church Street Lease”) which effective February 2012 is used as our New York headquarters.  Except for the space that we are subletting, we ceased use of the space at 625 Madison Avenue in February 2012. The lease for the space that we sublet at 625 Madison Avenue expires in 2016.  The 100 Church Street Lease expires in 2027.

We also lease office space in other locations, available for use by all of our operations, as follows:

•	Overland Park, KS – an office facility; the lease expires in 2012

•	San Francisco, CA – an office facility; the lease expires in 2012

•	Kansas City, MO – an office facility; the lease expires in 2012

•	Vienna, VA – an office facility; the lease expires in 2012

•	Seattle, WA – an office facility; the lease expires in 2012

•	San Rafael, CA – an office facility; the lease expires in 2013

•	Chicago, IL – an office facility; the lease expires in 2014

•	Boston, MA – an office facility; the lease expires in 2014

•	Dallas, TX – an office facility; the lease expires in 2016

•	Hoover, AL – an office facility; the lease expires in 2016

•	Irvine, CA – an office facility; the lease expires in 2017

•	Atlanta, GA – an office facility; the lease expires in 2017

•	Irving, TX – an office facility; the leases expires in 2018

We believe that these facilities are suitable for current requirements and contemplated future operations.

Item 3.  Legal Proceedings.

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements and therefore no accrual is required as of December 31, 2011 and 2010.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On December 8, 2008, our Common Shares commenced trading on the over-the-counter (“OTC”) market on the Pink Quotes and on the OTC Bulletin Board under the symbol “CLNH” (prior to that date, we were traded under the symbol “CHC” on the New York Stock Exchange).

The high and low prices for each quarterly period of the last two years during which our Common Shares were traded were as follows:

	2011		2010
Quarter Ended	Low	High	Low	High

March 31	$0.08	$0.24	$0.09	$0.45
June 30	$0.08	$0.15	$0.16	$0.36
September 30	$0.08	$0.12	$0.10	$0.18
December 31	$0.04	$0.09	$0.07	$0.16

The last reported sale price of our Common Shares on the OTC market on March 12, 2012, was $0.09.

Holders

As of March 12, 2012, there were 2,382 registered shareholders owning 349.2 million Common Shares.

Distributions

Our Convertible CRA Shares (see Note 19 to the consolidated financial statements) rank on par with our Common Shares with respect to rights upon liquidation, dissolution or winding up of our Company.

The Term Loan and Revolving Credit Facility agreement contains restrictions on distributions.  Under the agreement, we generally are not permitted to make any distributions or redeem or purchase any of our shares, including Convertible CRA Shares, except in certain circumstances, such as EIT Preferred Share Distributions.

In 2010, 2011 and 2012 (through March 28, 2012), we did not pay cash dividends to the holders of our Common Shares or to the holders of the Convertible CRA Shares.  During this time, we distributed to the EIT Preferred Shareholders $15.5 million, $10.1 million and $2.5 million, respectively.

Securities authorized for issuance under equity compensation plans

The following table provides information related to our incentive share plans as of December 31, 2011:

	(a)	(b)	(c)

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)(1)

Equity compensation plans approved by security holders	--	$--	30,154,649
Equity compensation plans not approved by security holders	--	--	--

Totals	--	$--	30,154,649

(1)   Our Incentive Share Plan (see Note 25 to the consolidated financial statements) authorizes us to issue options or other share-based compensation equal to 10% of the total shares outstanding (as defined in the plan) as of December 31 of the year preceding the issuance of new grants or options.

Securities purchased by us

The Board of Trustees has authorized a Common Share repurchase plan, enabling us to repurchase, from time to time, up to 3.0 million Common Shares in the open market; however, under the terms of our Term Loan and Revolving Credit Facility, we were restricted from acquiring capital stock while such facilities were outstanding.  The following table presents information related to repurchases of our equity securities during the fourth quarter of 2011 and other information related to our repurchase program:

PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the plans or program

October 1 – 31, 2011	--	$--	--	--
November 1 – 30, 2011	--	--	--	--
December 1 – 31, 2011	--	--	--	--

Total	--	$--	--	303,854

Other information required by this item, as well as information regarding our share repurchase program and share compensation paid to our independent trustees, is included in Note 25 to the consolidated financial statements.

During the year ended December 31, 2011, we did not sell any securities that were not registered under the Securities Act of 1933.

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

Significant components of the MD&A section include:	Page

SECTION 1 – Overview The overview section provides a summary of the Company and our reportable business segments (as more fully discussed in Note 1 to the consolidated financial statements). We also include a discussion of factors affecting our consolidated results of operations as well as items specific to each business segment.	24

SECTION 2 – Consolidated Results of Operations The consolidated results of operations section provides an analysis of our consolidated results on a reportable segment basis for the year ended December 31, 2011, against the comparable prior year period. Significant subsections within this section are as follows:	25

Summary Consolidated Results	25
Comparability of Results	27
Affordable Housing Equity	27
Affordable Housing Debt	32
Mortgage Banking	36
Asset Management	40
Corporate	41
Consolidated Partnerships	42
Income Taxes	44
Loss Attributable to Non-controlling Interest	45
Inflation	46

SECTION 3 – Financial Condition The financial condition section discusses our ability to generate adequate amounts of cash to meet our current and future needs. Significant subsections within this section are as follows:	46

Liquidity	46
Cash Flows	47
Capital Resources	49
Commitments and Contingencies	52

SECTION 4 – Application of Critical Accounting Policies and Estimates	54

SECTION 5 – Related Party Transactions	57

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

SECTION 1 – OVERVIEW

Centerline Holding Company (OTC: CLNH), through its subsidiaries, provides real estate financing and asset management services focused on affordable and conventional multifamily housing.  We offer a range of both debt financing and equity investment products, as well as asset management services to developers, owners, and investors.  We are structured to originate, underwrite, service, manage, refinance or sell assets through all phases of its life cycle.

We manage our operations through six reportable segments.  Our reportable segments include four core business segments and two additional segments: Corporate and Consolidated Partnerships.  The four core business segments are: Affordable Housing Equity, Affordable Housing Debt, Mortgage Banking, and Asset Management.  Our Corporate segment includes: Finance and Accounting, Treasury, Legal, Marketing and Investor Relations, Operations and Risk Management, supporting our four core business segments.  In our Consolidated Partnership segment, we consolidate certain funds we control, notwithstanding the fact that we may have only a minority, and in most cases negligible, economic interest.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

SECTION 2 – CONSOLIDATED RESULTS OF OPERATIONS

Summary Consolidated Results

Our summary consolidated results of operations are presented below for the years ended December 31, 2011 and 2010:

	2011									2010
(in thousands)	Affordable Housing Equity	Affordable Housing Debt	Mortgage Banking	Asset Management	Corporate	Consolidated Partnerships	Eliminations and Adjustments	Total	% of Revenues	Affordable Housing Equity	Affordable Housing Debt	Mortgage Banking	Asset Management	Corporate	Consolidated Partnerships	Eliminations and Adjustments	Total	% of Revenues	% Change

Revenues
Mortgage revenue bonds	$612	$50,671	$--	$--	$--	$--	$(31,367)	$19,916	8.7%	$718	$49,592	$--	$--	$--	$--	$(29,876)	$20,434	9.3%	(2.5)%
Other interest income	2,879	17,933	4,727	--	84	--	(470)	25,153	11.0	1,939	18,889	2,996	--	15	--	(177)	23,662	10.8	6.3
Interest income	3,491	68,604	4,727	--	84	--	(31,837)	45,069	19.7	2,657	68,481	2,996	--	15	--	(30,053)	44,096	20.1	2.2
Fund sponsorship	42,406	--	--	--	--	--	(29,085)	13,321	5.8	42,597	--	--	--	--	--	(36,753)	5,844	2.7	127.9
Application and processing fees	--	195	--	--	--	--	--	195	0.1	--	238	--	--	--	--	--	238	0.1	(18.1)
Asset management fees	--	--	--	23,448	--	--	(23,448)	--	--	--	--	--	23,645	--	--	(23,645)	--	--	N/A
Mortgage origination fees	--	705	5,453	--	--	--	--	6,158	2.7	--	1,104	3,234	--	--	--	--	4,338	2.0	42.0
Mortgage servicing fees	--	3,825	20,315	--	--	--	(830)	23,310	10.2	--	3,171	19,204	--	--	--	(574)	21,801	9.9	6.9
Credit intermediation fees	4,372	--	--	--	--	--	(4,251)	121	0.1	6,404	--	--	--	--	--	(6,092)	312	0.1	(61.2)
Other fee income	--	--	738	--	--	--	--	738	0.3	--	--	621	--	--	--	--	621	0.3	18.8
Fee income	46,778	4,725	26,506	23,448	--	--	(57,614)	43,843	19.2	49,001	4,513	23,059	23,645	--	--	(67,064)	33,154	15.1	32.2
Gain on sale of mortgage loans	--	1,946	29,506	--	--	--	--	31,452	13.7	1,968	1,648	24,346	--	--	--	--	27,962	12.8	12.5

Prepayment penalties	--	--	714	--	--	--	--	714	0.3	--	--	547	--	--	--	--	547	0.2	30.5
Expense reimbursements	7,434	--	--	--	400	--	(7,336)	498	0.2	8,755	--	--	--	400	--	(9,155)	--	--	N/A
Miscellaneous	815	147	698	340	9	--	(2)	2,007	0.9	314	88	573	5	250	--	(5)	1,225	0.6	63.8
Other revenues	8,249	147	1,412	340	409	--	(7,338)	3,219	1.4	9,069	88	1,120	5	650	--	(9,160)	1,772	0.8	81.7
Revenues – consolidated partnerships	--	--	--	--	--	105,307	--	105,307	46.0	--	--	--	--	--	112,173	--	112,173	51.2	(6.1)
Total revenues	$58,518	$75,422	$62,151	$23,788	$493	$105,307	$(96,789)	$228,890	100.0%	$62,695	$74,730	$51,521	$23,650	$665	$112,173	$(106,277)	$219,157	100.0%	4.4%

Expenses
Salary	$7,441	$1,769	$13,441	$8,304	$16,161	$--	$--	$47,116	20.6%	$8,047	$325	$10,495	$6,252	$20,346	$--	$(99)	$45,366	20.7%	3.9%
Other general and administrative	25,786	8,706	11,052	2,022	24,890	--	(24,746)	47,710	20.8	44,369	8,482	8,145	1,748	45,751	--	(26,389)	82,106	37.5	(41.9)
General and administrative	33,227	10,475	24,493	10,326	41,051	--	(24,746)	94,826	41.4	52,416	8,807	18,640	8,000	66,097	--	(26,488)	127,472	58.2	(25.6)
Affordable Housing loss reserve	(57,100)	--	--	--	--	--	--	(57,100)	(24.9)	(50,600)	--	--	--	--	--	--	(50,600)	(23.1)	12.8
Bad debt expense	10,105	--	--	--	--	--	--	10,105	4.4	10,573	--	--	--	--	--	361	10,934	5.0	(7.6)
Provision (recovery) for risk-sharing obligations	--	238	(7,048)	--	--	--	--	(6,810)	(3.0)	--	1,349	8,653	--	--	--	--	10,002	4.6	(168.1)
Lease termination costs	--	--	--	--	1,093	--	--	1,093	0.5	--	--	--	--	(48,244)	--	--	(48,244)	(22.0)	(102.3)
(Recovery) provision for losses	(46,995)	238	(7,048)	--	1,093	--	--	(52,712)	(23.0)	(40,027)	1,349	8,653	--	(48,244)	--	361	(77,908)	(35.5)	(32.3)
Borrowing and financing	1,587	47,356	2,468	--	5,326	--	(907)	55,830	24.4	2,912	45,308	961	--	7,675	--	(1,357)	55,499	25.3	0.6
Derivatives – non-cash impact	(746)	9,906	--	--	--	--	--	9,160	4.0	(131)	866	--	--	--	--	1	736	0.3	N/M
Preferred shares of subsidiary	--	3,840	--	--	--	--	--	3,840	1.7	--	8,825	--	--	--	--	--	8,825	4.0	(56.5)
Interest expense	841	61,102	2,468	--	5,326	--	(907)	68,830	30.1	2,781	54,999	961	--	7,675	--	(1,356)	65,060	29.6	5.8
Depreciation and amortization	181	1,458	12,067	480	1,614	--	--	15,800	6.9	180	2,269	10,666	296	9,860	--	--	23,271	10.6	(32.1)
Write off goodwill and intangible assets	--	--	--	--	--	--	--	--	--	--	--	--	--	93,283	--	--	93,283	42.6	(100.0)
Loss on impairment of assets	--	--	--	--	--	--	--	--	--	347	75,540	--	--	--	--	--	75,887	34.6	(100.0)
Interest expense – consolidated partnerships	--	--	--	--	--	49,800	(31,439)	18,361	8.0	--	--	--	--	--	47,835	(29,951)	17,884	8.2	2.7
Other expense – consolidated partnerships	--	--	--	--	--	327,164	(40,160)	287,004	125.4	--	--	--	--	--	299,897	(51,300)	248,597	113.4	15.4
Total expenses	$(12,746)	$73,273	$31,980	$10,806	$49,084	$376,964	$(97,252)	$432,109	188.8%	$15,697	$142,964	$38,920	$8,296	$128,671	$347,732	$(108,734)	$573,546	261.7%	(24.7)%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	2011									2010
(in thousands)	Affordable Housing Equity	Affordable Housing Debt	Mortgage Banking	Asset Management	Corporate	Consolidated Partnerships	Eliminations and Adjustments	Total	% of Revenues	Affordable Housing Equity	Affordable Housing Debt	Mortgage Banking	Asset Management	Corporate	Consolidated Partnerships	Eliminations and Adjustments	Total	% of Revenues	% Change

Equity and other income	$--	$--	$--	$--	$--	$--	$--	$--	--%	$220	$--	$--	$--	$--	$--	$--	$220	0.1%	(100.0)%
Gain on settlement of liabilities	2,612	--	--	--	6,330	--	--	8,942	3.9	--	--	--	--	25,253	--	--	25,253	11.5	(64.6)
Gain from repayment or sale of investments	137	1,320	--	--	--	--	--	1,457	0.6	1,975	2,095	--	--	--	--	--	4,070	1.9	(64.2)
Other losses – consolidated partnerships	--	--	--	--	--	(295,843)	--	(295,843)	(129.2)	--	--	--	--	--	(368,481)	--	(368,481)	(168.1)	(19.7)
Other income (loss)	2,749	1,320	--	--	6,330	(295,843)	--	(285,444)	(124.7)	2,195	2,095	--	--	25,253	(368,481)	--	(338,938)	(154.6)	(15.8)

Income tax (provision)/benefit – continuing operations	--	--	--	--	564	--	-	564	0.2	--	--	--	--	(610)	--	--	(610)	(0.3)	(192.5)
Net income (loss) continuing operations	74,013	3,469	30,171	12,982	(41,697)	(567,500)	463	(488,099)	(213.2)	49,193	(66,139)	12,601	15,354	(103,363)	(604,040)	2,457	(693,937)	(316.6)	(29.7)
Allocation – preferred shares	--	6,225	--	--	--	--	--	6,225	2.7	--	6,225	--	--	--	--	--	6,225	2.8	--
Allocation – non-controlling interests	5,534	--	--	--	--	--	--	5,534	2.4	(772)	(262)	--	--	1,084	--	--	50	--	N/M
Allocation – consolidated partnerships	--	--	--	--	--	(567,489)	--	(567,489)	(247.9)	--	--	--	--	--	(604,027)	--	(604,027)	(275.5)	(6.0)
Net loss (income) attributable to non-controlling interest – continuing operations	5,534	6,225	--	--	--	(567,489)	--	(555,730)	(242.8)	(772)	5,963	--	--	1,084	(604,027)	--	(597,752)	(272.7)	(7.0)
Net income (loss) attributable to Centerline Holding Company shareholders - continuing operations, pre-allocations	68,479	(2,756)	30,171	12,982	(41,697)	(11)	463	67,631	29.6	49,965	(72,102)	12,601	15,354	(104,447)	(13)	2,457	(96,185)	(43.9)	(170.3)
Inter-segment expense allocation	8,117	7,745	10,267	12,608	(38,737)	--	--	--	--	28,651	25,542	30,970	32,259	(117,422)	--	--	--	--	N/A
Net income (loss) attributable to Centerline Holding Company shareholders – continuing operations	$60,362	$(10,501)	$19,904	$374	$(2,960)	$(11)	$463	$67,631	29.6%	$21,314	$(97,644)	$(18,369)	$(16,905)	$12,975	$(13)	$2,457	$(96,185)	(43.9)%	(170.3)%

Net income – discontinued operations								253	0.1								161,278	73.6	(99.8)
Net income attributable to non-controlling interests – discontinued operations								--	--								(89,918)	(41.0)	(100.0)
Net income attributable to Centerline Holding Company shareholders – discontinued operations								253	0.1								71,360	32.6	(99.6)
Total income (loss) attributable to Centerline Holding Company shareholders								$67,884	29.7%								$(24,825)	(11.3)%	(373.5)%

N/M – Not meaningful.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Comparability of Results

Prior period segment results were reclassified to reflect the presentation of Affordable Housing Equity, Affordable Housing Debt and Asset Management as reportable segments in 2011 and the Company’s 2011 decision to allocate certain Corporate overhead to the Affordable Housing Equity, Affordable Housing Debt, Mortgage Banking and Asset Management segments.

Net income or loss is defined as the net result of total company operations, prior to allocation of income or loss to non-controlling interests.  As the Tax Credit Fund Partnerships (by design) generate non-cash losses, primarily related to depreciation expense on real estate assets, we expect to record net losses for the foreseeable future as they represent a significant portion of our consolidated operations.  After allocation of income or loss to non-controlling interests, we recorded net income attributable to our shareholders for the year ended December 31, 2011 and net loss attributable to our shareholders for the year ended December 31, 2010.  For the periods presented, we highlight in the table below those items, principally non-cash in nature, which impact the comparability of results from period to period.  Such items are shown prior to any adjustments for tax and allocations to non-controlling interests and are discussed within this section:

(in thousands)	2011	2010

Reduction/(increase) to net income:

Asset impairments (excluding equity investments):
Affordable Housing Debt segment:
Series B Freddie Mac Certificates	--	78,031
Stabilization escrow	--	(2,492)

Other items:
Affordable Housing Equity segment:
Affordable housing loss reserve recovery	(57,100)	(50,600)
Gain on settlement of liability	(2,612)	--
Assumption fee relating to restructuring of credit intermediation agreements	3,047	25,748
Non-cash impact of derivatives(1)	(746)	(131)

Affordable Housing Debt segment:
Provision for risk-sharing obligations	238	1,349
Non-cash impact of derivatives(1)	9,906	866
Mortgage Banking segment:
(Recovery) provision for risk-sharing obligations	(7,048)	8,653

Corporate segment:
Professional fees related to the March 2010 restructuring	--	13,176
Write-off of goodwill and intangible assets	--	93,283
Gain on sale of discontinued operations	--	(20,500)
Gain on settlement of liability	(6,330)	(25,253)
Expense for Series A shares issued in connection with restructuring of credit intermediation agreements	--	2,842
Lease termination costs	1,093	(48,244)

(1) In 2010, includes gains on termination of two derivative contracts.

Affordable Housing Equity

Our Affordable Housing Equity segment provides equity financing to properties that benefit from the LIHTC or other financial structures (collectively “Tax Credit”) intended to promote development of affordable multifamily housing properties.  We sponsor and manage Tax Credit Fund Partnerships for institutional and retail investors who invest in affordable housing properties nationwide.  Due to the economic environment and the financial uncertainty we were facing prior to the March 2010 restructuring, we experienced little syndication activity.  During that time, our focus was on asset management and administration of our existing Tax Credit Fund Partnerships and properties, for which we had been receiving fees.  During 2010 and into 2011, corporate investors have shown a renewed interest in the LIHTC equity market.  This renewed interest combined with our March 2010 restructuring provided us with the financial stability we needed and the opportunity to become more active in pursuing new Tax Credit Fund Partnership originations.  During 2011, we raised $142.2 million of gross equity for these new Tax Credit Fund Partnerships, of which we have invested $124.6 million to date in property acquisitions.  The remaining equity raised from these originations will be invested in property acquisitions in future periods.  We will continue to actively pursue new opportunities going forward and have begun acquiring limited partnership interests in entities that own tax credit properties for inclusion in future Tax Credit Fund Partnership offerings.  We expect future Tax Credit Fund Partnership offerings to be a mix of single-investor as well as multi-investor structures.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

The Tax Credit Fund Partnerships are required to hold their investments in Tax Credit Property Partnerships until the end of their LIHTC compliance period which is generally 15 years.  In 2011 and 2010, there were a large volume of property dispositions as a result of an increase in properties reaching the end of their compliance period.  These dispositions generated significant cash proceeds resulting in the recognition of asset management fees and expense reimbursements previously deemed to be uncollectable as well as an increase in the recognition of disposition fees.  We anticipate that there will continue to be a large volume of dispositions in the coming year although there is no certainty as to the level of proceeds to be generated as a result of these dispositions.

Revenues

For a discussion of the accounting policies with respect to revenue recognition, see Note 2 to the consolidated financial statements.

(dollars in thousands)	2011	2010	% Change

Interest income:
Mortgage revenue bond interest income	$612	$718	(14.8)%
Other interest income	2,879	1,939	48.5
Fee income:
Fund sponsorship	42,406	42,597	(0.4)
Credit intermediation fees	4,372	6,404	(31.7)
Other:
Gain on sale of mortgage loans	--	1,968	(100.0)
Expense reimbursements	7,434	8,755	(15.1)
Miscellaneous	815	314	159.6

Total revenues	$58,518	$62,695	(6.7)%

Interest Income

Other Interest Income

Other interest income includes interest on voluntary loans provided to Tax Credit Fund Partnerships related to property advances, as well as, interest on Freddie Mac A-1 Certificates which were remarketed in December 2010.

Fee Income

Fee income in our Affordable Housing Equity segment includes income generated from Consolidated Partnerships which are eliminated upon consolidation.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Fund Sponsorship

(dollars in thousands)	2011	2010	% Change

Fees based on equity invested
Property acquisition fees	$2,714	$686	295.6%
Organization, offering and acquisition allowance fees	2,222	275	708.0

Fees based on management of sponsored Tax Credit Fund Partnerships
Partnership management fees	4,863	6,982	(30.3)
Asset management fees	22,447	27,478	(18.3)
Other fee income	10,160	7,176	41.6

Total fund sponsorship fee income	$42,406	$42,597	(0.4)%

Assets under management – Tax Credit Fund Partnerships	$9,285,253	$9,291,187	(0.1)%
Equity raised by Tax Credit Fund Partnerships	$142,161	$21,602	558.1%
Equity invested by Tax Credit Fund Partnerships(1)	$124,635	$24,569	407.3%

(1) Excludes warehoused properties that have not yet closed into a Tax Credit Fund Partnership.

Fees Based on Equity Invested

While we may acquire properties on an ongoing basis throughout the year, we do not recognize property acquisition fees until we place the property into a sponsored Tax Credit Fund Partnership.  Therefore, a change in timing of a Tax Credit Fund Partnership closure may impact the level of revenues we recognize in a given period.  Additionally, the type of Tax Credit Fund Partnership originated (whether for a single investor, multiple investors or one with specified rates of return) can affect the level of revenues as the fee rate for each varies.  The increase of $4.0 million for 2011 pertained to seventeen property acquisitions, whereas for 2010 there were two property acquisitions.  The increase in the number of acquisitions is directly related to the increase in equity invested of $100.1 million.

Fees Based on Management of Sponsored Tax Credit Fund Partnerships

We collect partnership management fees at the time a Tax Credit Fund Partnership closes and recognize them over the first five years of a Tax Credit Fund Partnership’s life.  Due to the expiration of the five-year service period for certain Tax Credit Fund Partnerships, these fees have decreased throughout 2010 and continued to decrease through 2011.  This decrease was partially offset due to Tax Credit Fund Partnership origination in the first quarter of 2011 for which we collect partnership management fees.

Asset management fees are collected over the life of a Tax Credit Fund Partnership and recognized as earned to the extent that the Tax Credit Fund Partnership has available cash flow.  The decrease in asset management fees through 2011 was primarily related to a reduction in the number of Tax Credit Fund Partnerships that met the payment requirements for asset management fees causing an uncertainty as to the collectability of fees for these Tax Credit Fund Partnerships.  This reduction is due to reduced levels of disposition proceeds received by the Tax Credit Fund Partnerships in 2011 as compared to the prior year.  Although we anticipate a consistent level of property dispositions to continue within the coming year, due to the volatility in the real estate market, there is uncertainty in the amount of proceeds the Tax Credit Fund Partnerships will receive and the amount of fees that will be generated.

Other fund management fee income includes administrative fees, disposition fees and credit intermediation fees.  The increase is primarily related to a larger volume of property dispositions within the Tax Credit Fund Partnerships and as a result of an increase in the disposition fees.

Credit Intermediation Fees

We collect credit intermediation fees at the time a Tax Credit Fund Partnership closes and recognize them over the fund’s life based on risk weighted periods on a straight-line basis.  As the Affordable Housing Equity segment no longer provides credit intermediation for new Tax Credit Fund Partnerships or products, this fee stream will continue to decline as the revenue recognition period ends for certain Tax Credit Fund Partnerships.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Other Revenues

Gain on sale of mortgage loans recorded in 2010 is due to a payment related to a loan previously written off.

The decrease of $1.3 million in expense reimbursements was due primarily to a decrease in the number of Tax Credit Fund Partnerships with available cash flow to pay expense reimbursements.

Expenses

Expenses for the Affordable Housing Equity segment as of December 31 were as follows:

(dollars in thousands)	2011	2010	% Change

General and administrative expenses
Salaries and benefits	$7,441	8,047	(7.5)
Other	25,786	44,369	(41.9)
Total general and administrative	33,227	52,416	(36.6)
Recovery of losses	(46,995)	(40,027)	17.4
Interest expense:
Borrowings and financings	1,587	2,912	(45.5)
Derivatives – non-cash impact	(746)	(131)	469.5
Depreciation and amortization	181	180	0.1
Loss on impairment of assets	--	347	(100.0)

Total expenses	$(12,746)	15,697	(181.2)%

Average borrowing rate	6.37%	6.45%
Average Securities Industry and Financial Markets Association (“SIFMA”) rate	0.18%	0.26%

General and Administrative

Salaries and benefits

Salaries and benefits decreased by $0.6 million during 2011 mainly due to a decrease in key personnel offset by an increase related to the recent hiring of business executives, as well as, severance paid to former employees.

Other

Assumption fees decreased by $22.7 million due to the $25.7 million in assumption fees that were recorded during 2010, resulting from the restructuring of certain credit intermediation agreements executed in 2010, as compared to $3.0 million recorded during 2011 due to a change in net assets (see further discussion in Note 31 under Affordable Housing Transactions).

Other general and administrative expenses increased by $4.1 million.  This increase is primarily attributed to an increase in acquisition expenses related to property closings.  There were seventeen property acquisitions during 2011 as compared to two property acquisitions during 2010.  The increase in the number of acquisitions is directly related to the increase in equity invested of $100.1 million.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Recovery of Losses

(dollars in thousands)	2011	2010	% Change

Affordable Housing loss reserve recovery	$(57,100)	$(50,600)	12.8%
Bad debt expense	10,105	10,573	(4.4)

Total recovery of losses	$(46,995)	$(40,027)	17.4%

Recovery of losses increased by $7.0 million reflecting:

•
A reduction in our Affordable Housing loss reserve in 2011. During 2010, we recorded a $50.6 million reduction in loss, reserves, primarily due to the March 2010 restructuring of our credit intermediation agreements, which resulted in a decrease in our estimated loss under such agreements. In 2011, as we work with parties that have an economic interest in the properties that secure mortgage revenue bonds associated with our credit intermediation agreements, we are estimating that payments we will need to make in order to complete the restructuring and reduce the principal balance of certain mortgage revenue bonds is lower than that estimated based on agreements reached in March 2010 with such counterparties.  Accordingly, we have recorded in 2011 a $57.1 million reduction in related loss reserves (see further discussion in Note 31 under Loss Reserve Relating to Yield Transactions).

•
A decrease of $0.5 million in bad debt expense primarily due to a decrease in the reserves against property advances to Tax Credit Fund Partnerships of approximately $1.9 million offset by a $1.4 million net reduction in reserves taken in the prior year relating to cash recoveries.

Interest Expense

Interest on borrowings and financings decreased by $1.3 million primarily due to the repayment of the $20.0 million CFin Holdings credit facility in June 2011, at which time, all intermediation commitments were terminated (see Note 15 to the consolidated financial statements).

Non-cash interest expense on derivatives decreased by $0.6 million primarily due to favorable changes in the fair value of our free-standing derivatives as interest rates increased.

Loss on Impairment of Assets

The loss on impairment of assets in 2010 resulted principally from the sale of an asset that was valued below cost at the time of the sale.

Other Income

Other income for the Affordable Housing Equity segment as of December 31 are as follows:

(dollars in thousands)	2011	2010	% Change

Equity and other income	$--	$220	(100.0	) %
Gain on settlement of liabilities	2,612	--	N/A
Gain from repayment or sales of investments	137	1,975	(93.1)

Total other income	$2,749	$2,195	25.2%

Gain on settlement of liabilities

The $2.6 million recorded during 2011 relates to previously accrued and capitalized interest on the CFin Holding credit facility, which was waived by the lender upon the payment of the principal amount of the facility and its termination in June 2011.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Gain from repayment or sales of investments

The $2.0 million gain in 2010 reflects the sale of two bonds.

Profitability

Profitability for the Affordable Housing Equity segment as of December 31 was as follows:

(dollars in thousands)	2011	2010	% Change

Income before other allocations	$74,013	$49,193	50.5%
Net income	60,362	21,314	183.2

The change in income before other allocations reflects the revenues and expense changes discussed above.  Incremental costs incorporated in net income include allocations to the perpetual Equity Issuer preferred shares.

Affordable Housing Debt

The Affordable Housing Debt segment is responsible for providing financing to developers and owners of affordable multifamily properties. We originate and service affordable housing multifamily loans under GSE and FHA programs. We have risk-sharing obligations on loans we originated under the Freddie Mac DUI program.  For loans that we originated under the DUI program, we are obligated to reimburse Freddie Mac for a portion of any loss that may result from borrower defaults in DUI transactions.  For such loans, our share of the standard loss will be the first 5% of the unpaid principal balance and 25% of the next 20% of the remaining unpaid principal balance to a maximum of 10% of the unpaid principal balance.  We are no longer originating loans under DUI, as this program is no longer available, and future loans with Freddie Mac, upon approval of re-entry into the TAH program, will no longer have risk-sharing.

Historically, we acquired mortgage revenue bonds that financed affordable multifamily housing projects, using our balance sheet for the initial acquisition.  In December 2007, we re-securitized a major portion of our affordable housing mortgage revenue bond portfolio with Freddie Mac, which for accounting purposes, was treated as a sale.  We retained senior Freddie Mac credit-enhanced certificates that collateralize the preferred shares of one of our subsidiaries, a high-yielding residual interest in the portfolio, and servicing rights, as part of the re-securitization transaction.  As a result of the re-securitization transaction, we earn interest income on the retained certificates, the interest income allocated to the high-yielding residual interest, and ongoing servicing fees.

In an effort to expand our affordable debt platform and accelerate our production volume, we have recruited a highly experienced FHA and affordable debt team.  We believe that expanding our affordable debt platform will also provide further expertise and diversification of our product offering which will directly benefit our LIHTC equity business.  The Affordable Housing Debt segment currently has origination personnel in New York, Atlanta, Denver, Minneapolis, and Dallas with underwriting in New York, Atlanta, Birmingham and Dallas.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Revenues

For a discussion of the accounting policies with respect to revenue recognition, see Note 2 to the consolidated financial statements.

(dollars in thousands)	2011	2010	% Change

Interest income:
Mortgage revenue bond interest income	$50,671	$49,592	2.2%
Other interest income	17,933	18,889	(5.1)
Fee income:
Application and processing fees	195	238	(18.1)
Mortgage origination fees	705	1,104	(36.1)
Mortgage servicing fees	3,825	3,171	20.6
Other:
Gain on sale of mortgage loans	1,946	1,648	18.1
Miscellaneous	147	88	67.0

Total revenues	$75,422	$74,730	0.9%

Interest Income

Mortgage Revenue Bond Interest Income

Our role as special servicer of the mortgage revenue bonds allows us to repurchase those bonds in special servicing. Accordingly, we re-recognize bonds as assets when transferring them into special servicing and de-recognize bonds when transferring them out of special servicing.  The increase of $1.1 million is primarily due to the increase in the average principal balance of mortgage revenue bonds (as shown in the table below).

The following table presents information related to our mortgage revenue bond interest income:

(dollars in thousands)	2011	2010	% Change

Average number of bonds on the balance sheet not receiving sale recognition	95	92	3.3%
Average balance (unpaid principal balance)	$843,718	$806,764	4.6
Weighted average yield	6.01%	6.15%

Other Interest Income

Other interest income includes the interest recorded on retained interests from the 2007 re-securitization transaction primarily related to the Series A-1 Freddie Mac Certificates in the amount of $7.2 million and Series B Freddie Mac Certificates in the amount of $10.4 million.  The decrease in other interest income of $1.0 million is primarily due to a $5.2 million decrease relating to the sale of $55.0 million of Series A-1 Freddie Mac certificates which occurred in December 2010.  This was offset by an increase in the effective yield of the Series B Freddie Mac certificates from 10.24% at December 31, 2010 to 45.82% at December 31, 2011 due to the increase in projected cash flows subsequent to the impairments recorded in 2010 as a result of the restructuring of certain bonds.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Fee Income

Mortgage Origination Fees

Affordable Housing Debt mortgage loan originations for the years ended December 31 are broken down as follows:

(dollars in thousands)	2011		2010	% Change

Total mortgage origination activity(1)	$93,264		$113,871	(18.1)%
Mortgages originated in prior periods and sold during the period	17,000		--
Less: mortgages originated but not yet sold(2)	(54,557)		(17,000)
Total mortgage origination activity recognized for GAAP and for which revenue is recognized	$55,707		$96,871	(42.5)%

		% of Total		% of Total
Loan Purchasers
Fannie Mae	$43,142	77.4%	$10,836	11.2%
Freddie Mac	12,565	22.6	86,035	88.8
Total	$55,707	100.0%	$96,871	100.0%

(1) Includes all mortgages funded during the period. (2) Included in Other Investments – mortgage loans held for sale.

During 2011, our mortgage origination volume recognized for generally accepted accounting principles (“GAAP”) purposes decreased by 42.5% primarily due to a decrease in Freddie Mac forward loan conversions.  During 2010, fourteen of these forwards converted in the aggregate amount of $86.0 million as compared to one conversion in 2011 in the amount of $12.6 million.

We have increased our origination volume of Fannie Mae product during 2011, partially offsetting the decreases in the forward loan conversions year over year.  During 2011, we originated thirteen loans in the aggregate amount of $43.1 million as compared to five loan originations in the aggregate amount of $10.8 million in 2010.  We have achieved this by increasing our origination capabilities in the affordable housing debt space.  All of the Freddie Mac forward loan conversions have occurred as of December 31, 2011 and looking ahead, we have several affordable housing debt origination and underwriting teams in place to help us achieve future origination goals.

Overall, mortgage origination revenue decreased proportionally to mortgage originations.

Mortgage Servicing Fees

Mortgage servicing fees increased due to an increase in the Affordable Housing Debt loan servicing portfolio towards the end of 2010 and into 2011.  These increases can be attributed to a large amount of forward loan conversions occurring in the second half of 2010 and an increase in new originations towards the end of 2011, creating a larger portfolio balance towards the end of the year and an increase in servicing fee revenue for the 2011 period when compared to 2010.  Originations made in 2011 were adequate to offset loan payoffs and maturities in the portfolio.

(dollars in thousands)	2011	2010	% Change

Primary servicing portfolio	$530,199	$483,742	9.6%

Gain on Sale of Mortgage Loans

Overall, we experienced an increase in gain on sales of loans due to an increase in the premiums earned on loan sales to GSEs, partially offset by a decrease in the value of mortgage servicing rights (“MSR”) retained on each loan.  Premium revenue has increased as a result of increases in Fannie Mae origination volume.  No premium revenue was earned on the Freddie Mac forward loan conversions.  We recorded $1.2 million of revenue resulting from the valuation of MSRs in 2011 as compared to $1.5 million in 2010 primarily as the result of an overall decrease in origination volume.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Expenses

Expenses for the Affordable Housing Debt segment as of December 31 were as follows:

(dollars in thousands)	2011	2010	% Change

General and administrative expenses
Salaries and benefits	$1,769	325	444.3%
Other	8,706	8,482	2.6
Total general and administrative	10,475	8,807	18.9
Provision for risk sharing obligations	238	1,349	(82.4)
Interest expense:
Borrowings and financings	47,356	45,308	4.5
Derivatives – non-cash impact	9,906	866	N/M
Preferred shares of subsidiary	3,840	8,825	(56.5)
Depreciation and amortization	1,458	2,269	(35.7)
Loss on impairment of assets	--	75,540	(100.0)

Total expenses	$73,273	142,964	(48.7)%

Average borrowing rate	6.37%	6.45%
Average Securities Industry and Financial Markets Association (“SIFMA”) rate	0.18%	0.26%
N/M – Not Meaningful.

General and Administrative

General and administrative expense increased by $1.7 million, primarily due to an increase in salaries and benefits, as the number of employees in this business segment increased during 2011.  This is due to our initiative to expand our Affordable Housing Debt platform and accelerate our production volume by hiring teams of originators and underwriters in certain geographical locations nationwide.

Provision for risk sharing obligations

Provision for risk-sharing obligations reflects our estimated portion of losses on DUI loans in our loss sharing program with Freddie Mac (see Note 31 to the consolidated financial statements).  During 2010, we recorded an additional provision for risk-sharing obligations of $1.4 million, due to anticipated losses on loans in the DUI portfolio resulting from deterioration in the underlying property performance.  Property performance on loans in our risk-sharing program with Freddie Mac has declined slightly in 2011, resulting in an increase in the provision for risk-sharing obligations of $0.2 million.

Interest Expense

Interest expense represents direct financing costs, including on-balance sheet securitizations of mortgage revenue bonds and distributions on preferred shares of Equity Issuer.

The primary drivers of the change in interest expense were:

•
A $2.0 million increase in borrowings and financings due to an increase in the outstanding secured financing weighted average principal balance from $617.1 million at December 31, 2010 to $639.5 million at December 31, 2011.

•	A $6.9 million increase in non-cash interest expense on derivatives primarily due to unfavorable changes in the fair value of our free-standing derivatives as interest rates decreased.

•
A $2.1 million increase in non-cash interest expense on derivatives primarily due to gains on terminations of developer swaps in 2010 while there were no developer swaps terminated during 2011.  As of December 31, 2011, we are party to 17 interest rate swap agreements with the developers of properties underlying certain mortgage revenue bonds we previously owned.  We are also a party to an interest rate swap whereby we pay a variable interest rate (based on the SIFMA index) and receive a fixed interest rate from a third party.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•
A $5.0 million decrease pertaining to interest on preferred shares of subsidiary is primarily a result of the sale of certain Series A-1 Freddie Mac Certificates in December 2010 which resulted in the redemption of the related preferred shares.  We experienced a comparable decrease in revenues related to the Series A-1 Freddie Mac Certificates.

Depreciation and Amortization

Depreciation and amortization expenses decreased by $0.8 million, primarily due to the redemption of Preferred Shares Series B and B-1 of our subsidiary in December 2010 which reduced the average monthly amortization of the deferred origination costs.  The deferred origination costs are being amortized over the term of the preferred shares.

Loss on Impairment of Assets

Due to our expectation at the time of an increased severity of credit losses in the mortgage revenue bonds underlying our investment in the Series B Freddie Mac Certificates, as well as agreements reached with Merrill Lynch and Natixis regarding our credit intermediation agreements (see Note 31), we reduced the projected cash flows we will receive over the life of the investment and recorded an impairment of $78.0 million in 2010.  We recognized a recovery of previously recognized reserve of $2.5 million (primarily in the first half of 2010) as a result of cash received from escrow releases (due to construction completion and/or stabilization of the underlying properties).

Other Income

Other income for the Affordable Housing Debt segment as of December 31 is as follows:

(dollars in thousands)	2011	2010	% Change

Gain from repayment or sales of investments	$1,320	$2,095	(37.0	) %

Total other income	$1,320	$2,095	(37.0	) %

Profitability

Profitability for the Affordable Housing Debt segment as of December 31 was as follows:

(dollars in thousands)	2011	2010	% Change

Income (loss) before other allocations	$3,469	$(66,139)	(105.2)%
Net loss	(10,501)	(97,644)	(89.2)

The change in income (loss) before other allocations reflects the revenues and expense changes discussed above.  Incremental costs incorporated in net loss include allocations to the perpetual Equity Issuer preferred shares.

Mortgage Banking

The primary business function of the Mortgage Banking segment is to underwrite, originate, and service conventional multifamily loans under GSE, Ginnie Mae and FHA programs.  Originated loans are pre-sold to GSEs and in many cases, are used as collateral for mortgage-backed securities issued and guaranteed by the GSE and traded in the open market.  We earn origination fees and trading-premium revenues.  We also recognize MSR revenues on loans we originate as in most cases we retain the servicing rights.  Trading premiums and MSR values are recorded as gains on sale of mortgage loans on our Consolidated Statements of Operations.  During 2011, we experienced an increase in origination volume as compared to 2010 primarily due to the increase in our origination capabilities that includes the growth of our small loan business and the increase in our loan origination teams located in offices nationwide.  During 2011, we opened new offices in Boston and Chicago and added small loan production representatives in Dallas and San Francisco.  As a result, origination fees, trading-premium revenues and MSR revenues increased during 2011.

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

We have risk-sharing obligations on most loans we originate under the Fannie Mae DUS program.  For a majority of loans originated under the DUS program, we absorb the first 5% of any losses on the unpaid principal balance of a loan if a default occurs; above 5% we share a percentage of the loss with Fannie Mae, with our maximum loss capped at 20% of the unpaid principal balance of a loan.

Our servicing fees for risk-sharing loans include compensation for the risk-sharing obligations and are larger than the servicing fees we receive for loans with no risk-sharing obligations.  We receive a lower servicing fee for loans with modified risk-sharing than for loans with full risk-sharing.  While our origination volume increased significantly in 2011, our servicing portfolio only increased slightly due to the increases in originations occurring at the same rate that loan maturities and payoffs occurred.  However, because our risk-sharing product and the rate of related servicing fees have increased in recent years, we have experienced a larger increase in our overall servicing fees in 2011.

Revenues

For a description of our revenue recognition policies, see Note 2 to the consolidated financial statements.

(dollars in thousands)	2011	2010	% Change

Interest income	$4,727	$2,996	57.8%
Fee income:
Mortgage origination fees	5,453	3,234	68.6
Mortgage servicing fees	20,315	19,204	5.8
Other fee income	738	621	18.8
Other:
Gain on sale of mortgage loans	29,506	24,346	21.2
Prepayment penalties	714	547	30.5
Other revenues	698	573	21.8

Total revenues	$62,151	$51,521	20.6%

Interest Income

The increase in interest income is primarily due to an increase in the interest earned on loans while being financed on the warehouse line.  Although average interest rates on multifamily mortgage loans are lower in 2011 as compared to 2010, interest income earned increased due to the increase in origination volume achieved during 2011 and the resulting increase in the average balance of loans warehoused.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Fee Income

Mortgage Origination Fees

Mortgage originations for the years ended December 31 are as follows:

(dollars in thousands)	2011		2010	% Change

Total mortgage origination activity(1)	$1,316,353		$798,175	64.9%
Mortgages originated in prior periods and sold during the period	58,460		28,520
Less: mortgages originated but not yet sold(2)	(134,727)		(58,460)
Total mortgage origination activity recognized for GAAP and for which revenue is recognized	$1,240,086		$768,235	61.4%

		% of Total		% of Total
Loan Purchasers
Fannie Mae	$740,783	59.7%	$537,274	69.9%
Freddie Mac	482,295	38.9	145,010	18.9
Other(3)	17,008	1.4	85,951	11.2

Total	$1,240,086	100.0%	$768,235	100.0%

(1)   Includes all mortgages funded during the period.
(2)   Included in Other Investments – mortgage loans held for sale.
(3)   During 2011 and 2010, $17.0 and $70.3 million of these originations, respectively, were closed in the name of an unaffiliated party.  We received origination fees for these loans but have not retained mortgage servicing rights.

Our mortgage origination volume recognized for GAAP purposes increased by 61.4% primarily due to an increase in our origination capabilities.  The increase in our origination capabilities includes our small loans initiative, which began in the fourth quarter of 2009, to underwrite and originate smaller loans under our Fannie Mae DUS program.  The small loan division increased originations by 30.0% in 2011.  In October 2011, we closed a $328.7 million Freddie Mac Capital Markets Execution Financing which earned $1.6 million in origination fees.  This increased our Freddie Mac loan production significantly and increased our servicing portfolio by approximately 3.9%.

Mortgage origination fees increased proportionally to mortgage originations in 2011 and 2010.

Mortgage Servicing Fees

As previously noted, mortgage servicing fees are a significant source of revenue for us.  Our portfolio of loans has increased slightly due to increases in originations occurring at the same rate that loan maturities, payoffs and refinancing occurred.  While it has been, and will continue to be, a priority of ours to retain maturing loans and refinances in our portfolio, we are experiencing an increase in competition from lenders that had not been active in prior periods, such as banks and life insurance companies.  During the next twenty-four months, 188 loans with an outstanding principal balance of $1.0 billion (which represents 12.2% of the servicing portfolio) are due to mature.

Our portfolio balances at December 31 were as follows:

(dollars in thousands)	2011	2010	% Change

Primary servicing portfolio	$8,398,741	$8,340,582	0.7%

The portfolio has increased slightly over the past year; however, due to the nature of more recent originations, we have experienced a greater increase in servicing fees earned from the portfolio.  We currently earn higher servicing fees because we are originating more shared-risk product than in the past.  Loans that are currently being paid off are those with lower servicing fee rates, resulting in a higher weighted-average servicing fee being earned on the portfolio.  Weighted-average servicing rates increased from 23.2 basis points at December 31, 2010 to 25.0 basis points at December 31, 2011.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Gain on Sale of Mortgage Loans

We experienced an increase in gain on sales of loans in 2011 due to the value of MSRs retained on each loan.  We recorded $17.7 million of revenue resulting from the valuation of MSRs in 2011 as compared to $13.7 million in 2010 primarily as the result of an overall increase in origination volume.  Premium revenue has also increased as a result of origination volume increases.

Expenses

Interest expense in the Mortgage Banking segment represents direct financing costs, including asset-backed warehouse lines (used for mortgage loans we originate).  Other major expenses include amortization of MSRs, salaries and other costs of employees working directly in this business.

(dollars in thousands)	2011	2010	% Change

General and administrative expenses
Salaries and benefits	$13,441	10,495	28.1%
Other	11,052	8,145	35.7
Total general and administrative	24,493	18,640	31.4
(Recovery) provision for risk sharing obligations	(7,048)	8,653	(181.5)
Interest	2,468	961	156.8
Depreciation and amortization	12,067	10,666	13.1

Total expenses	$31,980	$38,920	(17.8	) %

General and Administrative

General and administrative expense increased by $5.9 million, primarily due to a $3.0 million increase in salaries and benefit related costs of our Mortgage Banking segment, as the number of employees increased by 16 during 2011.  This is due to the initiatives made throughout 2010 and 2011 to increase origination activity by adding origination teams in certain geographical locations nationwide, as well as continued growth in the team supporting our small loan group.  We also experienced an increase of $0.8 million in broker fees and recruiting costs and $1.3 million in loan referral fees in 2011, directly related to the increased volume of mortgage loan originations.  The majority of the remaining variance of $0.8 million is attributed to an increase in subservicing expenses due to the increased originations and the establishment of a servicing group in March 2010 to provide special servicing to certain of our assets.

(Recovery) Provision for Risk-Sharing Obligations

Provision for risk-sharing obligations reflects our estimated portion of losses on DUS loans in our loss sharing program with Fannie Mae (see Note 31 to the consolidated financial statements).  During 2010, we recorded an additional provision for risk-sharing obligations of $8.6 million due to anticipated losses on loans in the DUS portfolio resulting from deterioration in the underlying property performance.  As a result of payoffs and improved property performance on loans in our risk-sharing program with Fannie Mae in the past year, we have reduced our provision for risk-sharing obligations by $7.0 million.

Profitability

Profitability for the Mortgage Banking segment as of December 31 was as follows:

(dollars in thousands)	2011	2010	% Change

Income before other allocations	$30,171	$12,601	139.4%
Net income (loss)	19,904	(18,369)	(208.4)

The change in income before other allocations reflects the revenues and expense changes discussed above.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Asset Management

The Asset Management segment is responsible for the active management of multifamily real estate assets owned by our Affordable Housing Equity Tax Credit Fund Partnerships.  We report on fund performance, manage construction risk during the construction process, actively manage specially serviced assets, including assets where an affiliate of ours has taken over the general partner (“GP”) interest, assets that have gone into default or are in workout, or assets that have been foreclosed on and maximize the value of each asset up to the disposition of assets at the end of the fund’s life.  For these services the Asset Management segment receives agreed upon fees from the Affordable Housing Equity segment.

The Asset Management segment manages construction risk during the construction process and actively manages specially serviced assets for Affordable Housing Debt loans.

We have made significant progress in upgrading and restructuring the Asset Management platform to enhance its reporting and management capabilities by (i) recruiting highly skilled real estate professionals who have significant experience in real estate investment management, (ii) beginning a program of regionalization to place our professionals closer to the assets and developer partners, enhancing the ability to manage, mitigate and solve issues that may occur with assets under management, and (iii) instituting a more extensive series of site and sponsor visits which has enhanced our relationship with developer partners, facilitating greater transparency, information sharing and shared problem solving when issues occur.

Revenues

For a description of our revenue recognition policies, see Note 2 to the consolidated financial statements.

(dollars in thousands)	2011	2010	% Change

Asset management fees	$23,448	$23,645	(0.8)%
Other revenues	340	5	N/M

Total revenues	$23,788	$23,650	0.6%
N/M – Not meaningful.

Asset Management Fees

Asset management fees are based on the number of properties that are being managed.  While we invested $142.2 million in new property acquisitions during 2011, we also had an increase in volume of dispositions, resulting in the number of assets and resulting asset management fees staying consistent period over period.

Expenses

(dollars in thousands)	2011	2010	% Change

General and administrative expenses
Salaries and benefits	$8,304	6,252	32.8%
Other	2,022	1,748	15.7
Total general and administrative	10,326	8,000	29.1
Depreciation and amortization	480	296	62.2

Total expenses	$10,806	$8,296	30.3%

General and Administrative

Salaries and benefits

Salaries and benefits increased by $2.1 million primarily as a result of the upgrading and restructuring initiatives described above.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Profitability

Profitability for the Asset Management segment as of December 31 was as follows:

(dollars in thousands)	2011	2010	% Change

Income before other allocations	$12,982	$15,354	(15.4	) %
Net income ( loss)	374	(16,905)	(102.2)

The change in income before other allocations reflects the revenue and expense changes discussed above.

Corporate

Expenses in our Corporate segment include central business functions such as executive, finance and accounting, treasury, marketing and investor relations, operations and risk management, and legal, as well as costs related to general corporate debt.  Because we consider all acquisition-related intangible assets to be Corporate segment assets, the related amortization and write-offs are also included in this segment.

(dollars in thousands)	2011	2010	% Change

General and administrative expenses:
Salaries and benefits	$16,161	$20,346	(20.6	) %
Other	24,890	45,751	(45.6)
Total general and administrative	41,051	66,097	(37.9)
Provision (recovery) for losses	1,093	(48,244)	(102.3)
Interest expense:
Borrowings and financings	5,326	7,675	(30.6)
Depreciation and amortization	1,614	9,860	(83.6)
Write-off of goodwill and intangible assets	--	93,283	(100.0)

Total expenses	$49,084	$128,671	(61.9	) %

General and Administrative:

Salaries and benefits

Contributing to the decrease in salaries and benefits was a reduction in the Corporate segment employee base from an average of 103 employees during 2010 to an average of 88 employees during 2011, resulting in a $3.4 million decrease in salaries, payroll taxes and other employees benefits.  Lower stock based compensation expense, a result of full vesting of restricted shares during 2010 and no new employee grants issued during 2010 and 2011, contributed to an additional $0.8 million decrease.

Other

Other general and administrative expenses decreased by $20.9 million due to:

•	a $14.6 million decrease in professional fees including audit, legal and consulting as well as other charges recorded in 2010 related to the March 2010 restructuring of the Company;

•
a $2.8 million decrease relating to expenses recorded in 2010 on the issuance of Special Series A Shares to Natixis as part of the restructuring of certain intermediation agreements (see Note 31 to the consolidated financial statements);

•	a $2.3 million decrease for advisory services fees and procedures review payments made to Island Capital (see Note 29 to the consolidated financial statements); and

•	a $1.2 million decrease in office expenses and computer expenses due to a general effort to reduce expenses, and the reduction of office space subsequent to the March 2010 restructuring.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Provision (Recovery) for Losses

Provision for losses of $1.1 million recorded in 2011 reflects the lease termination expenses recorded during the third quarter in connection with the Surrender Agreement and the cease use of a portion of the space at 625 Madison Avenue.  Recovery for losses of $48.0 million in 2010 reflects a settlement in the first quarter of 2010 of a liability for lease obligations for two office spaces no longer in use, resulting in a reversal of previously expensed lease termination costs.

Interest Expense

Interest expense decreased by $2.3 million mainly due to the following:

•	a $1.6 million decrease due to reduced principal balances and declining interest rates on our Term Loan and Revolving Credit Facility; and

•
a $0.7 million decrease in other interest expense primarily the result of settling a transaction-cost payable with Morgan Stanley in 2010, which resulted in additional interest expense recorded at the time of settlement.

Depreciation and Amortization

Depreciation and amortization expense decreased by $8.2 million mainly due to the following:

•	a $7.1 million decrease related to certain intangible assets that were fully amortized in 2010; and

•
a $0.7 million decrease related to a reduction in amortization expense on the deferred financing costs related to the revolver loan extension that was fully amortized as part of the March 2010 restructuring.

Write-off of Goodwill

As more fully described in Note 11 to the consolidated financial statements, as a result of our annual testing of goodwill for impairment, we recorded goodwill impairments of $93.3 million in 2010 relating to CAHA.  As of December 31, 2010, goodwill associated with our acquisition of CAHA has been fully impaired.

Other Income

(dollars in thousands)	2011	2010	% Change

Gain on settlement of liabilities	$6,330	$25,253	(74.9	) %

In 2010, we settled the liability for certain transaction costs payable in connection with the December 2007 re-securitization, resulting in a $23.3 million gain on settlement of liabilities, as well as another liability with a vendor associated with the office space related to one of the lease terminations, resulting in an additional $2.0 million gain on settlement of liabilities.  In 2011, the gain on settlement of liabilities is a result of the redemption of Convertible CRA Shares for cash.  The cash payments were less than the carrying value of the convertible shares resulting in a $6.3 million gain on settlement of such liabilities (see Note 19 to the consolidated financial statements).

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

A summary of the impact the Tax Credit Fund Partnerships and Tax Credit Property Partnerships have on our Consolidated Statements of Operations is as follows:

(in thousands)	2011	2010

Revenues	$105,307	$112,173
Interest expense	(49,800)	(47,835)
Other expenses	(327,164)	(299,897)
Other loss	(295,843)	(368,481)
Allocations to limited partners	567,489	604,027

Net impact	$(11)	$(13)

The following table summarizes the number of Consolidated Partnerships at December 31:

	2011	2010

Tax Credit Fund Partnerships	141	140
Tax Credit Property Partnerships	105	116

Our Affordable Housing Equity segment earns fees from the Tax Credit Fund Partnerships, and our Affordable Housing Debt segment earns interest on mortgage revenue bonds for which Tax Credit Property Partnerships are the obligors.  The Tax Credit Fund Partnerships are tax credit equity investment funds we sponsor and manage.  The Tax Credit Property Partnerships are partnerships for which we have assumed the role of general partner of the property-owning partnership.

Our revenue from Consolidated Partnerships is from assets held in funds that we manage as well as rental income from properties in partnerships we consolidate.  The reduction in revenues is primarily due to the reduction in the number of Tax Credit Property Partnerships.  Interest expense is from borrowings to bridge timing differences between when funds deploy capital and when subscribed investments are received for Tax Credit Fund Partnerships (“Bridge Loans”), as well as mortgages and notes held at the Tax Credit Property Partnerships.  The increase in interest expense is due to an increase in the outstanding principal balance of loans from Tax Credit Property Partnerships.

Other expenses represent an increase of $60.7 million in loss on impairment of assets, which was offset by the decrease of $24.8 million in other expenses as well as $6.7 million decrease in asset management fees and $1.9 million decrease in property operating expenses and general and administrative expenses.

Other losses principally represent the equity losses that Tax Credit Fund Partnerships recognize in connection with their investments in non-consolidated Tax Credit Property Partnerships.  The decrease in losses during 2011 primarily resulted from a reduction of $40.4 million related to suspended losses for Tax Credit Fund Partnerships whose investment balances in certain Tax Credit Property Partnerships have reached zero, a reduction of approximately $8.6 million of losses due to properties being sold or foreclosed during 2011 and an increase of $13.5 million in recognized gains, net of losses on the sale of property investments during 2011, offset by an increase of $14.8 million in expenses recognized by certain Tax Credit Property Partnerships pertaining to the change in value of their interest rate swaps.

As third-party investors hold substantially all of the equity interests in most of these entities, we allocate results of operations of these partnerships to third-party investors except for the amounts shown in the table above, which represent our nominal ownership.  Net impact represents the equity loss we earn on our co-investments that is included in our net income (loss).

Expense Allocation

As previously indicated, the Company made a decision in 2011 to allocate certain corporate overhead expenses to the Affordable Housing Equity, Affordable Housing Debt, Mortgage Banking and Asset Management segments.  Corporate expense allocations are presented separately from the direct results of each segment.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Eliminations and Adjustments

Transactions between business segments are accounted for as third-party arrangements for the purposes of presenting business segment results of operations.  Inter-segment eliminations include fee income and expense reimbursement for fund management activities that are recorded in our Affordable Housing Equity segment and earned from Consolidated Partnerships; Asset Management fees that are recorded in our Asset Management segment and earned from Affordable Housing Equity; interest on mortgage revenue bonds that are not reflected as sold in Affordable Housing Equity and for which Tax Credit Property Partnerships within Consolidated Partnerships are the obligors; interest charges on outstanding intercompany balances; overhead and other operational charges between segments; and prior to March 2010, subservicing charges.

Income Taxes

The following table details the taxable and non-taxable components of our reported loss for the years ended:

(dollars in thousands)	2011	% of Revenues	2010	% of Revenues	% Change

Within continuing operations: Gain subject to tax	$63,081	27.6%	$33,135	15.1%	90.4%
Loss not subject to tax	$(551,744)	(241.1)%	$(726,462)	(331.5)%	(24.1)%

Loss before income taxes	$(488,663)	(213.5)%	$(693,327)	(316.3)%	(29.5)%

Income tax benefit (provision)	$564	(0.2)%	$(610)	(0.3)%	(192.5)%

Effective tax rate – consolidated basis	(0.12)%		0.09%

Effective tax rate for corporate subsidiaries subject to tax	0.89%		(1.84)%

Within discontinued operations: Income subject to tax	$253		$7,832	N/M
Income not subject to tax	$--		$153,977	N/M

Income before income taxes	$253		$161,809	N/M

Income tax provision	$--		$(531)	N/M

Effective tax rate – consolidated basis	--%		0.33%

Effective tax rate for corporate subsidiaries subject to tax	--%		6.78%

N/M – Not meaningful.

Some of our pre-tax income is derived from our tax-exempt investments included in our Affordable Housing Equity segment, which until July 31, 2011 were held within flow-through entities. In October 2011, the parent trust filed the Election with the IRS to become taxable as a corporation in order to achieve tax reporting efficiencies and administrative cost reductions.  Previously, the parent trust was treated as a pass-through entity and all items of income and deductions flowed through to its investors.  This change in tax status resulted in the parent trust becoming subject to entity-level taxes retrospectively effective July 31, 2011.  On February 6, 2012, the Company provided investors a final schedule K-1 for the tax period beginning January 1, 2011 and ending July 30, 2011.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

On August 1, 2011 CHC filed an amended 2009 tax return resulting in the restoration of approximately $61.5 million of net operating loss carryforward and approximately $229.1 million of capital loss carryforward.  This permitted a carryover (and stepped up) basis in the stock of Centerline REIT, LLC (“REIT”).  With the filing of the Company’s 2010 tax return, this stepped up basis was recognized as a capital loss on the liquidation of REIT, and was utilized to offset the capital gain on the sale of a subsidiary as part of the March 2010 restructuring.  The recognition and utilization of the capital loss allowed us to restore our net operating losses.  Following the filing, our federal net operating loss carryforward is approximately $204.0 million, our capital loss carryforward is approximately $165.9 million and our state and local net operating loss carryforward is approximately $203.0 million.  Net operating losses can be carried forward and offset taxable income for 20 years and expire in 2027 through 2030.  Our capital losses can offset capital gains for 5 years and expires in 2015.

Management has determined that, in light of projected taxable losses for the foreseeable future, any benefit from current losses and deferred tax assets likely will not be realized; hence, a full valuation allowance has been recorded.  Therefore, the above restoration of net operating loss carryforward does not have an impact on our Consolidated Statements of Operations or our Consolidated Balance Sheets.

For further information with respect to income taxes, see Note 26 to the consolidated financial statements.

Loss Attributable to Non-controlling Interests

Loss attributable to non-controlling interests, net of tax, was as follows:

(dollars in thousands)	2011	2010	% Change

Within continued operations: Limited partners interests in consolidated partnerships	$567,489	$604,027	(6.0)%
Preferred shares of a subsidiary (not subject to mandatory repurchase)	(6,225)	(6,225)	--
SCUs	--	(1,075)	(100.0)
SCIs	--	(9)	(100.0)
Other	(5,534)	1,034	(635.2)

Total for continued operations	$555,730	$597,752	(7.0)%

Within discontinued operations: Limited partners interests in consolidated partnerships	$--	$(90,649)	(100.0)%
Other	--	731	(100.0)

Total for discontinued operations	$--	$(89,918)	(100.0)%

Total net loss attributable to non-controlling interests	$555,730	$507,834	9.4%

Limited Partners Interests in Consolidated Partnerships

Non-controlling interests in Consolidated Partnerships represents the equity balances of third-party investors in the Tax Credit Fund Partnerships and Tax Credit Property Partnerships (within continued operations) and in 2010 the commercial mortgage-backed securities (“CMBS”) and High-Yield Debt Fund Partnerships (within discontinued operations).  During 2011, we gained control over the general partnership interest of seven Tax Credit Property Partnerships, which we consolidated accordingly.

Special Common Units (“SCUs”)

In connection with our acquisition of Centerline Affordable Housing Advisors, LLC (“CAHA”), our subsidiary issued membership interests in the form of 16.1 million SCUs, of which 11.9 million remained outstanding as of December 31, 2011. SCU holders are entitled to distributions at the same time as, and only if, we pay distributions on our Common Shares.

In March 2010, we issued a total of 19.3 million Special Series A Shares (see Note 3 to the consolidated financial statements for additional information), resulting in a dilution of the voting rights attributable to SCU holders.  Subsequent to March 2010, we no longer deem the SCU holders to possess significant influence, and we no longer allocate income to SCU holders.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Inflation

Inflation did not have a material effect on our results of operations for the periods presented.

SECTION 3 – FINANCIAL CONDITION

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

Our primary short term business needs include payment of compensation and general business expenses, facilitating debt and equity originations, fund management and asset management activities, and funding commitments and contractual payment obligations including debt amortization.  We fund these short-term business needs primarily with cash provided by operations, revolving credit facilities and asset-backed warehouse credit facilities.  Our long term liquidity needs include capital needed for potential strategic acquisitions or the development of new businesses, increased financing capacity to meet growth in our businesses, and the repayment of long-term debt.  Our primary sources of capital to meet long-term liquidity needs include cash provided by operations, term loan and revolver debt.  We are unable to project with certainty whether our long term cash flow from operations will be sufficient to repay our long-term debt when it comes due.  If this cash flow is insufficient, then we may need to refinance such debt or otherwise amend its terms to extend the maturity dates.  We cannot make any assurances that such refinancing or amendments would be available at attractive terms, if at all.  Recent economic events have limited our sources of liquidity in two key areas:

•	the low price of our Common Shares has made obtaining equity capital through equity offerings extremely difficult and uneconomical for us; and

•	the lower level of debt financing available in the marketplace.

We are seeing a renewed interest from corporate investors in the LIHTC equity market.  In 2011, we raised $142.2 million of gross equity in new Affordable Housing Equity Tax Credit Fund Partnerships and continue to actively pursue new opportunities that will generate additional liquidity in the form of fee income for us.  With the closing of the new Tax Credit Fund Partnerships, we received $7.6 million in fees, which improved our cash flow and liquidity.

The mortgage loans originated in our Mortgage Banking and Affordable Housing Debt segments are closed in our name using cash borrowed from warehousing and repurchase lenders and sold within one week to three months following the loan closing to the GSEs or to the market as MBS guaranteed by Fannie Mae or Ginnie Mae and are backed by loans that we originate and are generally AAA rated securities.  We use the cash received from the sale to repay the warehouse borrowings.  During the fourth quarter of 2011, in order to provide us with additional resources for warehousing of mortgage loans with Freddie Mac and Fannie Mae, we entered into a $50.0 million committed warehouse facility in addition to the existing committed and uncommitted warehouse facilities and the Multifamily ASAP Facility.  At December 31, 2011 we had an aggregate outstanding balance of $185.7 million on our warehouse facilities with an average interest rate of 2.49%.

On November 2, 2010, Fannie Mae issued changes to the DUS Capital Standards that became effective January 1, 2011.  Among other provisions, the revised DUS Capital Standards raised the Restricted Liquidity Requirement by 25 basis points on Tier 2 mortgage loans and are being phased-in quarterly through the first quarter of 2014.  The implementation of the revised DUS Capital Standards by the Company through the first quarter of 2014 would increase the collateral required for our existing DUS portfolio by approximately $8.3 million assuming the full 25 basis point increase in the collateral requirement was applied to our current portfolio balance.  During the year ended December 31, 2011, the collateral required for our DUS portfolio increased by $1.3 million.  As of December 31, 2011, we are in compliance with the collateral requirement.

As of December 31, 2011, we had 320,291 Convertible CRA Shares outstanding.  As we had not repurchased these Convertible CRA Shares as of January 1, 2012, the holders of the Convertible CRA Shares have the option to require us to purchase the Convertible CRA Shares for the original gross issuance price per share (plus accumulated and unpaid distributions), which totaled approximately $6.0 million as of December 31, 2011.  Pursuant to the terms of the Credit Agreement, we are restricted from meeting this requirement.  A holder (the “Convertible CRA Shareholder”) of 214,247 Convertible CRA Shares (the “Option Shares”) exercised their option to require us to purchase the Option Shares for an aggregate purchase price of approximately $4.0 million on January 4, 2012.  Under the terms of the option agreement, we were required to purchase the Option Shares by January 10, 2012.  Due to the terms of the Credit Agreement that restrict our ability to repurchase the Option Shares, we are currently in discussions with the Convertible CRA Shareholder in an effort to settle this obligation for an amount significantly less than $4.0 million.  We are also in discussions with the other remaining holder of Convertible CRA Shares to explore various ways to mitigate the above-referenced repurchase risk with respect to that holder.  Due to our contractual obligations to certain former holders of our Convertible CRA Shares (the “Former CRA Holders”), the settlement of our obligations to the current holders of Convertible CRA Shares may trigger payments to the Former CRA Holders that agreed to the redemption of their Convertible CRA Shares on terms less favorable than those that are provided to the current holders of Convertible CRA Shares.  We anticipate the settlement of all of our obligations to the current holders of our Convertible CRA Shares and the Former CRA Holders would result in payments totaling less than $6.0 million.  However, we cannot provide assurance that we will be able to reach any settlement with the current holders of our Convertible CRA Shares or the Former CRA Holders.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

In June 2011, CFin Holdings repaid, using its own cash, $20.0 million in principal amount of the CFin Holdings Credit Agreement.  At that time the credit facility commitments were terminated and accrued and capitalized interest of $2.6 million was waived, resulting in a gain on settlement of liabilities in the amount of $2.6 million for the year ended December 31, 2011.

In an effort to lower our overhead expenses and improve our cash flow from operations, in August 2011 we entered into the Surrender Agreement relating to our previous headquarters located at 625 Madison Avenue in New York.  We simultaneously entered into the 100 Church Street Lease, which effective February 2012 is used as our New York headquarters.  Except for the space that we are subletting, we ceased use of the space at 625 Madison Avenue in February 2012.

In connection with the Surrender Agreement, we anticipate a total cash savings of approximately $11 million through December 2017, which is when our original lease for space at 625 Madison Avenue would have expired. This savings includes base rent savings, lower operating costs for the new space and municipal tax incentives, net of estimated moving costs, brokerage fees, capital improvements, and other surrender costs.

We continue to actively pursue strategies to maintain and improve our cash flow from operations, including:

•	increasing revenues through increased volume of mortgage originations, fund originations, and growth of assets under management;

•	instituting measures to reduce general and administrative expenses;

•	continuing to sell and/or monetize investments that do not meet our long-term investment criteria;

•	reducing our risk of loss by continuing to improve our Asset Management infrastructure;

•	increasing access to asset-backed warehouse facilities;

•	improving collection of Tax Credit Fund Partnership fees through improved monitoring and asset disposition; and

•	restructuring and execution of agreements to increase cash flow from our Freddie Mac B Certificates.

Notwithstanding current market conditions, management believes cash flows from operations, amounts available to be borrowed under our Revolving Credit Facility, and capacity available under our warehouse facilities are sufficient to meet our current liquidity needs.

Cash Flows

(in thousands)	2011	2010

Cash flow (used in) provided by operating activities	$(99,326)	$(66,685)
Cash flow (used in) provided by investing activities	(10,243)	119,327
Cash flow provided by (used in) financing activities	85,945	(28,754)
Net change in cash	$(23,624)	$23,888

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Operating Activities

Operating cash flows include the warehousing of mortgage loans that we originate and sell to Fannie Mae and Freddie Mac, each of which has an associated sale commitment that allows us to recoup the full amount expended. Excluding these amounts from both years, operating cash flows were $14.2 million in 2011 as compared to $(19.8) million in 2010.  The increase in operating cash flows was driven in large part by one-time costs related to the March 2010 restructuring, including professional services fees and cash payments that were made by the Company in 2010 to settle certain unsecured liabilities.  In addition, operating cash flow in 2011 was higher due to the $7.6 million that we collected during 2011 upon closing of the LIHTC funds and by more focused cash management and cost reduction initiatives.

Investing Activities

Investing cash flows for 2011 were lower than in 2010.  The decrease was driven in large part by the following proceeds received in 2010:  $75.5 million from the sale and repayment of available-for-sale securities, $6.0 million from the sale and repayment of mortgage loans held for investment, and $37.8 million from the sale of our Portfolio Management segment and the portions of the Commercial Real Estate segment that were not affiliated with loan originations.  There was also a $7.0 million decrease in restricted cash, escrow and other cash collateral in 2010 compared to a $3.0 million increase during 2011.  The use of cash for investing activities in 2011 is primarily attributable to the $3.1 million advances to partnerships, net of collection of advances, the $3.0 million increase in restricted cash, escrow and other cash collateral and $3.7 million in acquisition of furniture, fixtures and leasehold improvements relating to the move of our New York headquarters to its new location.

Financing Activities

The level of financing inflows and outflows varies with the level of mortgage originations and also impacts operating cash flows as described above.  We finance originations with warehouse lines that are repaid as the loans are sold.  Excluding the financing of mortgage loan originations discussed in Operating Activities above, financing cash flows in 2011 were $(24.1) million as compared to $(75.8) million in 2010.  Our higher financing cash flow in 2011 is due, in part, to the $73.5 million payment upon repurchase of preferred shares of subsidiary in 2010 and the $25.3 million repayment of the term loan and revolving credit facility in 2010, offset by the $20.0 million repayment in 2011 of the CFin Holdings Credit Facility which we borrowed during 2010.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way (see also Commitments and Contingencies below).

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Capital Resources

To fund our operation, we use cash provided by our operation as well as borrowings and other financing arrangements used as capital resources.

The table below reflects our financing obligations at the dates presented:

			December 31, 2011
(in thousands)	December 31, 2011	December 31, 2010	Available to Borrow		Maximum Commitment

Term loan	$125,014	$127,990	$--		$125,014
Revolving credit facility	12,100	6,000	11,100	(1)	37,000
Mortgage Banking committed warehouse facilities	105,615	26,415	44,385	(2)	150,000
Mortgage Banking repurchase facilities	8,450	--	N/A	(2)	N/A
Multifamily ASAP facility	71,670	49,276	N/A	(2)	N/A
CFin Holdings credit facility	--	21,693	--		--
Centerline Financial credit facility	--	--	30,000		30,000
Subtotal	322,849	231,374	85,485

Freddie Mac Secured Financing(3)	618,163	665,875	N/A		N/A
Subtotal (excluding Consolidated Partnerships)	941,012	897,249

Financing obligations of Consolidated Partnerships	156,643	137,054	N/A		N/A

Total	$1,097,655	$1,034,303	$85,485

(1)   Borrowing availability reduced by outstanding letters of credit in the amount of $13.8 million.
(2)   Borrowings under these facilities are limited to qualified mortgage loans, which serve as collateral.
(3)   Relates to mortgage revenue bonds that we re-securitized but have not been accounted for as sold for accounting purposes (see Note 16 to the consolidated financial statements).

Term Loan and Revolving Credit Facility

Our Term Loan matures in March 2017 and has an interest rate of 3.00% over either the prime rate or LIBOR at our election (which currently is LIBOR).  The first principal payment on the Term Loan in the amount of $2.98 million was made on December 30, 2011.  We must repay $2.98 million in principal per quarter until maturity, at which time the remaining principal is due.

The Revolving Credit Facility has a total capacity of $37.0 million.  The Revolving Credit Facility matures in March 2015 and bears interest at 3.00% over either the prime rate or LIBOR at our election (which currently is LIBOR).  The Revolving Credit Facility may be used for LIHTC property investments or for working capital purposes.  As of December 31, 2011, $12.1 million was drawn and $13.8 million in letters of credit were issued under the Revolving Credit Facility.  Once terminated, the amount of the Revolving Credit Facility associated with these letters of credit cannot be redrawn.  At December 31, 2011, the undrawn balance of the Revolving Credit Facility was $11.1 million.

The Revolving Credit Facility has the following customary financial covenants:

•	minimum ratio of consolidated EBITDA to fixed charges, which became effective for us as of June 30, 2011 ; and

•	maximum ratio of funded debt to consolidated EBITDA which will become effective for us as of June 30, 2012.

The Term Loan and Revolving Credit Facility agreement (as subsequently amended, the “Credit Agreement”) contains restrictions on distributions.  Under the Credit Agreement, we generally are not permitted to make any distributions or redeem or purchase any of our shares, including Convertible CRA Shares, except in certain circumstances, such as EIT Preferred Share Distributions.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

As of November 14, 2011, we entered into a waiver to the Credit Agreement (the “Waiver”), which, among other things:

•
included certain conditions subsequent requiring us to deliver specified financial data and other information (the “Specified Information”) to the administrative agent under the Credit Facility (the “Administrative Agent”) and, in certain cases, to the lenders under the Credit Agreement, by certain dates;

•	granted a waiver of our noncompliance with the Credit Agreement’s Consolidated EBITDA to Fixed Charges Ratio solely with respect to the quarter ended September 30, 2011; and

•
added covenants to the Credit Agreement that restrict (x) the use of proceeds drawn from our Revolving Credit Facility solely to LIHTC investments, (y) contracts and transactions with Island, TRCLP, and C-III and their affiliates, subject to certain carve-outs, and (z) other specified material and non-ordinary course contracts and transactions, including property management contracts with Island, TRCLP and C-III and their affiliates.

As of November 30, 2011, we entered an amendment to the Waiver, which, among other things, extended the deadline by which we were required to deliver certain of the Specified Information.

As of December 15, 2011, we entered in to a second amendment to the Waiver, which among other things:

•	again extended the deadline by which we were required to deliver certain of the Specified Information;

•	included certain conditions subsequent requiring us to deliver additional specified financial data and other information to the Administrative Agent by certain dates; and

•	required us to pay certain costs and expenses incurred by the Administrative Agent in administering the Credit Agreement.

As of February 28, 2012, we entered in to a third amendment to the Waiver, which among other things:

•	again extended the deadline by which we were required to deliver certain of the Specified Information;

•	included certain conditions subsequent requiring us to deliver additional specified financial data and other information to the Administrative Agent by certain dates;

•
granted a waiver of our noncompliance with the Credit Agreement’s Consolidated EBITDA to Fixed Charges Ratio solely with respect to the quarter ended December 31, 2011, although we have determined that we were in  compliance with such ratio with respect to the quarter ended December 31, 2011 reporting date;

•	required us to pay certain costs and expenses incurred by the Administrative Agent in administering the Credit Agreement; and

•	requires us to pay prescribed monthly consulting fees to the Administrative Agent’s consultant.

It is reasonably likely that we will be in noncompliance with the Consolidated EBITDA to Fixed Charges Ratio covenant contained in our Revolving Credit Facility at future reporting dates.  We intend to continue discussions with the lenders under our Revolving Credit Facility with regard to an amendment to revise the covenant to enable us to comply with the covenant or alternatively to obtain a waiver of noncompliance with the covenant should one occur at a future reporting date.  During such time that we are in discussions with our lenders regarding a further amendment to the Credit Agreement, we will be permitted to use proceeds drawn from our Revolving Credit Facility solely for LIHTC investments.

Mortgage Banking Warehouse and Repurchase Facilities

We have five warehouse facilities we use to fund our loan originations, including:

•
A $100 million committed warehouse facility that matures in September 2012 and bears interest at a rate of LIBOR plus 2.50%.  Mortgages financed by such facility (see Note 10 to the consolidated financial statements), as well as the related servicing and other rights (see Note 12 to the consolidated financial statements) have been pledged as security under the warehouse facility.  The interest rate on the warehouse facility was 2.80% as of December 31, 2011 and 2.76% as of December 31, 2010.  All loans securing this facility have firm sale commitments with GSEs or the FHA.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•
We have a $50 million committed warehouse facility that matures in November 2012 and bears interest at a rate of LIBOR plus a minimum of 2.75% and a maximum of 4.25%. This warehouse facility provides us with additional resources for warehousing of mortgage loans.  The interest rate on the warehouse facility was 3.05% as of December 31, 2011.

•
Two uncommitted warehouse repurchase facilities that provide additional resources for warehousing of mortgage loans with Freddie Mac and Fannie Mae.  These agreements are scheduled to mature on November 16, 2012 and bear interest at a rate of LIBOR plus 3.50% with a minimum of 4.50% for all Fannie Mae loans and 4.00% for all Freddie Mac loans.  All loans securing these facilities have firm sale commitments with GSEs.

•
An uncommitted facility with Fannie Mae under its Multifamily As Soon As Pooled (“ASAP”) Facility funding program.  After approval of certain loan documents, Fannie Mae will fund loans after closing and the advances are used to repay our warehouse facilities.  Subsequently, Fannie Mae funds approximately 99% of the loan and Centerline Mortgage Capital Inc. (“CMC”) funds the remaining 1%.  CMC is later reimbursed by Fannie Mae when the assets are sold.  Interest on this facility currently accrues at a rate of LIBOR plus 1.35%, with a minimum rate of 1.70%.  The interest rate on this facility was 1.70% as of December 31, 2011 and 1.20% as of December 31, 2010.

We expect to renew the committed warehouse facilities annually.  Our ability to originate mortgage loans depends upon our ability to secure and maintain these types of short-term financings on acceptable terms.

CFin Holdings Credit Facility

On March 5, 2010, CFin Holdings entered into a Senior Secured Credit Agreement (the “CFin Holdings Credit Agreement”).  Under the terms of the CFin Holdings Credit Agreement, we were permitted to borrow up to $20.0 million (the “Initial Loan”), plus, under certain conditions, up to an additional $1.0 million in each calendar year until March 5, 2037.  We borrowed the $20 million at the time of the loan closing.  Borrowings under the CFin Holdings Credit Agreement were secured by a first priority lien on substantially all of CFin Holdings’ existing and future assets.  Borrowings under the CFin Holdings Credit Agreement bore interest at a rate of 10% per annum, which was paid-in-kind and capitalized to the outstanding principal balance on the last business day of March, June, September and December of each year.  Neither Centerline Holding Company nor its subsidiaries were guarantors of this facility.  In June 2011, CFin Holdings repaid $20.0 million in principal amount of this facility.  At that time the credit facility commitments were terminated, and accrued and capitalized interest of $2.6 million was waived resulting in a gain on settlement of liabilities in the amount of $2.6 million for the year ended December 31, 2011.

Centerline Financial Credit Facility

In June 2006, Centerline Financial entered into a senior credit agreement.  Under the terms of the agreement, Centerline Financial is permitted to borrow up to $30.0 million until its maturity in June 2036, if needed to meet payment or reimbursement requirements under the yield transactions of Centerline Financial (see Note 31 to the consolidated financial statements).  Borrowings under the agreement will bear interest at our election of either:

•	LIBOR plus 0.40% or;

•	1.40% plus the higher of the prime rate or the federal funds effective rate plus 0.50%.

As of December 31, 2011, no amounts were borrowed under this facility.  Neither Centerline Holding Company nor its subsidiaries are guarantors of this facility.  Due to a wind-down event caused by a capital deficiency under Centerline Financial’s operating agreement, which occurred in 2010, the Centerline Financial senior credit facility continues to be in default as of December 31, 2011.  Amounts under the Centerline Financial senior credit facility are still available to be drawn, and we do not believe this default has a material impact on our financial statements or operations.

Also as a result of the wind-down event, Centerline Financial is restricted from making any member distributions and is restricted from engaging in any new business.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Consolidated Partnerships

As of December 31, 2011 and 2010, the capital structure of our Consolidated Partnerships comprised debt facilities that are non-recourse to us, including:

•	notes payable by the Tax Credit Fund Partnerships collateralized either by the funds’ limited partners’ equity subscriptions or by the underlying investments of the funds; and

•	mortgages and notes payable on properties.

Further information about our financing obligations is included under Commitments and Contingencies later in this section.

Commitments and Contingencies

Contractual Obligations

The following table provides our commitments as of December 31, 2011, to make future payments under our debt agreements and other contractual obligations:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Notes payable:
Credit Facility:
Term Loan	$125,014	$8,929	$26,786	$89,299	$--
Interest on Term Loan(1)	15,808	2,986	7,666	5,156	--
Revolving credit facility	12,100	--	--	12,100	--
Mortgage banking committed warehouse facilities(1)	105,615	105,615	--	--	--
Multifamily ASAP facility(2)	71,670	71,670	--	--	--
Mortgage banking repurchase facilities	8,450	8,450	--	--	--
Subtotal	338,657	197,650	34,452	106,555	--

Operating lease obligations	53,263	6,451	11,417	10,221	25,174
Subleases	(11,475)	(2,883)	(3,454)	(3,149)	(1,989)
Preferred shares of subsidiary (subject to mandatory repurchase)(3)	55,000	--	55,000	--	--
Subtotal	435,445	201,218	97,415	113,627	23,185

Freddie Mac secured financing(4)	618,163	30,621	360	22,317	564,865
Unfunded investment commitments(5)	436	436	--	--	--
Redeemable securities	6,000	6,000	--	--	--

Subtotal before Consolidated Partnerships	1,060,044	238,275	97,775	135,944	588,050

Notes payable of Consolidated Partnerships(6)	156,643	14,772	4,902	4,605	132,364
Consolidated Partnerships unfunded investment commitments(7)	133,935	38,718	61,870	33,347	--

Subtotal of Consolidated Partnerships	290,578	53,490	66,772	37,952	132,364

Total	$1,350,622	$291,765	$164,547	$173,896	$720,414

1)	The Term Loan accrues interest at 3.00% over LIBOR. The interest payments are calculated based on the rate as of December 31, 2011 of 3.27%.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

(2)
Represents borrowings by our Mortgage Banking subsidiaries for which the associated mortgage loans held for sale have firm sale commitments.  The amounts borrowed are repaid upon sale of the loans or when mortgage-backed securities are purchased by the investors.

(3)	Economically defeased by investments in Series A-1 Freddie Mac certificates (see Notes 8, 14 and 21 to the consolidated financial statements).
(4)
Represents a liability established related to mortgage revenue bonds re-securitized in December 2007 which have not been accounted for as sold due to continuing involvement with the underlying assets.  The commitment is match funded with the underlying bonds, and the amounts are based upon the expected repayment dates of these bonds.  As the associated mortgage revenue bonds are repaid and/or receive sale treatment, the associated liability will be reduced (see Notes 8 and 16 to the consolidated financial statements).

(5)	Represent our Mortgage Banking subsidiaries unfunded loan commitments with Fannie Mae.
(6)
Of the notes payable of Consolidated Partnerships, $1.5 million are collateralized by equity subscriptions of certain equity partners of the Tax Credit Fund Partnerships.  Under the partnership agreements, the equity partners are also obligated to pay the principal and interest on the notes.  The remaining balance is collateralized with the underlying properties of the consolidated operating partnerships or investments held by the Consolidated Fund Partnership.  All of this debt is non-recourse to us.

(7)
To be funded from capital of Consolidated Partnerships.  Payments of investment commitments are based on property performance thresholds as defined in the partnership agreements.  The estimated scheduled payments can vary based on the actual performance of the properties.

Further information is included in Notes 8, 14, 15, 16, and 31 to the consolidated financial statements.

Off Balance Sheet Arrangements

The following table reflects our maximum exposure and the carrying amounts recorded to account payable, accrued expenses and other liabilities as of December 31, 2011 for guarantees we and our subsidiaries have entered into and other contingent liabilities:

(in thousands)	Maximum Exposure	Carrying Amount

Tax Credit Fund Partnerships credit intermediation(1)	$1,351,977	$19,518
Mortgage Banking loss sharing agreements(2)	860,567	21,716
Credit support to developers(3)	182,850	--
Centerline Financial credit intermediation(4)	33,715	860
Letters of credit	13,772	--
General Partner property indemnifications	1,940	--
Contingent liabilities at the Consolidated Partnerships	11,270	--

	$2,456,091	$42,094

(1)   Through the isolated special purpose entities, these transactions were undertaken to expand the Affordable Housing Equity business by offering agreed-upon rates of return to third-party investors for pools of multifamily properties in certain Tax Credit Fund Partnerships.  The carrying values of $19.5 million disclosed above relate to the deferred fees we earn for the transactions that we recognize over the period until maturity of these credit intermediations.

(2)   The loss sharing agreements with Fannie Mae and Freddie Mac are a normal part of the DUS and DUI lender programs.  The carrying value disclosed above is our estimate of potential exposure under the guarantees.  Based on current expectations of defaults in the portfolio of loans, we anticipate that we may be required to pay between $3.0 and $5.0 million in the next 12 months.

(3)   Generally relates to business requirements for developers to obtain construction financing.  As part of our role as co-developer of certain properties, we issue these guarantees in order to secure properties as assets for the Tax Credit Fund Partnerships we manage.  To date, we have had minimal exposure to losses under these guarantees.

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

Valuation of Series B Freddie Mac Certificates.  We determine fair value of the Series B Freddie Mac Certificates, which represent the residual interests of the re-securitized portfolio, based upon a discounted cash flow model.  The assumptions include:

•
estimating the default and prepayment rates of the mortgage revenue bonds in the managed portfolio, estimates which are based on our historical experience and industry studies related to properties comparable to those underlying the bonds;

•	estimating the extent to which other parties involved in our planned restructuring of the bonds underlying the certificates will participate and the timing of that restructuring; and

•	applying an appropriate discount rate, which we consider in comparison to taxable residual interests, along with consideration of the tax-free nature of the associated income.

In determining these assumptions, management must consider micro- and macroeconomic conditions, the factors that serve as a disincentive to default, and the sources of cash flows properties use to make debt service payments.  Impairment considerations (meaning the recognition of unrealized losses determined in connection with the fair value estimates) are principally driven by timing and magnitude of credit losses and our ability and intent to retain the investments.

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

With respect to credit intermediation agreements, the estimates involve projecting the rate of return that investors in certain Tax Credit Fund Partnerships will earn on their investments over the life of the funds.  Those projections are dependent upon projections of operating performance by the Tax Credit Property Partnerships in which the Tax Credit Fund Partnerships invest, as well as the ability of those Tax Credit Property Partnerships to remain compliant with the laws governing tax credits.

As losses related to the credit intermediation agreements are dependent upon property performance, the execution of the initiative we have undertaken to restructure property level debt (described in Note 31 to the consolidated financial statements) will have an impact on our exposure.  Estimating the extent to which that initiative leads to losses under the credit intermediation agreements is itself subject to uncertainty as to:

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Consolidation

Our consolidated financial statements include the accounts of the parent trust, its wholly owned and majority owned subsidiary and statutory trusts, other non-trust subsidiary companies it controls and entities consolidated pursuant to GAAP.  This includes “variable interest entities” for which we have concluded that we are the “primary beneficiary” because we have a substantive controlling general partner or managing member interest.  The analysis as to whether to consolidate an entity is subject to significant judgment.  Some of the criteria we are required to consider include:

•	determination of degree of control over an entity by its various equity holders;

•	structure of the entity;

•	relationships between equity holders;

•	determination of primary beneficiary; and

•	ability to replace general partners, among others.

These analyses involve probability weighting of subjective factors included within cash flow models and other estimates based on the judgment of management.

Our consolidated financial statements reflect the assets, liabilities, revenues and expenses of the Consolidated Partnerships on a gross basis.  The interests of investors in these Tax Credit Fund Partnerships, which comprise the majority ownership interest, are reflected as non-controlling interests in the equity section of our Consolidated Balance Sheets.  As a result of consolidation, management fees and incentive fees earned by other segments related to the Consolidated Partnerships are eliminated in consolidation; however, our allocated share of the net income is adjusted accordingly such that the consolidation has no effect on our net income or loss.  The deconsolidation of the Consolidated Partnerships would have the impact of significantly lowering our revenues and related expenses and restoring the presentation of management fees, including incentive fees that had previously been eliminated in consolidation.

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

Recently Issued Accounting Standards

See the Recently Issued and Adopted Accounting Standards section of Note 2 to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K.

SECTION 5 – RELATED PARTY TRANSACTIONS

We have had significant transactions with related parties.  Following is a discussion of the most significant of those relationships.

Island Centerline Manager LLC (the “Advisor”) and C-III

We have an advisory agreement with Island.  The agreement provides for an initial five year term and, subject to a fairness review of advisory fees, for successive one year renewal terms.  Pursuant to the agreement:

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

We have a subservicing agreement with C-III pursuant to which C-III agreed to service and administer mortgage loans on our behalf.  During the years ended December 31, 2011 and 2010, we paid a total amount of $7.0 million and $6.5 million, respectively relating to these services.  In addition, in 2011 we paid C-III referral fees for mortgage loans financed by us for borrowers referred to us by C-III for the total amount of $1.2 million.

We have a sublease agreement with C-III relating to the leased space that we occupied and which has been used by C-III since March 2010.

The Related Companies L.P. (“TRCLP”)

A subsidiary of TRCLP earned fees for performing property management services for various properties held in Tax Credit Fund Partnerships we manage.

In addition, another affiliate of TRCLP entered into a loan agreement with our lenders (the “TRCLP Loan Agreement”) pursuant to which it assumed, in 2010, $5.0 million of our debt that was outstanding under our Term Loan and Revolving Credit Facility (the “TRCLP Indebtedness”) in connection with CCG’s entering into a consulting and advisory agreement with the TRCLP affiliate (the “TRCLP Consultant”).

Pursuant to the consulting and advisory agreement, the TRCLP Consultant performs certain consulting and advisory services in consideration for which CCG granted the TRCLP Consultant, among other things, certain rights of first refusal and first offer with respect to the transfer of real property owned by a Tax Credit Property Partnership controlled by CCG as well as the transfer of equity interests in Tax Credit Property Partnerships and agreed to pay the TRCLP Consultant certain fees and expenses.  The fee payable by CCG to the TRCLP Consultant is payable quarterly in an amount equal to the interest incurred on the TRCLP Indebtedness for such quarter, which is LIBOR plus 3.00%.  The consulting and advisory agreement has a three-year term and automatically renews for one year terms unless CCG provides timely written notice of non-renewal to the TRCLP Consultant.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

The $5.0 million of debt assumed by TRCLP was recorded as an extinguishment of debt for which we deferred a $5.0 million gain. The deferred gain will be recognized into income over the life of the consulting agreement.  As of December 31, 2011, the unrecognized balance was $4.97 million.

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

Impact on Earnings

Many of our investments bear interest at fixed rates, or pay interest which does not fluctuate with changes in market interest rates. In contrast, we have variable-rate debt related to our credit and warehouse facilities, with rates based on LIBOR.  Other long-term sources of capital, such as our preferred shares of our subsidiary, carry a fixed dividend rate and as such, are not impacted by changes in market interest rates.

As of December 31, 2011, of the total amount of our liabilities labeled on our Consolidated Balance Sheets as “Notes Payable and Other Borrowings”, $322.8 million is variable rate debt not economically hedged via interest rate swap agreements.  We also have escrow balances of $317.4 million maintained by our Mortgage Banking segment and we are entitled to the interest earned on those balances.  A 1.0% increase in interest rates would result in a net decrease of our pre-tax income by $0.05 million.

We may manage this risk through the use of interest rate swaps as described in Note 28 to the consolidated financial statements.  In addition, we manage our exposure by striving for diversification in our businesses, including analysis of our susceptibility to interest rate changes and by managing our leverage.

As of December 31, 2011 we had 18 freestanding derivatives with a total notional amount of approximately $167.4 million with rates based on SIFMA.  The total value of our derivative liability at year end was $28.7 million.  An instantaneous parallel shift in the yield curve going up 100 basis points in SIFMA rates would result in a decrease in total liability value, excluding credit valuation adjustment, by approximately $14.8 million.  An instantaneous parallel shift in the yield curve going down 100 basis points in SIFMA rates would result in an increase in total liability value, excluding credit valuation adjustment, by approximately $16.1 million.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based upon our assessment we believe that, as of December 31, 2011, our internal control over financial reporting is effective in accordance with those criteria.

/s/ Robert L. Levy
Robert L. Levy
President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Executive Officer)
March 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of
Centerline Holding Company
New York, New York

We have audited the accompanying consolidated balance sheets of Centerline Holding Company and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Centerline Holding Company and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/DELOITTE & TOUCHE LLP
New York, New York
March 28, 2012

CENTERLINE HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2011	2010

Assets:
Cash and cash equivalents	$95,992	$119,598
Restricted cash	16,185	13,231
Investments:
Available-for-sale (Note 8)	394,355	485,280
Equity method (Note 9)	8,794	5,635
Mortgage loans held for sale and other assets (Note 10)	190,192	77,287
Investments in and loans to affiliates, net (Note 29)	5,641	510
Intangible assets, net (Note 11)	8,784	9,494
Mortgage servicing rights, net (Note 12)	72,520	65,614
Deferred costs and other assets, net (Note 13)	75,791	76,686
Consolidated partnerships (Note 14):
Equity method investments	3,079,803	3,302,667
Land, buildings and improvements, net	460,804	567,073
Other assets	264,437	282,665
Assets of discontinued operations	--	18

Total assets	$4,673,298	$5,005,758

Liabilities:
Notes payable and other borrowings (Note 15)	$322,849	$231,374
Secured financing (Note 16)	618,163	665,875
Accounts payable, accrued expenses and other liabilities (Note 17)	187,230	237,804
Preferred shares of subsidiary (subject to mandatory repurchase) (Note 18)	55,000	55,000
Consolidated partnerships (Note 14):
Notes payable	156,643	137,054
Due to tax credit property partnerships	132,246	86,642
Other liabilities	319,256	273,409

Total liabilities	1,791,387	1,687,158

Redeemable securities (Note 19)	6,000	12,462

Commitments and contingencies (Note 31)

Equity:
Centerline Holding Company beneficial owners’ equity (Note 20):
Special preferred voting shares; no par value; 11,867 shares issued and outstanding in 2011 12,731 shares issued and outstanding in 2010	119	127
Common shares; no par value; 800,000 shares authorized; 356,226 issued and 349,166 outstanding in 2011 and 355,362 issued and 348,302 outstanding in 2010	209,735	148,110
Treasury shares of beneficial interest – common, at cost; 7,060 shares in 2011 and 2010	(65,764)	(65,764)
Accumulated other comprehensive income	66,661	78,831

Centerline Holding Company total	210,751	161,304

Non-controlling interests (Note 21)	2,665,160	3,144,834

Total equity	2,875,911	3,306,138

Total liabilities and equity	$4,673,298	$5,005,758

See accompanying notes to consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)

	Years Ended December 31,
	2011	2010

Revenues:
Interest income	$45,069	$44,096
Fee income	43,843	33,154
Gain on sale of mortgage loans	31,452	27,962
Other	3,219	1,772
Consolidated partnerships (Note 14):
Interest income	1,119	1,222
Rental income	102,523	106,350
Other	1,665	4,601
Total revenues	228,890	219,157

Expenses:
General and administrative (Note 22)	94,826	127,472
Recovery of losses (Note 23)	(52,712)	(77,908)
Interest	64,990	56,235
Interest – distributions to preferred shareholders of subsidiary	3,840	8,825
Depreciation and amortization	15,800	23,271
Write-off of goodwill (Note 11)	--	93,283
Loss on impairment of assets (Note 24)	--	75,887
Consolidated partnerships (Note 14):
Interest	18,361	17,884
Loss on impairment of assets	84,023	23,350
Other expenses	202,981	225,247
Total expenses	432,109	573,546

Loss before other (loss) income	(203,219)	(354,389)

Other (loss) income:
Equity and other income, net	--	220
Gain on settlement of liabilities (Notes 15 and 19)	8,942	25,253
Gain from repayment or sale of investments	1,457	4,070
Other losses from consolidated partnerships (Note 14)	(295,843)	(368,481)

Loss from continuing operations before income tax provision	(488,663)	(693,327)
Income tax benefit (provision) – continuing operations	564	(610)

Net loss from continuing operations	(488,099)	(693,937)

Discontinued operations (Note 3):
Income from discontinued operations before income taxes	253	141,309
Gain on sale of discontinued operations, net	--	20,500
Income tax provision – discontinued operations	--	(531)

Net income from discontinued operations	253	161,278

Net loss	(487,846)	(532,659)

Net loss attributable to non-controlling interests (Note 21)	555,730	507,834

Net income (loss) attributable to Centerline Holding Company shareholders	$67,884	$(24,825)

Net income per share (Note 27):
Basic
Income from continuing operations	$0.19	$0.72
Income from discontinued operations	$-- (1)	$0.24
Diluted
Income from continuing operations	$0.19	$0.72
Income from discontinued operations	$-- (1)	$0.24

Weighted average shares outstanding (Note 27):
Basic	349,038	297,088
Diluted	349,038	297,802

(1)  Amount calculates to zero when rounded.

See accompanying notes to consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands)

	Convertible CRA Shares	Special Preferred Voting Shares	Special Series A Shares		Common Shares		Treasury Shares	Accumulated Other Comprehensive Income/(loss)	Non-Controlling Interests	Total	Comprehensive Income/(loss)	Redeemable Securities
			Shares		Shares

January 1, 2011	$--	$127	--	$--	348,302	$148,110	$(65,764)	$78,831	$3,144,834	$3,306,138	$--	$12,462
Net income (loss)	--	--	--	--	--	67,884	--	--	(555,730)	(487,846)	(487,846)	--
Unrealized losses, net	--	--	--	--	--	--	--	(12,170)	(40)	(12,210)	(12,210)	--
Share-based compensation	--	--	--	--	--	85	--	--	--	85	--	--
Exchange of Convertible Special Common Units to Common Shares	--	(8)	--	--	864	(5,934)	--	--	5,942	--	--	--
Fair value accretion	--	--	--	--	--	(421)	--	--	--	(421)	--	420
Contributions	--	--	--	--	--	11	--	--	84,873	84,884	--	--
Conversions or redemptions	--	--	--	--	--	--	--	--	--	--	--	(6,882)
Net decrease due to newly consolidated general partnerships	--	--	--	--	--	--	--	--	(3,599)	(3,599)	--	--
Distributions	--	--	--	--	--	--	--	--	(11,120)	(11,120)	--	--
December 31, 2011	$--	$119	--	$--	349,166	$209,735	$(65,764)	$66,661	$2,665,160	$2,875,911	$(500,056)	$6,000
	Convertible CRA Shares	Special Preferred Voting Shares	Special Series A Shares		Common Shares		Treasury Shares	Accumulated Other Comprehensive Income (loss)	Non-Controlling Interests	Total	Comprehensive Income/(loss)	Redeemable Securities
			Shares		Shares

January 1, 2010	$(1,235)	$127	--	$--	53,820	$(104,054)	$(65,351)	$(1,007,837)	$3,361,785	$2,183,435	$--	$332,480
Net income (loss)	--	--	--	--	--	(24,825)	--	--	(507,834)	(532,659)	(532,659)	--
Allocation of earnings	32	--	--	59,101	--	(59,133)	--	--	--	--	--	--
Unrealized gains, net	--	--	--	--	--	--	--	108,457	16,597	125,054	125,054	--
Share-based compensation	--	--	--	--	7,343	2,237	--	--	--	2,237	--	--
Conversions or redemptions	--	--	(19,325)	(105,581)	290,138	105,999	--	--	(385)	33	--	--
Fair value accretion	--	--	--	--	--	(1,466)	--	--	--	(1,466)	--	1,466
Contributions	--	--	--	--	--	--	--	--	158,080	158,080	--	--
Issuance of and conversion to Special Series A shares	1,203	--	19,325	46,480	--	286,231	--	--	--	333,914	--	(321,484)
Adoption of ASU 2009-17	--	--	--	--	--	(55,123)	--	994,594	(321,024)	618,447	--	--
Treasury shares	--	--	--	--	(2,999)	--	(413)	--	--	(413)	--	--
Net increase due to deconsolidation	--	--	--	--	--	(1,756)	--	(16,383)	446,873	428,734	--	--
Net increase due to newly consolidated general partnerships	--	--	--	--	--	--	--	--	14,862	14,862	--	--
Distributions	--	--	--	--	--	--	--	--	(24,120)	(24,120)	--	--
December 31, 2010	$--	$127	--	$--	348,302	$148,110	$(65,764)	$78,831	$3,144,834	$3,306,138	$(407,605)	$12,462

See accompanying notes to consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(487,846)	$(532,659)
Adjustments to reconcile net loss to cash flows used in operating activities:
Non-cash loss from consolidated partnerships	567,489	463,893
Gain from repayment or sale of investments	(1,457)	(4,070)
Gain on sale of discontinued operations	--	(20,500)
Gain on settlement of liabilities	(8,942)	(25,253)
Lease termination costs	1,093	(48,044)
Credit intermediation assumption fees	3,047	25,748
Reserves for bad debts, net of reversals	10,105	10,934
Affordable Housing loss reserve recovery	(57,100)	(50,600)
(Recovery)/provision for risk-sharing obligations	(6,810)	10,002
Loss on impairment of assets	--	75,887
Depreciation and amortization	15,800	23,271
Equity in losses of unconsolidated entities, net	--	(220)
Share-based compensation expense	85	2,237
Non-cash expenses relating to issuance of Special Series A Shares	--	2,842
Non-cash interest expense	11,297	14,861
Other non-cash expense, net	54	4,461
Write-off goodwill and intangible assets	--	93,283
Change in fair value of derivatives	9,160	735
Capitalization of mortgage servicing rights	(19,051)	(15,797)
Changes in operating assets and liabilities:
Mortgage loans held for sale	(113,490)	(46,911)
Receivables	(25,478)	(24,425)
Other assets	1,698	4,040
Deferred revenues	(3,226)	(20,893)
Accounts payable, accrued expenses and other liabilities	4,246	(10,777)
Changes in operating assets and liabilities of discontinued operations	--	1,270

Net cash flow used in operating activities	(99,326)	(66,685)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale and repayment of available-for-sale securities	196	75,463
Sale and repayments of mortgage loans held for investment	187	5,992
Proceeds from sale of discontinued operations	--	37,795
Advances to partnerships	(19,500)	(6,418)
Collection of advances to partnerships	16,385	790
Deferred investment acquisition cost	(913)	(102)
(Increase) decrease in restricted cash, escrows and other cash collateral	(2,954)	7,023
Acquisition of furniture, fixtures and leasehold improvements	(3,653)	(713)
Equity investments and other investing activities	9	(503)

Net cash flow (used in) provided by investing activities	(10,243)	119,327

CENTERLINE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2011	2010

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to equity holders	(6,225)	(6,225)
Repayments of term loan	(2,976)	(23,818)
Repayment of Centerline Financial Holdings Credit Facility	(20,000)	--
Proceeds from Centerline Financial Holdings Credit Facility	--	20,000
Increase in mortgage banking warehouse and repurchase facilities	110,044	47,009
Increase (decrease) in revolving credit facility	6,100	(1,500)
Repurchase of preferred shares of subsidiary and non-controlling interest	--	(73,500)
Proceeds from Special Series A Preferred Shares, net of offering costs	--	9,558
Redemption of Convertible CRA Shares	(562)	--
Deferred financing and other offering costs	(436)	(278)

Net cash flow provided by (used in) financing activities	85,945	(28,754)

Net (decrease) increase in cash and cash equivalents	(23,624)	23,888
Cash and cash equivalents at the beginning of the period	119,616	95,728

Cash and cash equivalents at the end of the period	95,992	119,616
Less cash and cash equivalents of discontinued operations	--	18
Cash and cash equivalents of continuing operations at end of period	$95,992	$119,598

Supplemental Information:
Interest paid	28,040	110,793
Taxes paid	653	1,781

Non-cash investing and financing activities:
Net change in re-securitized mortgage revenue bonds:
Secured financing liability	$(47,712)	$62,926
Mortgage revenue bonds	$51,411	$(76,740)
(Increase) in Series B Freddie Mac Certificates	$(1,266)	$(912)
(Increase) decrease in Series A-1 Freddie Mac Certificates	$(2,433)	$14,726
Re-purchase of Series A-1 Freddie Mac Certificates	$--	$(18,593)
Exchange of Convertible Special Common Units to Common Shares	$5,942	$--
Conversion of redeemable securities to Special Series A Shares	$--	$321,484
Treasury stock purchase via employee withholding	$--	$413
Debt assumed by third parties	$--	$65,000
Issuance of Special Series A Shares	$--	$2,842

See accompanying notes to consolidated financial statements.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

NOTE 1 – Description of Business

Centerline Holding Company (“CHC”), through its subsidiaries, provides real estate financing and asset management services, focused on affordable and conventional multifamily housing.  We offer a range of both debt financing and equity investment products, as well as asset management services to developers, owners, and investors.  We are structured to originate, underwrite, service, manage, refinance or sell assets through all phases of its life cycle.  As a leading sponsor of Low-Income Housing Tax Credit (“LIHTC”) funds, we have raised more than $10 billion in equity across 136 funds.  Today we manage $9.3 billion of investor equity within 116 funds and invest in approximately 1,200 assets located in over 47 U.S. states.  Our multifamily lending platform services $11.4 billion in loans and mortgage revenue bonds.  A substantial portion of our business is conducted through our subsidiaries, generally under the designation Centerline Capital Group LLC (“CCG”).  The term “we” (“us”, “our” or “the Company”) as used throughout this document may refer to a subsidiary or the business as a whole, while the term “parent trust” refers only to CHC as a stand-alone entity.

We manage our operations through six reportable segments.  Our reportable segments consist of four core business segments and two additional segments: Corporate and Consolidated Partnerships.  Our four core business segments are:

Affordable Housing Equity provides a broad spectrum of equity financing products for affordable multifamily housing, offers investment opportunities and fund management services to investors in affordable multifamily equity and affordable debt and manages the disposition of assets at the end of the fund’s life;

Affordable Housing Debt provides financing to developers and owners of affordable multifamily properties and manages our retained interests from the December 2007 re-securitization of our mortgage revenue bond portfolio with the Federal Home Loan Mortgage Corporation (“Freddie Mac”);

Mortgage Banking, provides mortgage financing conventional multifamily housing, manufactured housing and student housing; and

Asset Management, is responsible for active management of multifamily real estate assets owned by our Affordable Housing Equity investment funds and reporting on fund performance, managing construction risk during the construction process, actively managing specially serviced assets, and monitoring our real estate owned portfolio.  Asset Management also manages construction risk during the construction process and actively manages specially serviced assets for Affordable Housing Debt loans.

Our Corporate segment includes: Finance and Accounting, Treasury, Legal, Marketing and Investor Relations, Operations and Risk Management, supporting our four core business segments.

Consolidated Partnerships comprise certain investment funds we control, regardless of the fact that we have virtually no economic interest in such entities.  Consolidated Partnerships include the LIHTC investment fund partnerships we originate and manage through the Affordable Housing Equity segment (“Tax Credit Fund Partnerships”) and property-level partnerships for which we have assumed the role of general partner or for which we have foreclosed upon the property (“Tax Credit Property Partnerships”), all of which we are required to consolidate in accordance with the authoritative accounting guidance.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

NOTE 2 – Summary of Significant Accounting Policies

A.  Basis of Presentation

The accompanying financial data has been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and is in conformity with accounting principles generally accepted in the United States (“GAAP”).

B.  Principles of Consolidation

The consolidated financial statements of Centerline Holding Company include the parent trust and its subsidiaries, which include wholly owned and majority owned subsidiary statutory trusts, corporations, partnerships and limited liability companies which we control and variable interest entities (“VIEs”) for which we have concluded that we are the primary beneficiary because we have a substantive controlling general partner or managing member interest. We eliminate from our financial results all intercompany transactions, including intercompany transactions between our core business segments and our Consolidated Partnerships.

The analysis as to whether the entity is a VIE and whether we consolidate it is subject to significant judgment.  Some of the criteria we are required to consider include, among others, determination of the degree of control over an entity by its various equity holders, design of the entity, relationships between equity holders, determination of primary beneficiary and the ability to replace general partners.  These analyses involve probability weighting of subjective factors included within cash flow models and other estimates based on the judgment of management.

C.  Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and related disclosure in the accompanying notes.  Significant estimates that require difficult and subjective judgments inherent in the preparation of the accompanying consolidated financial statements include:

•	the determination of fair value for investments, intangible assets, mortgage servicing rights, and any impairment thereon;

•	accounting for income taxes, including the potential outcome of uncertain tax positions;

•	accrual for loss contingencies; and

•	determination of consolidated entities.

Estimates are based on past experience and other considerations deemed reasonable under the circumstances.  On an ongoing basis, we evaluate our estimates.  Actual results could differ from those estimates.

D.  Cash and Cash Equivalents, Restricted Cash

Cash and cash equivalents include cash in banks and investments in short-term instruments with an original maturity date of three months or less.  Restricted cash includes collateral for borrowings within our securitization programs and in accordance with Federal National Mortgage Association (“Fannie Mae”) and Freddie Mac requirements, as well as cash held in escrow accounts for the sale of an asset for which we are a general partner.

E.  Investments – Available-for-Sale

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

Series A-1 Freddie Mac Certificates:  The Series A-1 Freddie Mac Certificates are fixed rate, tax-exempt credit enhanced certificates that have terms consistent with preferred shares of our Centerline Equity Issuer Trust (“Equity Issuer”) subsidiary (see Notes 16 and 18).  We generally determine fair value based on observable market transactions of similar instruments when available.  Because these certificates typically have a limited or inactive market, and in the absence of observable market transactions, we estimate fair value for each certificate utilizing the present value of the expected cash flows discounted at a rate for comparable tax-exempt investments and then compare it against any similar market transactions.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

Series B Freddie Mac Certificates:  We determine fair value of the Series B Freddie Mac Certificates, which represent the residual interests of the re-securitized portfolio, based upon a discounted cash flow model that follows the contractual provisions of the certificates.  The significant assumptions of the valuation include:

•
estimating the default and prepayment rates of the mortgage revenue bonds in the managed portfolio, estimates which are based on our historical experience and industry studies related to properties comparable to those underlying the bonds;

•	estimating the extent to which other parties involved in our planned restructuring of the bonds underlying the certificates will participate and the timing of that restructuring; and

•	applying an appropriate discount rate, which we consider in comparison to comparable residual interests, along with consideration of the tax-exempt nature of the associated income.

Mortgage Revenue Bonds – For our Affordable Housing Debt segment, we invest in mortgage revenue bonds that are principally tax-exempt.  We re-securitized most of our mortgage revenue bonds (in the “December 2007 re-securitization”) but some bonds were accounted for as financed and are reflected on our Consolidated Balance Sheets as investments.  We base the fair value of our mortgage revenue bonds on observable market transactions, when available, which may indicate a fair value approximating the unpaid principal balance.  Because mortgage revenue bonds typically have a limited or inactive market, in the absence of observable market transactions, we estimate fair value for bonds secured by properties with substandard performance by utilizing the direct capitalization methodology and applying a capitalization rate obtained from market data for comparative tax exempt investments to stabilized net operating income levels.  For bonds secured by performing properties, the fair value is determined by calculating the net present value based on the original bond amortization schedule with the balloon balance at the optional redemption date and the discount rate for comparable tax-exempt investments.  The discount rate is based upon the average market rates obtained from third-party investment banks.  Direct costs relating to unsuccessful acquisitions and all indirect costs relating to mortgage revenue bonds are charged to operations.

We assess available-for-sale securities for impairment quarterly.  Any investments for which fair value is below amortized cost are considered impaired and we review them to determine if there is other-than-temporary impairment (“OTTI”).  To determine OTTI, we generally consider the duration of the loss position, the strength of the underlying collateral, the term, management’s intent with regard to selling the security and if it is likely that we will be required to sell the securities before recovery.  If we determine OTTI, the total OTTI is bifurcated into the amount related to credit losses and the amount related to all other factors.  The portion of the OTTI related to credit losses is calculated by comparing the amortized cost of the security to the present value of expected cash flows, discounted at the security’s yield.  The amount of OTTI related to credit losses is recognized in the Consolidated Statements of Operations.  The portion of the OTTI related to all other factors is recognized as a component of other comprehensive income.

For more information regarding available-for-sale investments see Notes 5, 8 and 16.

F.  Investments – Equity Method

For investments in entities we do not control, but for which we have the ability to exercise significant influence over operating and financial policies, we use the equity method.  Equity method investments consist of partnership interests related to the real estate equity investment funds we sponsor.

Under the equity method, we record our proportionate share of income or loss as a component of “Equity and other income (loss), net” and “Other losses from consolidated partnerships” in the Consolidated Statements of Operations.

We assess equity investments for impairment quarterly if we believe that we may not recover the carrying amount of the investment or if the investee is unable to sustain an earnings capacity that would justify the carrying amount of the investment.  We measure impairment based on the amount that we expect to recover from the investment should we sell it or should the investee liquidate, taking into account our claim on the investee’s book value.  We record any OTTI related to equity method investments in “Equity and other income (loss), net” and “Other losses from consolidated partnerships” in the Consolidated Statements of Operations.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

G.  Investments – Other Accounting Methodologies

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

Mortgage Loans Held for Investment –Mortgage loans held for investment are carried at amortized cost.  We periodically evaluate our portfolio of mortgage loans for loan loss.  When full collection is not expected, we record a specific valuation allowance to write the loan down to its realizable value.  We measure the realizable value of an impaired loan based on:

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

H.  Intangible Assets, net

We do not amortize intangible assets with indefinite lives (such as mortgage banking licenses) but we amortize other intangible assets on a straight-line basis over their estimated useful lives.

I.  Mortgage Servicing Rights, net

We recognize as assets the rights to service mortgage loans for others, whether the MSRs are acquired through a separate purchase or through loans we originate and sell.  We record purchased MSRs at cost, which approximates fair value.  For originated loans, we allocate total proceeds from the sale of the loan (including the fair value of the MSR retained) and recognize a gain.  Management values the MSRs based on various inputs, including information from third-party valuation specialists.  The inputs include contractual servicing fees, our projected cost to service as well as estimates of default rates, prepayment speeds and an appropriate discount rate.  While certain of the inputs such as fee rates and discount rates are observable, most of the other inputs are based on historical company data.  In subsequent periods, we carry the assets at the amortized initial basis.  We amortize all MSRs in proportion to, and over the period of, estimated net servicing income.  Significant judgment is required in accounting for these assets, including:

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

•	determining the fair value of the asset retained when the associated mortgage is sold and in subsequent reporting periods, including the factors noted above; and

•	estimating the appropriate proportion and period for amortizing the asset.

We assess our MSRs for impairment based on the fair value of the assets as compared to carrying values.  We estimate the fair value by obtaining market information with the assistance of third-party valuation specialists.  To determine impairment, the mortgage servicing portfolio is stratified by the risk characteristics of the underlying mortgage loans and we compare the estimated fair value of each stratum to its carrying value.  With respect to our primary servicing portfolio, we have determined that the predominant risk characteristics are the interest rate and type of loan.  For our other servicing portfolios we have determined that the predominant risk characteristic is the ability to generate a consistent income stream per loan due to the short-term nature of the loans being serviced or due to the fact that certain servicing revenues are non-recurring.

When the carrying value of MSRs exceeds fair value, we recognize impairment charges through earnings; fair value in excess of the amount capitalized is not recognized.

For more information regarding MSRs, see Note 12.

J.  Deferred Costs and Other Assets, net

Deferred Costs – We capitalize costs incurred in connection with issuance of debt and mandatorily redeemable equity issued by our subsidiaries and amortize them on a straight-line basis over the terms of the facilities, or in the case of Equity Issuer over the period to the expected repurchase date of the shares (which approximates the effective interest method).

Land, Property and Buildings – Our Consolidated Partnerships segment includes Tax Credit Property Partnerships with multifamily apartment properties and other properties upon which the funds have foreclosed.  The property assets are depreciated over 7 to 40 year periods.

Furniture, Fixtures and Leasehold Improvements, net – Furniture, fixtures and leasehold improvements are stated at cost.  Depreciation is calculated using the straight-line method over their estimated useful lives.  Leasehold improvements are amortized using the straight-line method over the shorter of their useful lives or the life of the lease.  Costs associated with repairs and maintenance of property are expensed as incurred.

K.	Deferred Revenues

In connection with our Affordable Housing Equity tax credit fund origination and management businesses, we receive revenues at the time a fund closes associated with origination, property acquisitions, partnership management services and credit intermediation.  These fees are deferred and recognized over various periods as described in T. Revenues below.

L.  Impairment of Long-lived Assets

We review property, equipment, and other long-lived assets for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. If such events or changes in circumstances occur, we will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the asset are less than the carrying value of the related asset. The impairment loss would adjust the asset to its fair value, which would become its new cost basis.

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

For more information see Notes 18 and 21.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

N.  Securitization Activities

We have engaged in securitization activities related to financial assets including mortgage revenue bonds.  The exposure to credit losses from securitized assets is limited to our retained interest, including any credit intermediation we may provide through our Affordable Housing Equity segment.  Retained interests, which currently include certain Freddie Mac Certificates held by our Affordable Housing Debt segment, are accounted for in accordance with the nature and terms of the retained interests (see also E. Investments – Available-for-Sale above).

For more information see Notes 8, 16 and 31.

O.  Resale and Repurchase Agreements

We account for transactions involving sales of securities and mortgage loans under agreements to repurchase (“repurchase agreements” or “repos”) as collateralized financing arrangements / agreements.

P.  Allowance for Risk-Sharing Obligations

We account for exposure to loss under our servicing contracts with Fannie Mae and Freddie Mac as guarantees through an allowance for risk-sharing obligations.  The exposure to loss results from guarantees made to Fannie Mae and Freddie Mac under the Designated Underwriting and Servicing (“DUS”) and Delegated Underwriting Initiative (“DUI”) programs to share the risk of loan losses (See Note 31 for more details).  The allowance recorded is considered the fair value of the guarantees.  Our determination of the adequacy of the allowance for risk-sharing obligations on loans serviced is based on an evaluation of the risk characteristics and exposure to loss associated with those loans.  Our assessment is based on a number of factors including, but not limited to, general economic conditions, inability of the borrower to meet debt service requirements, a substantial decline in the value of the collateral or the risk of refinancing the loan at maturity.  For performing loans, we maintain a general reserve, which is based on the stratification of the loan servicing portfolio by debt service coverage ratio (“DSCR”) and loan-to-value ratio (“LTV”) calculated from the most current net operating income (“NOI”) of the underlying properties.  The probability of default and loss severity is higher for loans with lower DSCRs and poor LTV and therefore a higher reserve is maintained for such loans.  For defaulted loans, we maintain a loan specific reserve based on an estimate of our share of the loss.

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

Our derivative instruments are comprised of free-standing derivatives.  We carry derivative instruments at their estimated fair values on our Consolidated Balance Sheets.  We include all changes in fair value as well as the impact of terminations within interest expense in our Consolidated Statements of Operations.

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

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

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

We place investments on a non-accrual status when any portion of the principal or interest is 90 days past due or earlier when concern exists as to the ultimate collectability of principal or interest.  Investments return to accrual status when principal and interest become current.  There were 19 investments on non-accrual status at December 31, 2011, and 25 at December 31 2010, with a fair value of $43.2 million and $122.0 million, respectively.  Amounts collected while on non-accrual status are applied as a reduction of the related principal balance.

Fee Income

Fees related to our Affordable Housing Equity segment’s Tax Credit Fund Partnerships sponsorship activities, associated with sponsoring Tax Credit Fund Partnerships and for assisting the funds in acquiring assets include:

i.)
Organization, offering and acquisition allowance fees are for reimbursement of costs we incur for organizing Tax Credit Fund Partnerships and for providing assistance in acquiring the properties to be included in the funds.  We recognize the organization, offering and acquisition allowance fee when the Tax Credit Fund Partnerships acquire properties.  The related expenses are included in general and administrative expenses.

ii.)
Property acquisition fees are for services we perform for the Tax Credit Fund Partnerships to acquire interests in Tax Credit Property Partnerships.  We recognize these fees when the investor equity is invested and as the properties’ limited partnership interests are acquired by the Tax Credit Fund Partnerships.

iii.)
Partnership management fees are for maintaining the books and records of Tax Credit Fund Partnerships, including requisite investor reporting.  We recognize these fees over the five-year contractual service period following the initial closing of the Tax Credit Fund Partnerships.

iv.)	Construction service fees from borrowers for servicing mortgage revenue bonds during the construction period are deferred and amortized into other income over the estimated construction period.

v.)	Administration fees charged to the Tax Credit Property Partnerships or to other entities we manage are recorded as the payments are received due to the uncertainty of collectability.

vi.)
Asset management fees from Tax Credit Fund Partnerships are recorded based on a percentage of each Tax Credit Fund Partnerships’ invested assets earned for monitoring the acquired property interests and to ensure that their development, leasing and operations comply with LIHTC or other tax credit requirements and are recognized when collectability is reasonably assured.

vii.)
Bond acquisition fees are paid by borrowers when we acquire mortgage revenue bonds.  These fees are recognized as yield adjustments in mortgage revenue bond interest income if we retain the bond or recognized immediately if we were to sell the bond.

Mortgage origination fees, earned by our Mortgage Banking and Affordable Housing Debt segment, are recognized when we settle the sale of a loan to the purchaser.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

Servicing fees related to mortgages are recognized on an accrual basis as the services are performed over the servicing period by our Mortgage Banking and Affordable Housing Debt segment.  These fees are generally based on a percentage of the balance of loans serviced, and we record them as earned on an accrual basis provided that collection is reasonably assured.

Credit intermediation fees, earned by our Affordable Housing Equity segment, are for transactions to provide specified rates of return for a tax credit fund.  These fees are received in advance, are deferred and amortized over the applicable risk-weighted periods on a straight-line basis.  For those pertaining to the construction and lease-up phase of a pool of properties, the periods are generally one to five years.  For those pertaining to the operational phase of a pool of properties, the period is approximately 20 years.  Fees for other credit intermediation transactions are received monthly and recognized as income when earned.

Other Revenues

We recognize gains upon the sale of mortgage loans if the sale price exceeds the carrying value and in connection with recording MSRs (see I. Mortgage Servicing Rights, Net above).

Other revenues also include prepayment penalties recognized at the time of prepayment of an investment and expense reimbursements for amounts billed to investment funds and other affiliated entities for reimbursement of salaries and certain other ongoing operating expenditures, which we recognize as earned based on collectability.

Rental Income

Rental income for Tax Credit Property Partnerships is accrued as earned based on underlying lease agreements.

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

We provide for exposure in connection with uncertain tax positions which requires significant judgment by management including determination, based on the weight of the tax law and available evidence, that it is more-likely-than-not that a tax result will be realized.  Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense on our Consolidated Statements of Operations.  As of December 31, 2011, we accrued no interest and no penalties related to uncertain tax positions.

For more information see Note 26.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

W.  Earnings per Share

We utilize the two-class method of calculating earnings per share (“EPS”), as redeemable shares (see Note 19) and unvested share grants (see Note 25) contractually entitle their holders to participate in dividends and earnings of the Company (rendering them “Participating Securities”). Accordingly, we allocate available earnings between the Common and Participating Security shareholders.  For purposes of the calculation, available earnings represent net income or loss attributable to the Company’s shareholders after deduction of:

•	preferred dividends (including cumulative dividends in arrears);

•	dividends to the holders of Participating Securities; and

•	charges to equity for the difference between the carrying amounts of redeemable securities and the redemption prices of those shares.

Net losses are not allocated to Participating Security shareholders.

Weighted average shares outstanding include Common Shares and Series A Convertible Community Reinvestment Act Preferred Shares (“Convertible CRA Shares”) that are not redeemable as they have the same economic benefits as the Common Shares.  Basic EPS is then calculated by dividing the available earnings allocated to Common Shareholders by the weighted average number of shares outstanding.

Diluted EPS is calculated using the weighted average number of shares outstanding during the period plus the dilutive effect of potential future issuances of common stock relating to stock compensation programs and other potentially dilutive securities using the treasury stock method.  Convertible redeemable shares and our subsidiaries’ convertible equity units are not included in the calculation as their assumed conversions would be anti-dilutive for the periods presented.

We present basic EPS for common stock; the diluted EPS amounts pertain to our Common Shares and non-redeemable, Convertible CRA Shares.

For more information see Note 27.

X.  Recently Issued and Adopted Accounting Standards

During 2011 we adopted the following new accounting pronouncements:

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

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

During 2011 the following accounting pronouncements were issued but have not yet been adopted:

•
In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements.  This update revises the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The update will be effective for interim and annual reporting periods beginning on or after December 15, 2011, early adoption is prohibited, and the amendments will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  The adoption of ASU 2011-03 will not have a material impact on our consolidated financial statements.

•
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  This update amends the existing fair value guidance to improve consistency in the application and disclosure of fair value measurements in U.S. GAAP and International Financial Reporting Standards.  ASU 2011-04 provides certain clarifications to the existing guidance, changes certain fair value principles, and enhances disclosure requirements.  The update will be effective for interim and annual reporting periods beginning on or after December 15, 2011, early adoption is prohibited, and the amendments will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Other than requiring additional disclosures, the adoption of ASU 2011-04 will not have an impact on our consolidated financial statements.

•
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  Prior to the issuance of ASU 2011-05, existing GAAP allowed three alternatives for presentation of other comprehensive income (“OCI”) and its components in financial statements.  ASU 2011-05 removes the option to present the components of OCI as part of the statement of changes in equity.  In addition, ASU 2011-05 requires consecutive presentation of the statement of operations and OCI and presentation of reclassification adjustments on the face of the financial statements from OCI to net income.  These changes apply to both annual and interim financial statements commencing, with retrospective application, for the fiscal periods beginning after December 15, 2011, with early adoption permitted.  The adoption of ASU 2011-05 impacts presentation only and will have no impact on our financial condition, results of operations or cash flows.

•
In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities. This update requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. This update is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods therein, and will be applied retrospectively.  This guidance does not amend the existing guidance on when it is appropriate to offset.  As a result, we do not expect ASU 2011-11 to impact our consolidated financial statements.

•
In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. This amendment is effective for interim and annual reporting periods beginning on or after December 15, 2011.  Early adoption is permitted and the amendments will be applied retrospectively.  We do not believe adoption of this new guidance will have a significant impact on our consolidated financial statements.

NOTE 3 – March 2010 Restructuring and Discontinued Operations

On March 5, 2010, we completed a comprehensive restructuring of the Company (the “March 2010 Restructuring”), whereby we:

•
Sold certain assets within what was previously our commercial real estate business and the subsidiary that constituted our portfolio management business to C-III Capital Partners LLC (together with its affiliates, “C-III”), a subsidiary of Island Capital Group LLC (“Island Capital”).  The assets sold included:

1.
Our co-investment and management interests in, and a loan receivable from, funds that were invested in commercial mortgage-backed securities and associated re-securitization trusts (“CMBS Fund Partnerships”) and a high-yield debt partnership (“High-Yield Debt Fund Partnership”) that the Commercial Real Estate segment managed and our co-investment and management interests in Centerline Urban Capital LLC (“CUC”);

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

2.	Our commercial mortgage-backed securities (“CMBS”) and retained-CMBS certificate investments;

3.	Our loan to American Mortgage Acceptance Company (“AMAC”);

4.	Our interests pursuant to collateral management agreements with respect to two collateralized debt obligations (“CDOs”) in which the High-Yield Debt Fund Partnership invested and AMAC’s CDO;

5.	Servicing assets with respect to CMBS re-securitization transactions; and

6.
Our interest in Centerline Servicing LLC (formerly known as Centerline Servicing Inc. (“CSI”), and now known as C-III Asset Management LLC) a subsidiary that engages in the business of servicing and special servicing, among others.

•
Amended and restructured our senior credit facility. The termed-out portion of our Revolving Credit Facility was reduced by $60.0 million that was assumed by C-III, by $5.0 million that was assumed by an affiliate of The Related Companies L.P. (“TRCLP”) and by $5.5 million that we repaid at the time of the March 2010 Restructuring. As part of the March 2010 Restructuring, the remaining termed-out portion and the revolving portion of the Revolving Credit Facility were restructured into a new Term Loan and Revolving Credit Facility (see Note 15);

•
Restructured our credit intermediation agreements. On March 5, 2010, we entered into with Natixis Capital Markets North America Inc. (“Natixis”) a Master Novation, Stabilization, Assignment, Allocation, Servicing and Asset Management Agreement (the “Natixis Master Agreement”) pursuant to which six of our credit intermediation agreements (with $400.5 million of potential exposure) originally transacted with CCG and CHC were terminated and assumed by Centerline Financial Holdings LLC (“CFin Holdings”), an isolated special purpose entity owned 90% by CCG and 10% by Natixis. Pursuant to an amendment to the Natixis Master Agreement entered into on June 30, 2010, one of the agreements that had been transacted with Centerline Financial LLC (“CFin or Centerline Financial”) (with $47.4 million of potential exposure) was novated and CFin Holdings assumed the obligations thereunder.  In addition, on March 5, 2010, the Company entered into with Merrill Lynch & Co., Inc. (“Merrill Lynch”) a Master Assignment, Stabilization, Assignment Allocation and Asset Management Agreement (the “Merrill Master Agreement”) pursuant to which the eight credit intermediation agreements (with $383.0 million of potential exposure) originally transacted with CCG and CHC were assigned and assumed by Centerline Guaranteed Holdings LLC (“Guaranteed Holdings”), an isolated special purpose entity and wholly owned subsidiary of CCG, which was capitalized with all current and future voluntary loans, receivables, and special limited partnership (“SLP”) fees associated with all Merrill Credit Enhanced Funds, deposit collateral of $46.3 million held by Merrill Lynch, and $0.1 million in cash (see Note 31);

•
Restructured various components of our equity and issued a new series of shares. On March 5, 2010 the Board approved a resolution creating a series of shares of beneficial interest in the Company designated as Special Series A Shares.  The Board authorized a total amount of 19.9 million of Special Series A Shares. Each Special Series A Share was equivalent to 15 Common Shares on an as-converted basis (the “Conversion Ratio”) as to both voting and economic rights.  Special Series A shareholders were entitled to distributions at the same time as, and only if, we paid distributions to our Common Shareholders.  Special Series A shareholders were also entitled to the same allocation of earnings as allocated to Common Shares and were not entitled to any liquidation preference.  Such distributions and allocations to Special Series A shareholders would be equivalent to that of the Common Shareholders multiplied by the Conversion Ratio. In connection with the March 2010 Restructuring, we issued a total of 19.3 million Special Series A Shares.  At that time, substantially all of the Convertible CRA Shares were converted into 14.0 million of Special Series A Shares.  At the time of the conversion, dividends in arrears of $25.0 million for the Convertible CRA Shares were eliminated.  In addition, upon conversion, we recorded an increase to Common Shareholder’s equity of $286.2 million, representing the difference between the carrying value of the Redeemable Securities at conversion and the fair value of the Special Series A Shares issued.  In connection with the March 2010 Restructuring, C-III purchased 4.1 million of these shares for total proceeds of $10.0 million.  In connection with the restructuring of our credit intermediation agreements, we issued 1.2 million Special Series A Shares to Natixis. Special Series A Shares were recorded to equity at fair value as of the date of issuance.  On October 6, 2010, our shareholders approved the proposed amendment to our trust agreement that, among other things, increased the number of our shares authorized for issuance from 160,000,000 shares to 800,000,000 shares.  At that time, all of the Special Series A shares automatically were converted at 1:15 ratio to 289,879,185 Common Shares, and;

•
Settled the majority of our unsecured liabilities. In connection with the March 2010 Restructuring, we settled the liability with respect to lease obligations for two office spaces no longer in use for $5.2 million in cash, which was less than that accrued as lease termination costs.  As a result of the settlement, we recorded a reduction of $48.0 million in lease termination costs as a recovery of provision for losses in the first quarter of 2010. We also settled a $27.7 million liability (for $4.4 million in cash) with respect to a portion of transaction costs payable and related accrued interest payable in connection with the December 2007 re-securitization.  As a result of the settlement, we recognized a gain on settlement of liability of $23.3 million in the first quarter of 2010.  We also settled a $2.3 million liability with another vendor associated with the office space to which one of the lease terminations related, resulting in an additional $2.0 million gain on settlement of liability that we recorded in the first quarter of 2010.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

As part of the March 2010 Restructuring, we received total proceeds of $110.0 million of which $10.0 million was attributed to the sale of 4.1 million shares of Special Series A shares to C-III.  The total proceeds attributable to the sale of assets were $100.0 million including the $60.0 million of our senior secured debt obligations that were due under our Term Loan and Revolving Credit Facility and term loan agreement and that were assumed by C-III.  Cash proceeds attributable to the assets and interests disposed of amounted to $37.8 million after taking into consideration $2.2 million of working capital at the sold entities, but before amounts paid by the purchaser relating to certain assumed liabilities.  Cash proceeds were used to fund $10.0 million placed in escrow, settle liabilities with unsecured creditors and pay closing costs.

As a result of the March 2010 Restructuring, the Company exited in its entirety the Commercial Real Estate Fund Management and Portfolio Management core business segments, and has no continuing involvement in those operations subsequent to the transaction.  Accordingly, for all periods presented, the operating results, assets and liabilities, and certain operating cash flows of the Commercial Real Estate Fund Management and Portfolio Management segments are presented separately in discontinued operations in our consolidated financial statements.  The notes to the consolidated financial statements, unless otherwise noted, have been adjusted to exclude discontinued operations.

Operating results from discontinued operations were as follows:

	Year Ended December 31,
(in thousands)	2011	2010

Operating revenues	$--	$1,096,271
Operating expenses	253	(1,046,726)

Operating income from discontinued operations	253	49,545 (1)

Gain from liquidation of fund partnership	--	91,764 (2)

Gain on sale of discontinued operations	--	20,500

Income tax provision	--	(531)

Net income from discontinued operations	253	161,278

Net income attributed to non-controlling interests – discontinued operations	--	(89,918)

Net income attributed to Centerline Holding Company shareholders – discontinued operations	$253	$71,360

(1)   Comprised of an approximately $64.0 million reversal of loan loss reserves due to the March 2010 Restructuring, established pursuant to our adoption of ASU 2009-17, which revised the consolidation model with respect to VIEs, offset by losses from operating activity.
(2)   Principally comprised of non-cash reversals of impairments recorded on liquidated CMBS investments due to the March 2010 Restructuring.

NOTE 4 – Market Conditions and Liquidity

Our primary sources of capital to meet long-term liquidity needs include cash provided by operations, debt and various types of equity offerings, including equity of our subsidiaries.  Recent economic events have limited these sources of liquidity in two key areas:

•	low price of our Common Shares has made obtaining equity capital through equity offerings extremely difficult and uneconomical for us; and

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

•	the lower level of debt financing available in the marketplace.

During the year ended December 31, 2011, management actively pursued strategies to maintain and improve our cash flow from operations, including

•	increasing revenues through increased volume of mortgage originations, Tax Credit Fund Partnership originations, and growth of assets under management;

•	instituting measures to reduce general and administrative expenses;

•	continuing to sell and/or monetize investments that do not meet our long-term investment criteria;

•	reducing our risk of loss by continuing to improve our Asset Management infrastructure;

•	increasing access to asset-backed warehouse facilities;

•	improving collection of Tax Credit Fund Partnership fees through improved monitoring and asset disposition; and

•	restructuring and execution of agreements to increase cash flow from our Freddie Mac B Certificates.

In 2011, we raised $142.2 million of gross equity in new Affordable Housing Equity Tax Credit Fund Partnerships and continue to actively pursue new opportunities that will generate additional liquidity in the form of fee income for us.  With the closing of the new Tax Credit Fund Partnerships, we received $7.6 million in fees, which improved our cash flow and liquidity.

We use asset-backed warehouse facilities to fund mortgage originations in our Mortgage Banking and Affordable Housing Debt segments.

On November 2, 2010, Fannie Mae issued changes to the DUS Capital Standards that became effective January 1, 2011.  Among other provisions, the revised DUS Capital Standards raised the Restricted Liquidity Requirement by 25 basis points on Tier 2 mortgage loans and is being phased-in quarterly through the first quarter of 2014.  The Company’s implementation of the revised DUS Capital Standards through the first quarter of 2014 would increase the collateral required for our existing DUS portfolio by approximately $8.3 million assuming the full 25 basis point increase in the collateral requirement was applied to our current portfolio balance.  During the year ended December 31, 2011, the collateral required for our DUS portfolio increased by $1.3 million.  As of December 31, 2011, we are in compliance with the collateral requirement.

In June 2011, CFin Holdings repaid, using its own cash, $20.0 million in principal amount of the CFin Holdings Credit Agreement.  At that time the credit facility commitments were terminated and accrued and capitalized interest of $2.6 million was waived, resulting in a gain on settlement of liabilities in the amount of $2.6 million for the twelve months ended December 31, 2011.

In an effort to lower overhead expenses and improve our cash flow from operations, in August 2011, we entered into a lease modification and partial surrender agreement (“Surrender Agreement”) relating to our previous headquarters located at 625 Madison Avenue in New York.  We simultaneously entered into a 15 year agreement to lease office space at 100 Church Street (“100 Church Street Lease”) which effective February 2012 is used as our New York headquarters.  Except for the space that we are subletting, we ceased use of the space at 625 Madison Avenue in February 2012.

In connection with the Surrender Agreement, we anticipate a total cash savings of approximately $11 million through December 2017 which is when the original lease for space at 625 Madison Avenue would have expired.  This savings includes base rent savings, lower operating costs for the new space, and municipal tax incentives, net of estimated moving costs, brokerage fees, capital improvements, and other surrender costs.

As of December 31, 2011, we had 320,291 Convertible CRA Shares outstanding.  As we had not repurchased these Convertible CRA Shares as of January 1, 2012, the holders of the Convertible CRA Shares have the option to require us to purchase the Convertible CRA Shares for the original gross issuance price per share (plus accumulated and unpaid distributions), which totaled approximately $6.0 million as of December 31, 2011.  Due to the terms of the Credit Agreement, we are restricted from meeting this requirement.  We are exploring with the shareholders various ways to mitigate the above-referenced repurchase risk (see also Note 32).

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

NOTE 5 – Fair Value Disclosures

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

B.  Financial Assets and Liabilities

Certain assets are “marked to market” every reporting period (i.e., on a recurring basis) in accordance with GAAP.  Other assets are carried at amortized cost (such as mortgage loans held for investment), are initially recorded at fair value and amortized (such as MSRs) or are carried at the lower of cost or fair value (mortgage loans held for sale); these are tested for impairment periodically and would be adjusted to fair value if impaired (i.e., measured on a non-recurring basis).

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

The following tables present the information about our assets and liabilities recorded at fair value as of December 31, 2011 and 2010, and indicate the fair value hierarchy of the valuation techniques we utilize to determine fair value:

(in thousands)	Level 1	Level 2	Level 3	Balance as of December 31, 2011

Measured on a recurring basis:

Assets
Available-for-sale investments:
Freddie Mac Certificates:
Series A-1	$--	$--	$134,360	$134,360
Series B	--	--	64,857	64,857
Mortgage revenue bonds	--	--	195,138	195,138
Total available-for-sale investments	$--	$--	$394,355	$394,355

Interest rate swaps	$--	$1,488	$--	$1,488

Liabilities
Interest rate swaps	$--	$28,737	$--	$28,737

(in thousands)	Level 1	Level 2	Level 3	Balance as of December 31, 2010

Measured on a recurring basis:

Assets
Available-for-sale investments:
Freddie Mac Certificates:
Series A-1	$--	$--	$129,406	$129,406
Series B	--	--	63,215	63,215
Mortgage revenue bonds	--	--	292,659	292,659
Total available-for-sale investments	$--	$--	$485,280	$485,280

Interest rate swaps	$--	$742	$--	$742

Liabilities
Interest rate swaps	$--	$18,831	$--	$18,831

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

The following table presents additional information about assets measured at fair value on a recurring basis and for which we utilized Level 3 inputs to determine fair value:

	Year Ended December 31, 2011

(in thousands)	Series A-1 Freddie Mac Certificates	Series B Freddie Mac Certificates	Mortgage revenue bonds		Total

Balance at January 1, 2011	$129,406	$63,215	$292,659		$485,280
Total realized and unrealized gains or (losses):
Realized gain recorded in Consolidated Statements of Operations	--	1,186	--		1,186
Unrealized gain (loss) recorded in other comprehensive income (loss)	2,534	9,215	(23,788)		(12,039)
Amortization or accretion	(13)	(10,025)	184		(9,854)
Purchases, issuances, settlements and other adjustments(5)	2,433	1,266	(73,917	)(4)	(70,218)
Net transfers in and/or out of Level 3	--	--	--		--
Balance at December 31, 2011	$134,360	$64,857	$195,138		$394,355

Amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2011	$--	$1,186	$--		$1,186

	Year Ended December 31, 2010

(in thousands)	Series A-1 Freddie Mac Certificates	Series B Freddie Mac Certificates		Mortgage Revenue Bonds		Total

Balance at January 1, 2010	$183,093	$61,003		$245,671		$489,767
Total realized and unrealized gains or (losses):
Realized (loss) gain recorded in Consolidated Statements of Operations	--	(77,865	)(1)	1,741	(2)	(76,124)
Unrealized (loss) gain recorded in other comprehensive income (loss)	(1,474)	93,839		1,209		93,574
Amortization or accretion	--	(13,285)		220		(13,065)
Purchases, issuances, settlements and other adjustments(5)	(52,213)	(477)		43,818	(3)	(8,872)
Net transfers in and/or out of Level 3	--	--		--		--
Balance at December 31, 2010	$129,406	$63,215		$292,659		$485,280

Amount of total loss for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2010	$--	$(77,865	)(1)	$--		$(77,865)

(1)	Includes amounts recorded in “Loss on impairment of assets” (Note 24) in the Consolidated Statements of Operations.
(2)	Recorded in “Gain from repayment or sale of investments” in the Consolidated Statements of Operations.
(3)
Reflects de-recognition of seven mortgage revenue bonds which were transferred out of special servicing, five bonds that were settled and seven mortgage revenue bonds that were eliminated in consolidation, as a result of the consolidation of the underlying properties upon obtaining control of the related Tax Credit Property Partnerships in 2010 and principal paydowns, net of re-recognition of twenty-five mortgage revenue bonds in the 2007 re-securitization as assets.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

(4)
Reflects de-recognition of four mortgage revenue bonds which were transferred out of special servicing and ten mortgage revenue bonds that were eliminated in consolidation, as a result of the consolidation of the underlying properties upon obtaining control of the related Tax Credit Property Partnerships in 2011 and principal paydowns, net of re-recognition of nine mortgage revenue bonds in the 2007 re-securitization as assets.

(5)	No purchases, issuances or settlements occurred during the reporting period.

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

Mortgage loans held for sale
Fair value is estimated by calculating the assumed gain/loss of the expected loan sale to the buyer, the expected net future cash flows associated with the servicing of the loan and the effects of interest rate movements between the date of rate lock and the balance sheet date.

MSRs	Fair value is determined as described in Note 2.

Secured financing
Fair value is estimated using either quoted market prices or discounted cash flow analyses based on our current borrowing rates for similar types of borrowing arrangements, which reflect our current credit standing.

Preferred shares of subsidiary (subject to mandatory repurchase)	Fair value is determined as described for Series A-1 Freddie Mac certificates in Note 2 as the preferred shares are economically defeased by those investments.

Fixed-rate notes payable	Fair value is estimated by utilizing the present value of the expected cash flows discounted at a rate for comparable tax-exempt investments.

The following table presents information about our financial assets and liabilities that are not carried at fair value:

	December 31, 2011		December 31, 2010
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Mortgage loans held for investment	$1,335	$1,335	$1,405	$1,405
Other investments	--	--	502	191
Mortgage loans held for sale	188,855	196,669	75,365	77,559
MSRs	72,520	78,814	65,614	72,566
Secured financing	618,163	474,968	665,875	595,163
Preferred shares of subsidiary (subject to mandatory repurchase)	55,000	61,981	55,000	62,744

Consolidated Partnerships:
Fixed-rate notes payable	156,643	99,527	137,054	88,126

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

NOTE 6 – Variable Interest Entities

Consistent with the provisions of ASU 2009-17, Consolidations, we consolidate all of the Tax Credit Fund Partnerships that we sponsor and manage as we control the operation of these partnerships.  The Tax Credit Fund Partnerships invest equity capital raised from investor partners.  Our involvement with the funds includes one or more of the following:

•	providing asset management and fund management services;

•	acting as general partner;

•	underwriting and acquiring assets on behalf of the funds;

•	on occasion, warehousing investments on our balance sheet and selling them to the fund; and

•	disposing of fund assets.

The Tax Credit Fund Partnerships’ assets and liabilities are detailed and described in Note 14.

With the exception of certain funds where we have an obligation to cover operating expense shortfalls, we are not obligated to provide financial support to the entities.  We may elect to provide financial support to protect certain debt positions we hold associated with the funds’ assets and/or to protect our clients’ investments.  During the year ended December 31, 2011, we provided financial support to certain of the entities included in our designation of Consolidated Partnerships through loans to Tax Credit Fund Partnerships (see Note 31).

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

Collateral	Balance Sheet Classification	Carrying Amount of Collateral at December 31, 2011 (in thousands)	Associated Debt Facility/Liability

Cash at Centerline Mortgage Capital Inc. (“CMC”)	Restricted cash	$12,134	Mortgage loan loss sharing agreements (Note 31)

Cash at Centerline Financial	Cash and cash equivalents	$66,478	Affordable Housing Yield transactions (Note 31) and Centerline Financial undrawn credit facility (Note 15)(1)

Cash at Guaranteed Holdings	Cash and cash equivalents	$13	Affordable Housing Yield transactions (Note 31)

Series A-1 Freddie Mac Certificates at Equity Issuer	Investments – available-for-sale – Freddie Mac certificates (Note 8)	$115,065	Preferred shares of subsidiary(2) (Notes 18 and 21)

Series A-1 Freddie Mac Certificates at Guaranteed Holdings	Investments – available-for-sale – Freddie Mac certificates (Note 8)	$19,295	Affordable Housing Yield transactions (Note 31)

Mortgage loans at CMC and Centerline Mortgage Partners Inc. (“CMP”)	Other investments – mortgage loans held for sale (Note 10)	$188,855	Mortgage Banking warehouse and repurchase facilities (Note 15)

Cash collateral posted with counterparties at Guaranteed Holdings	Deferred costs and other assets, net (Note 13)	$44,705	Affordable Housing Yield transactions (Note 31)

(1)	These assets are subject to a priority lien related to the Affordable Housing Yield transactions and a subordinated lien related to the Centerline Financial undrawn credit facility.
(2)	While not collateral, these assets economically defease the preferred shares of subsidiary.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

We are required as part of our mortgage loan loss sharing agreements with Freddie Mac to provide security for payment of the reimbursement obligation.  The collateral can include a combination of the net worth of one of our Mortgage Banking subsidiaries, a letter of credit and/or cash.  To meet this collateral requirement, we have provided to Freddie Mac letters of credit totaling $12.0 million issued by Bank of America as a part of our Revolving Credit Facility (see Note 31).

In accordance with the requirements of its operating agreement, Centerline Financial has a cash balance of $66.5 million as of December 31, 2011 in order to maintain its minimum capital requirements.  In addition, in accordance with the requirements of the Centerline Financial operating agreement, one of our subsidiaries pledged two taxable bonds with an aggregate notional amount of $3.2 million and the associated cash received on these bonds to Centerline Financial in order for Centerline Financial to maintain its minimum capital requirements.  As these assets are pledged between two of our subsidiaries they were excluded from the table above.

NOTE 8 – Available-for-Sale Investments

Available-for-sale investments consisted of:

	December 31,
(in thousands)	2011	2010

Freddie Mac Certificates:
Series A-1	$134,360	$129,406
Series B	64,857	63,215
Mortgage revenue bonds	195,138	292,659

Total	$394,355	$485,280

A.  Freddie Mac Certificates

We retained Series A-1 and Series B Freddie Mac Certificates in connection with the December 2007 re-securitization of the mortgage revenue bond portfolio with Freddie Mac.  The Series A-1 Freddie Mac Certificates are fixed rate securities, whereas the Series B Freddie Mac Certificates are residual interests of the re-securitization trust.

Series A-1

Information with respect to the Series A-1 Freddie Mac Certificates is as follows:

	December 31,
(in thousands)	2011	2010

Amortized cost basis	$177,579	$177,592
Gross unrealized gains	21,344	17,865
Fair value	198,923	195,457
Less: eliminations(1)	(64,563)	(66,051)

Consolidated fair value	$134,360	$129,406

(1)    A portion of the Series A-1 Certificates relate to re-securitized mortgage revenue bonds that are not reflected as sold for GAAP purposes. Accordingly, that portion is eliminated in consolidation. The change from December 31, 2010 resulted from the re-recognition of three mortgage revenue bonds, the de-recognition of five bonds due to the transfer in and out of special servicing and fluctuations due to changes in the fair value of the asset.

During the years ended December 31, 2011 and 2010, we received $10.8 million and $15.7 million in cash, respectively, in interest from the Series A-1 Freddie Mac Certificates.  The decrease in interest is primarily due to the sale of $55.0 million of Series A-1 Freddie Mac Certificates in December 2010, the proceeds of which were used to retire a portion of the preferred shares of our subsidiary Equity Issuer.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

Series B

Information with respect to the Series B Freddie Mac Certificates is as follows:

	December 31,
(in thousands)	2011	2010

Amortized cost basis	$30,915	$42,021
Gross unrealized gains (losses)	35,573	(6,067)
Subtotal/fair value(1)	66,488	35,954
Eliminations(2)	(1,631)	27,261

Consolidated fair value	$64,857	$63,215

(1)   The fair value increased primarily due to the restructuring of the Merrill Master Agreement which increased cash flows therefore increasing the fair value of the Series B Freddie Mac Certificates.
(2)   A portion of the Series B Certificates relates to re-securitized mortgage revenue bonds that were not reflected as sold. Accordingly, that portion is eliminated in consolidation. The change from December 31, 2010 primarily resulted from fluctuations due to changes in the fair value of the asset.

During the years ended December 31, 2011 and 2010, we received $27.4 million and $28.2 million, respectively, in interest from the Series B Freddie Mac Certificates.

Delinquent collateral loans underlying the certificates had an unpaid principal balance of $120.2 million and $190.0 million at December 31, 2011 and 2010, respectively; projected remaining losses are estimated at 3.55% or $90.1 million of the underlying securitization.  At December 31, 2011, there were no actual losses in the underlying securitization.  Due to projections of declining cash flows (including the projected impact of a restructuring of the underlying mortgage revenue bonds as discussed in Note 24), we recorded OTTI of $78.0 million on these investments in 2010.  No impairments were recorded on these investments in 2011.

During 2010, three of the underlying properties pertaining to five bonds that were in foreclosure were sold to third parties at a loss.  One of the bonds was included in the stabilized escrow pool.  In order to fully pay down the bond’s outstanding principal, plus accrued interest, to the Series A-1 Freddie Mac Certificates as required per the securitization agreements, a release of $4.4 million was made from the stabilization escrow.  A loss of $7.8 million for the other two mortgage revenue bonds was absorbed by the principal of the Series B Freddie Mac Certificates.  There was no such loss during 2011.

Key fair value assumptions used in measuring the Series B Freddie Mac Certificates are provided in the table below:

	December 31,
	2011		2010

Weighted average discount rate	26.0%		26.0%
Constant prepayment rate	90.0%		90.0%
Weighted average life	8.3	years	9.1	years
Constant default rate	2.0%		2.0%
Default severity rate	21.0%		21.0%

The weighted average life of assets in the pool that can be prepaid was 8.1 years as of December 31, 2011 and 8.8 years as of December 31, 2010.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

The fair value and the sensitivity of the fair value to immediate adverse changes in those assumptions are as follows:

(in thousands)	December 31, 2011

Fair value of Freddie Mac B Certificates	$64,857

Constant prepayment rate:
Fair value after impact of 5% adverse change	64,607
Fair value after impact of 10% adverse change	63,783

Discount rate:
Fair value after impact of 5% adverse change	56,512
Fair value after impact of 10% adverse change	50,086

Constant default rate:
Fair value after impact of 1% adverse change	58,936
Fair value after impact of 2% adverse change	53,277

Default severity rate:
Fair value after impact of 5% adverse change	63,948
Fair value after impact of 10% adverse change	62,505

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

B.  Mortgage Revenue Bonds

The following tables summarize our mortgage revenue bond portfolio:

	December 31,
(in thousands)	2011	2010

Securitized:
Included in December 2007 re-securitization transaction and accounted for as financed	$191,564	$289,614
Not securitized	3,574	3,045

Total at fair value	$195,138	$292,659

Our mortgage revenue bond portfolio decreased from 48 bonds as of December 31, 2010 to 43 bonds as of December 31, 2011.  The decrease in the value of our mortgage revenue bond portfolio is attributable to (i) the decrease in fair value of $23.8 million, (ii) the elimination in consolidation of ten additional bonds in the amount of $69.9 million as a result of the consolidation of the underlying properties upon obtaining control of the related Tax Credit Property Partnerships in 2011, (iii) the transfer out of special servicing and the de-recognition of four bonds in the amount of $21.4 million, (iv) principal paydowns of $7.6 million and (v) the transfer into special servicing and the re-recognition of nine bonds in the amount of $25.2 million.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

		Face Amount of Bond(1)		Fair Value at December 31, 2011
(dollars in thousands)	Number of Bonds	Amount	% of Total	Amount	% of Total	Current Stated Interest Rate

By Property Status:
Stabilized	23	$147,406	43.3%	$78,800	40.4%	7.0%
Lease-up	20	192,969	56.7	116,338	59.6	6.3
2011 Total	43	$340,375	100.0%	$195,138	100.0%	6.6%

By State:(2)
Texas	14	$153,050	45.0%	$105,459	54.0%	6.5%
California	6	30,787	9.0	11,059	5.7	5.8
Missouri	5	30,325	8.9	6,744	3.5	5.7
Georgia	3	16,000	4.7	6,466	3.3	6.8
All Others	15	110,213	32.4	65,410	33.5	6.9
2011 Total	43	$340,375	100.0%	$195,138	100.0%	6.6%

By Maturity Date:
2012 – 2015	3	$3,368	1.0%	$965	0.5%	6.0%
2016 – 2020	2	1,562	0.5	412	0.2	8.1
2021 – 2025	2	11,250	3.3	5,711	2.9	7.6
2026 – 2030	1	2,200	0.6	982	0.5	8.5
2031 – 2035	4	26,005	7.6	23,129	11.9	6.6
2036 – 2040	4	30,141	8.9	15,809	8.1	7.2
2041 – 2045	21	206,990	60.8	110,421	56.6	6.6
2046 and After	6	58,859	17.3	37,709	19.3	5.9
2011 Total	43	$340,375	100.0%	$195,138	100.0%	6.6%

(1)	Original principal amount at issuance.
(2)	Certain properties collateralize multiple mortgage revenue bonds; only one bond is included to avoid duplication.

The amortized cost basis of our portfolio of mortgage revenue bonds and the related unrealized gains and losses were as follows:

	December 31,
(in thousands)	2011	2010

Amortized cost basis	$219,469	$293,203
Gross unrealized gains	18,960	16,650
Gross unrealized losses	(43,291)	(17,194)

Fair value	$195,138	$292,659

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

For mortgage revenue bonds in an unrealized loss position as of the dates presented, the fair value and gross unrealized losses, aggregated by length of time that individual bonds have been in a continuous unrealized loss position, is summarized in the table below:

(dollars in thousands)	Less than 12 Months	12 Months or More	Total

December 31, 2011

Number	11	14	25
Fair value	$43,098	$42,021	$85,119
Gross unrealized loss	$14,622	$28,669	$43,291

December 31, 2010

Number	17	4	21
Fair value	$73,396	$25,292	$98,688
Gross unrealized loss	$9,230	$7,964	$17,194

We have evaluated the nature of the unrealized losses above and have concluded that they are temporary and should not be realized at this time as de-recognition of these bonds, should it occur, would not result in a loss.

NOTE 9 – Equity Method Investments

The table below presents the components of equity method investments as of:

	December 31,
(in thousands)	2011	2010

Equity interests in Tax Credit Property Partnerships	$8,794	$5,635

We acquire interests in entities that own tax credit properties.  We hold these investments on a short-term basis for inclusion in future Affordable Housing Equity segment investment fund offerings.  We expect to sell these investments at cost into these Tax Credit Fund Partnerships.  During 2011, we sold equity method investments to multi-investor LIHTC funds which raised $142.2 million in gross equity.  During 2011, we acquired interests in 13 entities that own tax credit properties and sold 11 properties into LIHTC investment funds.

NOTE 10 – Mortgage Loans Held for Sale and Other Assets

The table below presents the components of other investments:

	December 31,
(in thousands)	2011	2010

Mortgage loans held for sale	$188,855	$75,365
Mortgage loans held for investment	1,335	1,405
Stabilization escrow	2	15
Other investments	--	502

Total	$190,192	$77,287

A.	Mortgage Loans Held for Sale

Mortgage loans held for sale include originated loans either pre-sold to Government Sponsored Enterprises (“GSEs”), such as Fannie Mae and Freddie Mac or to the Government National Mortgage Association (“Ginnie Mae”) under contractual sale obligations that normally settle within 30 days of origination.  In many cases, the loans sold to GSEs are used as collateral for mortgage-backed securities issued and guaranteed by GSEs and traded in the open market.  Mortgage loans held for sale can differ widely from period to period depending on the timing and size of originated mortgages and variances in holding periods prior to sale.  Loans closed and funded during 2011 were $1.4 billion.  Loans sold and settled during 2011 were $1.3 billion.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

B.	Mortgage Loans Held for Investments

Mortgage loans held for investments are made up primarily of promissory notes that we hold net of any reserve for uncollectibility.

C.	Stabilization Escrow

In connection with management’s strategy to manage the risks arising from the operations of certain property partnerships (see Affordable Housing Transactions in Note 31), we expect the remaining cash balance of $39.6 million to be used to restructure the debt of those property partnerships.  Accordingly, it was fully reserved.

NOTE 11 – Goodwill and Intangible Assets, Net

A.  Intangible Assets, Net

The components of other intangible assets, net are as follows as of December 31:

(dollars in thousands)	Estimated Useful Life (in Years)	Gross Carrying Amount		Accumulated Amortization		Net
		2011	2010	2011	2010	2011	2010

Amortized intangible assets:
Transactional relationships	5.0	$73,400	$73,400	$73,361	$73,217	$39	$183
General partner interests	9.0	5,100	5,100	4,601	4,035	499	1,065
Weighted average life/subtotal	6.2	78,500	78,500	77,962	77,252	538	1,248

Unamortized intangible assets:
Mortgage banking licenses and approvals with no expiration		8,246	8,246	--	--	8,246	8,246

Total		$86,746	$86,746	$77,962	$77,252	$8,784	$9,494

Amortization expenses recorded in connection with the intangible assets were $0.7 million in 2011 and $7.8 million in 2010.

The estimated amortization expense for other intangible assets for the next five years is as follows:

(in thousands)

2012	$534
2013	4

B.  Goodwill Impairment

In the fourth quarter of 2010, as a result of our annual goodwill impairment assessment, we determined that the remainder of the goodwill associated with our affordable housing business was impaired.  This resulted in a $93.3 million impairment charge attributed to our acquisition of CAHA.  The impairment was principally due to our lack of origination of LIHTC equity during 2010, which caused us to make downward revisions to our forecasted cash flows and expected returns from the operation of the affordable housing business.  Both these factors resulted in a decline in enterprise value and an impairment of goodwill.  As of December 31, 2010, goodwill associated with our acquisition of CAHA has been fully impaired.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

NOTE 12 – Mortgage Servicing Rights, Net

The components of the change in MSRs and related reserves were as follows:

(in thousands)

Balance at January 1, 2010	$60,423
MSRs capitalized	15,797
Amortization	(10,606)
Balance at December 31, 2010	65,614
MSRs capitalized	19,051
Amortization	(12,145)
Balance at December 31, 2011	$72,520

The estimated amortization expense for the MSRs for the next five years is as follows:

(in thousands)

2012	$9,885
2013	8,407
2014	8,464
2015	7,371
2016	6,445

While the balances above reflect our policy to record MSRs initially at fair value and amortize those amounts, presented below is information regarding the fair value of the MSRs.  The fair value and significant assumptions used in estimating it were as follows:

	December 31,
	2011	2010

Fair value of MSRs	$78,814	$72,566
Weighted average discount rate	17.64%	17.64%
Weighted average pre-pay speed	9.50%	9.24%
Weighted average lockout period (years)	4.1	4.1
Weighted average default rate	0.72%	0.62%
Cost to service loans	$2,284	$2,219
Acquisition cost (per loan)	$1,484	$1,477

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

The table below illustrates hypothetical fair values of MSRs, caused by assumed immediate changes to key assumptions which are used to determine fair value.

(in thousands)	December 31, 2011

Fair value of MSRs	$78,814

Prepayment speed:
Fair value after impact of 10% adverse change	78,157
Fair value after impact of 20% adverse change	77,506

Discount rate:
Fair value after impact of 10% adverse change	74,979
Fair value after impact of 20% adverse change	71,506

Default rate:
Fair value after impact of 10% adverse change	78,702
Fair value after impact of 20% adverse change	78,602

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

Servicing fees we earned as well as those received with respect to the December 2007 re-securitization transaction (all of which are included in “Fee Income” in our Consolidated Statements of Operations) were as follows:

	Years Ended December 31,
(in thousands)	2011	2010

Total servicing fees	$24,514	$22,840
Servicing fees from securitized assets (included in Total servicing fees)	$2,123	$2,099

NOTE 13 – Deferred Costs and Other Assets, Net

The components of deferred costs and other assets, net are presented in the table below:

(in thousands)	December 31, 2011	December 31, 2010

Deferred financing and other costs(1)	$11,854	$12,317
Less: Accumulated amortization	(4,041)	(3,984)

Net deferred costs	7,813	8,333

Collateral posted with counterparties	44,763	46,327
Interest and fees receivable, net	6,102	4,749
Other receivables	6,443	9,165
Furniture, fixtures and leasehold improvements, net	3,926	1,643
Other	6,744	6,469

Total	$75,791	$76,686

(1) Excludes items included in deferred financing and other costs that have been fully amortized.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

NOTE 14 – Consolidated Partnerships

The Company, through its Affordable Housing Equity segment, originates and manages Tax Credit Fund Partnerships.  The Company, through one of its affiliates, controls SLP interests in each of the Tax Credit Property Partnerships acquired by the Tax Credit Fund Partnerships.  In our role as SLP, we are able to remove the existing general partner from the Tax Credit Property Partnerships and assume control only for due cause related to the nonperformance of the general partner.  The Tax Credit Fund Partnerships and Tax Credit Property Partnerships, in which the Company has a substantive controlling general partner or managing member interest or in which it has concluded it is the primary beneficiary of a VIE, are being consolidated although the Company has practically no economic interest in such entities.  These Tax Credit Fund Partnerships and Tax Credit Property Partnerships are included within our Consolidated Partnerships.

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

Financial information presented for certain of the Tax Credit Fund Partnerships and Tax Credit Property Partnerships is as of September 30, 2011 and 2010 and the twelve months ended September 30, 2011 and 2010, the most recent date for which information is available.

Assets and liabilities of Consolidated Partnerships consisted of the following:

	December 31,
(in thousands)	2011	2010

Assets:
Equity interests in Tax Credit Property Partnerships	3,079,803	3,302,667
Land, buildings and improvements, net	460,804	567,073
Other assets	264,437	282,665

Total assets	$3,805,044	$4,152,405

Liabilities:
Notes payable	$156,643	$137,054
Due to Tax Credit Property Partnerships	132,246	86,642
Other liabilities	319,256	273,409

Total liabilities	$608,145	$497,105

Net eliminations(1)	557,444	524,683

Equity:
Non-controlling interests	2,633,604	3,124,755
Centerline Holding Company	5,851	5,862
Total equity	2,639,455	3,130,617

Total liabilities and equity	$3,805,044	$4,152,405
(1) Reflects the impact on assets and liabilities for transactions eliminated between the Company and Consolidated Partnerships.

Equity Interests in Tax Credit Property Partnerships

The Tax Credit Fund Partnerships invest in low-income housing property-level partnerships that generate tax credits and tax losses.  Neither we nor the Tax Credit Fund Partnerships control these Tax Credit Property Partnerships and, therefore, we do not consolidate them in our financial statements.  “Equity interests in Tax Credit Property Partnerships” represents the limited partner investments in those Tax Credit Property Partnerships, which the Tax Credit Fund Partnerships carry on the equity method of accounting.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

The reduction for the current period is due primarily to the equity losses of $304.2 million (primarily resulting from non-cash depreciation expense) recognized in the current period, the sale of Tax Credit Property Partnerships of $5.4 million, and cash distributions of $17.3 million to the limited partners, partially offset by an increase in investment in new Tax Credit Property Partnerships of $111.2 million.

Land, Buildings and Improvements, Net

Land, buildings and improvements are attributable to the Tax Credit Property Partnerships we consolidate as a result of gaining significant control over their general partner.  Land, buildings and improvements to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring and developing the properties.  The cost is depreciated over the estimated useful lives using primarily the straight-line method.  Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized.  At the time of retirement and otherwise disposal, the cost (net of accumulated depreciation) and related liabilities are eliminated and the profit or loss on such disposition is reflected in earnings.

Land, buildings and improvements are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  The determination of asset impairment is a two-step process.  First, the carrying amount of the asset is deemed not recoverable if it exceeds the sum of the undiscounted cash flows and the projected cash proceeds from the eventual sale of the asset.  If such estimates are below the carrying amount, the impairment loss is measured as the amount by which the carrying amount of the asset exceeds fair value, which is determined by a direct capitalization method by applying a capitalization rate obtained from market data for comparative investments to stabilized net operating income levels.

The decrease for the current period is due primarily to a $80.5 million reduction in the carrying basis of land, buildings and improvements relating to equity investments for certain properties due to impairments.  The decrease for the current period also includes receivable reserve of $50.8 million between the Tax Credit Property Partnerships and the Tax Credit Fund Partnerships as a result of an increase in impairments recognized on equity investments and receivables due from the Tax Credit Property Partnerships, $8.1 million related to properties that were sold or foreclosed upon and current period depreciation of $28.4 million.  This was partially offset by $57.0 million of additional properties consolidated during 2011 and net fixed asset additions of $4.5 million for certain properties.

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

The increase is primarily due to five properties whose mortgage revenue bonds and other liabilities of $43.7 million are no longer eliminated in consolidation as a result of the bonds being de-recognized after being removed from special servicing (see Note 8).  There were also additional borrowings by Tax Credit Property Partnerships of $4.8 million.  This was partially offset by repayments of mortgages of $12.3 million and the sale of properties with mortgage balances of $13.1 million.

Due to Tax Credit Property Partnerships

The partnership agreements of the Tax Credit Property Partnerships stipulate the amount of capital to be funded and the timing of payments of that capital.  “Due to Tax Credit Property Partnerships” represents the unfunded portion of those capital commitments. The increase for the current period pertains primarily to commitments related to the acquisition of new Tax Credit Property Partnerships of $71.2 million, partially offset by the funding of capital commitments by the Tax Credit Fund Partnerships.

Other Liabilities

The increase in other liabilities is primarily due to fees accrued for the current period as well as a decrease in the elimination of other liabilities between Tax Credit Fund Partnerships and the Company.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

Revenues and expenses of Consolidated Partnerships consisted of the following:

(in thousands)	2011	2010

Interest income	$1,119	$1,222
Rental income	102,523	106,350
Other revenues	1,665	4,601

Total revenues	$105,307	$112,173

Interest expense	$18,361	$17,884
Loss on impairment of assets	84,023	23,350
Other expenses:
Asset management fees	33,527	30,467
Property operating expenses	40,443	44,579
General and administrative expenses	37,976	35,703
Depreciation and amortization	55,642	57,027
Other	35,393	57,471
Total other expenses	202,981	225,247

Total expenses	$305,365	$266,481

Other losses from consolidated partnerships, net	$(295,843)	$(368,481)

Net loss	(495,901)	(522,789)

Net eliminations(1)	(71,599)	(81,251)

Net loss attributable to non-controlling interests	(567,489)	(604,027)

Net loss attributable to Centerline Holding Company shareholders	$(11)	$(13)
(1) Reflects the transactions eliminated between the Company and Consolidated Partnerships.

In 2011, Consolidated Partnerships experienced a net decrease in Tax Credit Property Partnerships of eleven properties due to the sale or foreclosure of eighteen properties offset by seven additional properties we consolidate as a result of gaining control of the general partner.  We also originated additional Tax Credit Fund Partnerships we consolidate during 2011.

Other expenses decreased in 2011, primarily due to a decrease of $17.3 million in the reserves against receivables due from Tax Credit Property Partnerships as well as reductions in non-recurring expenses for certain properties during 2011.

Other losses principally represent the equity losses that Tax Credit Fund Partnerships recognize in connection with their investments in non-consolidated Tax Credit Property Partnerships.  The decrease in losses during 2011 primarily resulted from a reduction of $40.4 million related to suspended losses for Tax Credit Fund Partnerships whose investment balances in certain Tax Credit Property Partnerships have reached zero, a reduction of approximately $8.6 million of losses due to properties being sold or foreclosed during 2011 and an increase of $13.5 million in recognized gains, net of losses on the sale of property investments during 2011, offset by an increase of $14.8 million in expenses recognized by certain Tax Credit Property Partnerships pertaining to the change in value of their interest rate swaps.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

NOTE 15 – Notes Payable and Other Borrowings

The table below provides the components of notes payable as of the dates presented:

(in thousands)	Interest Rate at December 31, 2011	December 31,
		2011	2010

Term loan	3.27%	$125,014	$127,990
Revolving credit facility	3.27	12,100	6,000
Mortgage banking warehouse facilities	2.91	105,615	26,415
Mortgage banking repurchase facilities	4.00	8,450	--
Multifamily ASAP facility	1.70	71,670	49,276
CFin Holdings credit facility	--	--	21,693

Total		$322,849	$231,374

A.	Term Loan and Revolving Credit Facility

Our Term Loan matures in March 2017 and has an interest rate of 3.00% over either the prime rate or LIBOR at our election (which currently is LIBOR).  The first principal payment on the Term Loan in the amount of $2.98 million was made on December 30, 2011.  We must repay $2.98 million in principal per quarter until maturity, at which time the remaining principal is due.

The Revolving Credit Facility has a total capacity of $37.0 million.  The Revolving Credit Facility matures in March 2015 and bears interest at 3.00% over either the prime rate or LIBOR at our election (which currently is LIBOR).  The Revolving Credit Facility may be used for LIHTC property investments or for working capital purposes.  As of December 31, 2011, $12.1 million was drawn and $13.8 million in letters of credit were issued under the Revolving Credit Facility.  Once terminated, the amount of the Revolving Credit Facility associated with these letters of credit cannot be redrawn.  At December 31, 2011, the undrawn balance of the Revolving Credit Facility was $11.1 million.

The Revolving Credit Facility has the following customary financial covenants:

•	minimum ratio of consolidated EBITDA to fixed charges, which became effective for us as of June 30, 2011 ; and

•	maximum ratio of funded debt to consolidated EBITDA which will become effective for us as of June 30, 2012.

The Term Loan and Revolving Credit Facility agreement (as subsequently amended, the “Credit Agreement”) contains restrictions on distributions.  Under the Credit Agreement, we generally are not permitted to make any distributions or redeem or purchase any of our shares, including Convertible CRA Shares, except in certain circumstances, such as EIT Preferred Share Distributions.

As of November 14, 2011, we entered into a waiver to the Credit Agreement (the “Waiver”), which, among other things:

•
included certain conditions subsequent requiring us to deliver specified financial data and other information (the “Specified Information”) to the administrative agent under the Credit Facility (the “Administrative Agent”) and, in certain cases, to the lenders under the Credit Agreement, by certain dates;

•	granted a waiver of our noncompliance with the Credit Agreement’s Consolidated EBITDA to Fixed Charges Ratio solely with respect to the quarter ended September 30, 2011; and

•
added covenants to the Credit Agreement that restrict (x) the use of proceeds drawn from our Revolving Credit Facility solely to LIHTC investments, (y) contracts and transactions with Island Centerline Manager LLC, an entity owned and operated by a subsidiary of Island Capital (collectively “Island”), TRCLP, and C-III and their affiliates, subject to certain carve-outs, and (z) other specified material and non-ordinary course contracts and transactions, including property management contracts with Island, TRCLP and C-III and their affiliates.

As of November 30, 2011, we entered an amendment to the Waiver, which, among other things, extended the deadline by which we were required to deliver certain of the Specified Information.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

As of December 15, 2011, we entered in to a second amendment to the Waiver, which among other things:

•	again extended the deadline by which we were required to deliver certain of the Specified Information;

•	included certain conditions subsequent requiring us to deliver additional specified financial data and other information to the Administrative Agent by certain dates; and

•	required us to pay certain costs and expenses incurred by the Administrative Agent in administering the Credit Agreement.

B.	Mortgage Banking Warehouse and Repurchase Facilities

We have five warehouse facilities that we use to fund our loan originations.  Our warehouse facilities are as follows:

•
We have a $100 million committed warehouse facility that matures in September 2012 and bears interest at a rate of LIBOR plus 2.50%.  Mortgages financed by such advances (see Note 10), as well as the related servicing and other rights (see Note 12) have been pledged as security under the warehouse facility.  The interest rate on the warehouse facility was 2.80% as of December 31, 2011 and 2.76% as of December 31, 2010.  All loans securing this facility have firm sale commitments with GSEs or the Federal Housing Administration (“FHA”).

•
We have a $50 million committed warehouse facility that matures in November 2012 and bears interest at a rate of LIBOR plus a minimum of 2.75% and a maximum of 4.25%. This warehouse facility provides us with additional resources for warehousing of mortgage loans.  The interest rate on the warehouse facility was 3.05% as of December 31, 2011.

•
We have two uncommitted warehouse repurchase facilities that provide us with additional resources for warehousing of mortgage loans with Freddie Mac and Fannie Mae.  These agreements are scheduled to mature on November 16, 2012 and bear interest at a rate of LIBOR plus 3.50% with a minimum of 4.50% for all Fannie Mae loans and 4.00% for all Freddie Mac loans.  All loans securing these facilities have firm sale commitments with GSEs.

•
We have an uncommitted facility with Fannie Mae under its Multifamily As Soon As Pooled (“ASAP”) Facility funding program.  After approval of certain loan documents, Fannie Mae will fund loans after closing and the advances are used to repay our warehouse facilities.  Subsequently, Fannie Mae funds approximately 99% of the loan and CMC funds the remaining 1%.  CMC is later reimbursed by Fannie Mae when the assets are sold.  Interest on this facility currently accrues at a rate of LIBOR plus 1.35% with a minimum rate of 1.70%.  The interest rate on the warehouse facility was 1.70% as of December 31, 2011 and 1.20% as of December 31, 2010.

We expect to renew the committed warehouse facilities annually.

C.	CFin Holdings Credit Facility

On March 5, 2010, CFin Holdings entered into a Senior Secured Credit Agreement (the “CFin Holdings Credit Agreement”).  Under the terms of the CFin Holdings Credit Agreement, we were permitted to borrow up to $20.0 million (the “Initial Loan”), plus, under certain conditions, up to an additional $1.0 million in each calendar year until March 5, 2037.  We borrowed the $20 million at the time of the loan closing as required by the lender.  Borrowings under the CFin Holdings Credit Agreement were secured by a first priority lien on substantially all of CFin Holdings’ existing and future assets.  Borrowings under the CFin Holdings Credit Agreement bore interest at a rate of 10% per annum, which was paid-in-kind and capitalized to the outstanding principal balance on the last business day of March, June, September and December of each year.  Neither Centerline Holding Company nor its subsidiaries were guarantors of this facility.  In June 2011, CFin Holdings repaid $20.0 million in principal amount of this facility.  At that time, the credit facility commitments were terminated, and accrued and capitalized interest of $2.6 million was waived, resulting in a gain on settlement of liabilities in the amount of $2.6 million for the year ended December 31, 2011.

D.	Centerline Financial Credit Facility

In June 2006, Centerline Financial entered into a senior credit agreement.  Under the terms of the agreement, Centerline Financial is permitted to borrow up to $30.0 million until its maturity in June 2036, if needed to meet payment or reimbursement requirements under the yield transactions of Centerline Financial (see Note 31).  Borrowings under the agreement will bear interest at our election of either:

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

•	LIBOR plus 0.4% or;

•	1.40% plus the higher of the prime rate or the federal funds effective rate plus 0.5%.

As of December 31, 2011, no amounts were borrowed under this facility and as a result we did not make an election. Neither Centerline Holding Company nor its subsidiaries are guarantors of this facility.  Due to a wind-down event caused by a capital deficiency under the Centerline Financial operating agreement that occurred in 2010, the Centerline Financial senior credit facility is in default as of December 31, 2011.  Amounts under the Centerline Financial senior credit facility are still available to be drawn, and we do not believe this default has a material impact on our consolidated financial statements or operations.

Also as a result of a wind-down event, Centerline Financial is restricted from making any member distribution and is also restricted from engaging in any new business.

E.	Covenants

We are subject to customary covenants with respect to our various notes payable and warehouse facilities.

Other than the Centerline Financial senior credit facility being in default as stated above, as of December 31, 2011, we believe we are in compliance with all other covenants contained in our credit facilities.

NOTE 16 – Secured Financing

The table below provides the secured financing as of the dates presented:

	December 31,
(in thousands)	2011	2010

Freddie Mac secured financing	$618,163	$665,875

A.	Freddie Mac Secured Financing

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

The decrease in this balance during 2011 corresponds to the changes described under Mortgage Revenue Bonds in Note 8.

B.	Cost of Funds

Our annualized cost of funds relating to the secured financing and the related amount of interest expense were as follows:

	Years Ended December 31,
	2011	2010

Cost of funds	6.37%	6.45%
Interest expense (in millions)	$40.6	$38.6

Rate at December 31, excluding fees:

Freddie Mac secured financing	6.36%	6.22%

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

NOTE 17 – Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consisted of the following:

(in thousands)	December 31, 2011	December 31, 2010

Deferred revenues	$34,614	$37,840
Allowance for risk-sharing obligations (Note 23 and 31)	21,715	29,924
Affordable Housing loss reserve (Note 31)	32,300	89,400
Accrued expenses	8,105	7,062
Accounts payable	1,545	567
Accrued credit intermediation assumption fees	28,795	25,748
Interest rate swaps and derivatives (Note 28)	28,737	18,953
Salaries and benefits payable	15,067	11,332
Accrued interest payable	4,546	4,475
Other	11,806	12,503

Total	$187,230	$237,804

A.	Allowance for Risk-Sharing Obligations

The reduction in our allowance for risk-sharing obligations is a result of the $1.4 million payment for risk-sharing obligations that were realized and a decrease of $6.8 million in the allowance due to the improved property performance on loans in our risk-sharing program with Fannie Mae (see Note 23 and 31).

B.	Affordable Housing Loss Reserve

In 2011, as we work with parties that have an economic interest in the properties that secure mortgage revenue bonds associated with our credit intermediation agreements, we are estimating that payments we will need to make in order to complete the restructuring and reduce the principal balance of certain mortgage revenue bonds is lower than that estimated based on agreements reached in March 2010 with such counterparties.  Accordingly, we have recorded in 2011 a $57.1 million reduction in related loss reserves (see Note 31).

C.	Accrued Credit Intermediation Assumption Fees

The accrued credit intermediation assumption fees are due upon the termination of certain yield transactions and are calculated as 50% of the value of the collateral securing Guaranteed Holdings’ obligations under these yield transactions but not to exceed $42.0 million.  The accrued credit intermediation assumption fees of $28.8 million relate to the restructuring of certain credit intermediation agreements.  The increase in the accrued credit intermediation assumption fees during 2011 is a result of the increase in the collateral securing Guaranteed Holding’s obligations under yield transactions (see Note 31).

D.	Interest Rate Swaps and Derivatives at Fair Value

The increase in interest rate swaps during 2011 is due to unfavorable changes in the fair value of the free-standing derivatives as the Securities Industry and Financial Markets Association (‘SIFMA”) rate decreased (see Note 28).

E.	Salaries and Benefits

The increase of $3.7 million in salaries and benefits is a result of the increase in the number of our employees from 208 at December 31, 2010 to 240 at December 31, 2011.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

NOTE 18 – Preferred Shares of a Subsidiary – Subject to Mandatory Repurchase

Equity Issuer has issued multiple series of Cumulative Preferred Shares, which are subject to mandatory repurchase.  The remaining outstanding Cumulative Preferred Shares as of December 31, 2011 and 2010 are as follows:

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

We refer to the Series A-3 Cumulative Preferred Shares as the “Series A Shares”.  We refer to the Series B-2 Subordinate Cumulative Preferred Shares as the “Series B Shares”.  We also collectively refer to the Series A Shares and the Series B Shares as the “Preferred Shares”.

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

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

As of December 31, 2011, Equity Issuer was in compliance with all of these covenants.

NOTE 19 – Redeemable Securities

The table below provides the components of redeemable securities as of the dates presented:

	December 31,
(in thousands)	2011			2010
Series	Carrying Value	Number of Shares	Number of Common Shares If Converted	Carrying Value	Number of Shares	Number of Common Shares If Converted

Convertible CRA Shares	$6,000	320	320	$12,462	695	695

Our Series A Convertible Community Reinvestment Act Preferred Shares (“Convertible CRA Shares”) initially were intended to enable financial institutions to receive certain regulatory benefits in connection with their investment.  We developed a proprietary method for allocating these regulatory benefits to specific financial institutions that invested in the Convertible CRA Shares.  As a result of the December 2007 re-securitization transaction, we do not believe that these shares will continue to qualify for credits under the Community Reinvestment Act.  Other than the preferred allocation of regulatory benefits, the holders of the Convertible CRA Shares receive the same economic benefits as our Common Shareholders.

The Convertible CRA Shares have no voting rights, except on matters relating to the terms of the Convertible CRA Shares or to amendments to our Trust Agreement that would adversely affect the Convertible CRA Shares.

The shareholders of the Convertible CRA shares have the option to convert their shares into Common Shares on a one-for-one basis.  Upon conversion, the shareholders would no longer be entitled to a special allocation of the regulatory benefit.

Redemption Options

We previously entered into option agreements with most of the holders of the Convertible CRA Shares.  The option agreements provide that:

•	we have the option to repurchase the shares for the original gross issuance price per share (plus accumulated and unpaid distributions) at any time from the date of the agreement; and

•
for the remaining Convertible CRA Shares, as we have not repurchased the shares as of January 1, 2012, the shareholders have the option to require us to purchase the shares for the original gross issuance price per share (plus accumulated and unpaid distributions), which as of January 1, 2012 is $6.0 million.

Although not mandatorily redeemable, as of January 1, 2012 the shareholders have the option to require us to purchase these shares.

During 2011, we signed two redemption agreements with holders of an aggregate of 374,932 Convertible CRA Shares according to which the shares and their rights were cancelled in exchange for a total of $0.6 million resulting in a $6.3 million gain on settlement of liability (see Note 32).

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

Similar voting agreements with other selling principals of CAHA expired when their employment with us ended.  The voting agreement with respect to Mr. Ross will remain in effect as long as he owns any of our special preferred voting shares or Common Shares.  As of December 31, 2011, 10.2 million special preferred voting shares and 1.1 million Common Shares were subject to this agreement.

B.	Lock-Up Agreements and Series B Special Shares related to Tax Benefits Preservation Plan

In March 2010, we entered into lock-up agreements with each of Wells Fargo Bank, NA and one of its affiliates, Bank of America, NA and certain of its affiliates, Natixis, and affiliates of TRCLP pursuant to which each of them  agreed  for a period of three years commencing on the date of the March 2010 Restructuring, which we refer to as the lock-up period, not to offer, sell, offer to sell, contract to sell,  grant any option to purchase or otherwise sell or dispose of any of their Company equity interests or take an action that could result in a transfer or deemed a transfer of their Company equity interests, subject to certain exceptions set forth in each such lock up agreement.  Each of TRCLP, Wells Fargo Bank, NA, Bank of America, NA, and Natixis also agreed not to acquire any additional Company equity interests during the lock-up period, subject to certain exceptions set forth in each such lock-up agreement.

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

Pursuant to the Rights Plan, the Company issued one Series B Share purchase right for each outstanding common share equivalent and each preferred vote share outstanding on the applicable record date, each right representing the right to purchase, upon terms and conditions set forth in the Rights Plan, one one-millionth (subject to adjustment) of a Series B Share at a price of $0.66 per such fractional share.

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

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

C.	Dividend Reinvestment Plan

Under our dividend reinvestment and Common Share purchase plan, Common Shareholders may elect to have their distributions automatically reinvested in additional Common Shares at a price equal to the average of the high and low market price from the previous day’s trading, and make cash payments for further investment.  As of December 31, 2011, there were 125,079 shares participating in the plan, which represented 283 investors.

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

We repurchased shares as follows, all of which we purchased via employee withholdings:

	Years Ended December 31,
(in thousands)	2011	2010

Number of shares	--	2,999
Cost, including commissions and service charges	$--	$413

E.	Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) were as follows:

(in thousands)	Net Unrealized Gain/(Loss) on Available-for- Sale Securities	Net Unrealized Gain/(Loss) of Equity Investees	Net Unrealized Loss Attributable to Non- controlling Interests in Consolidated Partnerships	Accumulated Other Comprehensive Income (Loss)

Balance at January 1, 2010	$(68,947)	$(44,179)	$(894,711)	$(1,007,837)
Unrealized gains (losses), net	17,452	16,448	--	33,900
Adoption of ASU 2009-17	56,878	43,005	894,711	994,594
Reclassification to net income	74,557	--	--	74,557
Reclassification due to deconsolidation/sale	(1,109)	(15,274)	--	(16,383)
Balance at December 31, 2010	78,831	--	--	78,831
Unrealized gains (losses), net	(10,853)	--	--	(10,853)
Reclassification to net income	(1,317)	--	--	(1,317)
Balance at December 31, 2011	$66,661	$--	$--	$66,661

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

NOTE 21 – Non-Controlling Interests

The table below provides the components of non-controlling interests as of the dates presented:

	December 31,
(in thousands)	2011	2010

Limited partners interests in consolidated partnerships	$2,633,604	$3,124,755
Preferred shares of a subsidiary (not subject to mandatory repurchase)	104,000	104,000
Convertible Special Common Units (“SCUs”) of a subsidiary; 11,867 outstanding in 2011 and 12,731 outstanding in 2010	(82,356)	(88,300)
Other	9,912	4,379

Total	$2,665,160	$3,144,834

Loss (income) attributable to non-controlling interests was as follows:

	Years Ended December 31,
(in thousands)	2011	2010

Limited partners interests in consolidated partnerships	$567,489	$513,378
Preferred shares of a subsidiary (not subject to mandatory repurchase)	(6,225)	(6,225)
SCUs	--	(1,075)
SCIs	--	(9)
Other	(5,534)	1,765
Total	$555,730	$507,834

Limited Partners Interest in Consolidated Partnerships

Non-controlling interests in Consolidated Partnerships represents the equity balances of third-party investors in the Tax Credit Fund Partnerships and Tax Credit Property Partnerships and for the loss attributable to non-controlling interests in 2010 also the CMBS and High-Yield Debt Fund Partnerships.  During 2011, we gained control over the general partnership interest of seven Tax Credit Property Partnerships, which we consolidated accordingly.

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

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

Special Common Units (“SCUs”)

In connection with our 2003 acquisition of CAHA, our subsidiary issued membership interests in the form of 16.1 million SCUs, of which 11.9 million remained outstanding as of December 31, 2011.  SCU holders are entitled to distributions at the same time as, and only if, we pay distributions on our Common Shares.

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

As part of the March 2010 Restructuring, we issued a total of 19.3 million Special Series A Shares (see Note 3), resulting in a dilution of the voting rights attributable to SCU holders.  Subsequent to the March 2010 Restructuring, we no longer deem the SCU holders to possess significant influence, and we no longer allocate income to the SCU holders.

During the year ended December 31, 2011, 864,229 SCUs and their respective special preferred voting shares were exchanged for the same amount of Common Shares.

Other

As of December 31, 2011 and 2010, other minority interests represent the 10% interest in CFin Holdings owned by Natixis.  Natixis has been issued a warrant which, if exercised, would increase Natixis’ ownership percentage to 19%.

The warrant became exercisable in June 2009 and expires in June 2012.  It is callable by CCG at any time after June 28, 2011.  As of December 31, 2011, the warrant is valued at $0 and was not exercised.

NOTE 22 – General and Administrative Expenses

The table below provides the components of general and administrative expenses for the years presented:

	Years Ended December 31,
(in thousands)	2011	2010

Salaries and benefits	$47,114	$45,366
Other:
Credit intermediation assumption and other fees	3,127	30,383
Professional fees	8,383	23,738
Site visits and acquisition fees	4,653	644
Advisory fees	5,000	4,114
Subservicing fees	7,066	5,706
Rent expense	5,682	5,806
Miscellaneous	13,801	11,715

Total	$94,826	$127,472

1.	Credit intermediation assumption and other fees

The decrease is primarily due to the credit intermediation assumption fees of $25.7 million, as well as other expenses of $2.8 million relating to the issuance of Special Series A Shares to Natixis as part of the restructuring of certain credit intermediation agreements with Merrill Lynch in 2010, as compared to $3.0 million of credit intermediation assumption fees incurred in 2011 (see Note 31).

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

2.	Professional fees

The decrease in professional fees in 2011 is due primarily to a decrease in legal and consulting fees we incurred in connection with the March 2010 Restructuring, as well as a decrease in audit fees in 2011 as compared to 2010 primarily the result of disposing of certain business in the March 2010 Restructuring.

3.	Site Visits and Acquisition Fees

The increase in site visits and acquisition fees in 2011 is related to a $4.1 million increase in acquisition fees attributable to seventeen property closings in 2011 as compared to two property closings in 2010.

4.	Advisory Fees

In connection with the March 2010 Restructuring, we entered into an advisory agreement with Island Centerline Manager LLC, whereby it provides us with strategic and general advisory services.  Pursuant to the agreement, we are paying a $5.0 million annual base advisory fee, payable in quarterly installments of $1.25 million (see also Note 29).

5.	Subservicing Fees

We have a subservicing agreement with C-III pursuant to which C-III agreed to service and administer mortgage loans on our behalf.  Expenses in 2011 include twelve months of subservicing fees while 2010 include fees for the period starting after the March 2010 Restructuring.

NOTE 23 – Provision (Recovery) for Losses

The table below provides the components of the (recovery) provision for losses for the years presented:

	Years Ended December 31,
(in thousands)	2011	2010

Affordable Housing loss reserve recovery (see Note 31)	$(57,100)	$(50,600)
(Recovery) provision for risk-sharing obligations (see Note 31)	(6,810)	10,002
Lease termination costs	1,093	(48,244)
Bad debt reserves	10,105	10,934

Total	$(52,712)	$(77,908)

1.	Affordable Housing Loss Reserve Recovery

During 2010, we recorded a $50.6 million reduction in loss reserves, primarily due to the March 2010 restructuring of our credit intermediation agreements, which resulted in a decrease in our estimated loss under such agreements.

In 2011, as we work with parties that have an economic interest in the properties that secure mortgage revenue bonds associated with our credit intermediation agreements, we are estimating that payments we will need to make in order to complete the restructuring and reduce the principal balance of certain mortgage revenue bonds is lower than that estimated based on agreements reached in March 2010 with such counterparties.  Accordingly, we have recorded in 2011 a $57.1 million reduction in related loss reserves (see further discussion in Note 31 under Loss Reserve Relating to Yield Transactions).

2.	(Recovery) Provision for Risk-Sharing Obligations

Provision for risk-sharing obligations reflects our estimated portion of losses on mortgage loans originated by us.  During 2010, we recorded an additional provision for risk-sharing obligations, due to anticipated losses on loans resulting from deterioration in the underlying property performance.  As a result of payoffs and improved property performance on loans in our risk-sharing program in the past year, we have reduced our provision for risk-sharing obligations by $6.8 million.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

3.	Lease Termination Costs

In connection with the March 2010 Restructuring, we settled a liability for obligations on two office spaces no longer in use.  As part of the settlement, we paid a total of $5.2 million, resulting in a net reduction of $48.0 million in lease termination costs in the first quarter of 2010.

In August 2011 we entered into the Surrender Agreement relating to our current New York headquarters at 625 Madison Avenue.  We simultaneously entered into the 100 Church Street Lease.  We ceased use of a portion of our 625 Madison Avenue office space in August 2011 and ceased use of the remainder of the space required per the Surrender Agreement in February 2012.

In connection with the Surrender Agreement for the office space we ceased using in August 2011, we recorded net lease termination expenses of $1.1 million for the year ended December 31, 2011.  Consideration relating to the Surrender Agreement will be paid by us over the first 10 years of the 100 Church Street Lease.

4.	Bad Debt Reserves

We advance funds to Tax Credit Fund Partnerships to allow them to make supplemental loans to Tax Credit Property Partnerships in which they invest as well as to fund operating shortfalls of the fund.  Bad debt reserves represent advances we do not expect to collect.  For 2011, a reserve of $10.1 million was recorded against these advances to Tax Credit Fund Partnerships.

NOTE 24 – Loss on Impairment of Assets

The table below provides the components of loss on impairment of assets for the periods presented:

	Years Ended December 31,
(in thousands)	2011	2010

Series B Freddie Mac certificates	$--	$78,031
Stabilization escrow (recovery)	--	(2,492)
Other investments	--	348

Total	$--	$75,887

A.	Series B Freddie Mac Certificates

Due to our expectation at the time of increased severity of credit losses in the mortgage revenue bonds underlying the Series B Freddie Mac Certificates, as well as agreements reached with Merrill Lynch and Natixis regarding our credit intermediation agreements (see Note 31), we reduced the projected cash flows we will receive over the life of the investment and recorded an impairment of $78.0 million in 2010.

B.	Stabilization Escrow Recovery

During 2010, we recognized a recovery of previously recognized reserve of $2.5 million (primarily in the first half of 2010) as a result of cash received from escrow releases (due to construction completion and/or stabilization of the underlying properties).

NOTE 25 – Share-Based Compensation

A.	The Incentive Share Plan (the “Plan”)

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

During 2011 and 2010, no Awards were issued.

B.	Outperformance Program

Following the approval of the Plan, an outperformance program was established (“2007 OPP”). Under the 2007 OPP, award recipients would share in a performance pool based on the Company’s performance targets over a three-year period from January 1, 2007 through December 31, 2009 and would be paid through issuance of restricted Common Shares.  We accounted for the OPP awards as equity awards. Grants under this program in 2007 had grant date values of $0.7 million.  There were no grants in 2008 and 2009 and no grants of restricted shares are expected in connection with the 2007 OPP.

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

The following table summarizes activity in our share option plans:

	Years Ended December 31,
	2011		2010
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding at beginning of year	--	$--	1,397,995	$20.21
Forfeited/cancelled/terminated	--	--	(1,397,995)	20.21
Outstanding at end of year	--	$--	--	$--

D.	Non-vested Shares

We issue restricted share grants primarily in connection with acquisitions or employee bonuses.

As part of the March 2010 Restructuring, all non-vested shares were vested.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

Activity with respect to non-vested shares was as follows:

	Non-vested shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2010	7,428,809	$1.44
Granted	--	--
Vested	(7,304,623)	1.45
Forfeited	(124,186)	0.97
Non-vested at December 31, 2010 and 2011	--	$--

As of December 31, 2011, there were 30.2 million options or share grants available for issuance under the Plan.

E.	Income Statement Impact

Expense related to our share-based compensation was as follows:

	Years Ended December 31,
(in thousands)	2011	2010

Outperformance program	$85	$192
Non-vested shares (net of forfeitures)	--	2,045

Net	$85	$2,237

NOTE 26 – Income Taxes

Some of our pre-tax income is derived from our tax-exempt investments included in our Affordable Housing Equity segment, which until July 31, 2011 were held within flow-through entities.  In October 2011, the parent trust filed an Entity Classification Election with the IRS to become taxed as a corporation.  Previously, the parent trust was treated as a pass-through entity and all items of income and deductions flowed through to its investors.  This change in tax status resulted in the parent trust becoming subject to entity-level taxes effective July 31, 2011.  On February 6, 2012 the parent trust provided investors a final schedule K-1 for the tax period beginning January 1, 2011 and ending July 30, 2011.

The components of our pre-tax loss were as follows:

	Years Ended December 31,
(in thousands)	2011	2010

Not subject to tax	$(551,744)	$(572,485)
Subject to tax	63,334	40,967

Total loss before income taxes(1)	$(488,410)	$(531,518)
(1) Includes the income from discontinued operations.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

The income tax benefit (provision) consisted of the following components:

	Years Ended December 31,
(in thousands)	2011	2010

Current:
Federal	$(26)	$(36)
State and local	590	(1,105)
Total current	564	(1,141)

Deferred:
Federal	173,184	52,315
State and local	6,962	41,250
Total deferred	180,146	93,565

Valuation allowance	(180,146)	(93,565)

Total tax benefit (provision)(1)	$564	$(1,141)
(1) Includes the provision related to discontinued operations.

A reconciliation of the statutory federal tax rate to our effective tax rate is as follows:

	Years Ended December 31,
	2011	2010

Statutory tax rate benefit (provision)	35.0%	35.0%
Valuation allowance	4.6	18.7
State and local taxes, net of federal benefit	(1.1)	(5.2)
Partnership income not subject to tax	(39.8)	(38.0)
Goodwill write-off	--	(6.2)
Tax-exempt interest	1.2	--
Share-based compensation	--	(0.6)
Sale of discontinued operations	--	(0.6)
Other	0.2	(3.3)
Effective tax rate	0.1%	(0.2)%

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

The components of the deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2011	2010

Deferred tax assets:
Deferred revenue	$11,147	$12,669
Share-based compensation	1,499	2,841
Goodwill	5,332	5,078
Intangible assets	19,647	22,770
Investments	73,637	513
Derivatives	13,494	18,307
Accrued credit intermediation assumption fees	13,353	--
Purchased servicing rights	7,256	4,251
Bad debt reserve	25,964	18,436
Affordable Housing loss reserve	13,977	34,587
Provision for risk-sharing obligations	8,439	--
Net operating losses carryforwards	80,787	51,526
Deferred rent	1,863	1,420
Capital losses	64,735	--
Tax credits	5,111	3,761
Other	7,943	648
Total deferred tax assets	354,184	176,807

Deferred tax liabilities:
Partnerships and depreciation	556	1,046
Deferred costs	437	474
Originated mortgage service rights	25,340	7,327
Total deferred tax liabilities	26,333	8,847

Valuation allowance	327,851	167,960

Net deferred tax asset	$--	$--

On August 1, 2011 CHC filed an amended 2009 tax return resulting in the restoration of approximately $61.5 million of net operating loss carryforward and approximately $229.1 million of capital loss carryforward.  This permitted a carryover (and stepped up) basis in the stock of Centerline REIT, LLC (“REIT”).  With the filing of the Company’s 2010 tax return, this stepped up basis was recognized as a capital loss on the liquidation of REIT, and was utilized to offset the capital gain on the sale of a subsidiary as part of the March 2010 restructuring.  The recognition and utilization of the capital loss allowed us to restore our net operating losses.  Following the filing, our federal net operating loss carryforward is approximately $204.0 million, our capital loss carryforward is approximately $165.9 million and our state and local net operating loss carryforward is approximately $203.0 million.  Net operating losses can be carried forward and offset taxable income for 20 years and expire in 2027 through 2030.  Our capital losses can offset capital gains for 5 years and expires in 2015.  Our major tax jurisdictions where we file income tax returns include Federal, New York State and City, Texas and California.  The statute of limitations for the open years expires in 2012 through 2015.

As a result of the parent trust’s change in tax status from a pass-through entity to a corporation, the parent trust’s deferred tax assets and liabilities were recorded at December 31, 2011 resulting in a net increase to our deferred tax asset of $73.6 million.  During 2011, we recorded a net deferred tax liability adjustment as a result of other comprehensive income, directly to equity with corresponding adjustment to the valuation allowance.

To date, we have settled federal audits for the tax years through 2007 without any significant negative audit adjustments.  The federal audit for 2008 has begun and no significant negative adjustments have been proposed thus far.  In addition, we have recently begun a New York State audit for the 2008 through 2010 tax years and no significant negative adjustments have been proposed thus far.

Management has determined that, in light of the historical losses and no reasonable basis to conclude that the Company will have income for the foreseeable future, any benefit from the deferred tax assets likely will not be realized; hence, a full valuation allowance has been recorded.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

The components of our reserve for uncertain tax positions is as follows:

	December 31,
(in thousands)	2011	2010

Gross unrecognized tax benefits	$1,568	$1,568

Total	$1,568	$1,568

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)

Balance at January 1, 2010	$1,568

Balance at December 31, 2010 and 2011	$1,568

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

NOTE 27 – Earnings per Share

The calculation of basic and diluted net loss per share is as follows:

	Year Ended December 31,
	2011			2010
(in thousands, except per share amounts)	Continuing Operations	Discontinued Operations		Continuing Operations	Discontinued Operations

Numerator:
Net income (loss) attributable to Centerline Holding Company shareholders	$67,631	$253		$(96,185)	$71,360
Preferred dividends(1)	--	--		25,043	--
Undistributed income (loss) attributable to Centerline Holding Company shareholders	67,631	253		(71,142)	71,360
Undistributed earnings attributable to redeemable securities	(108)	--		--	--
Effect of redeemable share conversions (Note 19)	(421)	--		284,765 (2)	--
Net income attributable to Centerline Holding Company shareholders used for EPS calculations – basic	$67,102	$253		$213,623	$71,360
Undistributed earnings allocated to redeemable securities on a dilution basis	--	--		--	--
Net income attributable to Centerline Holding Company shareholders used for EPS calculations – diluted	$67,102	$253		$213,623	$71,360

Denominator:
Weighted average shares outstanding
Basic	349,038	349,038		297,088	297,088
Effect of dilutive shares – Restricted shares	--	--		714	714
Diluted	349,038	349,038		297,802	297,802

Calculation of EPS:
Net income attributable to Centerline Holding Company shareholders – basic	$67,102	$253		$213,623	$71,360
Weighted average shares outstanding – basic	349,038	349,038		297,088	297,088
Net income attributable to Centerline Holding Company shareholders – basic	$0.19	$--	(3)	$0.72	$0.24
Net income attributable to Centerline Holding Company shareholders – diluted	$67,102	$253		$213,623	$71,360
Weighted average shares outstanding –diluted	349,038	349,038		297,802	297,802
Net income per share attributable to Centerline Holding Company shareholders – diluted	$0.19	$--	(3)	$0.72	$0.24

(1)   2010 reflects a reversal of all preferred dividends in arrears upon conversion of the Convertible CRA Shares into Special Series A Shares.
(2)   Effect of redeemable share conversions includes in 2010 the increase to common shareholder’s equity of $286.2 million, representing the difference between the carrying value of the redeemable securities at conversion and the fair value of the Special Series A Shares issued and accretion of redeemable shares in the amount of $1.4 million.
(3)   Amount calculates to zero when rounded.

NOTE 28 – Financial Risk Management and Derivatives

A.	General

The Company is exposed to financial risks arising from our business operations and economic conditions.  We manage interest-rate risk by hedging.  We evaluate our interest-rate risk on an ongoing basis to determine if it would be advantageous to engage in any additional derivative transactions.  We do not use derivatives for speculative purposes.  We manage liquidity risk by extending term and maturity on debt, by reducing the amount of debt outstanding, and by producing cash flow from operations.  We manage credit risk by developing and implementing strong credit and underwriting procedures.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

B.	Derivative Positions

As of December 31, 2011, we held the following derivative positions:

•
We were party to 17 interest rate swap agreements with the developers of properties relating to certain mortgage revenue bonds we previously owned.  We entered into these swap agreements to effectively convert the fixed rate of interest (per the terms of the mortgage revenue bond) to a variable rate.  Under the terms of these agreements, we pay fixed interest rates equal to those of the related bonds and receive interest at a variable rate (based on the SIFMA index).  Since the December 2007 re-securitization transaction, these swaps are now deemed to be free-standing derivatives.  At December 31, 2011, these swaps had an aggregate notional amount of $157.9 million, a weighted average interest rate of 5.77% and a weighted average remaining term of 11.0 years.

•
Our Affordable Housing Equity segment is party to an interest rate swap whereby we pay a variable rate of interest (based on the SIFMA index) and receive interest at a fixed rate of 3.83%.  This swap is a free-standing derivative.  At December 31, 2011, the swap had a notional amount of $9.5 million, with a variable interest rate of 1.58% payable to a third party and remaining term of 11.4 years.

Qualitative information regarding the swaps to which we are or were a party (including those agreements on behalf of Consolidated Partnerships) is detailed in section C below.

C.	Financial Statement Impact

Interest rate swaps and forward transactions in a net liability position (“out of the money”) are recorded in accounts payable, accrued expenses and other liabilities and those in a net asset position (“in the money”) are recorded in deferred costs and other assets.  None of the swaps were designated as hedges as of the dates presented.  The amounts recorded are as follows:

	December 31,
(in thousands)	2011	2010

Net liability position	$28,737	$18,831
Net asset position	$1,488	$742

Presented below are amounts included in Interest expense in the Consolidated Statements of Operations related to the swaps described above:

	Years Ended December 31,
(in thousands)	2011	2010

Not designated as hedges:

Interest payments	$10,032	$10,138
Interest receipts	(3,829)	(3,994)
Change in fair value	9,160	2,787
Subtotal	15,363	8,931

Terminated swap contracts:

Loss on termination of free-standing derivatives	--	(2,052)

Included in interest expense	$15,363	$6,879

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

NOTE 29 – Related Party Transactions

Investments in and Loans to Affiliates

The table below provides the components of investments in and loans to affiliates as of the dates presented:

	December 31,
(in thousands)	2011	2010

Fund advances related to Tax Credit Property Partnerships, net(1)	$64,067	$55,003
Other receivables from partnerships, net	1,871	982
Fees receivable and other, net	29,166	22,835
Subtotal	95,104	78,820
Less: Eliminations(2)	(89,463)	(78,310)

Total	$5,641	$510

(1)   Net of reserves of $38.5 million at December 31, 2011 and $32.0 million at December 31, 2010.
(2)   For management purposes, we treat Consolidated Partnerships as equity investments in evaluating our results. As we consolidate the funds, we eliminate the investments for presentation in the consolidated financial statements. In addition, any fees or advances receivable from Consolidated Partnerships are eliminated in consolidation.

Impact to Statement of Operations

Our Consolidated Statements of Operations included the following amounts pertaining to related party transactions:

(in thousands)	Included in following line item on Consolidated Statements of Operations	Years Ended December 31,
		2011	2010

Expenses for advisory services provided by Island and procedures review payments made to Island	General and Administrative	$5,887	$8,224

Expenses for subservicing of and net referral fees for mortgage loans by C-III	General and Administrative	8,219	6,473

Transition services charged to C-III, net	General and Administrative	(5)	(379)

Sublease charges to C-III	General and Administrative	(1,663)	(1,317)

Expenses for consulting and advisory services provided by TRCLP	General and Administrative	163	139

Expenses for property management services provided by TRCLP	Other Losses from Consolidated Partnerships	5,897	5,942

Net interest rate swap payments to property developers controlled by TRCLP	Interest Expense	2,540	2,513

A.	Island Centerline Manager LLC (the “Advisor”) and C-III

We have an advisory agreement with Island.  The agreement provides for an initial five year term and, subject to a fairness review of advisory fees, for successive one year renewal terms.  Pursuant to the agreement:

•	Island will provide strategic and general advisory services to us; and

•
we paid $5.0 million for procedures review fees over a 12 month period from the date of the agreement for certain fund management review services.  We have also paid and will pay a $5.0 million annual base advisory fee and will pay an annual incentive fee if and once certain EBITDA thresholds are met (as defined in the agreement).

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

The agreement provides each party with various rights of termination, which in our case under certain circumstances would require the payment of a termination fee in an amount equal to three times the base and incentive fee earned during the previous year.

We have subservicing agreements with C-III pursuant to which C-III agreed to service and administer mortgage loans on our behalf.  During the years ended December 31, 2011 and 2010, we paid a total amount of $7.0 million and $6.5 million, respectively for these services.  In addition, in 2011 we paid C-III referral fees for mortgage loans financed by us for borrowers referred to us by C-III, net of fees received for referrals made by us to C-III, in the amount of $1.2 million.

We have a sublease agreement with C-III for the leased space in Irving, Texas that we occupied prior to the March 2010 Restructuring and which has been used by C-III following the March 2010 Restructuring.

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

Pursuant to the consulting and advisory agreement, the TRCLP Consultant performs certain consulting and advisory services in consideration for which CCG granted the TRCLP Consultant, among other things, certain rights of first refusal and first offer with respect to the transfer of real property owned by a Tax Credit Property Partnership controlled by CCG as well as the transfer of equity interests in Tax Credit Property Partnerships and agreed to pay the TRCLP Consultant certain fees and expenses.  The fee payable by CCG to the TRCLP Consultant is payable quarterly in an amount equal to the interest incurred on the TRCLP Indebtedness for such quarter, which is LIBOR plus 3.00%.  The consulting and advisory agreement has a three-year term and automatically renews for one year terms unless CCG provides timely written notice of non-renewal to the TRCLP Consultant.

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

The $5.0 million of debt assumed by TRCLP was recorded as an extinguishment of debt for which we deferred a $5.0 million gain. The deferred gain will be recognized into income over the life of the consulting agreement as payments of the assumed debt are made by TRCLP.  As of December 31, 2011, the unrecognized balance was $4.97 million.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

C.	Fund Advances Related to Tax Credit Property Partnerships, Net

Fund advances related to Tax Credit Property Partnerships represent monies we loaned to certain Tax Credit Fund Partnerships to allow them to provide financial support to Tax Credit Property Partnerships in which they invest.  We expect the Tax Credit Fund Partnerships will repay those loans from the release of reserves, proceeds from asset sales and other operating sources.  Fund advances we made (net of reserves) were $15.6 million and $15.0 million in 2011 and 2010, respectively.  In connection with the restructuring of certain credit intermediation agreements in 2010, certain of these fund advances were contributed to our Guaranteed Holdings and CFin Holdings subsidiaries (See Tax Credit Property Partnerships in Note 31).

D.	Other

Substantially all fund origination revenues in the Affordable Housing Equity segment are received from Tax Credit Fund Partnerships we have originated and manage, many of which comprise the partnerships that we consolidate.  While our affiliates hold equity interests in the investment funds’ general partner and/or managing member/advisor, we have no direct investments in these entities and we do not guarantee their obligations.  We have agreements with these entities to provide ongoing services on behalf of the general partners and/or managing members/advisors and we receive all fee income to which these entities are entitled.

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

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

Prior period business segment results were reclassified to reflect the presentation of Affordable Housing Equity, Affordable Housing Debt and Asset Management as reportable segments in 2011 and the Company’s 2011 decision to allocate certain Corporate overhead, such as Human Resources, Information Technology, and Finance and Accounting to the Affordable Housing Equity, Affordable Housing Debt, Mortgage Banking and Asset Management segments.

	For the Year Ended December 31, 2011
(in thousands)	Affordable Housing Equity	Affordable Housing Debt	Mortgage Banking	Asset Management	Corporate	Consolidated Partnerships	Total

Revenues
Interest Income	$3,491	$68,604	$4,727	$--	$84	$1,119	$78,025
Non-interest income	55,027	6,818	57,424	23,788	409	104,188	247,654
Total Revenues	58,518	75,422	62,151	23,788	493	105,307	325,679

Expenses
Interest Expense	841	61,102	2,468	--	5,326	49,800	119,537
G&A Expense	33,227	10,475	24,493	10,326	41,051	--	119,572
(Recovery)/Provision for losses	(46,995)	238	(7,048)	--	1,093	--	(52,712)
Depreciation and Amortization	181	1,458	12,067	480	1,614	--	15,800
Other expense	--	--	--	--	--	327,164	327,164
Total Expenses	(12,746)	73,273	31,980	10,806	49,084	376,964	529,361

Other income (loss)	2,749	1,320	--	--	6,330	(295,843)	(285,444)

Income tax provision	--	--	--	--	564	--	564

Net income (loss) – continuing operations	74,013	3,469	30,171	12,982	(41,697)	(567,500)	(488,562)

Net income (loss) attributable to non-controlling	5,534	6,225	--	--	--	(567,489)	(555,730)

Intersegment expense allocations	8,117	7,745	10,267	12,608	(38,737)	--	--

Net income (loss) attributable to Centerline Holding Company shareholders – continuing operations	$60,362	(10,501)	$19,904	$374	$(2,960)	$(11)	$67,168

Below is the reconciliation of the segment results to the consolidated results.

Net Income (loss) from reportable segments	$67,168
Interest income	(31,837)
Non-interest income	(64,952)
Interest expense	32,346
Non-interest expense	64,906
Net income attributable to CHC shareholders – discontinued operations	253
Consolidated Net income attributable to Centerline Holding Company shareholders	$67,884

(in thousands)	Affordable Housing Equity	Affordable Housing Debt	Mortgage Banking	Asset Management	Corporate	Consolidated Partnerships	Total

Total Assets	$307,891	$723,021	$242,736	$--	$25,515	$3,805,044	$5,104,207
Below is the reconciliation of the segment results to the consolidated results.
Total assets from reportable segments	$5,104,207
Eliminations and adjustments	(430,909)
Consolidated total assets	$4,673,298

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

	For the Year Ended December 31, 2010
(in thousands)	Affordable Housing Equity	Affordable Housing Debt	Mortgage Banking	Asset Management	Corporate	Consolidated Partnerships	Total

Revenues
Interest Income	$2,657	$68,481	$2,996	$--	$15	$1,222	$75,371
Non-interest income	60,038	6,249	48,525	23,650	650	110,951	250,063
Total Revenues	62,695	74,730	51,521	23,650	665	112,173	325,434

Expenses
Interest Expense	2,781	54,999	961	--	7,675	47,835	114,251
G&A Expense	52,416	8,807	18,640	8,000	66,097	--	153,960
(Recovery)/Provision for losses	(40,027)	1,349	8,653	--	(48,244)	--	(78,269)
Depreciation and Amortization	180	2,269	10,666	296	9,860	--	23,271
Other expense	347	75,540	--	--	93,283	299,897	469,067
Total Expenses	15,697	142,964	38,920	8,296	128,671	347,732	682,280

Other income (loss)	2,195	2,095	--	--	25,253	(368,481)	(338,938)

Income tax provision	--	--	--	--	(610)	--	(610)

Net income (loss) – continuing operations	49,193	(66,139)	12,601	15,354	(103,363)	(604,040)	(696,394)

Net income (loss) attributable to non-controlling	(772)	5,963	--	--	1,084	(604,027)	(597,752)

Intersegment expense allocations	28,651	25,542	30,970	32,259	(117,422)	--	--

Net income (loss) attributable to Centerline Holding Company shareholders – continuing operations	$21,314	$(97,644)	$(18,369)	$(16,905)	$12,975	$(13)	$(98,642)

Below is the reconciliation of the segment results to the consolidated results.

Net Loss from reportable segments	$(98,642)
Interest income	(30,053)
Non-interest income	(76,224)
Interest expense	31,307
Non-interest expense	77,427
Net income attributable to CHC shareholders – discontinued operations	71,360
Consolidated Net loss attributable to Centerline Holding Company shareholders	$(24,825)

(in thousands)	Affordable Housing Equity	Affordable Housing Debt	Mortgage Banking	Asset Management	Corporate	Consolidated Partnerships	Total

Total Assets	$300,723	$838,508	$131,457	$--	$41,461	$4,152,406	$5,464,555
Below is the reconciliation of the segment results to the consolidated results.
Total assets from reportable segments	$5,464,555
Eliminations and adjustments	(458,815)
Assets from discontinued operations	18
Consolidated total assets	$5,005,758

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

NOTE 31 – Commitments and Contingencies

A.	Affordable Housing Transactions

Yield Transactions

Through the isolated special purpose entities described below, we have entered into several credit intermediation agreements with either Natixis or Merrill Lynch (each a “Primary Intermediator”) to provide agreed-upon rates of return to third-party investors for pools of multifamily properties in certain Tax Credit Fund Partnerships.  In return, we have received, or will receive fees, generally at the start of each credit intermediation period.  There are a total of 20 outstanding agreements to provide the specified returns through the construction and lease-up phases and through the operating phase of the properties.

Total potential exposure pursuant to these credit intermediation agreements at December 31, 2011 is $1.4 billion, assuming the Tax Credit Fund Partnerships achieve no return whatsoever beyond the December 31, 2011 measurement date (assuming that all underlying properties fail and are foreclosed upon, causing us to invoke the “calamity call” provision in each fund on December 31, 2011).  Of these totals:

•
Five of the agreements (comprising $573.6 million of the total potential exposure) are transacted by our subsidiary, Centerline Financial, an isolated special purpose entity wholly owned by CFin Holdings.

•	Seven of the agreements (comprising $424.1 million of the total potential exposure) are with our subsidiary, CFin Holdings, an isolated special purpose entity owned 90% by CCG and 10% by Natixis.

•
Eight of the credit intermediation agreements (comprising $354.3 million of the total potential exposure) are with Guaranteed Holdings, an isolated special purpose entity and wholly owned subsidiary of CCG.

In connection with the Natixis Master Agreement, all current and future voluntary loans, receivables, and SLP fees associated with all Natixis Credit Enhanced Funds are assigned to CFin Holdings (see Tax Credit Property Partnerships below).  As part of the Natixis Master Agreement, if certain conditions are met, we and Natixis have agreed to terms for the restructuring of certain bonds that were part of the Freddie Mac Re-securitization and Natixis has agreed to allow certain assets of CFin Holdings to be used for these bond restructurings.  In connection with the Natixis Master Agreement, we issued Natixis 1.2 million Special Series A Shares and recorded an expense of $2.8 million in “Other Fees” within “General and Administrative Expenses” on our Consolidated Statements of Operations for the year ended December 31, 2010.

In connection with the Merrill Master Agreement, CHC entered into a Reaffirmation of Guarantee in favor of Merrill Lynch whereby under certain circumstances CHC will indemnify Merrill Lynch for losses incurred under the yield transactions to the extent these losses are caused by events that occurred prior to the execution of the Merrill Master Agreement.  As part of the Merrill Master Agreement, if certain conditions are met, we have agreed to terms for the restructuring of certain bonds that were part of the December 2007 re-securitization with Freddie Mac and Merrill Lynch has agreed to allow certain assets of Guaranteed Holdings to be used for these bond restructurings.  In connection with the Merrill Master Agreement, we accrued $3.0 million and $25.7 million in credit intermediation assumption fees in the years ended December 31, 2011 and 2010, respectively, included in “Accounts Payable, accrued expenses and other liabilities” on our Consolidated Balance Sheets and included in “Other Fees” within “General and Administrative Expenses” on our Consolidated Statements of Operations.  The fee is due upon the termination of certain yield transactions and is calculated as 50% of the value of the collateral securing Guaranteed Holdings’ obligations under these yield transactions but not to exceed $42.0 million.

The carrying value of all the above obligations under credit intermediation agreements, representing the deferral of the fee income over the obligation periods, was $19.5 million as of December 31, 2011 and $23.7 million as of December 31, 2010.  This amount is included in “Deferred revenues” within “Accounts payable, accrued expense and other liabilities” on our Consolidated Balance Sheets.

Loss Reserve Relating to Yield Transactions

We developed a strategy to address a marked decline in the operating performance of many of the non-stabilized properties underlying our Affordable Housing investments, to manage our exposure under the yield transactions described above and to address the declining cash flows to our Series B Freddie Mac Certificates.  To address these matters and their potential impact on our interests, we expect to restructure many of the mortgage revenue bonds to allow the bonds secured by these properties to stabilize.  In connection with the Natixis Master Agreement and the Merrill Master Agreement, we have agreed to terms for the restructuring of certain of the mortgage revenue bonds.  This strategy, including the terms agreed to in the Natixis Master Agreement and the Merrill Master Agreement, entails cash infusions, which could approximate $159.0 million, from us and other parties with an economic interest in the properties, or may result in a reduction in the principal balance of our Series B Freddie Mac Certificates.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

For many of the properties in the pools associated with the credit intermediation agreements described under “Yield Transactions” above, mortgage revenue bonds were included in the December 2007 re-securitization transaction. Certain credit intermediated funds have equity investments in the properties underlying some of the bonds that require restructuring.  If the required principal buy downs are not made for these bonds, the underlying properties can be foreclosed upon which could cause a substantial recapture of LIHTCs, thereby reducing the rate of return earned by the limited partners of the funds.  A reduction in the rate of return below the rate specified at inception of the investment fund would trigger a default event that could require a payment to be made by the Primary Intermediators to the limited partners of the funds.

Should the Primary Intermediators expend cash to execute these restructurings, CFin Holdings, CFin or Guaranteed Holdings may have to reimburse them or they may have to forfeit cash and other assets that we have deposited as collateral.  Should the Primary Intermediators not expend cash to the extent we have projected, we could incur additional impairments of our Series B Freddie Mac Certificates.  We have analyzed the expected operations of the underlying properties and, as of December, 31, 2011, we have estimated that payments by us totaling $71.9 million will need to be made in order to complete the restructuring to reduce the principal balance of mortgage debt on specified properties.  This mortgage reduction will limit our exposure under the yield guarantee arrangements.  Of the expected payments to be made, $32.3 million is accrued as part of “Accounts payable, accrued expenses and other liabilities” on the Consolidated Balance Sheets.  The remaining $39.6 million will be funded from the stabilization escrow established in connection with the 2007 re-securitization transaction, which has been fully reserved in prior years.  As of December 31, 2010, the reserve for possible losses recorded in “Accounts payable, accrued expenses and other liabilities” on the Consolidated Balance Sheets was $89.4 million.  In addition, the impact of the assumed restructuring led to a $78.0 million impairment of our Series B Freddie Mac Certificates in 2010 (see Notes 8 and 24).

We have not yet been called upon to make payments under the yield transaction obligations.  However, certain cash and other assets were pledged as collateral to Merrill Lynch and Natixis by CFin, CFin Holdings, and Guaranteed Holdings. As of December 31, 2011, Guaranteed Holdings maintained collateral to satisfy Merrill Lynch’s collateral requirements, consisting of cash deposits of $44.7 million which are included in “Deferred costs and other assets, net” on our Consolidated Balance Sheets and a $19.3 million in investments in Series A-1 Freddie Mac Certificates included in “Available-for-sale investments” on our Consolidated Balance Sheets.  In addition, as of December 31, 2011, Centerline Financial maintained a cash balance of $66.5 million included in “Cash and cash equivalents” as a capital requirement in support of its exposure under its credit intermediation agreements.

Tax Credit Property Partnerships

To manage our exposure to risk of loss, we are able to remove the existing general partner from the Tax Credit Property Partnerships and assume control only for due cause related to the nonperformance of the general partner.  We assumed these general partnership interests to preserve our direct or indirect investments in mortgage revenue bonds or the equity investments in Tax Credit Property Partnerships on behalf of Tax Credit Fund Partnerships that we manage.

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

As of December 31, 2011, we had a $64.1 million receivable for advances as described above, net of a $38.5 million reserve for bad debt (see Note 29).  This includes $23.3 million (net of a $9.3 million reserve) recorded in CAHA’s books and $40.8 million (net of a $29.2 million reserve) recorded in our isolated special purpose entities’ CFin Holdings and Guaranteed Holdings financial statements, including $25.1 million net receivables that were assigned by CAHA to these entities on March 5, 2010 in connection with the restructuring of the Yield Transactions as part of Receivables Assignment and Assumption Agreements with both Natixis and Merrill.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

B.	Funding Commitments

As of December 31, 2011, we had commitments to sell mortgages that have already been funded to GSEs totaling $185.7 million, which are included in “Mortgage loans held for sale and other assets” on the Consolidated Balance Sheets.

C.	Mortgage Loan Loss Sharing Agreements

Under the DUS program, we originate loans through one of our subsidiaries that are thereafter purchased or credit enhanced by Fannie Mae and sold to third party investors.  Pursuant to a master loss sharing agreement with Fannie Mae, we retain a first loss position with respect to the loans that we originate and sell under this program.  For these loss sharing loans, we assume responsibility for a portion of any loss that may result from borrower defaults, based on the Fannie Mae loss sharing formulas, and Fannie Mae risk Levels I, II or III.  All of the 1,019 loss sharing loans in this program as of December 31, 2011, were Level I loans.  For a majority of these loans, if a default occurs, we are responsible for the first 5% of the unpaid principal balance and a portion of any additional losses to a maximum of 20% of the original principal balance; any remaining loss is borne by Fannie Mae.  A modified risk sharing arrangement is applied to 93 loans in which our risk share is reduced to 0% to 75% of our overall share of the loss.  Pursuant to this agreement, we are responsible for funding 100% of mortgagor delinquency (principal and interest) and servicing advances (taxes, insurance and foreclosure costs) until the amounts advanced exceed 5% of the unpaid principal balance at the date of default.  Thereafter, for Level I loans, we may request interim loss sharing adjustments that allow us to fund 25% of such advances until final settlement under the master loss sharing agreement.

We also participate in loss sharing transactions under Freddie Mac’s DUI program whereby we have originated loans that were purchased by Freddie Mac.  Under the terms of our master agreement with Freddie Mac, we are obligated to reimburse Freddie Mac for a portion of any loss that may result from borrower defaults in DUI transactions.  For such loans, if a default occurs, our share of the standard loss will be the first 5% of the unpaid principal balance and 25% of the next 20% of the remaining unpaid principal balance to a maximum of 10% of the unpaid principal balance.  The loss on a defaulted loan is calculated as the unpaid principal amount due, unpaid interest due and default resolutions costs (taxes, insurance, operation and foreclosure costs) less recoveries.  As of December 31, 2011, we had 59 loss sharing loans in this program.

Our maximum exposure at December 31, 2011, pursuant to these agreements, was $860.6 million (representing what we would owe in accordance with the loss sharing percentages with Fannie Mae and Freddie Mac described above if every loan defaulted and losses were incurred in amounts equal to or greater than these levels for which we are responsible), although we believe this amount is not indicative of our actual potential losses.  We maintain an allowance for risk-sharing obligations for loans originated under these product lines at a level that, in management’s judgment, is adequate to provide for estimated losses.  At December 31, 2011 and 2010, that reserve was $21.7 million and $29.9 million, respectively.  The reserve is recorded in “Accounts payable, accrued expenses and other liabilities” (see Note 17) on our Consolidated Balance Sheets.

The components of the change in the allowance for risk-sharing obligations were as follows:

(in thousands)

Balance at January 1, 2010	$24,219
Provision recorded during the year	10,002
Realized losses on risk-sharing obligations	(4,297)

Balance at December 31, 2010	29,924
Provision released during the year	(6,810)
Realized losses on risk-sharing obligations	(1,399)

Balance at December 31, 2011	$21,715

As of December 31, 2011, we maintained collateral consisting of money market and short-term investments of $12.1 million, which is included in “Restricted cash” on our Consolidated Balance Sheets, to satisfy the Fannie Mae collateral requirements of which we were in compliance with at December 31, 2011.  In addition, we maintain cash balances in these subsidiaries in excess of program requirements.  At December 31, 2011, we had $15.0 million excess cash.

We are also required by the master agreement with Freddie Mac to provide collateral as security for payment of the reimbursement obligation.  The collateral can include a combination of the net worth of one of our Mortgage Banking subsidiaries, a letter of credit and/or cash.  To meet this collateral requirement, we have a letter of credit arrangement with Bank of America as a part of our Revolving Credit Facility (see Note 15).  At December 31, 2011, commitments under this agreement totaled $12.0 million.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

D.	Legal Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements and therefore no accrual is required as of December 31, 2011 and 2010.

E.	Other Contingent Liabilities

We have entered into several transactions pursuant to the terms of which we will provide credit support to construction lenders for project completion and Fannie Mae conversion.  In some instances, we have also agreed to acquire subordinated bonds to the extent the construction period bonds do not fully convert.  In some instances, we also provide payment, operating deficit, recapture and replacement reserve guarantees as business requirements for developers to obtain construction financing.  Our maximum aggregate exposure relating to these transactions was $182.9 million as of December 31, 2011.  To date, we have had minimal exposure to losses under these transactions and anticipate no material liquidity requirements in satisfaction of any guarantee issued.

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

Centerline Financial has two credit intermediation agreements to provide for monthly principal and interest debt service payments for debt owed by Tax Credit Property Partnerships owned by third parties, to the extent there is a shortfall in payment from the underlying property.  In return, we receive fees monthly based on a fixed rate until the expiration of the agreements that occur in 2023 and 2025.  Total potential exposure pursuant to these transactions is $33.7 million as well as monthly interest obligations, assuming the bonds default and cannot be sold.  The recourse upon default would be to acquire the bond and foreclose on the underlying property at which point the property would be rehabilitated or sold.  Deferred fee income over the obligation period was $0.9 million based on the fair value of the obligations as of December 31, 2011.  This amount is included in “Deferred revenues” within “Accounts payable, accrued expenses and other liabilities” on our Consolidated Balance Sheets.

As indicated in Note 29, an affiliate of TRCLP assumed $5.0 million of the debt under our Term Loan and Revolving Credit Facility in connection with a consulting and advisory agreement we entered into with the TRCLP affiliate.  Under the consulting agreement, we are obligated to pay fees to the TRCLP affiliate equal to the interest payable on the TRCLP Loan.

Under the terms of the agreement and as detailed in Note 29, in some cases, if we terminate the agreement we may be obligated to immediately repay the remaining principal balance of the TRCLP loan.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

F.	Funding Commitments

Lease Obligations

The future minimum payments and income from subleases for operating leases as of December 31, 2011, were as follows:

(in thousands)	Minimum lease payments	Sublease income	Net minimum lease payments

Year Ending December 31,
2012	6,451	(2,883)	3,568
2013	5,806	(1,875)	3,931
2014	5,611	(1,579)	4,032
2015	5,544	(1,524)	4,020
2016	4,677	(1,625)	3,052
Thereafter	25,174	(1,989)	23,185

Total	$53,263	(11,475)	41,788

We recorded rent expense of $5.7 million and $5.8 million for the years ended December 31, 2011 and 2010, respectively.

NOTE 32 – Subsequent Events

•
In connection with the Surrender Agreement relating to our former New York headquarters at 625 Madison Avenue (see Note 4), in February 2012 we ceased use of the remainder of the space required per the Surrender Agreement.  Simultaneously, we moved to our new office headquarters at 100 Church Street.  At that time we recorded net lease termination expenses of $3.3 million.

•	As of February 28, 2012, we entered into a third amendment to the waiver to our Credit Agreement, which among other things:

-	again extended the deadline by which we were required to deliver certain of the Specified Information;

-	included certain conditions subsequent requiring us to deliver additional specified financial data and other information to the Administrative Agent by certain dates;

-
granted a waiver of our noncompliance with the Credit Agreement’s Consolidated EBITDA to Fixed Charges Ratio solely with respect to the quarter ended December 31, 2011, although we have determined that we were in compliance with such ratio with respect to the quarter ended December 31, 2011;

-	required us to pay certain costs and expenses incurred by the Administrative Agent in administering the Credit Agreement; and

-	requires us to pay prescribed monthly consulting fees to the Administrative Agent’s consultant.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

•
As of December 31, 2011, we had 320,291 Convertible CRA Shares outstanding.  As we had not repurchased these Convertible CRA Shares as of January 1, 2012, the holders of the Convertible CRA Shares have the option to require us to purchase the Convertible CRA Shares for the original gross issuance price per share (plus accumulated and unpaid distributions), which totaled approximately $6.0 million as of December 31, 2011.  Pursuant to the terms of the Credit Agreement, we are restricted from meeting this requirement.  A holder (the “Convertible CRA Shareholder”) of 214,247 Convertible CRA Shares (the “Option Shares”) exercised their option to require us to purchase the Option Shares for an aggregate purchase price of approximately $4.0 million on January 4, 2012.  Under the terms of the option agreement, we were required to purchase the Option Shares by January 10, 2012.  Due to the terms of the Credit Agreement that restrict our ability to repurchase the Option Shares, we are currently in discussions with the Convertible CRA Shareholder in an effort to settle this obligation for an amount significantly less than $4.0 million.  We are also in discussions with the other remaining holder of Convertible CRA Shares to explore various ways to mitigate the above-referenced repurchase risk with respect to that holder.  Due to our contractual obligations to certain former holders of our Convertible CRA Shares (the “Former CRA Holders”), the settlement of our obligations to the current holders of Convertible CRA Shares may trigger payments to the Former CRA Holders that agreed to the redemption of their Convertible CRA Shares on terms less favorable than those that are provided to the current holders of Convertible CRA Shares.

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

(b)
Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV
Item 15.	Exhibits and Financial Statement Schedules.
		Sequential Page
(a)1.	Financial Statements
	Report of Independent Registered Public Accounting Firm	62
	Consolidated Balance Sheets as of December 31, 2011 and 2010	63
	Consolidated Statements of Operations for the years ended December 31, 2011 and 2010	64
	Consolidated Statements of Changes in Equity for the years ended December 31, 2011 and 2010	65
	Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010	66
	Notes to Consolidated Financial Statements	68
(a)2.	Financial Statement Schedules All schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements and the notes thereto.

)3.	Exhibits
	1.	The Restated Certificate of Trust of Centerline, dated February 26, 2002, as filed in the office of the Secretary of State on February 26, 2002*
3(a)
Certificate of Amendment of the Restated Certificate of Business Trust dated as of November 17, 2003 (incorporated by reference to Exhibit 3.3 of our Registration Statement on Form S-8, filed with the Commission on November 25, 2003).

3(b)
Certificate of Amendment of the Restated Certificate of Trust, effective April 2, 2009 and dated March 28, 2009 (incorporated by reference to Exhibit 3.3 of our Current Report on Form 8-K filed with the Commission on April 6, 2007).

	3(c)	Third Amended and Restated Trust Agreement dated as of , 2010 (incorporated by reference to Exhibit of our Proxy Statement for Annual Shareholders’ Meeting).
3(d)
Sixth Amended and Restated Bylaws of Centerline Holding Company, dated October 6, 2010 (incorporated by reference to Appendix D of the definitive Proxy Statement for our Annual Meeting of Shareholders filed on Schedule 14A with the Commission on August 24, 2010).

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

10(q)	First Amended and Restated Limited Liability Company Agreement of Centerline Financial Holdings LLC and Natixis Financial Products Inc. and Centerline Capital Group Inc. dated March 5, 2010*.
10(r)
Unitholder and Warrant Agreement among Centerline Financial Holdings LLC, Natixis Financial Products Inc. and Centerline Capital Group Inc., dated as of June 28, 2006 (incorporated by reference to Exhibit 10.2 of our June 30, 2006 Quarterly Report on Form 10-Q).

10(s)	Second Amended and Restated Limited Liability Company Agreement of Centerline Financial LLC, dated as of December 14, 2007*.
10(t)
Senior Loan Agreement among Centerline Financial LLC, the lenders that are party thereto and Citibank, N.A., as senior agent, dated as of June 28, 2006 (incorporated by reference to Exhibit 10.4 of our June 30, 2006 Quarterly Report on Form 10-Q).

10(u)
Subordination and Security Agreement among Centerline Financial LLC, Deutsche Bank Trust Company Americas, and Citibank, N.A., as senior agent and mezzanine agent,  dated as of June 28, 2006 (incorporated by reference to Exhibit 10.6 of our June 30, 2006 Quarterly Report on Form 10-Q).

10(v)
Right of First Refusal Letter Agreement among Centerline Holding Company and Centerline Financial LLC, dated as of June 28, 2006 (incorporated by reference to Exhibit 10.8 of our June 30, 2006 Quarterly Report on Form 10-Q).

10(w)	Credit Support Swap between Centerline Origination Trust I and Centerline Financial LLC (incorporated by reference to Exhibit 10.10 of our June 30, 2006 Quarterly Report on Form 10-Q).
10(x)
Letter agreement dated July 12, 2007 between Stephen M. Ross and Centerline Holding Company (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Commission on July 18, 2007).

10(y)	Amendment to Amended and Restated Incentive Share Plan (incorporated by reference to Exhibit 10(s) of our December 31, 2006 Annual Report on Form 10-K).
10(z)
Amendment No. 1 to the Amended and Restated Operating Agreement of Centerline Capital Company, LLC, dated as of November 17, 2003, by and among Centerline Capital Group Inc. and the Investor Members who have executed and delivered the Amendment (incorporated by reference to Exhibit 10(j) of our March 31, 2010 Annual Report on Form 10-K).

10(aa)
Consulting and Advisory Agreement, dated March 5, 2010, between Centerline Capital Group, Inc. and TRCLP Affordable Acquisitions LLC (incorporated by reference to Exhibit 10.22 of our Current Report on Form 8-K filed with the Commission on March 11, 2010).

10(ab)
Tax Benefits Preservation Plan, dated March 5, 2010, between Centerline Holding Company and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.23 of our Current Report on Form 8-K filed with the Commission on March 11, 2010).

10(ac)
Bond Exchange Agreement, dated as of December 27, 2007, among Federal Home Loan Mortgage Corporation, Centerline 2007-1 EIT Securitization, LLC, Centerline 2009-1 SU Securitization, LLC and Centerline 2007-1 T Securitization, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on January 3, 2007).

10(ad)
Reimbursement, Pledge and Security Agreement, dated as of December 27, 2007, between Federal Home Loan Mortgage Corporation and Centerline Sponsor 2009-2 Securitization, LLC (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Commission on January 3, 2007).

10(ae)
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

10(af)
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

10(ag)
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

10(ah)
Limited Support Agreement, dated as of December 27, 2007, between Centerline Guarantor LLC and Federal Home Loan Mortgage Corporation (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K filed with the Commission on January 3, 2007).

10(ai)
Limited Support Agreement, dated as of December 27, 2007, between Centerline Holding Company and Federal Home Loan Mortgage Corporation (incorporated by reference to Exhibit 10.7 of our Current Report on Form 8-K filed with the Commission on January 3, 2007).

10(aj)
Stabilization Guaranty, Escrow and Security Agreement, dated as of December 27, 2007, between Centerline Stabilization 2009-1 Securitization, LLC and Federal Home Loan Mortgage Corporation (incorporated by reference to Exhibit 10.8 of our Current Report on Form 8-K filed with the Commission on January 3, 2007).

10(ak)
Stabilization Limited Support Agreement, dated as of December 27, 2007, between Centerline Holding Company and Federal Home Loan Mortgage Corporation (incorporated by reference to Exhibit 10.9 of our Current Report on Form 8-K filed with the Commission on January 3, 2007).

10(al)
Certificate Placement Agreement, dated as of December 27, 2007, among Morgan Stanley & Co., Centerline Holding Company and Federal Home Loan Mortgage Corporation (incorporated by reference to Exhibit 10.10 of our Current Report on Form 8-K filed with the Commission on January 3, 2009).

10(am)
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

10(ap)
Senior Secured Credit Agreement, dated as of March 5, 2010, between Centerline Financial Holdings LLC, the Lenders named therein, and Natixis Financial Products Inc., as administrative agent (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed with the Commission on March 11, 2010).

10(aq)
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

10(ar)
Transaction Assignment Agreement, dated as of March 5, 2010, by and among Merrill Lynch Capital Services, Inc., Centerline Capital Group Inc., Centerline Guaranteed Holdings LLC, and with the consent and acknowledgement of Centerline Holding Company (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K filed with the Commission on March 11, 2010).

10(as)
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

10(at)
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

10(au)
ISDA Master Agreement, dated as of March 5, 2010, between Merrill Lynch Capital Services Inc. and Centerline Guaranteed Holdings LLC (incorporated by reference to Exhibit 10.9 of our Current Report on Form 8-K filed with the Commission on March 11, 2010).

10(av)
Multicurrency – Cross Border Schedule to the Master Agreement, dated as of March 5, 2010, between Merrill Lynch Capital Services Inc. and Centerline Guaranteed Holdings LLC (incorporated by reference to Exhibit 10.10 of our Current Report on Form 8-K filed with the Commission on March 11, 2010).

10(aw)
ISDA Credit Support Annex to the Schedule to the ISDA Master Agreement, dated as of March 5, 2010, between Merrill Lynch Capital Services Inc. and Centerline Guaranteed Holdings LLC (incorporated by reference to Exhibit 10.11 of our Current Report on Form 8-K filed with the Commission on March 11, 2010).

10(ax)
Paragraph 13 to ISDA Credit Support Annex to the Schedule to the ISDA Master Agreement, dated as of March 5, 2010, between Merrill Lynch Capital Services Inc. and Centerline Guaranteed Holdings LLC (incorporated by reference to Exhibit 10.12 of our Current Report on Form 8-K filed with the Commission on March 11, 2010).

10(ay)	ISDA Master Agreement, dated as of March 5, 2010, between Natixis Financial Products Inc. and Centerline Financial Holdings LLC.*
10(az)
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

10(bb)
Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of March 5, 2010, by and among Centerline Holding Company and Centerline Capital Group Inc., as the Borrowers, Centerline Investor LP LLC, Centerline Investor LP II LLC, Centerline Investor LP III LLC, Centerline Capital Company LLC, Centerline Affordable Housing Advisors LLC, Centerline Holding Trust, Centerline Holding Trust II, CM Investor LLC, Centerline Finance Corporation, Centerline Manager LLC, and other named entities parties hereto as of the date hereof and from time to time, as Guarantors, Bank of America, N.A. and other named entities party hereto as of the date hereof and from time to time, as Lenders, and Bank of American, N.A., as Issuing Bank, and as Administrative Agent of behalf of the Lenders, Banc of America Securities LLC and Citicorp USA, Inc. as Co-Lead Arrangers and Banc of America Securities LLC as Book Manager (incorporated by reference to Exhibit 10.15 of our Current Report on Form 8-K filed with the Commission on March 11, 2010).

10(bc)
Registration Rights Agreement, dated as of March 5, 2010, among Centerline Holding Company and The Shareholders Party Hereto (incorporated by reference to Exhibit 10.16 of our Current Report on Form 8-K filed with the Commission on March 11, 2010).

10(bd)
Registration Rights Agreement, dated as of March 5, 2010, among Centerline Holding Company and The Shareholders Party Hereto (incorporated by reference to Exhibit 10.17 of our Current Report on Form 8-K filed with the Commission on March 11, 2010).

10(be)
Agreement, dated as of March 5, 2010, by and between Marc D. Schnitzer and Centerline Capital Group Inc. (incorporated by reference to Exhibit 10.18 of our Current Report on Form 8-K filed with the Commission on March 11, 2010).

10(bf)
Agreement, dated as of March 5, 2010, by and between Robert L. Levy and Centerline Capital Group Inc. (incorporated by reference to Exhibit 10.19 of our Current Report on Form 8-K filed with the Commission on March 11, 2010).

10(bg)
Agreement, dated as of March 5, 2010, by and between Andrew J. Weil and Centerline Capital Group Inc. (incorporated by reference to Exhibit 10.20 of our Current Report on Form 8-K filed with the Commission on March 11, 2010).

10(bh)
Agreement, dated as of March 5, 2010, by and between Paul Smyth and Centerline Capital Group Inc. (incorporated by reference to Exhibit 10.21 of our Current Report on Form 8-K filed with the Commission on March 11, 2010).

10(bi)
Separation Agreement, dated as of April 15, 2010, by and between Centerline Holding Company, Centerline Capital Group, Inc., and Marc D. Schnitzer (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on April 21, 2010).

10(bj)
Amendment No. 1 to the Management Agreement, dated as of March 5, 2010, entered into by and among Island Centerline Manager LLC, on the one hand, and Centerline Holding Company and Centerline Capital Group Inc., jointly and severally on the other hand (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on May 18, 2010).

10(bk)
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

10(bl)
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

10(bm)
Third Amended and Restated Warehousing Credit and Security Agreement, dated as of October 4, 2010, among Centerline Mortgage Capital Inc., Centerline Mortgage Partners Inc., and Bank of America, N.A., as agent for the lender, and as lender (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on October 5, 2010).

10(bn)
Amendment No. 2 to Third Amended and Restated Warehousing Credit and Security Agreement, dated as of September 30, 2011, among Centerline Mortgage Capital Inc., Centerline Mortgage Partners Inc. and Bank of America, N.A., as agent for the lender, and as lender (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on October 6, 2011).

10(bo)
Mortgage Warehouse Loan and Security Agreement, dated as of November 14, 2011, among Centerline Mortgage Capital Inc. and Centerline Mortgage Partners Inc. as borrowers, and Manufacturers and Traders Trust Company as lender (incorporated by reference to Exhibit 10.1 of our Current Report of Form 8-K filed with the Commission on November 18, 2011).

10(bp)
Agreement of Lease, dated as of August 9, 2011, between 100 Church Fee Owner LLC, as landlord, and Centerline Capital Group Inc., as tenant (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on February 10, 2012).

10(bq)
Lease Modification and Partial Surrender Agreement, dated as of August 9, 2011, between SLG 625 Lessee LLC, as landlord, and Centerline Affordable Housing Advisors LLC, as tenant (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Commission on February 10, 2012).

10(br)
Guaranty, dated as of August 9, 2011, by Centerline Holding Company, as guarantor, on behalf of Centerline Capital Group Inc. in favor of 100 Church Fee Owner LLC (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed with the Commission of February 10, 2012).

21	Subsidiaries of our Company*
23	Consent of Independent Registered Public Accounting firm*
31	Principal Executive Officer and Principal Financial Officer certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.*
32	Principal Executive Officer and Principal Financial Officer certification pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101	Interactive Data File
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTERLINE HOLDING COMPANY
(Registrant)

Date:	March 28, 2012	By:	/s/ Robert L. Levy
Robert L. Levy President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CENTERLINE HOLDING COMPANY
(Registrant)

Date:	March 28, 2012	By:	/s/ Robert L. Levy
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of us and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert L. Levy
Robert L. Levy	Managing Trustee, President, Chief Financial Officer and Chief Operating Officer	March 28, 2012
/s/ Jerome Y. Halperin
Jerome Y. Halperin	Managing Trustee	March 28, 2012
/s/ Robert L. Loverd
Robert L. Loverd	Managing Trustee	March 28, 2012
/s/ Thomas W. White
Thomas W. White	Managing Trustee	March 28, 2012
/s/ Robert A. Meister
Robert A. Meister	Managing Trustee	March 28, 2012

Exhibit 101

INTERACTIVE DATA FILE

The following materials from Centerline Holding Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL:  (i) Consolidated Balance Sheets at December 31, 2011 and 2010; (ii) Consolidated Statements of Operations for the years ended December 31, 2011 and 2010; (iii) Consolidated Statements of Changes in Equity for the years ended December 31, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010; and (v) Notes to the Consolidated Financial Statements.