Form 10-K/A
period 2011-12-31
CENTERLINE HOLDING CO
filed 2012-04-18
CIK 1043325

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

As of April 12, 2012, there were 349.2 million outstanding shares of the registrant’s shares of beneficial interest.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORM 10-K/A

Index

Page

PART III	4

Item 10.Directors, Executive Officers and Corporate Governance.	4

Item 11.Executive Compensation.	8

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	10

Item 13.Certain Relationships and Related Transactions, and Director Independence	14

Item 14.Principal Accounting Fees and Services.	17

PART IV	18

Item 15.Exhibits, Financial Statement Schedules.	18

SIGNATURES

EXHIBIT 31.1

EXHIBIT 32.1

EXPLANATORY NOTE

Centerline Holding Company (OTC: CLNH) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”) on March 29, 2012.  This Amendment hereby amends Part III, Items 10 through 14.  We are also including as exhibits the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Except as otherwise expressly stated herein, this Amendment does not reflect events occurring after the date of the Form 10-K, nor does it modify or update the disclosure contained in the Form 10-K in any way other than as required to reflect the amendments discussed above and reflected below.  Accordingly, this Amendment should be read in conjunction with the Form 10-K and the Company’s other filings made with the SEC on or subsequent to March 29, 2012.

Unless the context requires otherwise, the terms “we”, “us”, “our” or “the Company” as used throughout this document may mean the business as a whole or a subsidiary, while the term “parent trust” refers only to Centerline Holding Company as a stand-alone entity.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Trustees and Executive Officers

As of the date of this Amendment, our trustees and executive officers are as follows:

Name	Age	Offices Held	Independence	Year First Became Officer/Trustee	Term Expires

Jerome Y. Halperin	82	Managing Trustee	Independent	2003	2014
Robert L. Loverd	70	Managing Trustee, Chairman	Independent	2003	2012
Robert A. Meister	70	Managing Trustee	Independent	2003	2013
Thomas W. White	74	Managing Trustee	Independent	2000	2014
Robert L. Levy	46	President, Chief Operating Officer and Chief Financial Officer	Non Independent	2006	2012
Michael J. Curran	64	Senior Managing Director	Not applicable	2010	Not applicable
William T. Hyman	54	Senior Managing Director	Not applicable	2001	Not applicable
Michael Riechman	40	Senior Managing Director	Not applicable	2011	Not applicable
Philip A. Melton	44	Senior Managing Director	Not applicable	2011	Not applicable
Katherine B. Schnur	49	Senior Managing Director	Not applicable	2001	Not applicable

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

Robert L. Loverd is a managing trustee (independent trustee) and Chairman of our Company.  Mr. Loverd is the former Group Chief Financial Officer and a Founding Partner of MC European Capital (Holdings), a London investment banking and securities firm, which was established in 1995 and substantially sold in 2000.  From 1979-1994, Mr. Loverd held various positions in New York and London in the Investment Banking Department of Credit Suisse First Boston.  Prior to that, Mr. Loverd was a shareholder in the International Investment Banking Department of Kidder, Peabody & Co. Incorporated.  Mr. Loverd is a member of the Board of Directors of Harbus Investors.  Mr. Loverd received a Bachelor of Arts degree from Princeton University and a Master’s in Business Administration from Harvard Business School.  Mr. Loverd is the Chairman of the Board, the chairman of our compensation committee and a member of our nominating and governance committee and our audit committee.

Robert A. Meister is the Emeritus Vice Chairman of Aon Group, Inc. (“Aon”), an insurance brokerage, risk consulting, reinsurance and employee benefits company and a subsidiary of Aon Corporation, and has served in this position since 1991.  Prior to Aon, Mr. Meister was the Vice Chairman and a Director of Sedgwick James from 1985–1991 and the Vice Chairman of Alexander & Alexander from 1975–1985.  Mr. Meister is a member of the board of directors of Ramco-Gershenson Properties (NYSE: RPT) and Universal Health Services (NYSE: UHS) and serves on each company’s compensation committee.  Mr. Meister has served on the board of directors of several charitable organizations.  Mr. Meister received a Bachelor of Science degree in Business Administration from Pennsylvania State University.  Mr. Meister is the chairman of our nominating and governance committee and is a member of our compensation committee.

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

Robert L. Levy is a managing trustee and President, Chief Financial Officer and Chief Operating Officer of our Company.  Mr. Levy was appointed as Chief Financial Officer in November 2006 and was appointed our President and Chief Operating Officer in April 2010.  He directs the day-to-day operations of the Company and is also responsible for overseeing all of the Company’s business and operations. Mr. Levy joined the Company in November of 2001 as the Director of Capital Markets.  From 1998 through 2001, he was a Vice President in the Real Estate Equity Research and Investment Banking Departments at Robertson Stephens, an investment banking firm in San Francisco. Prior to 1998, Mr. Levy was employed by Prudential Securities in the Real Estate Equity Research Group and at the Prudential Realty Group, the real estate investment arm of the Prudential Insurance Company.  He received his Master’s in Business Administration from the Leonard N. Stern School of Business at New York University and his Bachelor of Arts from Northwestern University.

OTHER EXECUTIVE OFFICERS:

Michael J. Curran is a Senior Managing Director of Centerline Capital Group LLC (“CCG”), a subsidiary of Centerline Holding Company.  He leads the Asset Management Group, which comprises the Portfolio Management, Performing Assets, Special Servicing, Capital Transactions/REO and Construction Risk Management divisions.  Mr. Curran is also a member of the Centerline Executive Committee responsible for strategic planning and growth initiatives.  He joined CCG in 2010 after many years in real estate advisory positions, most recently at Kalorama Realty Capital.  He was principal and chief operating officer at Crossbeam Capital, and helped that firm raise a $145-million fund for the development and acquisition of multifamily housing properties.  Prior to Crossbeam Capital, he was president and chief executive officer of The Enterprise Social Investment Corporation (ESIC), a national for-profit subsidiary of the Enterprise Foundation, where he specialized in the financing and development of market-rate and affordable housing, and managed a housing portfolio of 900 properties valued at over $4 billion.  Mr. Curran spent over 14 years with MetLife Insurance Company earlier in his real estate finance career, where he led a team that originated new investments.  As Regional Director at MetLife, he and his team originated a new investment portfolio in excess of $1.8 billion.  Mr. Curran received the Bachelor of Arts from Bellarmine University, the Juris Doctor from the University of Louisville School of Law, and the Master of Public Administration from Harvard University John F. Kennedy School of Government.

William T. Hyman is a Senior Managing Director of CCG, and leads its Mortgage Banking Group.  Mr. Hyman is responsible for overseeing CCG financing activities sponsored by Government Sponsored Enterprises (GSE) for conventional multifamily properties.  He has been with CCG or its predecessor companies since 1988, following the acquisition of PW Funding (an independent mortgage banking subsidiary of CCG), where he was co-president, by CCG.  At PW Funding, Mr. Hyman served as executive vice president and managed loan production operations for its mortgage banking platform as chief underwriter and head of the credit department for Fannie Mae DUS lending activity.  Prior to his tenure with PW Funding and CCG, he served as a vice president with L.F. Rothschild and Co., marketing and executing private placements and initial public offerings.  Before that he was in the public finance investment banking division of PaineWebber Inc. Mr. Hyman earned the Master of Business Administration from Washington University in St. Louis and the Bachelor of Arts from Yale University.

Philip A. Melton is a Senior Managing Director in the Affordable Housing Debt division of the Affordable Housing Group of CCG.  Mr. Melton joined CCG in May 2011 lead and expand the production efforts within the affordable housing lending platform.  The CCG lending platform includes Fannie Mae, Freddie Mac, and FHA executions as well as affiliated executions for conduit and bridge lending for multifamily housing financing.  Mr. Melton has more than 15 years of real estate lending experience which includes commercial and multifamily assets involving construction, bridge, permanent loan, and tax-exempt bond financing.  Prior to joining CCG, Mr. Melton led the Affordable Housing and FHA teams with Grandbridge Real Estate Capital, L.L.C, leading the Affordable Housing platform for over eight years and leading the FHA platform for the past 18 months.  Prior to Grandbridge, Mr. Melton worked for a number of national lenders in the Affordable Housing market as well as working as an investment banker for a regional financial institution in the Southeast.  Mr. Melton has been involved with over $1.5B in real estate financings in his career including taxable and tax-exempt financings.  Mr. Melton graduated with a Bachelor of Science in Economics from the University of New Orleans.

Michael Riechman is a Senior Managing Director and head of the Affordable Housing Equity division at CCG.  Based in Charlotte, North Carolina, he serves on the firm’s Executive Management team and has national responsibility for growing CCG’s affordable equity business.  Mr. Riechman leads a team of 25 specialists throughout the United States who focus on acquisitions, dispositions, underwriting, and fund originations.  CCG’s platform is recognized as an industry leader in the Affordable Housing arena.  Mr. Riechman joined CCG from RBC Capital Markets in Charlotte, North Carolina where he spent eight years, most recently as Managing Director responsible for tax credit investments.  At RBC Capital he was a member of the executive management team and served on the investment committee.  There he led the tax credit investment group that included: originations and syndications, investments, pricing and structuring.  Prior to RBC Capital, Mr. Riechman was at Fannie Mae in Washington, DC where he held several key positions in the American Communities Fund.  Before Fannie Mae, Mr. Riechman was with the Reznick Group of Bethesda, Maryland and the Miller Valentine Group in Dayton, Ohio.  Mr. Riechman earned a BBA in accounting from University of Cincinnati and an MBA from American University.

Katherine B. Schnur is a Senior Managing Director of CCG, and heads the Operations and Human Resources departments in the Corporate Group.  Ms. Schnur has been with CCG since 1988, joining one of its predecessor companies in the loan servicing department.  At CCG, Ms. Schnur has held the title of Senior Vice President in the Loan Administration, Closing, and Underwriting departments, in addition to serving as Chief Operating Officer and Managing Director of the mortgage banking division.  Ms. Schnur has been an active member of the Mortgage Bankers Association of America, and was a select member of its inaugural class of “Future Leaders” in 1997.   She also holds the SPHR accreditation in human resources.  Ms. Schnur earned the Bachelor of Arts in Psychology and Economics from Lafayette College in Pennsylvania.

Centerline Holding Company Advisors

I.   Island Centerline Manager LLC (the “Advisor”)

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

II.    CCG

The Company and its subsidiaries operate their day-to-day activities utilizing the services and advice provided by the Company’s subsidiary, CCG, subject to the supervision and review of the Company’s Board and the Company’s subsidiaries’ board of trustees, or directors, as applicable.  Although the Company’s Board and each board of trustees, or directors, of the Company’s subsidiaries have continuing exclusive authority over the respective entity’s management, affairs and disposition of assets, the Company’s Board, and the board of trustees or directors of the Company’s subsidiaries, as applicable, have delegated to CCG the power and duty to perform all of the asset management and investment services required to run our day-to-day operations.  Post-the March 2010 Restructuring, CCG will also benefit from assistance from the Island Advisor under the Island Advisory Agreement.

Under the Amended and Restated Management Agreement, CCG is entitled to receive reimbursement of all costs incurred by CCG in performing services for the Company plus an amount equal to a market-based percentage, as jointly determined from time to time by the Company and CCG.  The Amended and Restated Management Agreement may be renewed, subject to evaluation and approval by the relevant entity’s board of trustees or directors, as applicable.  The Amended and Restated Management Agreement may be terminated:

(i)           with or without cause by CCG at any time, or

(ii)           for cause the applicable entities’ board, in each case without penalty and each upon 60 days’ prior written notice to the non-terminating party.

Under the Amended and Restated Management Agreement entered into in July 2010, CCG will operate solely the day-to-day activities of the Company and will work with and support the Island Advisor, subject to the supervision and review of the Board and the Company’s subsidiaries’ board of trustees, or directors, as applicable.

Executive Officers of CCG

As of the date of this Amendment, the sole executive officers of CCG were:

Name	Age	Office

Robert L. Levy	46	President, Chief Financial Officer, and Chief Operating Officer

Michael J. Curran	64	Senior Managing Director, Head of Asset Management Group

William T. Hyman	54	Senior Managing Director, Head of Mortgage Banking Group

Philip A. Melton	40	Senior Managing Director, Head of Affordable Housing Debt

Michael Riechman	44	Senior Managing Director, Head of Affordable Housing Equity

Katherine B. Schnur	49	Senior Managing Director, Head of Operations

Biographical information with respect to Mr. Levy, Mr. Curran, Mr. Hyman, Mr. Melton, Mr. Riechman, and Ms. Schnur may be found under “Item 10.  Directors, Executive Officers and Corporate Governance”.

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

During the fiscal year ended December 31, 2011, our trustees, executive officers and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

Code of Conduct and Code of Ethics

We have adopted a Code of Business Conduct and Ethics as defined under the rules of the SEC that applies to our trustees and  employees.

We regularly monitor developments in the area of corporate governance and continue to enhance our corporate governance structure based upon a review of new developments and recommended best practices.  Our corporate governance materials, including our Categorical Standards, Corporate Governance Guidelines, Code of Business Conduct and Ethics, Whistle Blower Policy (which is incorporated in our Code of Business Conduct and Ethics) and charters for the audit, compensation, and nominating and governance committees may be found on our website at http://www.centerline.com in the “Investor Relations” section (under “Corporate Governance”).  Please note that the information on our website is not incorporated by reference in this proxy statement.  Copies of these materials are also available to shareholders upon written request to our President, Centerline Holding Company, 100 Church Street, New York, New York 10007.

Nominations for trustees

There have been no material changes to the procedures by which security holders may recommend nominees to our Board since those procedures were described in the Proxy Statement for our 2011 annual meeting of the shareholders.

Audit Committee

We have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The audit committee’s duties include the periodic review of our financial statements and meetings with our independent registered public accounting firm.  The ongoing administration of the Corporate Governance Guidelines and the Code of Business Conduct and Ethics for our Company is overseen by the audit committee.  The audit committee must have at least three members and be comprised solely of independent trustees.  The audit committee is currently comprised of Mr. Halperin (chair), Mr. White and Mr. Loverd.  Our Board has determined that all three committee members are independent within the meaning of the SEC rules and regulations.  In addition, our Board has determined that Mr. Halperin is qualified as an audit committee financial expert within the meaning of the SEC rules and regulations.  The Audit Committee held five meetings during the year ended December 31, 2011.

Item 11.	Executive Compensation.

SUMMARY COMPENSATION TABLE

As required by the SEC, the table below summarizes the total compensation paid or earned by each of the named executive officers for the fiscal years ended December 31, 2011 and 2010.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)

Robert L. Levy	2011	$400,000	$1,000,000	$--	$--	$--	$--	$27,085	$1,427,085
President, Chief Operating Officer and Chief Financial Officer	2010	$400,000	$800,000	$--	$--	$--	$--	$127,139	$1,327,139

Michael Riechman	2011	$91,154	$1,000,000	$--	$--	$--	$--	$3,339	$1,094,492
Senior Managing Director

William T. Hyman	2011	$300,000	$350,000	$--	$--	$--	$--	$8,575	$658,575
Senior Managing Director

(1)
Mr. Levy’s 2011 bonus will be paid in the following installments: $500,000 on March 16, 2012, $250,000 on June 8, 2012, and $250,000 on September 14, 2012.  Mr. Riechman’s 2011 bonus was paid in the following installments: $300,000 on September 16, 2011 and $700,000 on March 2, 2012.  Mr. Hyman’s 2011 bonus will be paid in the following installments: $175,000 on March 16, 2012, $87,500 on June 8, 2012, and $87,500 on September 14, 2012.

(2)	The amount shown in column (i) reflects for each named executive officer:

Name	Year	Employment Agreement Termination Consideration	401(k) Matching Contributions	Long-term Disability and Other Insurance Benefits	Automobile or Transportation Allowances	Total

Robert L. Levy	2011	$--	$8,575	$510	$18,000	$27,085
	2010	$100,000	$8,575	$564	$18,000	$127,139

Michael Riechman	2011	$--	$3,339	$--	$--	$3,339

William T. Hyman	2011	$--	$8,575	$--	$--	$8,575

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth summary information concerning outstanding equity awards held by each of the named executive officers as of December 31, 2011.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Robert L. Levy	--	--	--	--	--	--	--	--	--

Michael Riechman	--	--	--	--	--	--	--	--	--

William T. Hyman	--	--	--	--	--	--	--	--	--

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

None of the named executive officers are entitled to receive payments on termination of employment or change of control of the Company.

TRUSTEE COMPENSATION

The Company uses cash compensation to attract and retain qualified candidates to serve on the Board, although trustees have the option of receiving all or a portion of their compensation in either Common Shares, cash or a combination thereof.  In setting trustee compensation, the Company considers the significant amount of time that trustees expend in fulfilling their duties to the Company as well as the skill level required by the Company of members of the Board.

Compensation Paid to Board Members

During 2011, each of our independent trustees received annual compensation at the rate of $80,000.  Mr. Loverd was paid an additional annual fee of $40,000 in consideration for his service as Chairman of the Board.  In addition, the independent trustees received annual compensation for service on committees of the Board as set forth in the chart below.

Committee	Chair	Member

Audit	$25,000	$15,000
Compensation	$20,000	$12,000
Nominating and Governance	$15,000	$10,000
Finance	$10,000	$7,000
Oversight	$35,000	$35,000

Trustee compensation is currently payable in cash and/or Common Shares having an aggregate value, based on the fair market value at the date of issuance.  All of the trustees have elected to received 100% of their compensation in cash.

Trustee Summary Compensation Table

The table below summarizes the compensation paid by the Company to trustees for the fiscal year ended December 31, 2011.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name(1)	Fees Earned or Paid in Cash ($)	Shares Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jerome Y. Halperin	$147,000	$--	$--	$--	$--	$--	$147,000
Robert L. Loverd	$207,000	$--	$--	$--	$--	$--	$207,000
Robert A. Meister	$142,000	$--	$--	$--	$--	$--	$142,000
Thomas W. White	$150,000	$--	$--	$--	$--	$--	$150,000

(1)
Mr. Levy is not included in this table as he is a non-independent trustee and thus received no compensation for his services as trustee.  The compensation of Mr. Levy as employee of the Company is shown in the Summary Compensation Table above.

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

The amounts and percentages reported in the “Number of Voting Shares” and the “Voting Ownership Percentage” columns in each of the following two tables represent the Common Shares and the Special Preferred Voting Shares beneficially owned by each person.  The Special Preferred Voting Shares are entitled to vote, on a one-for-one basis, on all matters subject to a vote of the holders of our Common Shares, but the Special Preferred Voting Shares are not convertible into our Common Shares.  Each owner of Special Preferred Voting Shares also owns a like number of Special Common Units (“SCUs”) issued by Centerline Capital Company, LLC, one of our affiliates.  Each holder of SCUs has the right to exchange all or a portion of their SCUs for cash and to receive cash for any accrued but unpaid distributions for the quarterly period in which the exchange occurs.  We may instead exchange SCUs for Common Shares on a one-for-one basis.  However, a holder of SCUs is not deemed to beneficially own any Common Shares relating to their SCUs because SCUs may be exchanged for Common Shares only at our discretion.

For the purposes of the following two tables, except as noted otherwise in the footnotes to the tables, the terms below are defined as follows:

• “Total Common Shares” consist of 349,165,831 shares outstanding as of April 12, 2012 but exclude our non-voting shares of 320,291 Series A CRA Preferred Shares, which are convertible into 320,291 Common Shares;

• “Special Preferred Voting Shares” consist of 11,867,236 shares of our Special Preferred Voting Shares outstanding as of April 12, 2012.

The following table provides information as of April 12, 2012 with respect to the persons who beneficially own more than 5% of our outstanding Common Shares in accordance with SEC rules, as well as the Voting Ownership Percentage (as defined in footnote (2)), the number of voting shares and the voting ownership percentage for each such person.  In accordance with SEC rules, some of the Common Shares listed in the table below are deemed to be owned by more than one person (please refer to the footnotes to the table below).  The information in the table below relating to C3 Initial Assets LLC, Related Special Assets LLC, Stephen M. Ross, Jeff T. Blau, Bruce A. Beal and Wells Fargo & Company, other than information with respect to the percentages of their beneficial ownership and voting ownership percentages, has been derived from the latest Schedule 13D and 13G filings made by such persons.

Name and Address(14)	Amount and Nature of Beneficial Ownership of Common Shares		Percent of Common Shares Beneficially Owned(1)	Amount and Nature of Beneficial Ownership of Special Preferred Voting Shares		Number of Voting Shares(2)	Voting Ownership Percentage(2)
C3 Initial Assets LLC 717 Fifth Avenue New York, NY 10022	139,663,545	(3)	40.0%	--		139,663,545	38.7%
Andrew L. Farkas 717 Fifth Avenue New York, NY 10022	139,671,499	(4)	40.0%	--		139,671,499	38.7%
Related Special Assets LLC 60 Columbus Circle New York, NY 10023	33,654,639	(5)	8.8%	--		33,654,369	8.5%
Stephen M. Ross 60 Columbus Circle New York, NY 10023	34,532,969	(6)	9.0%	10,194,400	(7)	44,727,369	11.3%
Jeff T. Blau 60 Columbus Circle New York, NY 10023	33,915,324	(8)	8.9%	10,234,400	(9)	44,149,724	11.2%
Bruce A. Beal 60 Columbus Circle New York, NY 10023	33,663,824	(10)	8.8%	10,194,400	(7)	43,858,224	11.1%
Bank of America Corporation 100 N. Tryon Street Charlotte, NC 28255	30,896,490	(11)	8.8%	--		30,896,490	8.6%
Wells Fargo & Company 420 Montgomery Street San Francisco, CA 94163	27,813,625	(12)	8.0%	--		27,813,625	7.7%
Natixis Financial Products LLC 9 West 57th Street New York, NY 10019	17,784,150	(13)	5.1%	--		17,784,150	4.9%

*	Less than 1% of the outstanding Common Shares.

(1)	Calculated in accordance with Rule 13d-3.
(2)	Based on (i) Total Common Shares and (ii) Special Preferred Voting Shares.
(3)
C3 Initial Assets LLC shares voting and dispositive power with respect to such shares with C-III Capital Partners LLC, Island C-III Manager LLC, Anubis Advisors LLC, Island Capital Group LLC and Andrew L. Farkas.

(4)
Includes direct beneficial ownership of 7,954 Common Shares and shared voting and dispositive power with respect to 139,663,545 Common Shares with C3 Initial Assets LLC, C-III Capital Partners LLC, Island C-III Manager LLC, Anubis Advisors LLC, and Island Capital Group LLC.

(5)
Related Special Assets LLC owns an option to purchase 33,654,639 Common Shares (the “Option”).  Mr. Ross shares voting and dispositive power with respect to such shares with Mr. Blau and Bruce A. Beal, as the terms of Related Special Assets’ operating agreement require that its investment and voting decisions must be unanimously approved by a committee of three persons, currently consisting of Mr. Ross, Mr. Blau and Mr. Beal.

(6)
Includes direct beneficial ownership of 877,645 Common Shares, indirect beneficial ownership of 33,654,639 Common Shares that could be acquired upon the exercise of the Option, and indirect beneficial ownership of 685 Common Shares owned by Related General II, L.P. (Related General II, L.P. is owned by TRCLP.  Mr. Ross owns approximately 62% of TRCLP, Mr. Blau owns approximately 18% of TRCLP, and Mr. Beal owns approximately 10% of TRCLP).

(7)	Includes indirect voting and dispositive power with respect to 10,194,400 Special Preferred Voting Shares held directly by Related General II, L.P.
(8)
Includes direct beneficial ownership of 260,000 Common Shares, indirect beneficial ownership of 33,654,639 Common Shares that could be acquired upon the exercise of the Option, and indirect beneficial ownership of 685 Common Shares owned by Related General II, L.P. (Related General II, L.P. is owned by TRCLP.  Mr. Ross owns approximately 62% of TRCLP, Mr. Blau owns approximately 18% of TRCLP, and Mr. Beal owns approximately 10% of TRCLP).

(9)
Includes direct voting and dispositive power with respect to 40,000 Special Preferred Voting Shares held directly by Mr. Blau and indirect voting and dispositive power with respect to 10,194,400 Special Preferred Voting Shares held directly by Related General II, L.P.

(10)
Includes direct beneficial  ownership of 8,500 Common Shares, indirect beneficial ownership of 33,654,639 Common Shares that could be acquired upon the exercise of the Option, and indirect beneficial ownership of 685 Common Shares owned by Related General II, L.P. (Related General II, L.P. is owned by TRCLP.  Mr. Ross owns approximately 62% of TRCLP, Mr. Blau owns approximately 18% of TRCLP, and Mr. Beal owns approximately 10% of TRCLP).

(11)
Includes indirect beneficial ownership of 24,523,020 Common Shares held by Bank of America, N.A., 3,283,755 Common Shares held by FIA Card Services, N.A., and 3,089,715 Common Shares held by Merrill Lynch Community Development Company, LLC.

(12)
Includes indirect beneficial ownership of 24,717,720 Common Shares held by Wells Fargo Community Development Corporation, and in aggregate 3,095,905 Common Shares held by Wells Fargo Bank, N.A. and Wells Fargo Advisors, LLC.

(13)	Shares voting and dispositive power with respect to such shares with Natixis North America LLC.

(14)
The Federal Deposit Insurance Corporation, in its capacity as Receiver, is the record owner of 24,285,165 Common Shares on behalf of the following entities: 9,269,145 Common Shares held by California National Bank, 6,179,430 Common Shares held by California Savings Bank, 4,634,580 Common Shares held by San Diego National Bank, 2,471,775 Common shares held by Indy Mac Bank, F.S.B., 1,235,880 Common Shares held by North Houston Bank, and 494,355 Common Shares held by Community Bank & Trust.  The FDIC has informed us it does not believe it is required to aggregate its beneficial ownership of such shares in these six separate receiverships (and, therefore, has not filed a Schedule 13D) and that even if it were required to aggregate its ownership under SEC Rule 13d-3, that as an “independent establishment of the United States,” under Section 3(c) of the 34 Act it is exempt from the provisions of the 34 Act.  If the FDIC were to vote these shares as a block, its aggregate voting ownership percentage would be 6.7%.

The following table provides information as of April 12, 2012 with respect to the beneficial ownership of our Common Shares in accordance with Rule 13d-3, as well as the number of voting shares and the voting ownership percentage for each of our trustees and our named executive officers and our trustees, named executive officers and executive officers as a group.

Name and Title	Amount and Nature of Beneficial Ownership of Common Shares	Percent of Common Shares Beneficially Owned(1)	Number of Voting Shares	Voting Ownership Percentage(2)

Robert L. Levy Managing Trustee, President, Chief Financial Officer and Chief Operating Officer	258,292	*	258,292	*

Jerome Y. Halperin Managing Trustee (independent trustee)	50,604	*	50,604	*

William T. Hyman Senior Managing Director	137,580	*	137,580	*

Robert L. Loverd Managing Trustee (independent trustee)	64,664	*	64,664	*

Robert A. Meister Managing Trustee (independent trustee)	51,535	*	51,535	*

Michael Riechman Senior Managing Director	--	0%	--	0%

Thomas W. White Managing Trustee (independent trustee)	21,372	*	21,372	*

All Executive Officers and Trustees of the Company as a group (10 persons)	681,400	*	681,400	*

*	Less than 1% of the outstanding Common Shares.

(1)	Calculated in accordance with Rule 13d-3.

(2)	Based on (i) Total Common Shares and (ii) Special Preferred Voting Shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Review and Approval of Related Person Transactions

The nominating and governance committee of our Board (and from time to time subcommittees created by the independent trustees) reviews, monitors and approves, among others, any transactions by us in which a trustee or officer of us, CCG, or any of CCG’s affiliates has a direct or indirect personal interest.  The charter of our nominating and governance committee contains the written policy requiring the committee’s review of the related person transactions.  We have an advisory agreement with Island Centerline Manager LLC (the “Island Advisor”) and a consulting agreement with an affiliate of TRCLP (see “Item 10.  Directors, Executive Officers and Corporate Governance” above and “Other Affiliated Transactions — The Related Companies, L.P.”, below).  Any matters that arise between us and the Island Advisor under that agreement will be reviewed by the nominating and governance committee or, during its temporary tenure, the oversight committee.  Our legal staff is primarily responsible for the development and implementation of processes and controls to obtain information from the trustees and executive officers with respect to related person transactions and for then determining, based on the facts and circumstances, whether we or a related person has a direct or indirect material interest in the transaction.

During the year ended December 31, 2011, we had certain relationships with our Advisor, our CCG manager and our other affiliates as detailed below, and we expect we will continue to have such or similar relationships in the future.

Advisory and Servicing Agreements

See “Item 10.  Directors, Executive Officers and Corporate Governance” above for a description of our advisory agreement with Island Centerline Manager LLC.

C-III

We have a subservicing agreement with C-III Capital Partners LLC (together with its affiliates, “C-III”) pursuant to which C-III agreed to service and administer mortgage loans on our behalf.  During the years ended December 31, 2011 and 2010, we paid a total amount of $7.0 million and $6.5 million, respectively relating to these services.  In addition, in 2011 we paid C-III referral fees for mortgage loans financed by us for borrowers referred to us by C-III for the total amount of $1.2 million.

We have a sublease agreement with C-III relating to the leased space that we occupied and which has been used by C-III since March 2010.

Other Affiliated Transactions

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

Fund Advances Related to Tax Credit Property Partnerships, Net

Fund advances related to Tax Credit Property Partnerships represent monies we loaned to certain Tax Credit Fund Partnerships to allow them to provide financial support to Tax Credit Property Partnerships in which they invest. We expect the Tax Credit Fund Partnerships will repay those loans from the release of reserves, proceeds from asset sales and other operating sources. Fund advances we made (net of reserves) were $15.6 million and $15.0 million in 2011 and 2010, respectively. In connection with the restructuring of certain credit intermediation agreements in 2010, certain of these fund advances were contributed to our Guaranteed Holdings and CFin Holdings subsidiaries.

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

Transactions with Certain 5% Holders

Natixis Financial Products LLC (“Natixis”) beneficially owns 5.1% of our outstanding Common Shares as shown on the table set forth under the heading “Securities ownership of certain beneficial owners and management and related shareholders” in Item 12.  We are partners with an affiliate of Natixis in two isolated special purpose entities, Centerline Financial Holdings LLC (“CFin Holdings”) and its subsidiary, Centerline Financial LLC (“Centerline Financial”), that provide credit intermediations to facilitate specified rates of return on some of the Tax Credit funds we originated.  Given current market conditions, the immediate outlook is for no new business to be carried out by our Credit Risk Products Group. In addition, due to the downgrade of Centerline Financial’s rating during the second and third quarters of 2010, Centerline Financial has been and continues to be prohibited from providing any new credit intermediations.

Affiliates in our Mortgage Banking segment enter into arrangements from time to time to refer mortgage banking and other financing business to, or to obtain referrals of mortgage banking and other financial business from, C3 Initial Assets LLC, which beneficially owns 40.0% of our Common Shares as shown on the table set forth under the heading “Securities ownership of certain beneficial owners and management and related shareholders” in Item 12.

We have entered into various agreements with affiliates of Bank of America Corporation (collectively, “BOA”) pursuant to which BOA provides Centerline with (i) a term loan and a revolving credit facility, (ii) a mortgage banking warehousing facility, and (iii) cash management services.  BOA also invests in LIHTC funds sponsored by us.  Wells Fargo & Company provides us with cash management services and invests in LIHTC funds sponsored by us.

Other than as more fully described above under this Item 13, we have not entered into arrangements with our other shareholders (and their affiliates) that hold 5% or more of our Common Shares (as shown on the table set forth under the heading “Securities ownership of certain beneficial owners and management and related shareholders” in Item 12).

Arrangements with Executive Officers

Mr. Levy holds equity interests in certain entities with respect to which the Company will serve and may in the future serve, as the non-equity manager and be entitled to receive economic benefits related to such equity ownership.

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

Fees Paid to Independent Registered Public Accounting Firm

The following table presents fees for professional audit services rendered by Deloitte and Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte”) for the audit of our financial statements for the years ended December 31, 2011 and December 31, 2010, and fees for other services rendered by Deloitte during those periods.

	2011	2010
Audit Fees(a)	$1,995,000	$3,165,820
Audit-Related Fees	--	--
Tax Fees	313,227	98,880
All Other Fees	--	--
Total	$2,308,227	$3,264,700

(a)   Fees for audit services billed for 2011 and 2010 consisted of the audit of our annual financial statements and internal controls, reviews of our quarterly financial statements, consents and other services related to SEC matters.

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

Exhibit Index
Exhibit Number	Description of Document
31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTERLINE HOLDING COMPANY
(Registrant)

Date:	April 18, 2012	By:	/s/ Robert L. Levy
Robert L. Levy President, Chief Operating Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

CENTERLINE HOLDING COMPANY
(Registrant)

Date:	April 18, 2012	By:	/s/ Robert L. Levy
Robert L. Levy President, Chief Operating Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of us and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert L. Levy
Robert L. Levy	Managing Trustee, President, Chief Operating Officer and Chief Financial Officer	April 18, 2012
/s/ *
Jerome Y. Halperin	Managing Trustee	April 18, 2012
/s/ *
Robert L. Loverd	Managing Trustee	April 18, 2012
/s/ *
Robert A. Meister	Managing Trustee	April 18, 2012
/s/ *
Thomas W. White	Managing Trustee	April 18, 2012
* /s/ Robert L. Levy
Robert L. Levy Attorney-in-fact