Form 10-Q
period 2012-03-31
CENTERLINE HOLDING CO
filed 2012-05-21
CIK 1043325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

______________

FORM 10-Q

______________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 18, 2012, there were 349.2 million outstanding shares of the registrant’s common shares of beneficial interest.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2012	2011
	(Unaudited)

Assets:
Cash and cash equivalents	$93,584	$95,992
Restricted cash	16,658	16,185
Investments:
Available-for-sale	399,406	394,355
Equity method	4,625	8,794
Mortgage loans held for sale and other assets	84,046	190,192
Investments in and loans to affiliates, net	5,970	5,641
Intangible assets, net	8,634	8,784
Mortgage servicing rights, net	75,103	72,520
Deferred costs and other assets, net	75,341	75,791
Consolidated partnerships:
Equity method investments	2,889,695	3,079,803
Land, buildings and improvements, net	435,830	460,804
Other assets	268,043	264,437

Total assets	$4,356,935	$4,673,298

Liabilities:
Notes payable and other borrowings	$218,450	$322,849
Secured financing	615,982	618,163
Accounts payable, accrued expenses and other liabilities	179,402	187,230
Preferred shares of subsidiary (subject to mandatory repurchase)	55,000	55,000
Redeemable securities	6,000	-
Consolidated partnerships:
Notes payable	137,970	156,643
Due to tax credit property partnerships	122,435	132,246
Other liabilities	324,957	319,256

Total liabilities	1,660,196	1,791,387

Redeemable securities	-	6,000

Commitments and contingencies

Equity:
Centerline Holding Company beneficial owners’ equity:
Special preferred voting shares; no par value; 11,867 shares issued and outstanding in 2012 and 2011	119	119
Common shares; no par value; 800,000 shares authorized; 356,226 issued and 349,166 outstanding in 2012 and 2011	204,336	209,735
Treasury shares of beneficial interest – common, at cost; 7,060 shares in 2012 and 2011	(65,764)	(65,764)
Accumulated other comprehensive income	74,991	66,661

Centerline Holding Company total	213,682	210,751

Non-controlling interests	2,483,057	2,665,160

Total equity	2,696,739	2,875,911

Total liabilities and equity	$4,356,935	$4,673,298

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2012		2011
Revenues:
Interest income		$12,136	$7,827
Fee income		9,255	7,930
Gain on sale of mortgage loans		10,413	5,723
Other		1,070	971
Consolidated partnerships:
Interest income, net		(1,357)	245
Rental income		28,739	25,923
Other		195	90
Total revenues		60,451	48,709

Expenses:
General and administrative		27,302	23,578
Provision for (recovery of) losses		6,005	(2,789)
Interest		12,671	13,499
Interest – distributions to preferred shareholders of subsidiary		960	960
Depreciation and amortization		3,859	3,546
Consolidated partnerships:
Interest		5,072	4,661
Other expenses		60,411	45,833
Total expenses		116,280	89,288

Loss before other (loss) income		(55,829)	(40,579)

Other (loss) income:
Gain on settlement of liabilities		-	1,756
Other losses from consolidated partnerships		(153,364)	(61,441)

Loss from continuing operations before income tax provision		(209,193)	(100,264)
Income tax provision – continuing operations		(60)	(193)

Net loss from continuing operations		(209,253)	(100,457)

Discontinued operations
Net income from discontinued operations		-	253

Net loss		(209,253)	(100,204)

Net loss attributable to non-controlling interests		203,854	100,966

Net (loss) income attributable to Centerline Holding Company shareholders		$(5,399)	$762

Net (loss) income per share
Basic
(Loss) income from continuing operations		$(0.02)	$-	(1)
(Loss) income from discontinued operations	$	N/A	$-	(1)
Diluted
(Loss) income from continuing operations		$(0.02)	$-	(1)
(Loss) income from discontinued operations	$	N/A	$-	(1)

Weighted average shares outstanding
Basic		349,166	348,647
Diluted		349,166	349,268

(1)			Amount calculates to zero when rounded.

N/A - Not applicable

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Net Loss	$(209,253)	$(100,204)

Other comprehensive income - unrealized gains, net	8,344	3,654

Comprehensive loss	(200,909)	(96,550)

Less: Other comprehensive loss attributable to non-controlling interests	203,840	100,978

Comprehensive income attributable to Centerline Holding Company shareholders	$2,931	$4,428

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands)
(Unaudited)

					Accumulated
	Special				Other	Non-
	Preferred				Comprehensive	Controlling
	Voting Shares	Common Shares		Treasury Shares	Income/(loss)	Interests	Total
		Shares

January 1, 2012	$119	349,166	$209,735	$(65,764)	$66,661	$2,665,160	$2,875,911
Net loss	-	-	(5,399)	-	-	(203,854)	(209,253)
Unrealized gains, net	-	-	-	-	8,330	14	8,344
Contributions	-	-	-	-	-	29,845	29,845
Net decrease due to newly consolidated general partnerships	-	-	-	-	-	(985)	(985)
Distributions	-	-	-	-	-	(7,123)	(7,123)
March 31,2012	$119	349,166	$204,336	$(65,764)	$74,991	$2,483,057	$2,696,739

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(209,253)	$(100,204)
Adjustments to reconcile net income (loss) to cash flows used in operating activities:
Non-cash loss from consolidated partnerships	205,426	102,780
Gain on settlement of liabilities	-	(1,756)
Lease termination costs	3,318	-
Credit intermediation assumption fees	911	1,397
Reserves for bad debts, net of reversals	3,287	2,711
Affordable Housing loss reserve recovery	(600)	(5,500)
Depreciation and amortization	3,859	3,546
Share-based compensation expense	-	20
Change in fair value of derivatives	(850)	(703)
Non-cash expense, net	4,100	5,705
Capitalization of mortgage servicing rights	(5,779)	(3,634)
Changes in operating assets and liabilities:
Mortgage loans held for sale	106,101	(4,790)
Receivables	416	972
Other assets	(1,630)	(772)
Deferred revenues	(1,528)	1,295
Accounts payable, accrued expenses and other liabilities	(7,376)	(4,538)

Net cash flow provided by (used in) operating activities	100,402	(3,471)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale and repayment of available-for-sale securities	49	(54)
Sale and repayments of mortgage loans held for investment	6	11
Acquisition of equity interests in Tax Credit Property Partnerships	(3,193)	(6,988)
Proceeds from sale of equity interests to Tax Credit Fund Partnerships	7,362	5,628
Deferred investment acquisition cost	(72)	-
(Increase) decrease in restricted cash, escrows and other cash collateral	(472)	612
Acquisition of furniture, fixtures and leasehold improvements	(438)	(76)
Equity investments and other investing activities	2	(861)

Net cash flow provided by (used in) investing activities	3,244	(1,728)

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to equity holders	(1,556)	(1,556)
Repayments of term loan	(2,976)	-
(Decrease) increase in mortgage banking warehouse and repurchase facilities	(103,622)	4,938
Increase in revolving credit facility	2,200	4,000
Redemption of Convertible CRA Shares	-	(161)
Deferred financing and other offering costs	(100)	-

Net cash flow (used in) provided by financing activities	(106,054)	7,221

Net (decrease) increase in cash and cash equivalents	(2,408)	2,022
Cash and cash equivalents at the beginning of the period	95,992	119,616

Cash and cash equivalents at end of period	$93,584	$121,638

Non-cash investing and financing activities:
Net change in re-securitized mortgage revenue bonds:
Secured financing liability	$2,181	$14,330
Mortgage revenue bonds	$(2,181)	$(16,020)
Decrease in Series B Freddie Mac Certificates	$-	$1,683
Decrease in Series A-1 Freddie Mac Certificates	$-	$6
Exchange of Convertible Special Common Units to Common Shares	$-	$7,102

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – Description of Business and Basis of Presentation

A.	Description of Business

Centerline Holding Company (“CHC”), through its subsidiaries, provides real estate financing and asset management services, focused on affordable and conventional multifamily housing.  We offer a range of both debt financing and equity investment products, as well as asset management services to developers, owners, and investors.  We are structured to originate, underwrite, service, manage, refinance or sell assets through all phases of its life cycle.  As a leading sponsor of Low-Income Housing Tax Credit (“LIHTC”) funds, we have raised more than $10 billion in equity across 136 funds.  Today we manage $9.3 billion of investor equity within 116 funds and invest in approximately 1,200 assets located in 45 U.S. states.  Our multifamily lending platform services $11.4 billion in loans and mortgage revenue bonds.  A substantial portion of our business is conducted through our subsidiaries, generally under the designation Centerline Capital Group LLC (“CCG”).  The term “we” (“us”, “our” or “the Company”) as used throughout this document may refer to a subsidiary or the business as a whole, while the term “parent trust” refers only to CHC as a stand-alone entity.

We manage our operations through six reportable segments.  Our reportable segments consist of four core business segments and two additional segments: Corporate and Consolidated Partnerships.  Our four core business segments are:

Affordable Housing Equity provides LIHTC equity financing products for affordable multifamily housing, offers investment opportunities and fund management services to investors in affordable multifamily equity and manages the disposition of assets through the end of the fund’s life;

Affordable Housing Debt provides financing to developers and owners of affordable multifamily properties and manages our retained interests from the December 2007 re-securitization of our mortgage revenue bond portfolio with the Federal Home Loan Mortgage Corporation (“Freddie Mac”);

Mortgage Banking, provides conventional mortgage financing for multifamily housing, manufactured housing and student housing; and

Asset Management, provides active management of multifamily real estate assets owned by our Affordable Housing Equity investment funds by managing construction risk during the construction process, managing specially serviced assets, and monitoring our real estate owned portfolio.  For Affordable Housing Debt loans, Asset Management manages construction risk during the construction process and actively manages specially serviced assets.

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

These unaudited condensed consolidated financial statements are intended to be read in conjunction with the audited consolidated financial statements and notes included in our Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”), which contains a summary of our significant accounting policies.  Certain footnote detail is omitted from the condensed consolidated financial statements unless there is a material change from the information included in the 2011 Form 10-K.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

C.	Recently Issued and Adopted Accounting Pronouncements

During the three months ended March 31, 2012 we adopted the following new accounting pronouncements:

•
On January 1, 2012, we adopted Accounting Standards Update (“ASU”) No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements.  This update revises the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The adoption of ASU 2011-03 did not have a material impact on our consolidated financial statements.

•
On January 1, 2012, we adopted ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  This update amends the existing fair value guidance to improve consistency in the application and disclosure of fair value measurements in U.S. GAAP and International Financial Reporting Standards.  ASU 2011-04 provides certain clarifications to the existing guidance, changes certain fair value principles, and enhances disclosure requirements.  While requiring additional disclosures, the adoption of ASU 2011-04 did not have an impact on our financial condition, results of operations or cash flows.

•
On January 1, 2012, we adopted ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  ASU 2011-05 removes the option to present the components of other comprehensive income (“OCI”) as part of the statement of changes in equity.  In addition, ASU 2011-05 requires consecutive presentation of the statement of operations and OCI and presentation of reclassification adjustments on the face of the financial statements from OCI to net income.    The adoption of ASU 2011-05 impacts presentation of a separate financial statement only and did not have an impact on our financial condition, results of operations or cash flows.

•
On January 1, 2012, we adopted ASU No. 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and OCI until the Financial Accounting Standards Board is able to reconsider the applicable provisions. The adoption of ASU 2011-12 impacts presentation only and did not have an impact on our financial condition, results of operations or cash flows.

During the three months ended March 31, 2012, no new accounting pronouncements were issued that would impact the Company.

NOTE 2 – Fair Value Measurement

A.	General

Certain assets are “marked to market” every reporting period (i.e., on a recurring basis) in accordance with GAAP.  Other assets are carried at amortized cost (such as mortgage loans held for investment), are initially recorded at fair value and amortized (such as Mortgage Servicing Rights (“MSRs”)) or are carried at the lower of cost or fair value (mortgage loans held for sale); these are tested for impairment periodically and would be adjusted to fair value if impaired (i.e., measured at fair value on a non-recurring basis).

We have an established process for determining fair values. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is based on quoted market prices, where available. If listed prices or quotes are not available, fair value is based on internally developed models that consider relevant transaction data such as maturity and use as inputs, market-based or independently sourced market parameters.  We have controls in place intended to ensure that our fair values are appropriate.  Our Finance and Accounting group, independent from business operations ensures quarterly that observable market prices and market based parameters are used for valuation whenever possible.  For those products with material parameter risk for which observable market levels do not exist, an independent review of the assumptions made on pricing is performed on a quarterly basis.  Any changes to valuation methodology are reviewed by management to confirm that the changes are justified.

The methods described above to estimate fair value may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we believe our valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

B.	Valuation Hierarchy

A three-level valuation hierarchy has been established under U.S. GAAP for disclosure of fair value measurements. The valuation hierarchy is based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

A financial instrument’s categorization within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement.

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

C.	Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following are the assets and liabilities that we measure at fair value on a recurring basis and the valuation methodologies and inputs used by us:

Series A-1 Freddie Mac Certificates
 We generally determine fair value based on observable market transactions of similar instruments when available. Because these certificates typically have a limited or inactive market, and in the absence of observable market transactions, we estimate fair value for each certificate utilizing the present value of the expected cash flows of the scheduled interest payments on each certificate discounted at a rate for comparable tax-exempt investments and then compare it against any similar market transactions.

Series B Freddie Mac Certificates	We determine fair value of the Series B Freddie Mac Certificates, which represent the residual interests of the re-securitized portfolio, based upon a discounted cash flow model that follows the contractual provisions of the certificates. The significant assumptions of the valuation which impact the cash flow and thus the valuation include:

●
estimating the constant default rate (“CDR”) and the prepayment rates of the mortgage revenue bonds in the managed portfolio, estimates which are based on our historical experience and industry studies related to properties comparable to those underlying the bonds;

	●	estimating the loss severity, upon default, associated with the mortgage revenue bonds collateral;

	●	estimating the extent to which other parties involved in our planned restructuring of the bonds underlying the certificates will participate and the timing of that restructuring; and

	●	applying an appropriate discount rate, which we consider in comparison to comparable residual interests, along with consideration of the tax-exempt nature of the associated income.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Mortgage revenue bonds
As mortgage revenue bonds typically have a limited or inactive market, in the absence of observable market transactions, we estimate fair value for bonds secured by performing properties (“Performing Assets”) by calculating the net present value based on the original bond amortization schedule, utilizing a discount rate for comparable tax-exempt investments as obtained from relevant market makers. For bonds secured by properties with substandard performance (“Non-performing Assets”), the fair value is determined by utilizing the direct capitalization methodology and applying a capitalization rate obtained from market data for comparative tax exempt investments to assumed stabilized net operating income levels.  Management uses judgment based on individual property markets to determine stabilized net operating income.

Interest rate derivatives
The fair values of interest rate derivatives are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curve) derived from observable market interest rate curves.  In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as thresholds and guarantees.

The following tables present the assets and liabilities measured at fair value as of March 31, 2012 and December 31, 2011, and indicate the fair value hierarchy of the valuation techniques we utilize to determine fair value:

				Balance
				as of
				March 31,
(in thousands)	Level 1	Level 2	Level 3	2012

Assets
Available-for-sale investments:
Freddie Mac Certificates:
Series A-1	$-	$-	$133,897	$133,897
Series B	-	-	62,388	62,388
Mortgage revenue bonds	-	-	203,121	203,121
Total available-for-sale investments	$-	$-	$399,406	$399,406

Interest rate derivatives(1)	$-	$1,397	$-	$1,397

Liabilities
Interest rate derivatives(2)	$-	$27,796	$-	$27,796

(1)	Included in “Deferred costs and other assets, net” on the Condensed Consolidated Balance Sheets.
(2)	Included in “Accounts payable, accrued expenses and other liabilities” on the Condensed Consolidated Balance Sheets.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

				Balance
				as of
				December 31,
(in thousands)	Level 1	Level 2	Level 3	2011

Assets
Available-for-sale investments:
Freddie Mac Certificates:
Series A-1	$-	$-	$134,360	$134,360
Series B	-	-	64,857	64,857
Mortgage revenue bonds	-	-	195,138	195,138
Total available-for-sale investments	$-	$-	$394,355	$394,355

Interest rate derivatives	$-	$1,488	$-	$1,488

Liabilities
Interest rate derivatives	$-	$28,737	$-	$28,737

For key fair value assumptions used in measuring Level 3 assets and for the sensitivity of the fair value to changes in these assumptions (see Note 4).

The following tables include a rollforward of assets measured at fair value on a recurring basis and for which we utilized Level 3 inputs to determine fair value:

	Three Months Ended March 31, 2012

	Series A-1	Series B	Mortgage
	Freddie Mac	Freddie Mac	Revenue
(in thousands)	Certificates	Certificates	Bonds		Total

Balance at January 1, 2012	$134,360	$64,857	$195,138		$394,355
Total realized and unrealized gains or (losses):
Realized gain recognized in earnings	-	-	-		-
Unrealized (loss) gain recorded in other
comprehensive income (loss)	(459)	(444)	9,234		8,331
Amortization or accretion	(4)	(2,025)	43		(1,986)
Purchases, sales, issuances, settlements and other adjustments(1)	-	-	(1,294)	(2)	(1,294)
Net transfers in and/or out of Level 3	-	-	-		-
Balance at March 31, 2012	$133,897	$62,388	$203,121		$399,406

Amount of total gains for the period included in
earnings attributable to the change in unrealized
gains or losses relating to assets still held at
March 31, 2012	$-	$-	$-		$-

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31, 2011

	Series A-1	Series B	Mortgage
	Freddie Mac	Freddie Mac	Revenue
(in thousands)	Certificates	Certificates	Bonds		Total

Balance at January 1, 2011	$129,406	$63,215	$292,659		$485,280
Total realized and unrealized gains or (losses):
Realized gain recognized in earnings	-	-	-		-
Unrealized (loss) gain recorded in other
comprehensive income (loss)	(2,022)	4,412	(1,326)		1,064
Amortization or accretion	(3)	(4,454)	49		(4,408)
Purchases, sales, issuances, settlements and other adjustments(1)	1,844	6	(35,668)	(3)	(33,818)
Net transfers in and/or out of Level 3	-	-	-		-
Balance at March 31, 2011	$129,225	$63,179	$255,714		$448,118

Amount of total gains for the period included in
earnings attributable to the change in unrealized
gains or losses relating to assets still held at
March 31, 2011	$-	$-	$-		$-

(1)	No purchases, sales, issuances or settlements occurred during the reporting period.
(2)	Reflects de-recognition of one mortgage revenue bond as a result of repayment during the period.
(3)
Reflects the elimination of certain mortgage revenue bonds as a result of the consolidation of the underlying properties upon obtaining control of the related Tax Credit Property Partnerships, as well as a bond that received sale treatment during the period (see Note 4).

D.	Assets and Liabilities Not Measured at Fair Value

For cash and cash equivalents, restricted cash, accounts receivable, stabilization escrow, accounts payable, accrued expenses and other liabilities as well as variable-rate notes payable and other borrowings, recorded values approximate fair value due to their terms, or their liquid or short-term nature.

In accordance with GAAP, certain financial assets and liabilities are included on our condensed consolidated balance sheet at amounts other than fair value.  A description of those assets and liabilities is as follows:

Mortgage loans held for investment
Fair value is determined by using a combination of updated appraised values and broker quotes or services supplying market and sales data in various geographical locations where the collateral is located.

Mortgage loans held for sale
Fair value is estimated by calculating the assumed gain/loss of the expected loan sale to the buyer, the expected net future cash flows associated with the servicing of the loan and the effects of interest rate movements between the date of rate lock and the balance sheet date.

MSRs
We estimate the fair value through a discounted cash flow analysis utilizing market information obtained with the assistance of third-party valuation specialists. Inputs into this analysis include contractual servicing fees, our projected cost to service as well as estimates of default rates, prepayment speeds and an appropriate discount rate. While certain of the inputs such as fee rates and discount rates are observable, most of the other inputs are based on historical company data.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Secured financing
Fair value is estimated using either quoted market prices or discounted cash flow analyses based on our current borrowing rates for similar types of borrowing arrangements, which reflect our current credit standing.

Preferred shares of subsidiary (subject to mandatory repurchase)
As the preferred shares are economically defeased by the Series A-1 Freddie Mac certificates, the fair value is determined in a manner consistent with the Series A-1 Freddie Mac certificates.  As these instruments typically have a limited or inactive market, and in the absence of observable market transactions, we estimate the fair value utilizing the present value of the expected cash flows discounted at a rate for comparable tax-exempt investments.

Fixed-rate notes payable	Fair value is estimated by utilizing the present value of the expected cash flows discounted at a rate for comparable tax-exempt investments.

The following table presents information about our more significant assets and liabilities that are not carried at fair value:

		March 31, 2012		December 31, 2011
	Fair Value
	Hierarchy	Carrying		Carrying
(in thousands)	Level	Value	Fair Value	Value	Fair Value

Mortgage loans held for investment	3	$1,291	$1,329	$1,335	$1,335
Mortgage loans held for sale	2	82,755	85,335	188,855	196,669
MSRs	3	75,103	82,040	72,520	78,814
Secured financing	3	615,982	481,815	618,163	474,968
Preferred shares of subsidiary (subject to
mandatory repurchase)	3	55,000	61,553	55,000	61,981
Redeemable securities	3	6,000	1,425

Consolidated Partnerships:
Fixed-rate notes payable	3	137,970	96,087	156,643	99,527

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – Assets Pledged as Collateral

In connection with our Term Loan and Revolving Credit Facility (Note 10), the stock of substantially all of our subsidiaries is pledged as collateral.  In addition, substantially all of our other assets are pledged as collateral to our Term Loan and Revolving Credit Facility subject to the liens detailed below.  The following table details assets we have specifically pledged as collateral for various debt facilities or other contractual arrangements that provide first liens ahead of the Term Loan and Revolving Credit Facility:

		Carrying
		Amount of
		Collateral at
		March 31,
		2012
Collateral	Balance Sheet Classification	(in thousands)	Associated Debt Facility/Liability

Cash at Centerline Mortgage	Restricted cash	$12,535	Mortgage loan loss sharing agreements (Note 21)
Capital Inc. (“CMC”)

Cash at Centerline Financial LLC	Cash and cash equivalents	$66,314	Affordable Housing Yield transactions (Note 21)
("CFin" or "Centerline Financial")			and Centerline Financial undrawn credit facility (Note 10)(1)

Series A-1 Freddie Mac	Investments – available-for-sale – Freddie Mac	$114,515	Preferred shares of subsidiary (2)
certificates at Centerline	certificates (Note 4)
Equity Issuer Trust ("Equity Issuer")

Series A-1 Freddie Mac	Investments – available-for-sale – Freddie Mac	$19,382	Affordable Housing Yield transactions (Note 21)
Certificates at Centerline	certificates (Note 4)
Guaranteed Holdings LLC ("Guaranteed Holdings")

Mortgage loans at CMC and	Other investments – mortgage loans held for	$82,755	Mortgage Banking warehouse facilities
Centerline Mortgage Partners	sale (Note 6)
Inc. (“CMP”)

Collateral posted with	Deferred costs and other assets, net (Note 8)	$44,149	Affordable Housing Yield transactions (Note 21)
counterparties at Guaranteed
Holdings

(1)	These assets are subject to a priority lien related to the Affordable Housing Yield transactions and a subordinated lien related to the Centerline Financial undrawn credit facility.
(2)	While not collateral, these assets economically defease the preferred shares of subsidiary.

We are required as part of our mortgage loan loss sharing agreements with Freddie Mac to provide security for payment of the reimbursement obligation.  The collateral can include a combination of the net worth of one of our Mortgage Banking subsidiaries, a letter of credit and/or cash.  To meet this collateral requirement, we have provided to Freddie Mac letters of credit totaling $12.0 million issued by Bank of America as a part of our Revolving Credit Facility (see Note 21).

In accordance with the requirements of its operating agreement, Centerline Financial has a cash balance of $66.3 million as of March 31, 2012 in order to maintain its minimum capital requirements.  In addition, in accordance with the requirements of the Centerline Financial operating agreement, one of our subsidiaries pledged two taxable bonds with an aggregate notional amount of $3.2 million and the associated cash received on these bonds to Centerline Financial in order to maintain its minimum capital requirements.  As these assets are pledged between two of our subsidiaries they were excluded from the table above.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – Available-for-Sale Investments

Available-for-sale investments consisted of:

	March 31,	December 31,
(in thousands)	2012	2011

Freddie Mac Certificates:
Series A-1	$133,897	$134,360
Series B	62,388	64,857
Mortgage revenue bonds	203,121	195,138

Total	$399,406	$394,355

A.	Freddie Mac Certificates

We retained Series A-1 and Series B Freddie Mac Certificates in connection with the December 2007 re-securitization of the mortgage revenue bond portfolio with Freddie Mac.  The Series A-1 Freddie Mac Certificates are fixed rate securities, whereas the Series B Freddie Mac Certificates are residual interests of the re-securitization trust.

Series A-1

Information with respect to the Series A-1 Freddie Mac Certificates is as follows:

	March 31,	December 31,
(in thousands)	2012	2011

Amortized cost	$177,575	$177,579
Gross unrealized gains	20,664	21,344
Fair value	198,239	198,923
Less: eliminations(1)	(64,342)	(64,563)

Consolidated fair value	$133,897	$134,360

(1)	A portion of the Series A-1 Freddie Mac Certificates relate to re-securitized mortgage revenue bonds that are not reflected as sold for GAAP purposes. Accordingly, that portion is eliminated in consolidation.

During each of the three months ended March 31, 2012 and 2011, we received $2.7 million in cash interest from the Series A-1 Freddie Mac Certificates.

In measuring the fair value of the Series A-1 Freddie Mac Certificates, we used an average discount rate of 2.96% as of March 31, 2012 and 3.04% as of December 31, 2011.

The fair value and the sensitivity of the fair value to immediate adverse changes in those assumptions are as follows:

March 31,
(in thousands)	2012

Fair value of Freddie Mac A-1 Certificates	$133,897

Discount rate:
Fair value after impact of 2% adverse change	124,624
Fair value after impact of 4% adverse change	116,310

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

These sensitivities are hypothetical changes in fair value and cannot be extrapolated because the relationship of the changes in assumption to the changes in fair value may not be linear.  Accordingly, no assurance can be given that actual results would be consistent with the results of these estimates.

Series B

Information with respect to the Series B Freddie Mac Certificates is as follows:

	March 31,	December 31,
(in thousands)	2012	2011

Amortized cost basis	$26,046	$30,915
Gross unrealized gains	36,906	35,573
Subtotal/fair value(1)	62,952	66,488
Less: eliminations(2)	(564)	(1,631)

Consolidated fair value	$62,388	$64,857

(1)
The fair value of the Series B Freddie Mac Certificates decreased primarily due to the December 31, 2011 projected cash flows which included contingent interest of $2.2 million on an underlying bond which was received in the first quarter of 2011 as expected.

(2)	A portion of the Series B Freddie Mac Certificates relates to re-securitized mortgage revenue bonds that were not reflected as sold. Accordingly, that portion is eliminated in consolidation.

During the three months ended March 31, 2012 and 2011, we received $9.7 million and $6.5 million in cash, respectively, as interest from the Series B Freddie Mac Certificates.

Delinquent collateral loans underlying the certificates had an unpaid principal balance of $109.5 million and $120.2 million at March 31, 2012 and December 31, 2011, respectively; projected remaining losses are estimated at 3.45% or $86.9 million of the underlying securitization.  During the three months ended March 31, 2012, there were no actual losses in the underlying securitization.  No impairments were recorded for the three months ended March 31, 2012 and 2011.

Key unobservable inputs in measuring the Series B Freddie Mac Certificates are provided in the table below:

	March 31,		December 31,
	2012		2011

Weighted average discount rate	26.0%		26.0%
Constant prepayment rate	90.0%		90.0%
Weighted average life	8.1	years	8.3	years
Constant default rate	2.0%		2.0%
Default severity rate	21.0%		21.0%

The weighted average life of the assets in the pool that can be prepaid was 7.9 years as of March 31, 2012 and 8.1 years as of December 31, 2011.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value and the sensitivity of the fair value to immediate adverse changes in those assumptions are as follows:

March 31,
(in thousands)	2012

Fair value of Freddie Mac B Certificates	$62,388

Constant prepayment rate:
Fair value after impact of 5% adverse change	62,157
Fair value after impact of 10% adverse change	61,396

Discount rate:
Fair value after impact of 5% adverse change	54,098
Fair value after impact of 10% adverse change	47,705

Constant default rate:
Fair value after impact of 1% adverse change	56,524
Fair value after impact of 2% adverse change	50,917

Default severity rate:
Fair value after impact of 5% adverse change	60,936
Fair value after impact of 10% adverse change	59,483

These sensitivities are hypothetical changes in fair value and cannot be extrapolated because the relationship of the changes in assumption to the changes in fair value may not be linear.  Accordingly, no assurance can be given that actual results would be consistent with the results of these estimates. Increases (decreases) in any of the above inputs in isolation would result in a lower (higher) fair value measurement.  Generally, a change in the assumption used for constant default rate would be accompanied by a directionally opposite change in the assumption used for constant prepayment rate and discount rate.

B. Mortgage Revenue Bonds

The following table summarizes our mortgage revenue bond portfolio:

	March 31,	December 31,
(in thousands)	2012	2011

Securitized:

Included in December 2007 re-securitization transaction and accounted for as financed	$199,649	$191,564
Not securitized	3,472	3,574

Total at fair value	$203,121	$195,138

Our mortgage revenue bond portfolio decreased from 43 bonds (as of December 31, 2011) to 42 bonds (as of March 31, 2012).  The increase in the value of our mortgage revenue bond portfolio is primarily attributable to the increase of $9.2 million due to an increase in observed capitalization rates in certain states pertaining to improved market conditions as well as improvements in performance in certain underlying properties, offset by the repayment of one mortgage revenue bond in the amount of $0.8 million and principal paydowns of $0.5 million.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amortized cost basis of our portfolio of mortgage revenue bonds and the related unrealized gains and losses are as follows:

	March 31,	December 31,
(in thousands)	2012	2011

Amortized cost basis	$218,218	$219,469
Gross unrealized gains	20,499	18,960
Gross unrealized losses	(35,596)	(43,291)

Fair value	$203,121	$195,138

Key fair value assumptions used in measuring the mortgage revenue bonds are provided in the table below:

	March 31,	December 31,
	2012	2011

Capitalization rate range (Non-performing Assets)	6.95-9.15%	6.95-9.15%

Discount Rate (Performing Assets)	6.5%	6.5%

The fair value and the sensitivity of the fair value to the immediate adverse changes in those assumptions are as follows:

March 31,
(in thousands)	2012

Fair value of Mortgage revenue bonds	$203,121

Capitalization rate (Non-performing Assets):
Fair value after impact of 5% adverse change	183,684
Fair value after impact of 10% adverse change	168,218

Discount rate (Performing Assets):
Fair value after impact of 5% adverse change	201,289
Fair value after impact of 10% adverse change	199,580

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

For mortgage revenue bonds in an unrealized loss position as of the dates presented, the fair value and gross unrealized losses, aggregated by length of time that individual bonds have been in a continuous unrealized loss position, is summarized in the table below:

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Less than	12 Months
(dollars in thousands)	12 Months	or More	Total

March 31, 2012

Number	6	16	22
Fair value	$20,267	$62,939	$83,206
Gross unrealized losses	$7,791	$27,805	$35,596

December 31, 2011

Number	11	14	25
Fair value	$43,098	$42,021	$85,119
Gross unrealized losses	$14,622	$28,669	$43,291

We have evaluated the nature of the unrealized losses above and have concluded that they are temporary and should not be realized at this time as de-recognition of these bonds, should it occur, would not result in a loss.

NOTE 5 – Equity Method Investments

The table below provides the components of equity method investments as of:

	March 31,	December 31,
(in thousands)	2012	2011

Equity interests in Tax Credit Property Partnerships	$4,625	$8,794

We acquire interests in entities that own tax credit properties.  We hold these investments on a short-term basis for inclusion in future Affordable Housing Equity segment investment fund offerings.  We expect to sell these investments at cost into these Tax Credit Fund Partnerships.  During the three months ended March 31, 2012, we acquired interests in two entities that own tax credit properties and sold three properties, at cost, into LIHTC investment funds.

NOTE 6 – Mortgage Loans Held for Sale and Other Assets

The table below provides the components of other investments as of:

	March 31,	December 31,
(in thousands)	2012	2011

Mortgage loans held for sale	$82,755	$188,855
Mortgage loans held for investment	1,291	1,335
Stabilization escrow	-	2

Total	$84,046	$190,192

A.	Mortgage Loans Held for Sale

Mortgage loans held for sale include originated loans pre-sold to Government Sponsored Enterprises (“GSEs”), such as Federal National Mortgage Association (“Fannie Mae”) and Freddie Mac or to the Government National Mortgage Association (“Ginnie Mae”) under contractual sale obligations that normally settle within 30 days of origination.  In many cases, the loans sold to GSEs are used as collateral for mortgage-backed securities issued and guaranteed by GSEs and traded in the open market.  Mortgage loans held for sale can differ widely from period to period depending on the timing and size of originated mortgages and variances in holding periods prior to sale.  Loans closed and funded during the three months ended March 31, 2012 were $255.0 million.  Loans sold and settled during the three months ended March 31, 2012 were $361.4 million.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

B.	Mortgage Loans Held for Investment

Mortgage loans held for investment are made up primarily of promissory notes that we hold net of any reserve for uncollectibility.

C.	Stabilization Escrow

In connection with management’s strategy to manage the risks arising from the operations of certain Tax Credit Property Partnerships (see Affordable Housing Transactions in Note 21), we expect the remaining cash balance of $39.6 million to be used to restructure the debt of those Tax Credit Property Partnerships.  Accordingly, it was fully reserved.

NOTE 7 – Mortgage Servicing Rights, Net

The components of the change in MSRs and related reserves were as follows:

(in thousands)

Balance at January 1, 2011	$65,614
MSRs capitalized	3,634
Amortization	(2,760)
Balance at March 31, 2011	$66,488

Balance at January 1, 2012	$72,520
MSRs capitalized	5,779
Amortization	(3,196)
Balance at March 31, 2012	$75,103

While the balances above reflect our policy to record MSRs initially at fair value and amortize those amounts, presented below is information regarding the fair value of the MSRs.  The fair value and significant assumptions used in estimating it are as follows:

	March 31,	December 31,
	2012	2011

Fair value of MSRs	$82,040	$78,814
Weighted average discount rate	17.67%	17.64%
Weighted average pre-pay speed	9.49%	9.50%
Weighted average lockout period (years)	4.1	4.1
Weighted average default rate	0.95%	0.72%
Cost to service loans	$2,472	$2,284
Acquisition cost (per loan)	$1,486	$1,484

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below illustrates hypothetical fair values of MSRs, caused by assumed immediate changes to key assumptions that are used to determine fair value.

March 31,
(in thousands)	2012

Fair value of MSRs	$82,040

Prepayment speed:
Fair value after impact of 10% adverse change	81,390
Fair value after impact of 20% adverse change	80,772

Discount rate:
Fair value after impact of 10% adverse change	78,041
Fair value after impact of 20% adverse change	74,418

Default rate:
Fair value after impact of 10% adverse change	81,937
Fair value after impact of 20% adverse change	81,827

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

Servicing fees we earned as well as those received with respect to the December 2007 re-securitization transaction (all of which are included in “Fee Income” in our Condensed Consolidated Statements of Operations) were as follows:

	Three Months Ended
	March 31,
(in thousands)	2012	2011

Total servicing fees	$6,348	$5,880
Servicing fees from securitized assets
(included in Total servicing fees)	$524	$540

NOTE 8 – Deferred Costs and Other Assets, Net

The table below provides the components of deferred costs and other assets, net as of the dates presented:

	March 31,	December 31,
(in thousands)	2012	2011

Deferred financing and other costs(1)	$11,140	$11,854
Less: Accumulated amortization	(4,348)	(4,041)

Net deferred costs	6,792	7,813

Collateral posted with counterparties	44,198	44,763
Interest and fees receivable, net	5,550	6,102
Other receivables	6,917	6,443
Furniture, fixtures and leasehold improvements, net	4,159	3,926
Other	7,725	6,744

Total	$75,341	$75,791

(1)	Excludes items included in deferred financing and other costs that have been fully amortized.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – Consolidated Partnerships

The Company, through its Affordable Housing Equity segment, originates and manages Tax Credit Fund Partnerships.  The Company, through one of its affiliates, controls special limited partnership (“SLP”) interests in each of the Tax Credit Property Partnerships acquired by the Tax Credit Fund Partnerships.  In our role as SLP, we are able to remove the existing general partner from the Tax Credit Property Partnerships and assume control only for due cause related to the nonperformance of the general partner.  The Tax Credit Fund Partnerships and Tax Credit Property Partnerships, in which the Company has a substantive controlling general partner or managing member interest or in which it has concluded it is the primary beneficiary of a variable interest entity (“VIE”), are being consolidated although the Company has practically no economic interest in such entities.  These Tax Credit Fund Partnerships and Tax Credit Property Partnerships are included within our Consolidated Partnerships.

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

Financial information presented for certain of the Tax Credit Fund Partnerships and Tax Credit Property Partnerships is as of December 31, 2011 and September 30, 2011 and the three months ended December 31, 2011 and 2010, the most recent date for which information is available.

Assets, liabilities and equity of Consolidated Partnerships consist of the following:

	March 31,	December 31,
(in thousands)	2012	2011

Assets:
Equity interests in Tax Credit Property Partnerships	$2,889,695	$3,079,803
Land, buildings and improvements, net	435,830	460,804
Other assets	268,043	264,437
Total assets	$3,593,568	$3,805,044

Liabilities:
Notes payable	$137,970	$156,643
Due to Tax Credit Property Partnerships	122,435	132,246
Other liabilities	324,957	319,256
Total liabilities	$585,362	$608,145

Net eliminations(1)	562,575	557,444

Equity:
Non-controlling interests	2,451,485	2,633,604
Centerline Holding Company	(5,854)	5,851
Total equity	2,445,631	2,639,455

Total liabilities and equity	$3,593,568	$3,805,044

(1)	Reflects the impact on assets and liabilities for transactions eliminated between the Company and Consolidated Partnerships.
Consolidated Partnerships for the three months ended March 31, 2012, experienced a decrease in Tax Credit Property Partnerships of sixteen properties due to sale or foreclosure.  We also liquidated a public Tax Credit Fund Partnership during the first quarter of 2012.

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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The reduction for the current period is due primarily to the equity losses of $193.7 million (primarily resulting from non-cash depreciation expense and impairments) recognized in the current period, the sale of Tax Credit Property Partnerships of $2.1 million, and cash distributions of $1.8 million to the limited partners, partially offset by an increase in investment in new Tax Credit Property Partnerships of $9.0 million.

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

The decrease for the current period is primarily due to receivable reserve of $7.1 million between the Tax Credit Property Partnerships and the Tax Credit Fund Partnerships as a result of an increase in impairments recognized on equity investments and receivables due from the Tax Credit Property Partnerships, $13.3 million related to properties that were sold or foreclosed upon and current period depreciation of $5.5 million.  This was partially offset by net fixed asset additions of $0.9 million for certain properties during 2012.

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

The decrease is primarily due to the sale of properties with mortgage balances of $17.6 million and repayments of mortgages of $0.9 million.  This was partially offset by additional borrowings by Tax Credit Property Partnerships of $5.2 million.

Due to Tax Credit Property Partnerships

The partnership agreements of the Tax Credit Property Partnerships stipulate the amount of capital to be funded and the timing of payments of that capital.  “Due to Tax Credit Property Partnerships” represents the unfunded portion of those capital commitments.  The decrease for the current period pertains to funding of capital commitments of $14.5 million to the Tax Credit Property Partnerships offset by property acquisitions by the Tax Credit Fund Partnerships increasing commitments by $5.4 million.

Other Liabilities

The increase in other liabilities is primarily due to fees accrued for the current period as well as a decrease in the elimination of other liabilities between Tax Credit Fund Partnerships and the Company.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenues and expenses of Consolidated Partnerships consisted of the following:

	Three Months Ended
	March 31,
(in thousands)	2012	2011

Interest income, net	$(1,357)	$245
Rental income	28,739	25,923
Other revenues	195	90

Total revenues	$27,577	$26,258

Interest expense	$5,072	$4,661
Other expenses:
Asset management fees	9,558	10,378
Property operating expenses	10,652	9,703
General and administrative expenses	10,625	8,987
Depreciation and amortization	14,834	12,364
Other	14,742	4,401
Total other expenses	60,411	45,833

Total expenses	$65,483	$50,494

Other losses from consolidated partnerships, net	$(153,364)	$(61,441)

Net loss	(191,270)	(85,677)

Net eliminations(1)	(14,158)	(17,105)

Net loss attributable to non-controlling interests	(205,426)	(102,780)

Net loss attributable to Centerline Holding Company shareholders	$(2)	$(2)

(1)	Reflects the transactions eliminated between the Company and Consolidated Partnerships.

Interest income, net reflects accrued interest recorded on the loans issued to Tax Credit Property Partnerships relating to property advances offset by interest income reversals of $2.4 million and $0.7 million during the three months ended March 31, 2012 and 2011, respectively.  The interest income reversals relate to previously accrued interest which has been deemed to be uncollectible.

Other expenses increased for the three months ended March 31, 2012, primarily due to an increase of $7.5 million in the provision for bad debt and an increase of $2.2 million in fees related to property dispositions.  In addition, in 2011, a property was sold that resulted in the recognition of a forgiveness of debt of $1.7 million.

Other losses principally represent the equity losses that Tax Credit Fund Partnerships recognize in connection with their investments in non-consolidated Tax Credit Property Partnerships.  The increase in losses during the three months ended March 31, 2012 primarily resulted from an increase of $116.8 million related to impairments recognized on Tax Credit Property Partnership equity investments,  an increase of $5.7 million in expenses recognized by certain Tax Credit Property Partnerships pertaining to the change in value of their interest rate derivatives and an increase of approximately $4.9 million of losses due to properties being sold or foreclosed during 2012, offset by a decrease of $30.1 million in recognized gains, net of losses on the sale of property investments during 2012 and a reduction of $8.8 million in suspended losses for Tax Credit Fund Partnerships whose investment balances in certain Tax Credit Property Partnerships have reached zero.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – Notes Payable and Other Borrowings

The table below provides the components of notes payable and other borrowings as of the dates presented:

	Interest Rate
	at March 31,	March 31,	December 31,
(in thousands)	2012	2012	2011

Term loan	3.24%	$122,037	$125,014
Revolving credit facility	3.24	14,300	12,100
Mortgage Banking warehouse facilities	2.79	48,676	105,615
Mortgage Banking repurchase facilities	-	-	8,450
Multifamily ASAP facility	1.84	33,437	71,670

Total		$218,450	$322,849

A.	Term Loan and Revolving Credit Facility

Our Term Loan matures in March 2017 and has an interest rate of 3.00% over either the prime rate or LIBOR at our election (which currently is LIBOR).  We must repay $2.98 million in principal per quarter until maturity, at which time the remaining principal is due.

The Revolving Credit Facility has a total capacity of $37.0 million.  The Revolving Credit Facility matures in March 2015 and bears interest at 3.00% over either the prime rate or LIBOR at our election (which currently is LIBOR).  The Revolving Credit Facility may be used for LIHTC property investments. As of March 31, 2012, $14.3 million was drawn and $13.8 million in letters of credit were issued under the Revolving Credit Facility.  Once terminated, the amount of the Revolving Credit Facility associated with these letters of credit cannot be redrawn.  At March 31, 2012, the undrawn balance of the Revolving Credit Facility was $8.9 million.

The Revolving Credit Facility has the following customary financial covenants:

•	minimum ratio of consolidated EBITDA to fixed charges, which became effective for us as of June 30, 2011; and

•	maximum ratio of funded debt to consolidated EBITDA, which will become effective for us as of June 30, 2012.

The Term Loan and Revolving Credit Facility agreement (as subsequently amended, the “Credit Agreement”) contains restrictions on distributions.  Under the Credit Agreement, we generally are not permitted to make any distributions or redeem or purchase any of our shares, including Convertible CRA Shares, except in certain circumstances, such as distributions to the holders of preferred shares of Equity Issuer, a subsidiary of the Company, if and to the extent that such distributions are made solely out of funds received from Freddie Mac as contemplated by a specified transaction (“EIT Preferred Share Distributions”).

In 2011 we entered into a waiver to the Credit Agreement (the “Waiver”) and two subsequent amendments to the Waiver, which among other things, added covenants to the Credit Agreement that restrict (x) the use of proceeds drawn from our Revolving Credit Facility solely to LIHTC investments, (y) contracts and transactions with Island Centerline Manager LLC, an entity owned and operated by a subsidiary of Island Capital (collectively “Island”), TRCLP, and C-III and their affiliates, subject to certain carve-outs, and (z) other specified material and non-ordinary course contracts and transactions, including property management contracts with Island, TRCLP and C-III and their affiliates.

On February 28, 2012, we entered into a third amendment to the waiver to our Credit Agreement, which among other things:

•
extended the deadline by which we were required to deliver certain specified financial data and other information to the administrative agent under the Credit Facility and, in certain cases, to the lenders under the Credit Agreement;

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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•	required us to pay certain costs and expenses incurred by the administrative agent in administering the Credit Agreement; and

•	requires us to pay prescribed monthly consulting fees to the administrative agent’s consultant.

B.	Mortgage Banking Warehouse Facilities

We have five warehouse facilities that we use to fund our loan originations. Mortgages financed by these facilities (see Note 6), as well as the related servicing and other rights (see Note 7) have been pledged as security under these warehouse facilities.  All loans securing these facilities have firm sale commitments with GSEs or the Federal Housing Administration (“FHA”).  Our warehouse facilities are as follows:

•
We have a $100 million committed warehouse facility that matures in September 2012 and bears interest at a rate of LIBOR plus 2.50%.  The interest rate on the warehouse facility was 2.74% as of March 31, 2012 and 2.80% as of December 31, 2011.

•
We have a $50 million committed warehouse facility that matures in November 2012 and bears interest at a rate of LIBOR plus a minimum of 2.75% and a maximum of 4.25%. The interest rate on the warehouse facility was 2.99% as of March 31, 2012 and 3.05% as of December 31, 2011.

•
We have two uncommitted warehouse repurchase facilities that provide us with additional resources for warehousing of mortgage loans with Freddie Mac and Fannie Mae.  These agreements are scheduled to mature on November 16, 2012 and bear interest at a rate of LIBOR plus 3.50% with a minimum of 4.50% for all Fannie Mae loans and 4.00% for all Freddie Mac loans.

•
We have an uncommitted facility with Fannie Mae under its Multifamily As Soon As Pooled (“ASAP”) Facility funding program.  After approval of certain loan documents, Fannie Mae will fund loans after closing and the advances are used to repay our warehouse facilities.  Subsequently, Fannie Mae funds approximately 99% of the loan and CMC funds the remaining 1%.  CMC is later reimbursed by Fannie Mae when the assets are sold.  Interest on this facility currently accrues at a rate of LIBOR plus 1.35% with a minimum rate of 1.70%.  The interest rate on this facility was 1.84% as of March 31, 2012 and 1.70% as of December 31, 2011.

We expect to renew the committed warehouse facilities annually, although any such renewal will be in the discretion of our warehouse lenders and subject to our compliance with the applicable covenants.

C.	Centerline Financial Credit Facility

In June 2006, Centerline Financial entered into a senior credit agreement.  Under the terms of the agreement, Centerline Financial is permitted to borrow up to $30.0 million until its maturity in June 2036, if needed to meet payment or reimbursement requirements under the yield transactions of Centerline Financial (see Note 21).  Borrowings under the agreement will bear interest at our election of either:

•	LIBOR plus 0.40% or;

•	1.40% plus the higher of the prime rate or the federal funds effective rate plus 0.50%.

As of March 31, 2012, no amounts were borrowed under this facility and as a result we did not make an interest rate election.  Neither Centerline Holding Company nor its subsidiaries are guarantors of this facility.  Due to a wind-down event caused by a capital deficiency under the Centerline Financial operating agreement that occurred in 2010, the Centerline Financial senior credit facility is in default as of March 31, 2012.  Amounts under the Centerline Financial senior credit facility are still available to be drawn, and we do not believe this default has a material impact on our consolidated financial statements or operations.

Also as a result of the wind-down event, Centerline Financial is restricted from making any member distributions and is also restricted from engaging in any new business.

D.	Covenants

We are subject to customary covenants with respect to our various notes payable and warehouse facilities.

As noted above, there is a declared default under our Centerline Financial senior credit facility.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On May 18, 2012, we entered into a fourth amendment of the Waiver, which included a waiver of noncompliance with the Consolidated EBITDA to Fixed Charges Ratio covenant contained in our Credit Agreement with respect to the fiscal quarters ended September 30, 2011 and March 31, 2012 and a waiver of our noncompliance with a requirement that we provide the lenders under our Credit Agreement with certain 2012 projections that demonstrate compliance with the foregoing financial covenant. These waivers will expire on July 16, 2012 (see Note 22). Our ability to obtain any additional waivers or concessions from our lenders will be impacted by the continued satisfaction of our covenants and obligations under the Credit Agreement, including those requiring scheduled amortization payments, such as the payment due June 30, 2012. Should we not comply with the covenants and obligations in the Credit Agreement or our other loan agreements, our lenders have the right to declare a default and exercise their remedies, including acceleration of our debt obligations with them.  In addition, a default under our Credit Agreement would result in a cross default under our mortgage banking warehouse facilities.

Except as noted above, as of March 31, 2012, we believe we are in compliance with all other covenants contained in our credit facilities.

NOTE 11 – Secured Financing

The table below provides the secured financing as of the dates presented:

	March 31,	December 31,
(in thousands)	2012	2011

Freddie Mac secured financing	$615,982	$618,163

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

The decrease in this balance during the three months ended March 31, 2012 is primarily due to an underlying mortgage revenue bond being paid in full.

NOTE 12 – Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2012	2011

Deferred revenues	$33,086	$34,614
Allowance for risk-sharing obligations (Note 21)	21,715	21,715
Affordable Housing loss reserve	31,700	32,300
Accrued expenses	5,048	5,583
Accounts payable	1,453	1,545
Accrued credit intermediation assumption fees	29,706	28,795
Interest rate derivatives (Note 18)	27,796	28,737
Salaries and benefits payable	8,453	15,067
Accrued interest payable	4,465	4,546
Lease termination costs and deferred rent	7,283	4,158
Other	8,697	10,170

Total	$179,402	$187,230

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.	Deferred Revenues

In connection with our Affordable Housing tax credit fund origination and management businesses, we receive revenues at the time a fund closes associated with origination, property acquisitions, partnership management services and credit intermediation. These fees are deferred and recognized over various periods. As we did not close new Tax Credit Fund Partnerships during 2012 we did not collect any additional revenues, while we continued to recognize revenues which we previously deferred. Therefore, deferred revenues have decreased.

B.	Affordable Housing Loss Reserve

In 2011, as we worked with parties that have an economic interest in the properties that secure mortgage revenue bonds associated with our credit intermediation agreements, we estimated the payments that were required to be made in order to complete the restructuring and reduce the principal balance of certain mortgage revenue bonds at levels below the amounts reached in the March 2010 agreements with such counterparties.  Changes to the reserve in 2012 reflect revisions to the assumed timing of the restructurings (see further discussion in Note 21 under Loss Reserve Relating to Yield Transactions).

C.	Accrued Credit Intermediation Assumption Fees

The accrued credit intermediation assumption fees of $29.7 million relate to the restructuring of certain credit intermediation agreements and are due upon the termination of certain yield transactions.  The fees are calculated as 50% of the value of the collateral securing Guaranteed Holdings’ obligations under these yield transactions but not to exceed $42.0 million.  The increase during 2012 is a result of the increase in the collateral securing Guaranteed Holding’s obligations under yield transactions (see Note 21).

D.	Interest Rate Derivatives

The decrease in interest rate derivatives during 2012 is due to favorable changes in the fair value of our free-standing derivatives as the market expectation of future Securities Industry and Financial Markets Association (‘SIFMA”) rates increased.

E.	Lease Termination Costs and Deferred Rent

The increase in lease termination costs and deferred rent during the first quarter of 2012 is mainly due to the Surrender Agreement and the cease use of the remainder of our former headquarters at 625 Madison Avenue.

NOTE 13 - Redeemable Securities

The table below provides the components of redeemable securities as of the dates presented:

(in thousands)	March 31, 2012			December 31, 2011

			Number of			Number of
			Common			Common
	Carrying	Number of	Shares if	Carrying	Number of	Shares if
Series	Value	Shares	converted	Value	Shares	converted

Convertible CRA Shares	$6,000	320	320	$6,000	320	320

As of March 31, 2012, we had 320,291 Convertible CRA Shares outstanding.  As we had not repurchased these Convertible CRA Shares as of January 1, 2012, the holders of the Convertible CRA Shares have the option to require us to purchase the Convertible CRA Shares for the original gross issuance price per share, which totaled approximately $6.0 million as of March 31, 2012.  Pursuant to the terms of the Credit Agreement, we are restricted from meeting this requirement.  A holder (the “Convertible CRA Shareholder”) of 214,247 Convertible CRA Shares (the “Option Shares”) exercised their option to require us to purchase the Option Shares for an aggregate purchase price of approximately $4.0 million on January 4, 2012.  Under the terms of the option agreement, we were required to purchase the Option Shares by January 10, 2012.  Due to the terms of the Credit Agreement that restrict our ability to repurchase the Option Shares, we are currently in discussions with the Convertible CRA Shareholder in an effort to settle this obligation for an amount significantly less than $4.0 million.  We are also in discussions with the other remaining holder of Convertible CRA Shares to explore various ways to mitigate the above-referenced repurchase risk with respect to that holder.  Due to our contractual obligations to certain former holders of our Convertible CRA Shares (the “Former CRA Holders”), the settlement of our obligations to the current holders of Convertible CRA Shares may trigger payments to the Former CRA Holders that agreed to the redemption of their Convertible CRA Shares on terms less favorable than those that are provided to the current holders of Convertible CRA Shares.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Effective January 1, 2012, as we are required or may be required to purchase the Convertible CRA Shares if the holders exercise their option, we classified the Convertible CRA Shares as liabilities.

NOTE 14 – Non-controlling Interests

The table below provides the components of non-controlling interests as of the dates presented:

	March 31,	December 31,
(in thousands)	2012	2011

Limited partners interests in consolidated partnerships	$2,451,485	$2,633,604
Preferred shares of a subsidiary (not subject to mandatory repurchase)(1)	104,000	104,000
Convertible Special Common Units (“SCUs”) of a subsidiary; 11,867
outstanding in 2012 and 2011	(82,356)	(82,356)
Other(2)	9,928	9,912

Total	$2,483,057	$2,665,160

(1)	For detail of the terms of these securities (as well as Preferred shares of a subsidiary (subject to mandatory repurchase)) refer to the 2011 Form 10-K.
(2)	“Other” non-controlling interests represent the 10.0% interest in Centerline Financial Holdings LLC (“CFin Holdings”) owned by Natixis Capital Markets North America Inc. (“Natixis”).

Loss (income) attributable to non-controlling interests was as follows:

	Three Months Ended
	March 31,
(in thousands)	2012	2011

Limited partners interests in consolidated partnerships	$205,426	$102,780
Preferred shares of a subsidiary (not subject to mandatory repurchase)	(1,556)	(1,556)
Other	(16)	(258)

Total	$203,854	$100,966

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15 – General and Administrative Expenses

The table below provides the components of general and administrative expenses for the periods presented:

	Three Months Ended
	March 31,
(in thousands)	2012	2011

Salaries and benefits	$13,343	$10,868

Other:
Credit intermediation assumption and other fees	1,039	1,450
Professional fees	3,838	2,579
Site visits and acquisition fees	1,367	1,297
Advisory fees	1,250	1,250
Subservicing fees	1,803	1,690
Rent expense	963	1,352
Miscellaneous	3,699	3,092

Total	$27,302	$23,578

A.	Salaries and Benefits

Salaries and benefits increased primarily due to our initiative to expand our Affordable Housing Debt platform and to increase our mortgage origination and underwriting production volume by hiring additional employees in certain geographical locations nationwide.

B.	Professional fees

Professional fees increased primarily due to legal fees that we incurred and advisory fees that we were required to reimburse to our lenders relating to the third amendment to our Credit Agreement in which we entered during the first quarter of 2012.

C.	Advisory Fees

We have an advisory agreement with Island Centerline Manager LLC, an entity owned and operated by a subsidiary of Island Capital (collectively “Island”), whereby it provides us with strategic and general advisory services.  Pursuant to the agreement, we are paying a $5.0 million annual base advisory fee, payable in quarterly installments of $1.25 million (see also Note 19).

NOTE 16 – Provision for (Recovery of) Losses

The table below provides the components of the provision for (recovery of) losses for the periods presented:

	Three Months Ended
	March 31,
(in thousands)	2012	2011

Affordable Housing loss reserve recovery (see Note 21)	$(600)	$(5,500)
Provision for risk-sharing obligations (see Note 21)	-	238
Lease termination costs	3,318	-
Bad debt reserves	3,287	2,473

Total	$6,005	$(2,789)

A.	Affordable Housing Loss Reserve Recovery

In 2011, as we worked with parties that have an economic interest in the properties that secure mortgage revenue bonds associated with our credit intermediation agreements, we estimated the payments that were required to be made in order to complete the restructuring and reduce the principal balance of certain mortgage revenue bonds at levels below the amounts reached in the March 2010 agreements with such counterparties.  Changes to the reserve in 2012 reflect revisions to the assumed timing of the restructurings (see further discussion in Note 21 under Loss Reserve Relating to Yield Transactions).

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

B.	Lease Termination Costs

In connection with the Surrender Agreement relating to our former New York headquarters at 625 Madison Avenue, in February 2012 we ceased use of the remainder of the space as required per the Surrender Agreement. Simultaneously, we moved to our new headquarters at 100 Church Street. At that time, we recorded net lease termination costs of $3.3 million.

C.	Bad Debt Reserves

We advance funds to Tax Credit Fund Partnerships to allow them to make supplemental loans to Tax Credit Property Partnerships in which they invest as well as to fund operating shortfalls of the fund. Bad debt reserves represent advances we do not expect to collect. During the first quarter of 2012 and 2011, we recorded a reserve of $3.3 million and $2.5 million, respectively against these advances to Tax Credit Fund Partnerships.

NOTE 17 - Earnings per Share

The calculation of basic and diluted net loss per share is as follows:

	Three Months Ended March 31,
	2012	2011

	Continuing	Continuing		Discontinued
(in thousands, except per share amounts)	Operations	Operations		Operations

Numerator:
Net (loss) income attributable to Centerline Holding Company
shareholders	$(5,399)		$509		$253
Undistributed (loss) income attributable to Centerline Holding
Company shareholders	(5,399)		509		253
Undistributed earnings attributable to redeemable
securities	$-		(1)		-
Effect of redeemable share conversions	-		(113)		-
Net (loss) income attributable to Centerline Holding Company
shareholders used for EPS calculations – basic	$(5,399)		$395		$253
Net (loss) income attributable to Centerline Holding Company
shareholders used for EPS calculations – diluted	$(5,399)		$395		$253

Denominator:
Weighted average shares outstanding
Basic	349,166		348,647		348,647
Effect of dilutive shares	-		621		621
Diluted	349,166		349,268		349,268

Calculation of EPS:
Net (loss) income attributable to Centerline Holding Company
shareholders – basic	$(5,399)		$395		$253
Weighted average shares outstanding – basic	349,166		348,647		348,647
Net (loss) income per share attributable to Centerline Holding
Company shareholders – basic	$(0.02)	$	- (1)	$	- (1)
Net (loss) income attributable to Centerline Holding Company
shareholders – diluted	$(5,399)		$395		$253
Weighted average shares outstanding –diluted	349,166		349,268		349,268
Net (loss) income per share attributable to Centerline Holding
Company shareholders – diluted	$(0.02)	$	- (1)	$	- (1)

(1)	Amount calculates to zero when rounded.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18 – Financial Risk Management and Derivatives

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

B.	Derivative Positions

As of March 31, 2012, we held the following derivative positions:

•
We were party to 17 interest rate derivative agreements with the developers of properties relating to certain mortgage revenue bonds we previously owned. We entered into these derivative agreements to effectively convert the fixed rate of interest (per the terms of the mortgage revenue bond) to a variable rate. Under the terms of these agreements, we pay fixed interest rates equal to those of the related bonds and receive interest at a variable rate (based on the SIFMA index). Since the December 2007 re-securitization transaction, these derivatives are now deemed to be free-standing derivatives. At March 31, 2012, these derivatives had an aggregate notional amount of $157.6 million, a weighted average interest rate of 5.76% and a weighted average remaining term of 10.7 years.

•
Our Affordable Housing Equity segment is party to an interest rate derivative whereby we pay a variable rate of interest (based on the SIFMA index) and receive interest at a fixed rate of 3.83%.  This derivative is a free-standing derivative.  At March 31, 2012, the derivative had a notional amount of $9.5 million, with a variable interest rate of 1.68% payable to a third party and remaining term of 11.2 years.

Quantitative information regarding the derivatives to which we are or were a party (including those agreements on behalf of Consolidated Partnerships) is detailed below.

C.	Financial Statement Impact

Interest rate derivatives in a net liability position (“out of the money”) are recorded in accounts payable, accrued expenses and other liabilities and those in a net asset position (“in the money”) are recorded in deferred costs and other assets.  None of the derivatives were designated as hedges as of the dates presented.  The amounts recorded are as follows:

	March 31,	December 31,
(in thousands)	2012	2011

Net liability position	$27,796	$28,737
Net asset position	1,397	1,488

Presented below are amounts included in interest expense in the Condensed Consolidated Statements of Operations related to the derivatives described above:

	Three Months Ended
	March 31,
(in thousands)	2012	2011

Not designated as hedges:
Interest payments	$2,518	$2,519
Interest receipts	(922)	(981)
Change in fair value	(850)	(703)
Included in interest expense	$746	$835

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 19 – Related Party Transactions

Investments in and Loans to Affiliates

The table below provides the components of investments in and loans to affiliates as of the dates presented:

	March 31,	December 31,
(in thousands)	2012	2011

Fund advances related to Tax Credit Property Partnerships, net(1)	$65,828	$64,067
Advances to Tax Credit Fund Partnerships, net	2,247	1,871
Fees receivable and other, net	23,869	29,166
Subtotal	91,944	95,104
Less: Eliminations(2)	(85,974)	(89,463)

Total	$5,970	$5,641

(1)	Net of reserves of $41.5 million at March 31, 2012 and $38.5 million at December 31, 2011.
(2)
For management purposes, we treat Consolidated Partnerships as equity investments in evaluating our results.  As we consolidate the funds, we eliminate the investments for presentation in the condensed consolidated financial statements.  In addition, any fees or advances receivable from Consolidated Partnerships are eliminated in consolidation.

Impact to Statements of Operations

Our Condensed Consolidated Statements of Operations included the following amounts pertaining to related party transactions:

	Included in following line item	Three Months Ended
	on Condensed Consolidated	March 31,
(in thousands)	Statements of Operations	2012	2011

Expenses for advisory services provided by Island and procedures	General and Administrative	$1,250	$2,137
review payments made to Island

Expenses for subservicing of and net referral fees for mortgage loans	General and Administrative	1,787	1,863
by C-III Capital Partners, LLC (“C-III”)

Transition services charged to C-III, net	General and Administrative	15	(37)

Sublease charges to C-III	General and Administrative	(398)	(410)

Expenses for consulting and advisory services provided by	General and Administrative	40	40
The Related Companies LP (“TRCLP”)

Expenses for property management services provided by TRCLP	Other Losses from Consolidated	1,659	1,480
	Partnerships

Net interest rate derivative payments to property developers controlled	Interest Expense	643	630
by TRCLP

A.	Island Centerline Manager LLC (the “Advisor”) and C-III

We have an advisory agreement with Island.  The agreement provides for an initial five year term and, subject to a fairness review of advisory fees, for successive one year renewal terms.  Pursuant to the agreement:

•	Island will provide strategic and general advisory services to us; and

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

We have subservicing agreements with C-III pursuant to which C-III agreed to service and administer mortgage loans on our behalf. During the three months ended March 31, 2012 and 2011, we paid a total amount of $1.8 million and $1.7 million, respectively for these services. In addition, during the three months ended March 31, 2011 we paid C-III referral fees for mortgage loans financed by us for borrowers referred to us by C-III, net of fees received for referrals made by us to C-III, in the amount of $0.2 million.

We have a sublease agreement with C-III for the leased space in Irving, Texas that we occupied in the past and which has been used by C-III since March 2010.

B.	The Related Companies L.P.

A subsidiary of TRCLP earned fees for performing property management services for various properties held in Tax Credit Fund Partnerships we manage.

In addition, in March 2010 another affiliate of TRCLP entered into a loan agreement with our lenders (the “TRCLP Loan Agreement”) pursuant to which it assumed $5.0 million of our debt outstanding under our Term Loan and Revolving Credit Facility (the “TRCLP Indebtedness”) in connection with CCG’s entering into a consulting and advisory agreement with the TRCLP affiliate (the “TRCLP Consultant”).

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

The $5.0 million of debt assumed by TRCLP was recorded as an extinguishment of debt for which we deferred a $5.0 million gain. The deferred gain will be recognized into income over the life of the consulting agreement as payments of the assumed debt are made by TRCLP.  As of March 31, 2012 and December 31, 2011, the unrecognized balance was $4.97 million.  This amount is included in “Deferred revenues” within “Accounts payable, accrued expense and other liabilities” on our Condensed Consolidated Balance Sheets.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

C.	Fund Advances Related to Tax Credit Property Partnerships, Net

Fund advances related to Tax Credit Property Partnerships represent monies we loaned to certain Tax Credit Fund Partnerships to allow them to provide financial support to Tax Credit Property Partnerships in which they invest. We expect the Tax Credit Fund Partnerships will repay those loans from the release of reserves, proceeds from asset sales and other operating sources. Fund advances we made (net of reserves) were $4.8 million in the first quarter of 2012 and $3.3 million in the first quarter of 2011. In connection with the restructuring of certain credit intermediation agreements in 2010, certain of these fund advances were contributed to our Guaranteed Holdings and CFin Holdings subsidiaries (See Tax Credit Property Partnerships in Note 21).

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

NOTE 20 – Business Segments

Business segment results include all direct and contractual revenues and expenses of each business segment and allocations of certain indirect expenses based on specific methodologies.  These reportable business segments are strategic business units that primarily generate revenue streams that are distinctly different from one another and are managed separately.  Transactions between business segments are accounted for as third-party arrangements for the purposes of presenting business segment results of operations.  Typical intersegment eliminations include fees earned from Consolidated Partnerships and intercompany interest.

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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31, 2012
	Affordable	Affordable
	Housing	Housing	Mortgage	Asset		Consolidated
(in thousands)	Equity	Debt	Banking	Management	Corporate	Partnerships	Total

Revenues
Interest income	$1,178	$18,699	$813	$-	$4	$(1,357)	$19,337
Non-interest income	7,339	3,728	15,562	5,719	122	28,934	61,404
Total Revenues	$8,517	$22,427	$16,375	$5,719	$126	$27,577	$80,741

Expenses
Interest expense	$287	$11,703	$437	$-	$1,229	$13,549	$27,205
G&A expense	7,682	3,585	7,823	2,535	11,705	-	33,330
Provision for losses	2,687	-	-	-	3,318	-	6,005
Depreciation and amortization	33	330	3,146	36	314	-	3,859
Other expense	-	-	-	-	-	66,092	66,092
Total Expenses	$10,689	$15,618	$11,406	$2,571	$16,566	$79,641	$136,491

Other income(loss)	-	-	-	-	-	(153,364)	(153,364)

Income tax provision	-	-	-	-	(60)	-	(60)

Net (loss) income - continuing operations	(2,172)	6,809	4,969	3,148	(16,500)	(205,428)	(209,174)

Net income (loss) attributable to non-controlling interests	16	1,556	-	-	-	(205,426)	(203,854)

Intersegment expense allocations	2,828	3,416	3,497	3,769	(13,510)	-	-
Net (loss) income attributable to
Centerline Holding Company Shareholders –
continuing operations	$(5,016)	$1,837	$1,472	$(621)	$(2,990)	$(2)	$(5,320)

Below is the reconciliation of the segment results to the consolidated results:

Net loss from reportable segments	$(5,320)
Reconciliation items
Interest income	(8,558)
Non-interest income	(11,732)
Interest expense	8,502
Non-interest expense	11,709
Consolidated Net loss attributable to
Centerline Holding Company shareholders	$(5,399)

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31, 2011
	Affordable	Affordable
	Housing	Housing	Mortgage	Asset		Consolidated
(in thousands)	Equity	Debt	Banking	Management	Corporate	Partnerships	Total

Revenues
Interest income	$657	$14,702	$808	$-	$17	$245	$16,429
Non-interest income	10,709	2,065	10,897	5,930	101	26,013	55,715
Total Revenues	$11,366	$16,767	$11,705	$5,930	$118	$26,258	$72,144

Expenses
Interest expense	$803	$12,336	$249	$-	$1,297	$12,916	$27,601
G&A expense	9,197	2,192	5,206	2,401	10,791	-	29,787
(Recovery of)/provision for losses	(3,029)	238	-	-	-	-	(2,791)
Depreciation and amortization	41	280	2,731	54	440	-	3,546
Other expense	-	-	-	-	-	54,683	54,683
Total Expenses	$7,012	$15,046	$8,186	$2,455	$12,528	$67,599	$112,826

Other income(loss)	-	-	-	-	1,756	(61,441)	(59,685)

Income tax provision	-	-	-	-	(193)	-	(193)

Net income (loss) - continuing operations	4,354	1,721	3,519	3,475	(10,847)	(102,782)	(100,560)

Net income (loss) attributable to non-controlling interests	671	1,556	-	-	(413)	(102,780)	(100,966)

Intersegment expense allocations	2,184	1,936	2,473	3,086	(9,679)	-	-
Net income (loss) attributable to
Centerline Holding Company Shareholders –
continuing operations	$1,499	$(1,771)	$1,046	$389	$(755)	$(2)	$406

Below is the reconciliation of the segment results to the consolidated results:

Net income from reportable segments	$406
Reconciliation items
Interest income	(8,357)
Non-interest income	(15,078)
Interest expense	8,481
Non-interest expense	15,057
Net income attributable to CHC-shareholders - discontinued operations	253
Consolidated Net income attributable to
Centerline Holding Company shareholders	$762

NOTE 21 – Commitments and Contingencies

A.	Affordable Housing Transactions

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

Total potential exposure pursuant to these credit intermediation agreements at March 31, 2012  is $1.2 billion, assuming the Tax Credit Fund Partnerships achieve no return whatsoever beyond the March 31, 2012 measurement date (assuming that all underlying properties fail and are foreclosed upon, causing us to invoke the “calamity call” provision in each fund on March 31, 2012).  Of these totals:

•	Five of the agreements (comprising $514.3 million of the total potential exposure) are with our subsidiary, Centerline Financial, an isolated special purpose entity wholly owned by CFin Holdings.

•	Seven of the agreements (comprising $374.8 million of the total potential exposure) are with our subsidiary, CFin Holdings, an isolated special purpose entity owned 90% by CCG and 10% by Natixis.

•
Eight of the credit intermediation agreements (comprising $302.3 million of the total potential exposure) are with Guaranteed Holdings, an isolated special purpose entity and wholly owned subsidiary of CCG.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In connection with the Master Novation, Stabilization, Assignment, Allocation, Servicing and Asset Management Agreement with Natixis (“Natixis Master Agreement”), all current and future voluntary loans, receivables, and SLP fees associated with all Natixis Credit Enhanced Funds are assigned to CFin Holdings (see Tax Credit Property Partnerships below).  As part of the Natixis Master Agreement, if certain conditions are met, we and Natixis have agreed to terms for the restructuring of certain bonds that were part of the Freddie Mac Re-securitization and Natixis has agreed to allow certain assets of CFin Holdings to be used for these bond restructurings.

In connection with the Merrill Master Agreement, CHC entered into a Reaffirmation of Guarantee in favor of Merrill Lynch whereby under certain circumstances CHC will indemnify Merrill Lynch for losses incurred under the yield transactions to the extent these losses are caused by events that occurred prior to the execution of the Merrill Master Agreement.  As part of the Merrill Master Agreement, if certain conditions are met, we have agreed to terms for the restructuring of certain bonds that were part of the December 2007 re-securitization with Freddie Mac and Merrill Lynch has agreed to allow certain assets of Guaranteed Holdings to be used for these bond restructurings.  In connection with the Merrill Master Agreement, we accrued $0.9 million and $1.4 million in credit intermediation assumption fees for the three months ended March 31, 2012 and 2011, respectively, included in “Accounts Payable, accrued expenses and other liabilities” on our Condensed Consolidated Balance Sheets and included in “Other Fees” within “General and Administrative Expenses” on our Condensed Consolidated Statements of Operations.  The fee is due upon the termination of certain yield transactions and is calculated as 50% of the value of the collateral securing Guaranteed Holdings’ obligations under these yield transactions but not to exceed $42.0 million.

The carrying value of all the above obligations under credit intermediation agreements, representing the deferral of the fee income over the obligation periods, was $18.8 million as of March 31, 2012 and $19.5 million as of December 31, 2011.  This amount is included in “Deferred revenues” within “Accounts payable, accrued expense and other liabilities” on our Condensed Consolidated Balance Sheets.

Loss Reserve Relating to Yield Transactions

We developed a strategy to address a marked decline in the operating performance of many of the non-stabilized properties underlying our Affordable Housing investments, to manage our exposure under the yield transactions described above and to address the declining cash flows to our Series B Freddie Mac Certificates.  To address these matters and their potential impact on our interests, we expect to restructure many of the mortgage revenue bonds to allow the bonds secured by these properties to stabilize.  In connection with the Natixis Master Agreement and the Merrill Master Agreement, we have agreed to terms for the restructuring of certain of the mortgage revenue bonds.  This strategy, including the terms agreed to in the Natixis Master Agreement and the Merrill Master Agreement, entails cash infusions, which could approximate $112.1 million, from us and other parties with an economic interest in the properties, or may result in a reduction in the principal balance of our Series B Freddie Mac Certificates.

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

Should the Primary Intermediators expend cash to execute these restructurings, CFin Holdings, CFin or Guaranteed Holdings may have to reimburse them or they may have to forfeit cash and other assets that we have deposited as collateral.  Should the Primary Intermediators not expend cash to the extent we have projected, we could incur additional impairments of our Series B Freddie Mac Certificates.  We have analyzed the expected operations of the underlying properties and, as of March 31, 2012, we have estimated that payments by us totaling $71.3 million will need to be made in order to complete the restructuring to reduce the principal balance of mortgage debt on specified properties.  This mortgage reduction will limit our exposure under the yield guarantee arrangements.  Of the expected payments to be made, $31.7 million is accrued as part of “Accounts payable, accrued expenses and other liabilities” on the Condensed Consolidated Balance Sheets.  The remaining $39.6 million will be funded from the stabilization escrow established in connection with the 2007 re-securitization transaction, which has been fully reserved in prior years.  As of December, 31, 2011, we estimated that payments by us totaling $71.9 million needed to be made in order to complete the restructuring to reduce the principal balance of mortgage debt on specified properties.  Of the expected payments, $32.3 million was accrued as part of “Accounts payable, accrued expenses and other liabilities” on the Consolidated Balance Sheets.  The remaining $39.6 million would be funded from the stabilization escrow established in connection with the 2007 re-securitization transaction, which has been fully reserved in prior years.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We have not yet been called upon to make payments under the yield transaction obligations.  However, certain cash and other assets were pledged as collateral to Merrill Lynch and Natixis by CFin, CFin Holdings, and Guaranteed Holdings. As of March 31, 2012, Guaranteed Holdings maintained collateral to satisfy Merrill Lynch’s collateral requirements, consisting of cash deposits of $44.1 million which are included in “Deferred costs and other assets, net” on our Condensed Consolidated Balance Sheets and a $19.4 million in investments in Series A-1 Freddie Mac Certificates included in “Available-for-sale investments” on our Condensed Consolidated Balance Sheets.  In addition, as of March 31, 2012, Centerline Financial maintained a cash balance of $66.3 million included in “Cash and cash equivalents” as a capital requirement in support of its exposure under its credit intermediation agreements.

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

As of March 31, 2012, we had a $65.8 million receivable for advances as described above, net of a $41.5 million reserve for bad debt (see Note 19).  This includes $23.4 million (net of a $12.0 million reserve) recorded in CAHA’s books and $42.4 million (net of a $29.5 million reserve) recorded in our isolated special purpose entities’ CFin Holdings and Guaranteed Holdings financial statements.

B.	Funding Commitments

As of March 31, 2012, we had commitments to sell mortgages that have already been funded to GSEs totaling $82.1 million, which are included in “Mortgage loans held for sale and other assets” on the Condensed Consolidated Balance Sheets.

C.	Mortgage Loan Loss Sharing Agreements

Under the Fannie Mae Delegated Underwriting Servicer (“DUS”) program, we originate loans through one of our subsidiaries that are thereafter purchased or credit enhanced by Fannie Mae and sold to third party investors.  Pursuant to a master loss sharing agreement with Fannie Mae, we retain a first loss position with respect to the loans that we originate and sell under this program.  For these loss sharing loans, we assume responsibility for a portion of any loss that may result from borrower defaults, based on the Fannie Mae loss sharing formulas, and Fannie Mae risk Levels I, II or III.  There is one Level III loan with an unpaid principal balance of $2.4 million, all of the remaining 1,079 loss sharing loans in this program as of March 31, 2012, were Level I loans.  For a majority of these loans, if a default occurs, we are responsible for the first 5% of the unpaid principal balance and a portion of any additional losses to a maximum of 20% of the original principal balance; any remaining loss is borne by Fannie Mae.  A modified risk sharing arrangement is applied to 98 loans in which our risk share is reduced to 0% to 75% of our overall share of the loss.  Pursuant to this agreement, we are responsible for funding 100% of mortgagor delinquency (principal and interest) and servicing advances (taxes, insurance and foreclosure costs) until the amounts advanced exceed 5% of the unpaid principal balance at the date of default.  Thereafter, for Level I loans, we may request interim loss sharing adjustments that allow us to fund 25% of such advances until final settlement under the master loss sharing agreement.

We also participate in loss sharing transactions under Freddie Mac’s Delegated Underwriting Initiative (“DUI”) program whereby we have originated loans that were purchased by Freddie Mac.  Under the terms of our master agreement with Freddie Mac, we are obligated to reimburse Freddie Mac for a portion of any loss that may result from borrower defaults in DUI transactions.  For such loans, if a default occurs, our share of the standard loss will be the first 5% of the unpaid principal balance and 25% of the next 20% of the remaining unpaid principal balance to a maximum of 10% of the unpaid principal balance.  The loss on a defaulted loan is calculated as the unpaid principal amount due, unpaid interest due and default resolutions costs (taxes, insurance, operation and foreclosure costs) less recoveries.  As of March 31, 2012, we had 59 loss sharing loans in this program.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our maximum exposure at March 31, 2012, pursuant to these agreements, was $882.2 million (representing what we would owe in accordance with the loss sharing percentages with Fannie Mae and Freddie Mac described above if every loan defaulted and losses were incurred in amounts equal to or greater than these levels for which we are responsible), although we believe this amount is not indicative of our actual potential losses.  We maintain an allowance for risk-sharing obligations for loans originated under these product lines at a level that, in management’s judgment, is adequate to provide for estimated losses.  At March 31, 2012 and December 31, 2011, that reserve was $21.7 million, respectively.  The reserve is recorded in “Accounts payable, accrued expenses and other liabilities” (see Note 12) on our Condensed Consolidated Balance Sheets.

The components of the change in the allowance for risk-sharing obligations were as follows:

(in thousands)

Balance at January 1, 2011	$29,924
Provision recorded during the period	238
Realized losses on risk-sharing obligations	(469)

Balance at March 31, 2011	$29,693

Balance at January 1, 2012 and March 31, 2012	$21,715

As of March 31, 2012, we maintained collateral consisting of money market and short-term investments of $12.5 million, which is included in “Restricted cash” on our Condensed Consolidated Balance Sheets, to satisfy the Fannie Mae collateral requirements of which we were in compliance at March 31, 2012.  In addition, we maintain cash balances of these subsidiaries in excess of program requirements.  At March 31, 2012, we had $10.5 million excess cash.

We are also required by the master agreement with Freddie Mac to provide collateral as security for payment of the reimbursement obligation.  The collateral can include a combination of the net worth of one of our Mortgage Banking subsidiaries, a letter of credit and/or cash.  To meet this collateral requirement, we have a letter of credit arrangement with Bank of America as a part of our Revolving Credit Facility (see Note 10).  At March 31, 2012, commitments under this agreement totaled $12.0 million.

D.	Legal Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s condensed consolidated financial statements and therefore no accrual is required as of March 31, 2012 and December 31, 2011.

E.	Other Contingent Liabilities

We have entered into several transactions pursuant to the terms of which we will provide credit support to construction lenders for project completion and Fannie Mae conversion.  In some instances, we have also agreed to acquire subordinated bonds to the extent the construction period bonds do not fully convert.  In some instances, we also provide payment, operating deficit, recapture and replacement reserve guarantees as business requirements for developers to obtain construction financing.  Our maximum aggregate exposure relating to these transactions was $174.8 million as of March 31, 2012.  To date, we have had minimal exposure to losses under these transactions and anticipate no material liquidity requirements in satisfaction of any guarantee issued.

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

Centerline Financial has two credit intermediation agreements to provide for monthly principal and interest debt service payments for debt owed by Tax Credit Property Partnerships owned by third parties, to the extent there is a shortfall in payment from the underlying property.  In return, we receive fees monthly based on a fixed rate until the expiration of the agreements that occur in 2023 and 2025.  Total potential exposure pursuant to these transactions is $33.7 million as well as monthly interest obligations, assuming the bonds default and cannot be sold.  The recourse upon default would be to acquire the bond and foreclose on the underlying property at which point the property would be rehabilitated or sold.  Deferred fee income over the obligation period was $0.8 million based on the fair value of the obligations as of March 31, 2012.  This amount is included in “Deferred revenues” within “Accounts payable, accrued expenses and other liabilities” on our Condensed Consolidated Balance Sheets.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As indicated in Note 19, an affiliate of TRCLP assumed $5.0 million of the debt under our Term Loan and Revolving Credit Facility in connection with a consulting and advisory agreement we entered into with the TRCLP affiliate.  Under the consulting agreement, we are obligated to pay fees to the TRCLP affiliate equal to the interest payable on the TRCLP Loan.

Under the terms of the agreement and as detailed in Note 19, in some cases, if we terminate the agreement we may be obligated to immediately repay the remaining principal balance of the TRCLP loan.

NOTE 22 – Subsequent Events

•
On April 25, 2012, we signed a $75 million committed warehouse facility that matures in April 2013 and bears interest at a rate of LIBOR plus a minimum of 2.50% and a maximum of 3.50%. The new warehouse facility provides us with additional resources for warehousing of mortgage loans relating to our Mortgage Banking and Affordable Housing Debt segments.

•
On May 18, 2012, we entered into a fourth amendment of the Waiver, which among other things: (i) again granted a waiver through July 16, 2012 of our noncompliance with the Consolidated EBITDA to Fixed Charges Ratio covenant contained in our Credit Agreement with respect to the fiscal quarter ended September 30, 2011 which was necessitated by our failure to deliver certain 2012 projections that demonstrate compliance with the financial covenant set forth in the prior waiver; (ii) granted a waiver through July 16, 2012 of our noncompliance with the Consolidated EBITDA to Fixed Charges Ratio covenant contained in our Credit Agreement with respect to the fiscal quarter ended March 31, 2012; and (iii) waived the requirement that we provide the lenders under our Credit Agreement with certain 2012 projections that demonstrate compliance with the financial covenant.

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

This MD&A contains forward-looking statements; please see page 68 for more information

Significant components of the MD&A section include:	Page

SECTION 1 – Overview
The overview section provides a summary of the Company and our reportable business segments. We also include a discussion of factors affecting our consolidated results of operations as well as items specific to each business segment.	45

SECTION 2 – Consolidated Results of Operations
The consolidated results of operations section provides an analysis of our consolidated results on a reportable segment basis for the three months ended March 31, 2012, against the comparable prior year period. Significant subsections within this section are as follows:	46

Summary Consolidated Results	47
Comparability of Results	48
Affordable Housing Equity	48
Affordable Housing Debt	52
Mortgage Banking	56
Asset Management	59
Corporate	60
Consolidated Partnerships	61
Expense Allocation	62
Eliminations and Adjustments	63
Income Taxes	63
Accounting Developments	63
Inflation	63

SECTON 3 - Financial Condition
The financial condition section discusses our ability to generate adequate amounts of cash to meet our current and future needs. Significant subsections within this section are as follows:	64

Liquidity	64
Cash Flows	65
Capital Resources	66
Commitments and Contingencies	69

SECTION 4 – Forward Looking Statements	70

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

SECTION 1 – OVERVIEW

Centerline Holding Company (OTC: CLNH), through its subsidiaries, provides real estate financing and asset management services focused on affordable and conventional multifamily housing.  We offer a range of both debt financing and equity  investment products, as well as asset management services to developers, owners, and investors.  We are structured to originate, underwrite, service, manage, refinance or sell assets through all phases of its life cycle.  As a leading sponsor of Low-Income Housing Tax Credit (“LIHTC”) funds, we have raised more than $10 billion in equity across 136 funds.  Today we manage $9.3 billion of investor equity within 116 funds and invest in approximately 1,200 assets located in 45 U.S. states.  Our multifamily lending platform services $11.4 billion in loans and mortgage revenue bonds that we manage on behalf of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), known collectively as Government-Sponsored Enterprises (“GSEs”), as well as the Government National Mortgage Association (“Ginnie Mae”), and the Federal Housing Administration (“FHA”).  Centerline Holding Company, or its predecessor entities, has been in continuous operation since 1972.  Organized as a statutory trust created under the laws of Delaware, we conduct substantially all of our business through our subsidiaries, generally under the designation Centerline Capital Group.  The terms “we”, “us”, “our” or “the Company” as used throughout this document refer to the business as a whole, or a subsidiary, while the term “parent trust” refers only to Centerline Holding Company as a stand-alone entity.

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

Our professional staff has a unique blend of capital markets and real estate expertise, experience, and creativity to provide highly practical, customized solutions for real estate investors, developers, and owners.  We pride ourselves on our strong underwriting protocols, solid credit processes and procedures, a superior asset management platform, creativity, flexibility, and the ability to react quickly to our customers’ needs.  We built a growing debt origination platform with strong sponsor relationships, access to a variety of capital sources, and a stable fund management business with deep investor relationships.  Most importantly, we have recruited and retained the best professionals to manage, run, and build our businesses.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

SECTION 2 – CONSOLIDATED RESULTS OF OPERATIONS

Summary Consolidated Results

Our summary consolidated results of operations for the three months ended March 31, 2012 and 2011 are presented below.

	Three Months Ended March 31,
	2012									2011

	Affordable	Affordable					Eliminations			Affordable	Affordable					Eliminations
	Housing	Housing	Mortgage	Asset		Consolidated	and		% of	Housing	Housing	Mortgage	Asset		Consolidated	and		% of
(in thousands)	Equity	Debt	Banking	Management	Corporate	Partnerships	Adjustments	Total	Revenues	Equity	Debt	Banking	Management	Corporate	Partnerships	Adjustments	Total	Revenues	% Change

Revenues
Mortgage revenue bonds	$146	$13,783	$-	$-	$-	$-	$(8,466)	$5,463	9.0%	$159	$12,219	$-	$-	$-	$-	$(8,240)	$4,138	8.5%	32.0%
Other interest income	1,032	4,916	813	-	4	-	(92)	6,673	11.1	498	2,483	808	-	17	-	(117)	3,689	7.6	80.9
Interest income	1,178	18,699	813	-	4	-	(8,558)	12,136	20.1	657	14,702	808	-	17	-	(8,357)	7,827	16.1	55.1

Fund sponsorship	4,873	-	-	-	-	-	(3,575)	1,298	2.1	7,284	-	-	-	-	-	(6,168)	1,116	2.3	16.3
Application and processing fees	-	56	-	-	-	-	-	56	0.1	-	42	-	-	-	-	-	42	0.1	34.2
Asset management fees	-	-	-	5,719	-	-	(5,719)	-	-	-	-	-	5,885	-	-	(5,885)	-	-	N/A
Mortgage origination fees	-	448	1,277	-	-	-	-	1,725	2.9	-	230	823	-	-	-	-	1,053	2.2	63.8
Mortgage servicing fees	-	974	5,269	-	-	-	-	6,243	10.3	-	894	4,879	-	-	-	14	5,787	11.9	7.9
Credit intermediation fees	736	-	-	-	-	-	(705)	31	0.1	1,169	-	-	-	-	-	(1,139)	30	0.1	3.3
Other fee income	-	-	109	-	-	-	(207)	(98)	(0.2)	-	-	120	-	-	-	(218)	(98)	(0.2)	-
Fee income	5,609	1,478	6,655	5,719	-	-	(10,206)	9,255	15.3	8,453	1,166	5,822	5,885	-	-	(13,396)	7,930	16.3	16.7

Gain on sale of mortgage loans	-	2,205	8,208	-	-	-	-	10,413	17.2	-	880	4,843	-	-	-	-	5,723	11.7	82.0

Prepayment penalties	-	-	162	-	-	-	-	162	0.3	-	-	39	-	-	-	-	39	0.1	315.4
Expense reimbursement	1,426	-	-	-	100	-	(1,525)	1	-	2,251	-	-	-	100	-	(1,681)	670	1.4	(99.9)
Miscellaneous	304	45	537	-	22	-	(1)	907	1.5	5	19	193	45	1	-	(1)	262	0.5	246.9
Other revenues	1,730	45	699	-	122	-	(1,526)	1,070	1.8	2,256	19	232	45	101	-	(1,682)	971	2.0	10.2

Revenues - consolidated partnerships	-	-	-	-	-	27,577	-	27,577	45.6	-	-	-	-	-	26,258	-	26,258	53.9	5.0
Total revenues	$8,517	$22,427	$16,375	$5,719	$126	$27,577	$(20,290)	$60,451	100.0%	$11,366	$16,767	$11,705	$5,930	$118	$26,258	$(23,435)	$48,709	100.0%	24.1%

Expenses
Salary	$1,607	$1,379	$4,403	$1,880	$4,074	$-	$-	$13,343	22.1%	$1,944	$117	$2,877	$1,979	$3,951	$-	$-	$10,868	22.3%	22.8%
Other general and administrative	6,075	2,206	3,420	655	7,631	-	(6,028)	13,959	23.1	7,253	2,075	2,329	422	6,840	-	(6,209)	12,710	26.1	9.8
General and administrative	7,682	3,585	7,823	2,535	11,705	-	(6,028)	27,302	45.2	9,197	2,192	5,206	2,401	10,791	-	(6,209)	23,578	48.4	15.8

Affordable Housing loss reserve	(600)	-	-	-	-	-	-	(600)	(1.0)	(5,500)	-	-	-	-	-	-	(5,500)	(11.3)	(89.1)
Bad debt expense	3,287	-	-	-	-	-	-	3,287	5.4	2,471	-	-	-	-	-	2	2,473	5.1	32.9
Provision (recovery) for risk sharing
obligations	-	-	-	-	-	-	-	-	-	-	238	-	-	-	-	-	238	0.5	(100.0)
Lease termination costs	-	-	-	-	3,318	-	-	3,318	5.5	-	-	-	-	-	-	-	-	-	N/A
Provision for (recovery of) losses	2,687	-	-	-	3,318	-	-	6,005	9.9	(3,029)	238	-	-	-	-	2	(2,789)	(5.7)	(315.3)

Borrowing and financing	196	11,684	437	-	1,229	-	(25)	13,521	22.4	785	12,097	249	-	1,297	-	(226)	14,202	29.2	(4.8)
Derivatives - change in fair value	91	(941)	-	-	-	-	-	(850)	(1.4)	18	(721)	-	-	-	-	-	(703)	(1.4)	20.9
Preferred shares of subsidiary	-	960	-	-	-	-	-	960	1.6	-	960	-	-	-	-	-	960	2.0	-
Interest expense	287	11,703	437	-	1,229	-	(25)	13,631	22.6	803	12,336	249	-	1,297	-	(226)	14,459	29.8	(5.7)

Depreciation and amortization	33	330	3,146	36	314	-	-	3,859	6.4	41	280	2,731	54	440	-	-	3,546	7.3	8.8
Interest expense - consolidated partnerships	-	-	-	-	-	13,549	(8,477)	5,072	8.4	-	-	-	-	-	12,916	(8,255)	4,661	9.6	8.8
Other expense - consolidated partnerships	-	-	-	-	-	66,092	(5,681)	60,411	99.9	-	-	-	-	-	54,683	(8,850)	45,833	94.1	31.8
Total expenses	$10,689	$15,618	$11,406	$2,571	$16,566	$79,641	$(20,211)	$116,280	192.4%	$7,012	$15,046	$8,186	$2,455	$12,528	$67,599	$(23,538)	$89,288	183.5%	30.2%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended March 31,
	2012									2011

	Affordable	Affordable					Eliminations			Affordable	Affordable					Eliminations
	Housing	Housing	Mortgage	Asset		Consolidated	and		% of	Housing	Housing	Mortgage	Asset		Consolidated	and		% of
(in thousands)	Equity	Debt	Banking	Management	Corporate	Partnerships	Adjustments	Total	Revenues	Equity	Debt	Banking	Management	Corporate	Partnerships	Adjustments	Total	Revenues	% Change

Gain on settlement of liabilities	-	-	-	-	-	-	-	-	-	-	-	-	-	1,756	-	-	1,756	3.6	(100.0)
Other losses – consolidated partnerships	-	-	-	-	-	(153,364)	-	(153,364)	(253.7)	-	-	-	-	-	(61,441)	-	(61,441)	(126.1)	149.6
Other income (loss)	-	-	-	-	-	(153,364)	-	(153,364)	(253.7)	-	-	-	-	1,756	(61,441)	-	(59,685)	(122.5)	157.0

Income tax (provision)/benefit – continuing
operations	-	-	-	-	(60)	-	-	(60)	(0.1)	-	-	-	-	(193)	-	-	(193)	(0.4)	(68.8)
Net (loss) income continuing operations	(2,172)	6,809	4,969	3,148	(16,500)	(205,428)	(79)	(209,253)	(346.2)	4,354	1,721	3,519	3,475	(10,847)	(102,782)	103	(100,457)	(206.2)	108.3
Allocation – preferred shares	-	1,556	-	-	-	-		1,556	2.6	-	1,556	-	-	-	-	-	1,556	3.2	-
Allocation – non-controlling interests	16	-	-	-	-	-		16	-	671	-	-	-	(413)	-	-	258	0.5	(93.8)
Allocation – consolidated partnerships	-	-	-	-	-	(205,426)		(205,426)	(339.8)	-	-	-	-	-	(102,780)	-	(102,780)	(211.0)	99.9
Net loss (income) attributable to non-controlling
interest – continuing operations	16	1,556	-	-	-	(205,426)	-	(203,854)	(337.2)	671	1,556	-	-	(413)	(102,780)	-	(100,966)	(207.3)	101.9
Net (loss) income attributable to Centerline
Holding Company shareholders - continuing
operations, pre-allocations	(2,188)	5,253	4,969	3,148	(16,500)	(2)	(79)	(5,399)	(9.0)	3,683	165	3,519	3,475	(10,434)	(2)	103	509	1.1	N/M
Inter-segment expense allocation	2,828	3,416	3,497	3,769	(13,510)	-	-	-	-	2,184	1,936	2,473	3,086	(9,679)	-	-	-	-	N/A
Net (loss) income attributable to Centerline
Holding Company shareholders – continuing
operations	$(5,016)	$1,837	$1,472	$(621)	$(2,990)	$(2)	$(79)	$(5,399)	(9.0)%	$1,499	$(1,771)	$1,046	$389	$(755)	$(2)	$103	$509	1.1%	N/M	%

Net income – discontinued operations								-	-								253	0.5	(100.0)
Net income attributable to Centerline Holding Company shareholders – discontinued operations								-	-								253	0.5	(100.0)
Total (loss) income attributable to Centerline Holding Company shareholders								$(5,399)	(9.0)%								$762	1.6%	N/M	%

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

Net income or loss is defined as the net result of total company operations, prior to allocation of income or loss to non-controlling interests.  As the funds our Affordable Housing Equity segment originates and manages (“Tax Credit Fund Partnerships”) by design generate non-cash losses, primarily related to depreciation expense on real estate assets, we expect to record net losses for the foreseeable future as they represent a significant portion of our consolidated operations.  After allocation of income or loss to non-controlling interests, we recorded net loss attributable to our shareholders for the quarter ended March 31, 2012 and net income attributable to our shareholders for the quarter ended March 31, 2011.  For the periods presented, we highlight in the table below those items, principally non-cash in nature, which impact the comparability of results from period to period.  Such items are shown prior to any adjustments for tax and allocations to non-controlling interests and are discussed within this section:

	Three Months Ended
	March 31,
(in thousands)	2012	2011

Reduction/(Increase) to net income:

Other items:
Affordable Housing Equity segment:
Affordable housing loss reserve recovery	$(600)	$(5,500)
Assumption fee relating to restructuring of credit intermediation
agreements	911	1,397
Change in fair value of derivatives	91	18

Affordable Housing Debt segment:
Provision for risk-sharing obligations	-	238
Change in fair value of derivatives	(941)	(721)

Corporate segment:
Gain on settlement of liabilities	-	(1,756)
Lease termination costs	3,318	-

Affordable Housing Equity

Our Affordable Housing Equity segment provides equity financing to properties that benefit from the LIHTC or other financial structures (collectively “Tax Credit”) intended to promote development of affordable multifamily housing properties.  We sponsor and manage Tax Credit Fund Partnerships for institutional and retail investors who invest in affordable housing properties nationwide.  During 2011 we raised $142.2 million of gross equity for these new Tax Credit Fund Partnerships, of which we have invested $124.6 million and $10.4 million in property acquisitions during 2011 and first quarter of 2012, respectively.  The remaining equity raised from these originations will be invested in property acquisitions in future periods.  We have not closed any funds during 2012. We will continue to actively pursue new opportunities going forward and have been acquiring limited partnership interests in entities that own tax credit properties for inclusion in future Tax Credit Fund Partnership offerings.  We expect future Tax Credit Fund Partnership offerings to be a mix of single-investor as well as multi-investor structures.

In addition, we are planning on syndicating tax credit products in the coming year that we will not have any continuing involvement in since we will not manage, control or retain any interest in going forward.  These syndications will generate origination fees that will be recognized as fund sponsorship fee income.

The Tax Credit Fund Partnerships are required to hold their investments in property-level partnerships until the end of their LIHTC compliance period which is generally 15 years.  In 2011, there were a large volume of property dispositions as a result of an increase in properties reaching the end of their compliance period.  These dispositions generated significant cash proceeds resulting in the recognition of asset management fees and expense reimbursements previously deemed to be uncollectable as well as an increase in the recognition of disposition fees.  We anticipate that there will continue to be a volume of dispositions in the coming year that is consistent with prior years, although there is no certainty as to the level of proceeds to be generated as a result of these dispositions.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Revenues

For a description of our revenue recognition policies, see Note 2 to our 2011 Form 10-K.

	Three Months Ended March 31,
(dollars in thousands)	2012	2011	% Change

Interest income:
Mortgage revenue bond interest income	$146	$159	(8.2)%
Other interest income	1,032	498	107.2
Fee income:
Fund sponsorship	4,873	7,284	(33.1)
Credit intermediation fees	736	1,169	(37.0)
Other:
Expense reimbursements	1,426	2,251	(36.7)
Miscellaneous	304	5	N/M

Total revenues	$8,517	$11,366	(25.1)%

N/M - Not Meaningful.

Interest Income

Other Interest Income

Other interest income includes interest on voluntary loans provided to Tax Credit Fund Partnerships related to property advances, as well as interest earned on short term and other investments.  The increase is due to an increase in interest rates related to certain short term investments and an increase in projected interest earnings in other investments.

Fee Income

Fee income in our Affordable Housing Equity segment includes income generated from Consolidated Partnerships which are eliminated upon consolidation.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Fund Sponsorship

	Three Months Ended March 31,
(dollars in thousands)	2012	2011	% Change

Fees based on equity invested
Property acquisition fees	$234	$1,400	(83.3)%
Organization, offering and acquisition allowance fees	208	1,244	(83.3)

Fees based on management of sponsored Tax Credit Fund Partnerships
Partnership management fees	810	1,340	(39.6)
Asset management fees	2,109	1,917	10.0
Other fee income	1,512	1,383	9.3

Total fund sponsorship fee income	$4,873	$7,284	(33.1)%

Assets under management – Tax Credit Fund Partnerships	$9,285,253	$9,410,437	(1.3)%
Equity raised by Tax Credit Fund Partnerships	$-	$119,250	(100.0)%
Equity invested by Tax Credit Fund Partnerships(1)	$10,398	$62,220	(83.3)%

(1)	Excludes warehoused properties that have not yet closed into a Tax Credit Fund Partnership.

Fees Based on Equity Invested

While we may acquire properties on an ongoing basis throughout the year and recognize revenue based on equity invested, we do not recognize property acquisition fees until we place the property into a sponsored Tax Credit Fund Partnership.  Therefore, a change in timing of a Tax Credit Fund Partnership closure may impact the level of revenues we recognize in a given period.  Additionally, the type of Tax Credit Fund Partnership originated (whether for a single investor, multiple investors or one with specified rates of return) can affect the level of revenues as the fee rate for each varies.  The decrease in the number of acquisitions in the first quarter of 2012 is directly related to the decrease in equity invested of $51.8 million from the first quarter of 2011.

Fees Based on Management of Sponsored Tax Credit Fund Partnerships

We collect partnership management fees at the time a Tax Credit Fund Partnership closes and recognize them over the first five years of a Tax Credit Fund Partnership’s life.  Due to the expiration of the five-year service period for certain Tax Credit Fund Partnerships, these fees have decreased for the three months ended March 31, 2012 and will continue to decrease throughout 2012.  These decreases would be partially offset should we originate any new Tax Credit Fund Partnerships.

Asset management fees are collected over the life of a Tax Credit Fund Partnership and recognized as earned to the extent that the Tax Credit Fund Partnership has available cash flow.  The increase in asset management fees in 2012 was primarily related to  fees collected from certain investment funds which have an increase in available cash flow from the disposition of property-level partnerships. Although we anticipate a consistent level of property dispositions to continue within the coming year, due to the volatility in the real estate market, there is uncertainty in the amount of proceeds the Tax Credit Fund Partnerships will receive and the amount of fees that will be generated.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Other Revenues

The decrease of $0.8 million in expense reimbursements was due primarily to a decrease in the number of Tax Credit Fund Partnerships with available cash flow to pay expense reimbursements.

Expenses

Expenses for the Affordable Housing Equity segment for the three months ended March 31 were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2012	2011	% Change

General and administrative expenses
Salaries and benefits	$1,607	$1,944	(17.3)%
Other	6,075	7,253	(16.2)
Total general and administrative	7,682	9,197	(16.5)
Provision for (recovery of) losses	2,687	(3,029)	(188.7)
Interest expense:
Borrowings and financings	196	785	(75.0)
Derivatives – change in fair value	91	18	405.6
Depreciation and amortization	33	41	(19.5)

Total expenses	$10,689	$7,012	52.4%

Average borrowing rate	6.46%	6.33%
Average Securities Industry and Financial Markets Association (“SIFMA”) rate	0.12%	0.26%

General and Administrative

Salaries and benefits

Salaries and benefits decreased by $0.3 million during the first quarter of 2012 mainly due to the restructuring of senior management.

Other

Assumption fees decreased by $0.5 million due to a decrease in the net assets of a subsidiary on which the fee is based (see further discussion in Note 21 under Affordable Housing Transactions).

Other general and administrative expenses decreased by $0.7 million primarily attributed to acquisition expenses related to property closings.  There was one property acquisition during the first quarter of 2012 as compared to eight property acquisitions during the same period in 2011.

Provision for (recovery of) Losses

	Three Months Ended March 31,
(dollars in thousands)	2012	2011	% Change

Affordable Housing loss reserve recovery	$(600)	$(5,500)	(89.1)%
Bad debt expense	3,287	2,471	33.0

Total provision for (recovery of) losses	$2,687	$(3,029)	(188.7)%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Provision for losses increased by $5.7 million reflecting:

•
A reduction in our Affordable Housing loss reserve recovery in 2012.  In 2011, as we worked with parties that have an economic interest in the properties that secure mortgage revenue bonds associated with our credit intermediation agreements, we estimated the payments that were required to be made in order to complete the restructuring and reduce the principal balance of certain mortgage revenue bonds at levels below the amounts reached in the March 2010 agreements with such counterparties.  Provisions recorded in 2012 reflect revisions to the assumed timing of the restructurings (see further discussion in Note 21 under Loss Reserve Relating to Yield Transactions).

•	An increase of $0.8 million in bad debt expense primarily due to increased advances to Tax Credit Fund Partnerships.

Interest Expense

Interest expense on borrowings and financings decreased by $0.6 million primarily due to the payoff of the CFin Holdings credit facility in June 2011, which at that time, all commitments were terminated, and accrued and capitalized interest was waived.

Profitability

Profitability for the Affordable Housing Equity segment for the three months ended March 31 was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2012	2011	% Change

(Loss) income before other allocations	$(2,172)	$4,354	(149.9)%
Net (loss) income	(5,016)	$1,499	(434.6)

The change in income before other allocations reflects the revenues and expense changes discussed above.  Incremental costs incorporated in net income include allocations to the perpetual Equity Issuer preferred shares.

Affordable Housing Debt

The Affordable Housing Debt segment is responsible for providing financing to developers and owners of affordable multifamily properties. We originate and service affordable housing multifamily loans under GSE and FHA programs. We have risk-sharing obligations on most loans we originate under the Fannie Mae Delegated Underwriting Servicer (“DUS”) program. For a majority of loans originated under the DUS program, we absorb the first 5% of any losses on the unpaid principal balance of a loan if a default occurs; above 5% we share a percentage of the loss with Fannie Mae, with our maximum loss capped at 20% of the unpaid principal balance of a loan. We also have risk-sharing obligations on loans we originated under the Freddie Mac Delegated Underwriting Initiative (“DUI”) program.  For loans that we originated under the DUI program, we are obligated to reimburse Freddie Mac for a portion of any loss that may result from borrower defaults in DUI transactions.  For such loans, our share of the standard loss will be the first 5% of the unpaid principal balance and 25% of the next 20% of the remaining unpaid principal balance to a maximum of 10% of the unpaid principal balance.  We are no longer originating loans under DUI, as this program is no longer available.  Future loans with Freddie Mac that we will originate under the Freddie Mac Targeted Affordable Housing (“TAH”) program, will have no risk-sharing components.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Revenues

For a discussion of the accounting policies with respect to revenue recognition, see Note 2 in our 2011 Form 10-K

	Three Months Ended March 31,
(dollars in thousands)	2012	2011	% Change

Interest income:
Mortgage revenue bond interest income	$13,783	$12,219	12.8%
Other interest income	4,916	2,483	98.0
Fee income:
Application and processing fees	56	42	33.3
Mortgage origination fees	448	230	94.8
Mortgage servicing fees	974	894	8.9
Other:
Gain on sale of mortgage loans	2,205	880	150.6
Miscellaneous	45	19	136.8

Total revenues	$22,427	$16,767	33.8%

Interest Income

Mortgage Revenue Bond Interest Income

Our role as special servicer of the mortgage revenue bonds allows us to repurchase those bonds in special servicing. Accordingly, we re-recognize bonds as assets when transferring them into special servicing and de-recognize bonds when transferring them out of special servicing.  The increase in mortgage revenue bond interest income is primarily due to a bond that was previously non-paying which was brought current with a $1.7 million payment and also increased the weighted average yield (as shown in the table below).

The following table presents information related to our mortgage revenue bond interest income:

	Three Months Ended March 31,
(dollars in thousands)	2012	2011	% Change

Average number of bonds on the balance sheet not receiving sale recognition	95	96	(1.0)%
Average balance (unpaid principal balance)	$829,911	$857,805	(3.3)%
Weighted average yield	6.64%	5.70%

Other Interest Income

Other interest income includes the interest recorded on retained interests from the 2007 re-securitization transaction primarily related to the Series A-1 Freddie Mac Certificates in the amount of $1.8 million and Series B Freddie Mac Certificates in the amount of $3.0 million.  The increase in other interest income of $2.4 million is primarily due to an increase in the effective yield of the Series B Freddie Mac certificates from 9.59% in 2011 to 66.47% in 2012 due to the increase in projected cash flows subsequent to the impairments recorded in 2010 as a result of the restructuring of certain bonds.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Fee Income

Mortgage Origination Fees

Affordable Housing Debt mortgage loan originations for the three months ended March 31 were as follows:

	Three Months Ended March 31,
	2012		2011	% Change

Total mortgage origination activity(1)	$20,815		$8,545	143.6%
Mortgages originated in prior periods and sold during the period	54,557		17,000
Less: mortgages originated but not yet sold(2)	(9,750)		(4,203)
Total mortgage origination activity recognized for GAAP and for which revenue is recognized	$65,622		$21,342	207.5%

		% of Total		% of Total

Fannie Mae	$65,622	100.0%	$21,342	100.0%
	$65,622	100.0%	$21,342	100.0%

(1) Includes all mortgages funded during the period.
(2) Included in Other Investments – mortgage loans held for sale.

Our mortgage origination volume recognized for generally accepted accounting principles (“GAAP”) purposes increased by 207.5% primarily due to a the hiring of a highly experienced affordable debt team during the second half of 2011, which resulted in increased loan origination capabilities and execution.  We have several affordable housing debt origination and underwriting teams, geographically disbursed, to help us achieve future origination goals.  We originated ten loans in the aggregate amount of $65.6 million in the first quarter of 2012 as compared to three loans in the aggregate amount of $21.3 million during the same period of 2011, however, due to pricing, a $7.5 million loan originated in 2012 did not earn an origination fee, but higher trading premium, which resulted in mortgage origination revenue not increasing proportionally to origination volume.

Mortgage Servicing Fees

Mortgage servicing fees increased due to an increase in the Affordable Housing Debt loan servicing portfolio year over year.  These increases can be attributed to an increase in new originations towards the end of 2011 and into 2012, creating a larger portfolio balance and an increase in servicing fee revenue.  Originations made in the first quarter of 2012 were adequate to offset loan payoffs and maturities in the portfolio.

Our portfolio balances at March 31, 2012 and 2011 were as follows:

	March 31,
(dollars in thousands)	2012	2011	% Change

Primary servicing portfolio	$594,711	$467,676	27.2%

Gain on Sale of Mortgage Loans

Overall, we experienced a $1.3 million increase in gain on sales of loans due to an increase in the premiums earned on loan sales to GSEs, as well as an increase in the value of mortgage servicing rights (“MSRs”) retained on each loan.  We recorded $1.0 million in premium revenue and $1.3 million of revenue resulting from the valuation of MSRs in 2012 as compared to $0.3 and $0.6 million, respectively, in 2011, primarily the result of an increase in origination volume.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Expenses

Expenses for the Affordable Housing Debt segment for the three months ended March 31 were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2012	2011	% Change

General and administrative expenses
Salaries and benefits	$1,379	$117	N/M	%
Other	2,206	2,075	6.3
Total general and administrative	3,585	2,192	63.5
Provision for risk sharing obligations	-	238	(100.0)
Interest expense:
Borrowings and financings	11,684	12,097	(3.4)
Derivatives – change in fair value	(941)	(721)	30.5
Preferred shares of subsidiary	960	960	-
Depreciation and amortization	330	280	17.9

Total expenses	$15,618	$15,046	3.8%

Average borrowing rate	6.46%	6.33%
Average SIFMA rate	0.12%	0.26%

N/M – Not meaningful.

General and Administrative

General and administrative expense increased by $1.4 million, primarily due to an increase in salaries and benefits, from hiring an experienced Affordable debt team in the second half of 2011.

Provision for risk sharing obligations

Provision for risk-sharing obligations reflects our estimated portion of losses on DUI loans in our loss sharing program with Freddie Mac (see Note 21 to the condensed consolidated financial statements).  Property performance on loans in our risk-sharing program with Freddie Mac declined slightly in 2011, resulting in an increase in the provision for risk-sharing obligations of $0.2 million during the first quarter of 2011.  There was no increase in the provision in the first quarter of 2012.

Interest Expense

Interest expense represents direct financing costs, including on-balance sheet securitizations of mortgage revenue bonds and distributions on preferred shares of Equity Issuer.  The decrease in interest expense is primarily due to a decrease in the outstanding secured financing weighted average principal balance from $663.7 million at March 31, 2011 to $617.7 million at March 31, 2012.

Profitability

Profitability for the Affordable Housing Debt segment for the three months ended March 31 was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2012	2011	% Change

Income before other allocations	$6,809	$1,721	295.6%
Net income (loss)	$1,837	$(1,771)	(203.7)%

The change in income before other allocations and net income (loss) reflects the revenue and expense changes discussed above. Incremental costs incorporated in net loss include allocations to the perpetual Equity issuer preferred shares.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Mortgage Banking

The primary business function of the Mortgage Banking segment is to underwrite, originate, and service conventional multifamily loans under GSE, Ginnie Mae and FHA programs.  Originated loans are pre-sold to GSEs and in many cases, are used as collateral for mortgage-backed securities issued and guaranteed by the GSE and traded in the open market.  We earn origination fees and trading-premium revenues.  We also recognize MSR revenues on loans we originate as in most cases we retain the servicing rights.  Trading premiums and MSR values are recorded as gains on sale of mortgage loans on our Condensed Consolidated Statements of Operations.  During 2012, we experienced an increase in origination volume as compared to 2011 primarily due to the efforts to increase our origination capabilities over the past year that included the growth of our small loan business and the increase in our loan origination teams located in offices nationwide.  Recently, we opened new offices in Boston and Chicago in 2011 and Los Angeles and Dallas in 2012 and added small loan production representatives in Dallas and San Francisco.  As a result, origination fees, trading-premium revenues and MSR revenues increased during 2012.

During the first quarter of 2012, we initiated several steps to diversify products we can offer to our customer base.  These steps included: (i) adding a bridge lending capability for financing small multifamily properties through a joint venture with a third party; (ii) negotiating origination agreements with several commercial mortgage-backed securities (“CMBS”) finance companies so that we can offer CMBS mortgage loan products to our clients; and (iii) commencing discussions to source joint venture equity opportunities on multifamily properties for a third party in exchange for first look opportunities to provide debt financing. We expect these initiatives to be fully implemented later in 2012.

We earn mortgage-servicing fees on our servicing portfolio of approximately 1,380 loans.  Our servicing fees provide a stable revenue stream.  Servicing fees are based on contractual terms and earned over the life of a loan.  In addition, we earn interest income from escrow deposits held on behalf of borrowers and on loans while they are being financed by our warehouse line, as well as late charges, prepayments of loans and other ancillary fees.

We have risk-sharing obligations on most loans we originate under the Fannie Mae DUS program.  For a majority of loans originated under the DUS program, we absorb the first 5% of any losses on the unpaid principal balance of a loan if a default occurs; above 5% we share a percentage of the loss with Fannie Mae, with our maximum loss capped at 20% of the unpaid principal balance of a loan.

Our servicing fees for risk-sharing loans include compensation for the risk-sharing obligations and are larger than the servicing fees we receive for loans with no risk-sharing obligations.  We receive a lower servicing fee for loans with modified risk-sharing than for loans with full risk-sharing.  While our origination volume increased significantly from the first quarter of 2011 through the first quarter of 2012, our servicing portfolio only increased slightly due to the increases in originations occurring at a similar rate that loan maturities and payoffs occurred.  However, because our risk-sharing product and the rate of related servicing fees have increased in recent years, we have experienced a larger increase in our overall servicing fees in 2012.

Revenues

For a description of our revenue recognition policies, see Note 2 to our 2011 Form 10-K

	Three Months Ended March 31,
(dollars in thousands)	2012	2011	% Change

Interest income	$813	$808	0.6%
Fee income:
Mortgage origination fees	1,277	823	55.2
Mortgage servicing fees	5,269	4,879	8.0
Other fee income	109	120	(9.2)
Other:
Gain on sale of mortgage loans	8,208	4,843	69.5
Prepayment penalties	162	39	315.4
Other revenues	537	193	178.2

Total revenues	$16,375	$11,705	39.9%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Fee Income

Mortgage Origination Fees

Mortgage originations for the three months ended March 31 were as follows:

	Three Months Ended March 31,
	2012		2011	% Change

Total mortgage origination activity (1)	$234,179		$170,993	37.0%
Mortgages originated in prior periods and sold during the period	134,728		58,460
Less: mortgages originated but not yet sold(2)	(73,096)		(76,274)
Total mortgage origination activity recognized for GAAP and for which revenue is recognized	$295,811		$153,179	93.1%

		% of Total		% of Total

Fannie Mae	$184,385	62.3%	$142,179	92.8%
Freddie Mac	69,864	23.6	11,000	7.2
FHA	41,562	14.1	-	-
	$295,811	100.0%	$153,179	100.0%

(1)	Includes all mortgages funded during the period.
(2)	Included in Other Investments – mortgage loans held for sale.

Our mortgage origination volume recognized for GAAP purposes increased by 93.1% primarily due to an increase in our origination capabilities.  The increase in our origination capabilities includes increasing our origination teams throughout 2011 and the expansion of our small loans initiative, which began in the fourth quarter of 2009, to underwrite and originate smaller loans under our Fannie Mae DUS program.  The small loan division increased originations by 40.9% in the first quarter of 2012 compared to the same period in 2011.

For the three months ended March 31 2011, mortgage origination revenues included a non-refundable origination fee received on a portfolio of loans that were not originated until later in 2011.  These loans were in the application stage at the time the revenue was recognized.  With the exception of such revenue, mortgage origination revenue increased proportionally to mortgage originations for the quarter.

Mortgage Servicing Fees

As previously noted, mortgage servicing fees are a significant source of revenue for us.  Our portfolio of loans has increased slightly due to increases in originations occurring at approximately the same rate that loan maturities, payoffs and refinancing occurred.  While it has been, and will continue to be, a priority of ours to retain maturing loans and refinances in our portfolio, we are experiencing an increase in competition from lenders that had not been active in prior periods, such as banks and life insurance companies.  During the next twenty-four months, 191 loans with an outstanding principal balance of $1.1 billion (which represents 12.6% of the servicing portfolio) are due to mature.

Our portfolio balances at March 31 were as follows:

	March 31,
(dollars in thousands)	2012	2011	% Change

Primary servicing portfolio	$8,367,843	$8,256,253	1.4%

The portfolio has increased slightly over the past year; however, due to the nature of more recent originations, we have experienced a greater increase in servicing fees earned from the portfolio.  We currently earn higher servicing fees because we are originating more shared-risk product than in the past.  Loans that are currently being paid off are those with lower servicing fee rates, resulting in a higher weighted-average servicing fee being earned on the portfolio.  Weighted-average servicing rates increased from 24.1 basis points at March 31, 2011 to 25.5 basis points at March 31, 2012.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Other

Gain on Sale of Mortgage Loans

We experienced an increase in gain on sales of loans for the quarter ended March 31, 2012 as compared to 2011 due to an increase in MSR balances and premium revenues received on new loans originated.  The valuation of new MSRs resulted in increased revenue of $1.5 million and premium revenues increased by $1.9 million in the 2012 period as compared to the 2011 period primarily as the result of an overall increase in origination volume.

Other Revenues

Other revenues consist primarily of securitization profits on certain of our Freddie Mac loans if Freddie Mac packages the loan into a securitization pool.  During the first quarter of 2012, we received fees on securitizations in the total amount of $147.4 million as compared to $50.9 million in the comparable 2011 period, earning approximately $0.3 million in additional revenues related to this program.

Expenses

Interest expense in the Mortgage Banking segment represents direct financing costs, including asset-backed warehouse lines (used for mortgage loans we originate).  Other major expenses include amortization of MSRs, salaries and other costs of employees working directly in this business.

	Three Months Ended March 31,
(dollars in thousands)	2012	2011	% Change

General and administrative expenses
Salaries and benefits	$4,403	$2,877	53.0%
Other	3,420	2,329	46.8
Total general and administrative	7,823	5,206	50.3

Interest	437	249	75.5
Depreciation and amortization	3,146	2,731	15.2

Total expenses	$11,406	$8,186	39.3%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

General and Administrative

General and administrative expense increased by $2.6 million, primarily due to a $1.6 million increase in salaries and benefit related costs due to the initiatives made throughout 2011 and 2012 to increase origination activity by adding origination teams in certain geographical locations nationwide, as well as continued growth in the team supporting our small loan group.  The number of employees increased by 26 from March 31, 2011 to March 31, 2012.  We also experienced an increase of $0.6 million in broker fees and recruiting costs and $0.4 million in other allocable costs directly related to the increased volume of mortgage loan originations and increased headcount within the segment.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $0.4 million primarily due to greater MSR values on a larger number of loans in the portfolio being amortized during the quarter ended March 31, 2012 as compared to 2011.

Profitability

Profitability for the Mortgage Banking segment for the three months ended March 31 was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2012	2011	% Change

Income before other allocations	$4,969	$3,519	41.2%
Net income	1,472	1,046	40.7

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

We have made significant progress in upgrading and restructuring the Asset Management platform to enhance its reporting and management capabilities by (i) recruiting highly skilled real estate professionals who have significant experience in real estate investment management, (ii) beginning a program of regionalization to place our professionals closer to the assets and developer partners, enhancing the ability to manage, mitigate and solve issues that may occur with assets under management, and (iii) instituting a more extensive series of site and sponsor visits which has enhanced our relationship with developer partners, facilitating greater transparency, information sharing and shared problem solving when issues occur.  Further we have made significant improvement in our technology systems.  We have ensured the integrity of our data , and the enhancements to our systems have provided us with enhanced ability to analyze our portfolio in many ways to better report to our investors and to be able to identify both problems and opportunities with the portfolio.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Revenues

For a description of our revenue recognition policies, see Note 2 of our 2011 Form 10-K.

		Three Months Ended March 31,
	(dollars in thousands)	2012	2011	% Change

	Asset management fees	$5,719	$5,885	(2.8)%
	Other revenues	-	45	(100.0)

	Total revenues	$5,719	$5,930	(3.6)%

Asset Management Fees

The decrease in asset management fees is due to the lower number of properties managed in 2012 as compared to the same period in 2011.

Expenses

	Three Months Ended March 31,
(dollars in thousands)	2012	2011	% Change

General and administrative expenses
Salaries and benefits	$1,880	$1,979	(5.0)%
Other	655	422	55.2
Total general and administrative	2,535	2,401	5.6
Depreciation and amortization	36	54	(33.3)
Total expenses	$2,571	$2,455	4.7%

Profitability

Profitability for the Asset Management segment as of March 31 was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2012	2011	% Change

Income before other allocations	$3,148	$3,475	(9.4)%
Net (loss) income	(621)	$389	(259.6)

The change in income before other allocations refelcts the revenue and expense changes presented above.

Corporate

Expenses in our Corporate segment include central business functions such as executive, finance and accounting, treasury, marketing and investor relations, operations and risk management, and legal, as well as costs related to general corporate debt.  Because we consider all acquisition-related intangible assets to be Corporate segment assets, the related amortization are also included in this segment.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended March 31,
(dollars in thousands)	2012	2011	% Change

General and administrative expenses:
Salaries and benefits	$4,074	$3,951	3.1%
Other	7,631	6,840	11.6
Total general and administrative	11,705	10,791	8.5
Interest expense:
Borrowings and financings	1,229	1,297	(5.2)
Lease termination costs	3,318	-	N/A
Depreciation and amortization	314	440	(28.6)

Total expenses	$16,566	$12,528	32.2%

General and Administrative:

Other

Other general and administrative expenses increased mainly due to legal fees that we incurred and advisory fees that we were required to reimburse to our lenders relating to the third amendment to our Credit Agreement which we entered into during the first quarter of 2012  and due to expenses we incurred relating to the move to our new headquarters.  These were partially offset by a decrease in our rent expense at our new headquarters as compared to the rent expense at our former headquarters.

Lease Termination Costs

Lease termination costs recorded in the first quarter of 2012 were in connection with the Surrender Agreement and the cease use of the remainder of the space in our former headquarters in February 2012.

Depreciation and Amortization

Depreciation and amortization expense decreased mainly due to certain fixed assets and certain intangible assets that were fully depreciated in 2011 partially offset by the additional leasehold improvements and other fixed assets that we acquired relating to our move to the new headquarters which we started depreciating in February 2012.

Other income

	Three Months Ended March 31,
(dollars in thousands)	2012	2011	% Change

Gain on settlement of liabilities	$-	$1,756	(100.0)%

The gain on settlement of liabilities recorded in 2011 is a result of the redemption of Convertible CRA Shares for cash.  The cash payments were less than the carrying value of the convertible shares resulting in a $1.8 million gain on settlement of such liabilities.

Consolidated Partnerships

Consolidated Partnerships include entities in which we have a substantive controlling general partner or managing member interest or in which we have concluded we are the primary beneficiary of a variable interest entity (“VIE”).  With respect to the Tax Credit Fund Partnerships and property-level partnerships for which we have assumed the role of general partner or for which we have foreclosed upon the property (“Tax Credit Property Partnerships”), we have, in most cases, little or no equity interest.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

A summary of the impact the Tax Credit Fund Partnerships and Tax Credit Property Partnerships have on our Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended
	March 31,
(in thousands)	2012	2011

Revenues	$27,577	$26,258
Interest expense	(13,549)	(12,916)
Other expenses	(66,092)	(54,683)
Other losses	(153,364)	(61,441)
Allocations to limited partners	205,426	102,780

Net impact	$(2)	$(2)

The following table summarizes the number of Consolidated Partnerships at March 31:

	2012	2011

Tax Credit Fund Partnerships	140	141
Tax Credit Property Partnerships	89	96

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

Our revenue from Consolidated Partnerships is from assets held in funds that we manage as well as rental income from properties in partnerships we consolidate.    Interest expense is from borrowings to bridge timing differences between when funds deploy capital and when subscribed investments are received for Tax Credit Fund Partnerships (“Bridge Loans”), as well as mortgages and notes held at the Tax Credit Property Partnerships.  Other expenses represent an increase of $7.5 million in the provision for bad debt and an increase of $2.2 million in fees related to property dispositions. In addition, in 2011 a property that was sold recognized a forgiveness of debt of $1.7 million.

Other losses principally represent the equity losses that Tax Credit Fund Partnerships recognize in connection with their investments in non-consolidated Tax Credit Property Partnerships.  The increase in losses during the three months ended March 31, 2012 primarily resulted from an increase of $116.8 million related to impairments recognized on Tax Credit Property Partnership equity investments,  an increase of $5.7 million in expenses recognized by certain Tax Credit Property Partnerships pertaining to the change in value of their interest rate derivatives and an increase of approximately $4.9 million of losses due to properties being sold or foreclosed during 2012, offset by a decrease of $30.1 million in recognized gains, net of losses on the sale of property investments during 2012 and a reduction of $8.8 million in suspended losses for Tax Credit Fund Partnerships whose investment balances in certain Tax Credit Property Partnerships have reached zero.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Eliminations and Adjustments

Transactions between business segments are accounted for as third-party arrangements for the purposes of presenting business segment results of operations.  Inter-segment eliminations include fee income and expense reimbursement for fund management activities that are recorded in our Affordable Housing Equity segment and earned from Consolidated Partnerships; Asset Management fees that are recorded in our Asset Management segment and earned from Affordable Housing Equity; interest on mortgage revenue bonds that are not reflected as sold in Affordable Housing Equity and for which Tax Credit Property Partnerships within Consolidated Partnerships are the obligors; interest charges on outstanding intercompany balances; overhead and other operational charges between segments.

Income Taxes

The following table details the taxable and non-taxable components of our reported income (loss) for the periods ended:

	Three Months Ended March 31,
		% of		% of
(dollars in thousands)	2012	Revenues	2011	Revenues	% Change

Within continuing operations:
Gain (loss) subject to tax	$(6,154)	(10.2)%	$714	1.5%	N/M %
Loss not subject to tax	$(203,039)	(336.0)%	$(100,978)	(207.3)%	101.1%

Loss before income taxes	$(209,193)	(346.1)%	$(100,264)	(205.8)%	108.6%

Income taxes	$60	0.1%	$193	0.4%	(68.9)%

Effective tax rate – consolidated basis	(0.03)%		(0.19)%

Effective tax rate for corporate subsidiaries subject to tax	(0.98)%		27.0%

Within discontinued operations:
Income (loss) subject to tax	$-	N/M	$253	0.5

Loss before income taxes	$-	N/M	$253	0.5

N/M – Not meaningful.

Management has determined that, in light of projected taxable losses for the foreseeable future, any benefit from current losses and deferred tax assets likely will not be realized; hence, a full valuation allowance has been recorded.

Accounting Developments

See the Recently Issued and Adopted Accounting Standards section of Note 1 to the Condensed Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Inflation

Inflation did not have a material effect on our results of operations for the periods presented.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

SECTION 3 – FINANCIAL CONDITION

Liquidity

The primary objective of managing our liquidity is to ensure that we have adequate resources to accommodate growth of assets under management within our respective businesses, fund and maintain investments as needed, meet all ongoing funding commitments and contractual payment obligations, and pay general operating expenses and compensation.  Liquidity management involves forecasting funding requirements and maintaining sufficient capital to meet the fluctuating needs inherent in our business operations and ensure adequate capital resources to meet unanticipated events.

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

The mortgage loans originated in our Mortgage Banking and Affordable Housing Debt segments are closed in our name using cash borrowed from warehousing and repurchase lenders and sold within one week to three months following the loan closing to the GSEs or to the market as mortgage-backed securities guaranteed by Fannie Mae or Ginnie Mae and are backed by loans that we originate and are generally AAA rated securities.  We use the cash received from the sale to repay the warehouse borrowings.  At March 31, 2012, we had an aggregate outstanding balance of $82.1 million on our warehouse facilities with an average interest rate of 2.40%.

On November 2, 2010, Fannie Mae issued changes to the DUS Capital Standards that became effective January 1, 2011.  Among other provisions, the revised DUS Capital Standards raised the Restricted Liquidity Requirement by 25 basis points on Tier 2 mortgage loans and are being phased-in quarterly through the first quarter of 2014.  The implementation of the revised DUS Capital Standards by the Company through the first quarter of 2014 would increase the collateral required for our existing DUS portfolio by approximately $8.3 million assuming phase in of the full 25 basis point increase in the collateral requirement was applied to our current portfolio balance.  During the three months ended March 31, 2012, the collateral required for our DUS portfolio increased by $0.2 million.  As of March 31, 2012, we are in compliance with the collateral requirement.

As of March 31, 2012, we had 320,291 Convertible CRA Shares outstanding.  As we had not repurchased these Convertible CRA Shares as of January 1, 2012, the holders of the Convertible CRA Shares have the option to require us to purchase the Convertible CRA Shares for the original gross issuance price per share, which totaled approximately $6.0 million as of March 31, 2012.  Pursuant to the terms of the Credit Agreement, we are restricted from meeting this requirement.  A holder (the “Convertible CRA Shareholder”) of 214,247 Convertible CRA Shares (the “Option Shares”) exercised their option to require us to purchase the Option Shares for an aggregate purchase price of approximately $4.0 million on January 4, 2012.  Under the terms of the option agreement, we were required to purchase the Option Shares by January 10, 2012.  Due to the terms of the Credit Agreement that restrict our ability to repurchase the Option Shares, we are currently in discussions with the Convertible CRA Shareholder in an effort to settle this obligation for an amount significantly less than $4.0 million.  We are also in discussions with the other remaining holder of Convertible CRA Shares to explore various ways to mitigate the above-referenced repurchase risk with respect to that holder.  Due to our contractual obligations to certain former holders of our Convertible CRA Shares (the “Former CRA Holders”), the settlement of our obligations to the current holders of Convertible CRA Shares may trigger payments to the Former CRA Holders that agreed to the redemption of their Convertible CRA Shares on terms less favorable than those that are provided to the current holders of Convertible CRA Shares.  We anticipate the settlement of all of our obligations to the current holders of our Convertible CRA Shares and the Former CRA Holders would result in payments totaling less than $6.0 million.  However, we cannot provide assurance that we will be able to reach any settlement with the current holders of our Convertible CRA Shares or the Former CRA Holders.

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

Cash Flows

	Three Months Ended
	March 31,
(in thousands)	2012	2011

Cash flow provided by (used in) operating activities	$100,402	$(3,471)
Cash flow provided by (used in) investing activities	3,244	(1,728)
Cash flow (used in) provided by financing activities	(106,054)	7,221

Net (decrease) increase in cash and cash equivalents	$(2,408)	$2,022

Operating Activities

Operating cash flows include the warehousing of mortgage loans that we originate and sell to Fannie Mae and Freddie Mac, each of which has an associated sale commitment that allows us to recoup the full amount expended. The increase in cash flow provided by operating activities during the first quarter of 2012 is primarily attributable to the receipt of $106.1 million from mortgage loans held for sale compared to the use of $4.8 million to fund loans in the first quarter of 2011. Excluding these amounts from both years, cash flows used in operating activities were $5.7 million in the first quarter of 2012 as compared to cash flow provided by operating activities of $1.3 million in the same quarter in 2011.  Such operating cash flow in 2011 was higher mainly due to the $6.6 million that we collected during 2011 upon closing of the LIHTC funds.

Investing Activities

Investing cash flows for 2012 were higher than in 2011.  This was mainly a result of a net increase of $4.2 million in collection of advances to partnerships and a decrease in equity investments partially offset by the increase in cash used in escrows and other cash collateral and in acquisitions of furniture, fixtures and leasehold improvements.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Financing Activities

The level of financing inflows and outflows varies with the level of mortgage originations and also impacts operating cash flows as described above.  We finance originations with warehouse lines that are repaid as the loans are sold.  The decrease in cash flow from financing activities is primarily attributable to a net repayment of mortgage banking warehouse and repurchase facilities of $103.6 million during the first quarter of 2012 compared to net draws on our warehouse facilities of $4.9 million during the first quarter of 2011. Excluding these amounts from both years, cash flows used in financing activities in the first quarter of 2012 were $2.4 million as compared to cash flows provided by financing activities of $2.3 million in the first quarter of 2011.  This was mainly a result of the repayment made on the term loan during the first quarter of 2012 as well as the lower borrowing on the revolving credit facility in the current period as compared to the prior year period.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way (see also Commitments and Contingencies below).

Capital Resources

To fund our operations, we use cash provided by our operations as well as borrowings and other financing arrangements used as capital resources.

The table below reflects our financing obligations at the dates presented:

			March 31, 2012
	March 31,	December 31,	Available to		Maximum
(in thousands)	2012	2011	Borrow		Commitment

Term loan	$122,037	$125,014	$-		$122,037
Revolving credit facility	14,300	12,100	8,928	(1)	37,000
Mortgage Banking committed warehouse facilities	48,676	105,615	101,324	(2)	150,000
Mortgage Banking repurchase facilities	-	8,450	-	(2)	N/A
Multifamily ASAP facility	33,437	71,670	-	(2)	N/A
Centerline Financial LLC ("CFin" or "Centerline Financial") credit facility	-	-	30,000		30,000
Subtotal	218,450	322,849	140,252

Freddie Mac Secured Financing(3)	615,982	618,163	N/A		N/A
Subtotal (excluding Consolidated Partnerships)	834,432	941,012	140,252

Consolidated Partnerships	137,970	156,643	N/A		N/A

Total	$972,402	$1,097,655	$140,252

N/A – Not meaningful.

(1) Borrowing availability reduced by outstanding letters of credit in the amount of $13.8 million.  Once these letters of credit are terminated, the $13.8 million associated with these letters of credit may not be redrawn.

(2) Borrowings under these facilities are limited to qualified mortgage loans, which serve as collateral.
(3) Relates to mortgage revenue bonds that we re-securitized but have not been accounted for as sold for accounting purposes (see Note 14 to the condensed consolidated financial statements).

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

The Revolving Credit Facility has a total capacity of $37.0 million. The Revolving Credit Facility matures in March 2015 and bears interest at 3.00% over either the prime rate or LIBOR at our election (which currently is LIBOR). The Revolving Credit Facility may be used for LIHTC property investments. As of March 31, 2012, $14.3 million was drawn and $13.8 million in letters of credit were issued under the Revolving Credit Facility. Once terminated, the amount of the Revolving Credit Facility associated with these letters of credit cannot be redrawn. At March 31, 2012, the undrawn balance of the Revolving Credit Facility was $8.9 million.

The Revolving Credit Facility has the following customary financial covenants:

•	minimum ratio of consolidated EBITDA to fixed charges, which became effective for us as of June 30, 2011; and

•	maximum ratio of funded debt to consolidated EBITDA which will become effective for us as of June 30, 2012.

The Term Loan and Revolving Credit Facility agreement (as subsequently amended, the “Credit Agreement”) contains restrictions on distributions.  Under the Credit Agreement, we generally are not permitted to make any distributions or redeem or purchase any of our shares, including Convertible CRA Shares, except in certain circumstances, such as distributions to the holders of preferred shares of Centerline Equity Issuer Trust (“Equity Issuer”), a subsidiary of the Company, if and to the extent that such distributions are made solely out of funds received from Freddie Mac as contemplated by a specified transaction (“EIT Preferred Share Distributions”).

In 2011, we entered into a waiver to the Credit Agreement (the “Waiver”) and two subsequent amendments to the Waiver, which among other things, added covenants to the Credit Agreement that restrict (x) the use of proceeds drawn from our Revolving Credit Facility solely to LIHTC investments, (y) contracts and transactions with Island Centerline Manager LLC, an entity owned and operated by a subsidiary of Island Capital (collectively “Island”), TRCLP, and C-III and their affiliates, subject to certain carve-outs, and (z) other specified material and non-ordinary course contracts and transactions, including property management contracts with Island, TRCLP and C-III and their affiliates.

On February 28, 2012, we entered into a third amendment to the waiver to our Credit Agreement, which among other things:  (i) extended the deadline by which we were required to deliver certain specified financial data and other information to the administrative agent under the Credit Facility and, in certain cases, to the lenders under the Credit Agreement; (ii) included certain conditions subsequent requiring us to deliver additional specified financial data and other information to the administrative agent by certain dates; (iii) granted a waiver of our noncompliance with the Credit Agreement’s Consolidated EBITDA to Fixed Charges Ratio solely with respect to the quarter ended December 31, 2011, although we have determined that we were in compliance with such ratio with respect to the quarter ended December 31, 2011; (iv) required us to pay certain costs and expenses incurred by the administrative agent in administering the Credit Agreement; and (v) requires us to pay prescribed monthly consulting fees to the administrative agent’s consultant.

On May 18, 2012, we entered into a fourth amendment of the Waiver, which among other things: (i) again granted a waiver through July 16, 2012 of our noncompliance with the Consolidated EBITDA to Fixed Charges Ratio covenant contained in our Credit Agreement with respect to the fiscal quarter ended September 30, 2011 which was necessitated by our failure to deliver certain 2012 projections that demonstrate compliance with the financial covenant set forth in the  prior waiver; (ii) granted a waiver through July 16, 2012 of our noncompliance with the Consolidated EBITDA to Fixed Charges Ratio covenant contained in our Credit Agreement with respect to the fiscal quarter ended March 31, 2012; and (iii) waived a requirement that we provide the lenders under our Credit Agreement with certain 2012 projections that demonstrate compliance with the financial covenant.

The waivers granted in the fourth amendment of the Waiver will expire on July 16, 2012, and it is expected that we will not be in compliance with the Consolidated EBITDA to Fixed Charges Ratio covenant in future periods.  While we would pursue any options available to us in order to avoid the consequences of covenant non-compliance (such as obtaining additional waivers for covenant non-compliance, working with our lenders to extend, modify or restructure our debt obligations, dispose of our assets or adjust our business, or otherwise pursue strategic and financial alternatives available to us in order to preserve enterprise value), we can provide no assurance that such efforts would enable us to avoid defaults on or the acceleration of our obligations or if implemented will not involve a substantial restructuring or alteration of our business operations or capital structure .  Our ability to obtain any additional waivers or concessions from our lenders will be impacted by the continued satisfaction of our covenants and obligations under the Credit Agreement, including those requiring scheduled amortization payments, such as the payment due June 30, 2012.  In addition, a default under our Credit Agreement would result in a cross default under our mortgage banking warehouse facilities, which could eliminate our ability to originate mortgage loans, a development that would have a material adverse effect on our business, financial condition and results of operations.  If we do not comply with the covenants and obligations in the Credit Agreement or our other loan agreements, our lenders may choose to declare a default and exercise their remedies, including acceleration of the debt obligations, and as a consequence we may determine it advisable to seek protection under the provisions of the U.S. Bankruptcy Code in order to preserve enterprise value.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

During such time that we are in discussions with our lenders regarding a further amendment to the Credit Agreement, we will be permitted to use proceeds drawn from our Revolving Credit Facility solely for LIHTC investments.

Mortgage Banking Warehouse and Repurchase Facilities

On March 31, 2012, we had five warehouse facilities we use to fund our loan originations. Mortgages financed by these facilities (see Note 6 to the condensed consolidated financial statements), as well as the related servicing and other rights (see Note 7 to the condensed consolidated financial statements) have been pledged as security under these warehouse facilities. All loans securing these facilities have firm sale commitments with GSEs or the FHA. Our warehouse facilities include:

•
A $100 million committed warehouse facility that matures in September 2012 and bears interest at a rate of LIBOR plus 2.50%.  The interest rate on the warehouse facility was 2.74% as of March 31, 2012 and 2.80% as of December 31, 2011.

•
We have a $50 million committed warehouse facility that matures in November 2012 and bears interest at a rate of LIBOR plus a minimum of 2.75% and a maximum of 4.25%. The interest rate on the warehouse facility was 2.99% as of March 31, 2012 and 3.05% as of December 31, 2011.

•
Two uncommitted warehouse repurchase facilities that provide additional resources for warehousing of mortgage loans with Freddie Mac and Fannie Mae.  These facilities are scheduled to mature on November 16, 2012 and bear interest at a rate of LIBOR plus 3.50% with a minimum of 4.50% for all Fannie Mae loans and 4.00% for all Freddie Mac loans.

•
An uncommitted facility with Fannie Mae under its Multifamily As Soon As Pooled (“ASAP”) Facility funding program.  After approval of certain loan documents, Fannie Mae will fund loans after closing and the advances are used to repay our warehouse facilities.  Subsequently, Fannie Mae funds approximately 99% of the loan and Centerline Mortgage Capital Inc. (“CMC”) funds the remaining 1%.  CMC is later reimbursed by Fannie Mae when the assets are sold.  Interest on this facility currently accrues at a rate of LIBOR plus 1.35%, with a minimum rate of 1.70%.  The interest rate on this facility was 1.84% as of March 31, 2012 and 1.70% as of December 31, 2011.

We expect to renew the committed warehouse facilities annually.  Our ability to originate mortgage loans depends upon our ability to secure and maintain these types of short-term financings on acceptable terms.

On April 25, 2012, we signed a $75 million committed warehouse facility that matures in April 2013 and bears interest at a rate of LIBOR plus a minimum of 2.50% and a maximum of 3.50%. The new warehouse facility provides us with additional resources for warehousing of mortgage loans relating to our Mortgage Banking and Affordable Housing Debt segments.

Centerline Financial Credit Facility

In June 2006, Centerline Financial entered into a senior credit agreement.  Under the terms of the agreement, Centerline Financial is permitted to borrow up to $30.0 million until its maturity in June 2036, if needed to meet payment or reimbursement requirements under the yield transactions of Centerline Financial (see Note 21 to the condensed consolidated financial statements).  Borrowings under the agreement will bear interest at our election of either:

•	LIBOR plus 0.40% or;

•	1.40% plus the higher of the prime rate or the federal funds effective rate plus 0.50%.

As of March 31, 2012, no amounts were borrowed under this facility.  Neither Centerline Holding Company nor its subsidiaries are guarantors of this facility.  Due to a wind-down event caused by a capital deficiency under Centerline Financial’s operating agreement, which occurred in 2010, the Centerline Financial senior credit facility continues to be in default as of March 31, 2012.  Amounts under the Centerline Financial senior credit facility are still available to be drawn, and we do not believe this default has a material impact on our financial statements or operations.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Also as a result of the wind-down event, Centerline Financial is restricted from making any member distributions and is restricted from engaging in any new business.

Consolidated Partnerships

As of March 31, 2012 and December 31, 2011, the capital structure of our Consolidated Partnerships comprised debt facilities that are non-recourse to us, including:

•	notes payable by the Tax Credit Fund Partnerships collateralized either by the funds’ limited partners’ equity subscriptions or by the underlying investments of the funds; and

•	mortgages and notes payable on properties.

Further information about our financing obligations is included under Commitments and Contingencies later in this section.

Commitments and Contingencies

Off Balance Sheet Arrangements

The following table reflects our maximum exposure and the carrying amounts recorded to account payable, accrued expenses and other liabilities as of March  31, 2012 for guarantees we and our subsidiaries have entered into and other contingent liabilities:

	Maximum	Carrying
(in thousands)	Exposure	Amount

Tax Credit Fund Partnerships credit intermediation(1)	$1,191,342	$18,837
Mortgage banking loss sharing agreements(2)	882,236	21,715
Credit support to developers(3)	174,754	-
Centerline Financial credit intermediation(4)	33,715	846
Letters of credit	13,772	-
General Partner property indemnifications	1,940	-
Contingent liabilities at the Consolidated Partnerships	11,270	-

	$2,309,029	$41,398

(1)
Through the isolated special purpose entities, these transactions were undertaken to expand the Affordable Housing Equity business by offering agreed-upon rates of return to third-party investors for pools of multifamily properties in certain Tax Credit Fund Partnerships.  The carrying values of $18.8 million disclosed above relate to the deferred fees we earn for the transactions that we recognize over the period until maturity of these credit intermediations.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

(4)
These transactions were undertaken to expand our Credit Risk Products business by offering credit intermediation to third-party customers. To date, we have had minimal exposure to losses and anticipate no material liquidity requirements in satisfaction of any arrangement. The carrying values disclosed above relate to the deferred fees we earn for the transactions that we recognize over the period until maturity of these derivatives.

The maximum exposure amount is not indicative of our expected losses under the guarantees.  For details of these transactions, see Note 21 to the condensed consolidated financial statements.

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

These risks are more fully described in our 2011 Form 10-K.  We caution against placing undue reliance on these forward-looking statements, which reflect our view only as of the date of this report.  We are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions, or circumstances on which any such statement is based.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4.  Controls and Procedures.

a)	Evaluation of Disclosure Controls and Procedures

Our President and Chief Operating Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report.  Based on such evaluation, they have concluded that our disclosure controls and procedures as of the end of the period covered by this quarterly report were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to our management, including the President and Chief Operating Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

b)	Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s condensed consolidated financial statements and therefore no accrual is required as of March 31, 2012.

Item 1A.  Risk Factors.

The following risk factor amends and supersedes the risk factor entitled “We may be unable to raise capital or access financing on favorable terms, or at all, and we may also be unable to repay or refinance our debt obligations,” contained in our Form 10-K for the fiscal year ended December 31, 2011, which was filed on March 29, 2012 (our “2011 Form 10-K”).  Other than the change to the risk factor noted above, there have been no material changes to the risk factors previously disclosed in our 2011 Form 10-K. In addition to the other information discussed in this quarterly report on Form 10-Q, please consider the risk factor set forth below and those set forth in our 2011 Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

We may be unable to raise capital or access financing on favorable terms, or at all, and we may also be unable to repay or refinance our debt obligations, which could result in our seeking protection under the provisions of the U.S. Bankruptcy Code

Our outstanding debt could limit our operational flexibility, limit our ability to raise additional capital, limit our ability to invest in new businesses, limit our ability to take advantage of opportunities to diversify and acquire other companies or otherwise adversely affect our financial condition.  Capital limitations could affect our ability to grow assets under management, a major aspect of our business plan, as we achieve at least part of this growth by initially warehousing investments for new Tax Credit Fund Partnerships, which requires capital.  Furthermore, our ability to raise capital has been negatively impacted by our low Common Share price and the lower level of debt financing available in the marketplace.

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

We were out of compliance with the Consolidated EBITDA to Fixed Charges Ratio covenant of the Credit Agreement with respect to the quarters ended September 30, 2011 and March 31, 2012, and have received waivers with respect to such noncompliance from the lenders under the Credit Agreement.   The current waiver will expire on July 16, 2012, and it is expected that we will not be in compliance with the Consolidated EBITDA to Fixed Charges Ratio covenant in future periods.  While we would pursue any options available to us in order to avoid the consequences of covenant non-compliance (such as obtaining additional waivers for covenant non-compliance, working with our lenders to extend, modify or restructure our debt obligations, dispose of our assets or adjust our business, or otherwise pursue strategic and financial alternatives available to us in order to preserve enterprise value), we can provide no assurance that such efforts would enable us to avoid defaults on or the acceleration of our obligations or if implemented will not involve a substantial restructuring or alteration of our business operations or capital structure. Our ability to obtain any additional waivers or concessions from our lenders will be impacted by the continued satisfaction of our covenants and obligations under the Credit Agreement, including those requiring scheduled amortization payments, such as the payment due June 30, 2012.  In addition, a default under our Credit Agreement would result in a cross default under our mortgage banking warehouse facilities, which could eliminate our ability to originate mortgage loans, a development that would have a material adverse effect on our business, financial condition and results of operations.  If we do not comply with the covenants and obligations in the Credit Agreement or our other loan agreements, our lenders may choose to declare a default and exercise their remedies, including acceleration of the debt obligations, and as a consequence we may determine it advisable to seek protection under the provisions of the U.S. Bankruptcy Code in order to preserve enterprise value.

See the description of our existing facilities under Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – SECTION 3 – Financial Condition.

We rely on debt capital to finance our business.  If the lower level of debt financing available in the marketplace continues, we may be unable to achieve our strategic goals.  Any debt we may be able to arrange may carry a higher rate of interest than our current debt, thereby decreasing our net income and cash flows.  As a result, certain growth initiatives could prove more costly or not economically feasible.  A failure to meet required amortization  payments under, or satisfy covenants imposed by, our debt facilities, renew our existing credit facilities, to increase our capacity under our existing facilities or to add new or replacement debt facilities could have a material adverse effect on our business, financial condition and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Securities purchased by us

The Board of Trustees has authorized a Common Share repurchase plan, enabling us to repurchase, from time to time, up to 3.0 million Common Shares in the open market; however, under the terms of our Term Loan and Revolving Credit Facility, we were restricted from acquiring capital stock while such facilities were outstanding.  The following table presents information related to repurchases of our equity securities during the first quarter of 2012 and other information related to our repurchase program:

			Total number	Maximum
			of shares	number
			purchased as	of shares that
			part of	may yet be
	Total	Weighted	publicly	purchased
	number of	average	announced	under the
	shares	price paid	plans	plans or
Period	purchased	per share	or programs	programs

January 1 – 31, 2012	-	$-	-	-
February 1-29, 2012	-	-	-	-
March 1-31, 2012	-	-	-	-

Total	-	$-	-	303,854

Other information required by this item, as well as information regarding our share repurchase program and share compensation paid to our independent trustees, is included in Note 25 to our 2011 Form 10-K.

During the first quarter of 2012, we did not sell any securities that were not registered under the Securities Act of 1933.

Item 3.	Defaults upon Senior Securities. None.

Item 4.	Mine Safety Disclosures. Not applicable

Item 5.	Other Information. None.

Item 6.	Exhibits.

	31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

	31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	Interactive Data File

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERLINE HOLDING COMPANY
(Registrant)

Date: May 21, 2012	By:	/s/ Robert L. Levy
Robert L. Levy President and Chief Operating Officer (Principal Executive Officer)

Date: May 21, 2012	By:	/s/ Michael P. Larsen
Michael P. Larsen Chief Financial Officer (Principal Financial Officer)

Exhibit 101

INTERACTIVE DATA FILE

The following materials from Centerline Holding Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, formatted in XBRL:  (i) Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011; (iv) Condensed Consolidated Statement of Changes in Equity for the three months ended March 31, 2012; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (vi) Notes to the Condensed Consolidated Financial Statements.