Form 10-Q
period 2012-06-30
CENTERLINE HOLDING CO
filed 2012-08-14
CIK 1043325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

______________

FORM 10-Q

______________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 10, 2012, there were 349.2 million outstanding shares of the registrant’s common shares of beneficial interest.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2012	2011
	(Unaudited)

Assets:
Cash and cash equivalents	$84,079	$95,992
Restricted cash	17,067	16,185
Investments:
Available-for-sale	414,537	394,355
Equity method	13,301	8,794
Mortgage loans held for sale and other	126,042	190,192
Investments in and loans to affiliates, net	2,559	5,641
Intangible assets, net	8,483	8,784
Mortgage servicing rights, net	78,341	72,520
Deferred costs and other assets, net	54,070	75,791
Consolidated partnerships:
Equity method investments	2,833,226	3,079,803
Land, buildings and improvements, net	415,221	460,804
Other assets	253,646	264,437

Total assets	$4,300,572	$4,673,298

Liabilities:
Notes payable and other borrowings	$259,890	$322,849
Secured financing	529,364	618,163
Accounts payable, accrued expenses and other liabilities	169,144	187,230
Preferred shares of subsidiary (subject to mandatory repurchase)	55,000	55,000
Redeemable securities	6,000	-
Consolidated partnerships:
Notes payable	167,451	156,643
Due to tax credit property partnerships	108,212	132,246
Other liabilities	365,778	319,256

Total liabilities	1,660,839	1,791,387

Redeemable securities	-	6,000

Commitments and contingencies

Equity:
Centerline Holding Company beneficial owners’ equity:
Special preferred voting shares; no par value; 11,867 shares issued and outstanding in 2012 and 2011	119	119
Common shares; no par value; 800,000 shares authorized; 356,226 issued and 349,166
outstanding in 2012 and 2011	202,394	209,735
Treasury shares of beneficial interest – common, at cost; 7,060 shares in 2012 and 2011	(65,764)	(65,764)
Accumulated other comprehensive income	96,384	66,661

Centerline Holding Company total	233,133	210,751

Non-controlling interests	2,406,600	2,665,160

Total equity	2,639,733	2,875,911

Total liabilities and equity	$4,300,572	$4,673,298

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Interest income	$10,765	$12,266	$22,901	$20,093
Fee income	9,954	8,629	19,209	16,559
Gain on sale of mortgage loans	10,969	7,748	21,382	13,471
Other	1,269	598	2,339	1,569
Consolidated partnerships
Interest income, net	344	440	(1,013)	685
Rental income	26,845	25,774	55,584	51,697
Other	16	1,000	211	1,090
Total revenues	60,162	56,455	120,613	105,164

Expenses:
General and administrative	26,611	22,314	53,913	45,892
(Recovery of) provision for losses	(241)	(5,872)	5,764	(8,661)
Interest	17,515	16,075	30,185	29,574
Interest – distributions to preferred shareholders of subsidiary	960	960	1,920	1,920
Depreciation and amortization	4,393	3,708	8,252	7,254
Consolidated partnerships
Interest	4,451	4,004	9,523	8,665
Loss on impairment of assets	678	60,349	678	60,349
Other expenses	47,658	72,501	108,070	118,334
Total expenses	102,025	174,039	218,305	263,327

Loss before other (loss) income	(41,863)	(117,584)	(97,692)	(158,163)

Other (loss) income:
Equity and other income, net	58	-	58	-
Gain on settlement of liabilities	-	2,612	-	4,368
Gain from repayment or sale of investments	820	1,324	820	1,324
Other losses from consolidated partnerships	(67,354)	(122,595)	(220,718)	(184,036)

Loss from continuing operations before income tax provision	(108,339)	(236,243)	(317,532)	(336,507)
Income tax (provision) benefit – continuing operations	(87)	13	(147)	(180)

Net loss from continuing operations	(108,426)	(236,230)	(317,679)	(336,687)

Discontinued operations:
Net income from discontinued operations	-	-	-	253

Net loss	(108,426)	(236,230)	(317,679)	(336,434)

Net loss attributable to non-controlling interests	106,484	245,912	310,338	346,878

Net (loss) income attributable to Centerline Holding Company shareholders	$(1,942)	$9,682	$(7,341)	$10,444

Net (loss) income per share
Basic and Diluted
(Loss) income from continuing operations	$(0.01)	$0.03	$(0.02)	$0.03
Income (loss) from discontinued operations	$-	$-	$-	$-	(1)

Weighted average shares outstanding
Basic and Diluted	349,166	349,166	349,166	348,908

(1)	Amount calculates to zero when rounded.

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net Loss	$(108,426)	$(236,230)	$(317,679)	$(336,434)

Other comprehensive income (loss) - unrealized gains (losses), net	21,393	(1,561)	29,737	2,093

Comprehensive loss	(87,033)	(237,791)	(287,942)	(334,341)

Less: Other comprehensive loss attributable to non-controlling interests	106,484	245,919	310,324	346,897

Comprehensive income attributable to Centerline Holding Company shareholders	$19,451	$8,128	$22,382	$12,556

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands)
(Unaudited)

					Accumulated
	Special				Other	Non-
	Preferred				Comprehensive	Controlling
	Voting Shares	Common Shares		Treasury Shares	Income	Interests	Total
		Shares

January 1, 2012	$119	349,166	$209,735	$(65,764)	$66,661	$2,665,160	$2,875,911
Net loss	-	-	(7,341)	-	-	(310,338)	(317,679)
Unrealized gains, net	-	-	-	-	29,723	14	29,737
Contributions from limited partners for LIHTC transactions	-	-	-	-	-	57,638	57,638
Net decrease due to newly consolidated general partnerships	-	-	-	-	-	(986)	(986)
Distributions	-	-	-	-	-	(4,888)	(4,888)
June 30, 2012	$119	349,166	$202,394	$(65,764)	$96,384	$2,406,600	$2,639,733

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(317,679)	$(336,434)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Non-cash loss from consolidated partnerships	313,636	351,421
Gain from repayment or sale of investments	(820)	(1,324)
Gain on settlement of liabilities	-	(4,368)
Lease termination costs	3,318	-
Credit intermediation assumption fees	3,671	2,292
Reserves for bad debts, net of reversals	48,632	5,680
Affordable Housing loss reserve recovery	(21,100)	(16,000)
Stabilization escrow reserve recovery	(23,549)	-
(Recovery of) provision for risk-sharing obligations	(1,537)	238
Depreciation and amortization	8,252	7,254
Share-based compensation expense	-	40
Change in fair value of derivatives	2,950	1,409
Non-cash expense, net	5,822	7,056
Capitalization of mortgage servicing rights	(12,499)	(8,335)
Changes in operating assets and liabilities:
Mortgage loans held for sale	64,121	(18,307)
Fund advances and other receivables	(53,099)	(1,110)
Other assets	(1,324)	(1,281)
Deferred revenues	819	36
Accounts payable, accrued expenses and other liabilities	(4,804)	(2,459)

Net cash flow provided by (used in) operating activities	14,810	(14,192)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale and repayment of available-for-sale securities	100	100
Sale and repayments of mortgage loans held for investment	-	173
Acquisition of equity interests in Tax Credit Property Partnerships	(12,187)	(12,976)
Proceeds from sale of equity interests to Tax Credit Fund Partnerships	7,680	10,017
Deferred investment acquisition cost	(183)	-
Decrease (increase) in restricted cash, escrows and other cash collateral	44,741	(1,273)
Acquisition of furniture, fixtures and leasehold improvements	(570)	(178)
Equity investments and other investing activities	5	(961)

Net cash flow provided by (used in) investing activities	39,586	(5,098)

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2012	2011

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to equity holders	(3,113)	(3,112)
Repayments of term loan	(5,953)	-
Repayment of Centerline Financial Holding Credit Facility	-	(20,000)
(Decrease) increase in mortgage banking warehouse and repurchase facilities	(64,705)	18,232
Increase in revolving credit facility	3,800	3,000
Freddie Mac loan	3,899	-
Redemption of Convertible CRA Shares	-	(161)
Deferred financing and other offering costs	(237)	-

Net cash flow used in financing activities	(66,309)	(2,041)

Net decrease in cash and cash equivalents	(11,913)	(21,331)
Cash and cash equivalents at the beginning of the period	95,992	119,616

Cash and cash equivalents at end of period	$84,079	$98,285

Non-cash investing and financing activities:
Net change in re-securitized mortgage revenue bonds:
Secured financing liability	$88,799	$40,696
Mortgage revenue bonds	$(91,628)	$(45,019)
Decrease in Series B Freddie Mac Certificates	$1,511	$2,433
Decrease in Series A-1 Freddie Mac Certificates	$1,318	$1,890
Exchange of Convertible Special Common Units to Common Shares	$-	$7,102

  See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – Description of Business and Basis of Presentation

A.	Description of Business

Centerline Holding Company (“CHC”), through its subsidiaries, provides real estate financing and asset management services, focused on affordable and conventional multifamily housing.  We offer a range of both debt financing and equity investment products, as well as asset management services to developers, owners, and investors.  We are structured to originate, underwrite, service, manage, refinance or sell assets through all phases of its life cycle.  As a leading sponsor of Low-Income Housing Tax Credit (“LIHTC”) funds, we have raised more than $10 billion in equity across 137 funds.  Today we manage $9.3 billion of investor equity within 116 funds and invested in approximately 1,200 assets located in 45 U.S. states.  Our multifamily lending platform services $11.4 billion in loans and mortgage revenue bonds.  A substantial portion of our business is conducted through our subsidiaries, generally under the designation Centerline Capital Group LLC (“CCG”).  The term “we” (“us”, “our” or “the Company”) as used throughout this document may refer to a subsidiary or the business as a whole, while the term “parent trust” refers only to CHC as a stand-alone entity.

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

Mortgage Banking provides conventional mortgage financing for multifamily housing, manufactured housing and student housing; and

Asset Management provides active management of multifamily real estate assets owned by our Affordable Housing Equity investment funds by managing construction risk during the construction process, managing specially serviced assets, and monitoring our real estate owned portfolio.  For Affordable Housing Debt loans, Asset Management manages construction risk during the construction process and actively manages specially serviced assets.

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

During the six months ended June 30, 2012 we adopted the following new accounting pronouncements:

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

•
On January 1, 2012, we adopted ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  This update amends the existing fair value guidance to improve consistency in the application and disclosure of fair value measurements in GAAP and International Financial Reporting Standards.  ASU 2011-04 provides certain clarifications to the existing guidance, changes certain fair value principles, and enhances disclosure requirements.  While requiring additional disclosures, the adoption of ASU 2011-04 did not have an impact on our financial condition, results of operations or cash flows.

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

During the six months ended June 30, 2012, no new accounting pronouncements were issued that would impact the Company.

NOTE 2 – Fair Value Measurement

A.	General

Certain assets are recorded at fair value every reporting period (i.e., on a recurring basis) in accordance with GAAP.  Other assets are carried at amortized cost (such as mortgage loans held for investment), are initially recorded at fair value and amortized (such as Mortgage Servicing Rights (“MSRs”)) or are carried at the lower of cost or fair value (mortgage loans held for sale); these are tested for impairment periodically and would be adjusted to fair value if impaired (i.e., measured at fair value on a non-recurring basis).

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

A three-level valuation hierarchy has been established under GAAP for disclosure of fair value measurements. The valuation hierarchy is based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

C.	Assets and Liabilities Measured at Fair Value on a Recurring Basis

The assets and liabilities that we measure at fair value on a recurring basis and the valuation methodologies and inputs used by us are as follows:

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

•
estimating the constant default rate (“CDR”) and the prepayment rates of the mortgage revenue bonds in the managed portfolio, estimates which are based on our historical experience and industry studies related to properties comparable to those underlying the bonds;

•	estimating the loss severity, upon default, associated with the mortgage revenue bonds collateral;

•	estimating the extent to which other parties involved in our planned restructuring of the bonds underlying the certificates will participate and the timing of that restructuring; and

•	applying an appropriate discount rate, which we consider in comparison to comparable residual interests, along with consideration of the tax-exempt nature of the associated income.

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

The following tables present the assets and liabilities measured at fair value as of June 30, 2012 and December 31, 2011, and indicate the fair value hierarchy of the valuation techniques we utilize to determine fair value:

				Balance
				as of
				June 30,
(in thousands)	Level 1	Level 2	Level 3	2012

Assets
Available-for-sale investments:
Freddie Mac Certificates:
Series A-1	$-	$-	$135,291	$135,291
Series B	-	-	63,852	63,852
Mortgage revenue bonds	-	-	215,394	215,394
Total available-for-sale investments	$-	$-	$414,537	$414,537

Interest rate derivatives(1)	$-	$1,683	$-	$1,683

Liabilities
Interest rate derivatives(2)	$-	$31,881	$-	$31,881

(1)	Included in “Deferred costs and other assets, net” on the Condensed Consolidated Balance Sheets.
(2)	Included in “Accounts payable, accrued expenses and other liabilities” on the Condensed Consolidated Balance Sheets.

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

For key fair value assumptions used in measuring Level 3 assets and for the sensitivity of the fair value to changes in these assumptions (see Note 3).

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables include a rollforward of assets measured at fair value on a recurring basis and for which we utilized Level 3 inputs to determine fair value:

	Three Months Ended June 30, 2012

	Series A-1	Series B		Mortgage
	Freddie Mac	Freddie Mac		Revenue
(in thousands)	Certificates	Certificates		Bonds		Total

Balance at April 1, 2012	$133,897	$62,388		$203,121		$399,406
Total realized and unrealized gains or (losses):
Realized gain recognized in earnings	-	795	(1)	-		795
Unrealized gain (loss) recorded in other
comprehensive income (loss)	80	(335)		21,647		21,392
Amortization or accretion	(4)	(507)		43		(468)
Purchases, sales, issuances, settlements and other
adjustments(2)	1,318	1,511		(9,417)	(3)	(6,588)
Net transfers in and/or out of Level 3	-	-		-		-
Balance at June 30, 2012	$135,291	$63,852		$215,394		$414,537

Amount of total gains for the period included in
earnings attributable to the change in unrealized
gains or losses relating to assets still held at
June 30, 2012	$-	$795		$-		$795

	Six Months Ended June 30, 2012

	Series A-1	Series B		Mortgage
	Freddie Mac	Freddie Mac		Revenue
(in thousands)	Certificates	Certificates		Bonds		Total

Balance at January 1, 2012	$134,360	$64,857		$195,138		$394,355
Total realized and unrealized gains or (losses):
Realized gain recognized in earnings	-	795	(1)	-		795
Unrealized (loss) gain recorded in other
comprehensive income (loss)	(380)	(779)		30,881		29,722
Amortization or accretion	(7)	(2,532)		86		(2,453)
Purchases, sales, issuances, settlements and other
adjustments(2)	1,318	1,511		(10,711)	(3)	(7,882)
Net transfers in and/or out of Level 3	-	-		-		-
Balance at June 30, 2012	$135,291	$63,852		$215,394		$414,537

Amount of total gains for the period included in
earnings attributable to the change in unrealized
gains or losses relating to assets still held at
June 30, 2012	$-	$795		$-		$795

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30, 2011

	Series A-1	Series B		Mortgage
	Freddie Mac	Freddie Mac		Revenue
(in thousands)	Certificates	Certificates		Bonds		Total

Balance at April 1, 2011	$129,225	$63,179		$255,714		$448,118
Total realized and unrealized gains or (losses):
Realized gain recognized in earnings	-	1,036	(1)	-		1,036
Unrealized gain (loss) recorded in other
comprehensive income (loss)	2,501	(714)		(6,845)		(5,058)
Amortization or accretion	(3)	(2,148)		46		(2,105)
Purchases, sales, issuances, settlements and other
adjustments(2)	750	1,884		12,060	(4)	14,694
Net transfers in and/or out of Level 3	-	-		-		-
Balance at June 30, 2011	$132,473	$63,237		$260,975		$456,685

Amount of total gains for the period included in
earnings attributable to the change in unrealized
gains or losses relating to assets still held at
June 30, 2011	$-	$1,036		$-		$1,036

	Six Months Ended June 30, 2011

	Series A-1	Series B		Mortgage
	Freddie Mac	Freddie Mac		Revenue
(in thousands)	Certificates	Certificates		Bonds		Total

Balance at January 1, 2011	$129,406	$63,215		$292,659		$485,280
Total realized and unrealized gains or (losses):
Realized gain recognized in earnings	-	1,036	(1)	-		1,036
Unrealized gain (loss) recorded in other
comprehensive income (loss)	641	3,698		(5,732)		(1,393)
Amortization or accretion	(7)	(6,602)		95		(6,514)
Purchases, sales, issuances, settlements and other
adjustments(2)	2,433	1,890		(26,047)	(5)	(21,724)
Net transfers in and/or out of Level 3	-	-		-		-
Balance at June 30, 2011	$132,473	$63,237		$260,975		$456,685

Amount of total gains for the period included in
earnings attributable to the change in unrealized
gains or losses relating to assets still held at
June 30, 2011	$-	$1,036		$-		$1,036

(1)	Includes amounts recorded in “Gain from repayment or sale of investments” in the Condensed Consolidated Statements of Operations.
(2)	No purchases, sales, issuances or settlements occurred during the reporting period.
(3)	Reflects de-recognition of mortgage revenue bonds as a result of repayments as well as of principal paydown due to the June 2012 bond restructuring (see Note 21).
(4)	Reflects re-recognition of mortgage revenue bonds in the 2007 re-securitization as assets, net of bonds that were sold during the period and other adjustments.
(5)
Reflects de-recognition of mortgage revenue bonds and elimination in consolidation of three mortgage revenue bonds as a result of the consolidation of the underlying properties upon obtaining control of the related Tax Credit Property Partnerships, net of re-recognition of mortgage revenue bonds in the 2007 re-securitization as assets (see Note 3).

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Freddie Mac loan	Fair value is estimated by utilizing the present value of the expected cash flows discounted at a rate for comparable obligations.

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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents information about our more significant assets and liabilities that are not carried at fair value:

		June 30, 2012		December 31, 2011
	Fair Value
	Hierarchy	Carrying		Carrying
(in thousands)	Level	Value	Fair Value	Value	Fair Value

Mortgage loans held for investment	3	$1,303	$1,303	$1,335	$1,335
Mortgage loans held for sale	2	124,734	129,596	188,855	196,669
MSRs	3	78,341	85,564	72,520	78,814
Freddie Mac loan	3	3,899	3,712	-	-
Secured financing	3	529,364	490,442	618,163	474,968
Preferred shares of subsidiary (subject to mandatory repurchase)	3	55,000	61,098	55,000	61,981
Redeemable securities	3	6,000	1,425	-	-

Consolidated Partnerships:
Fixed-rate notes payable	3	167,451	99,958	156,643	99,527

NOTE 3 – Available-for-Sale Investments

Available-for-sale investments consisted of:

	June 30,	December 31,
(in thousands)	2012	2011

Freddie Mac Certificates:
Series A-1	$135,291	$134,360
Series B	63,852	64,857
Mortgage revenue bonds	215,394	195,138

Total	$414,537	$394,355

A.	Freddie Mac Certificates

We retained Series A-1 and Series B Freddie Mac Certificates in connection with the December 2007 re-securitization of the mortgage revenue bond portfolio with Freddie Mac.  The Series A-1 Freddie Mac Certificates are fixed rate securities, whereas the Series B Freddie Mac Certificates are residual interests of the re-securitization trust.

Series A-1

Information with respect to the Series A-1 Freddie Mac Certificates is as follows:

	June 30,	December 31,
(in thousands)	2012	2011

Amortized cost	$177,572	$177,579
Gross unrealized gains	20,557	21,344
Fair value	198,129	198,923
Less: eliminations(1)	(62,838)	(64,563)

Consolidated fair value	$135,291	$134,360

(1)
A portion of the Series A-1 Freddie Mac Certificates relate to re-securitized mortgage revenue bonds that are not reflected as sold for GAAP purposes.  Accordingly, that portion is eliminated in consolidation.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the six months ended June 30, 2012 and 2011, we received $5.4 million in cash interest from the Series A-1 Freddie Mac Certificates ($2.7 million in the second quarter of 2012 and 2011).

In measuring the fair value of the Series A-1 Freddie Mac Certificates, we used an average discount rate of 2.80% as of June 30, 2012 and 3.04% as of December 31, 2011.

The fair value and the sensitivity of the fair value to immediate adverse changes in those assumptions are as follows:

June 30,
(in thousands)	2012

Fair value of Freddie Mac A-1 Certificates	$135,291

Discount rate:
Fair value after impact of 200 bps adverse change	125,659
Fair value after impact of 400 bps adverse change	117,704

These sensitivities are hypothetical changes in fair value and cannot be extrapolated because the relationship of the changes in assumption to the changes in fair value may not be linear.  Accordingly, no assurance can be given that actual results would be consistent with the results of these estimates.

Series B

Information with respect to the Series B Freddie Mac Certificates is as follows:

	June 30,	December 31,
(in thousands)	2012	2011

Amortized cost basis	$24,393	$30,915
Gross unrealized gains	49,991	35,573
Subtotal/fair value(1)	74,384	66,488
Less: eliminations(2)	(10,532)	(1,631)

Consolidated fair value	$63,852	$64,857

(1)	The fair value of the Series B Freddie Mac Certificates increased primarily due to the increase in the June 30, 2012 projected cash flows as a result of the June 2012 bond restructuring (see Note 21).
(2)	A portion of the Series B Freddie Mac Certificates relates to re-securitized mortgage revenue bonds that were not reflected as sold. Accordingly, that portion is eliminated in consolidation.

During the six months ended June 30, 2012 and 2011, we received $16.1 million and $13.3 million in cash, respectively, as interest from the Series B Freddie Mac Certificates ($6.4 million and $6.8 million in the second quarter of 2012 and 2011, respectively).

Delinquent collateral loans underlying the certificates had an unpaid principal balance of $109.5 million and $120.2 million at June 30, 2012 and December 31, 2011, respectively; projected remaining losses are estimated at 3.41% or $83.5 million of the underlying securitization.  During the six months ended June 30, 2012, there were no actual losses in the underlying securitization.  No impairments were recorded for the six months ended June 30, 2012 and 2011.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Key unobservable inputs in measuring the Series B Freddie Mac Certificates are provided in the table below:

	June 30,		December 31,
	2012		2011

Weighted average discount rate	26.0%		26.0%
Constant prepayment rate	90.0%		90.0%
Weighted average life	7.9	years	8.3	years
Constant default rate	2.0%		2.0%
Default severity rate	21.0%		21.0%

The weighted average life of the assets in the pool that can be prepaid was 7.7 years as of June 30, 2012 and 8.1 years as of December 31, 2011.

The fair value and the sensitivity of the fair value to immediate adverse changes in those assumptions are as follows:

June 30,
(in thousands)	2012

Fair value of Freddie Mac B Certificates	$63,852

Constant prepayment rate:
Fair value after impact of 500 bps adverse change	63,608
Fair value after impact of 1,000 bps adverse change	62,804

Discount rate:
Fair value after impact of 500 bps adverse change	55,318
Fair value after impact of 1,000 bps adverse change	48,737

Constant default rate:
Fair value after impact of 100 bps adverse change	57,932
Fair value after impact of 200 bps adverse change	52,267

Default severity rate:
Fair value after impact of 500 bps adverse change	62,361
Fair value after impact of 1,000 bps adverse change	60,871

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

B. Mortgage Revenue Bonds

The following table summarizes our mortgage revenue bond portfolio:

	June 30,	December 31,
(in thousands)	2012	2011

Securitized:
Included in December 2007 re-securitization transaction
and accounted for as financed	$211,883	$191,564
Not securitized	3,511	3,574

Total at fair value	$215,394	$195,138

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our mortgage revenue bond portfolio decreased from 43 bonds as of December 31, 2011 to 41 bonds as of June 30, 2012.  The increase in the value of our mortgage revenue bond portfolio is primarily attributable to the increase of $30.9 million due to an increase in observed capitalization rates in certain states pertaining to improved market conditions as well as improvements in performance in certain underlying properties, offset by the repayment of two mortgage revenue bonds in the amount of $1.6 million and principal paydowns of $9.1 million ($8.1 million of which was a result of the June 2012 bond restructuring, see Note 21).

The amortized cost basis of our portfolio of mortgage revenue bonds and the related unrealized gains and losses are as follows:

	June 30,	December 31,
(in thousands)	2012	2011

Amortized cost basis	$208,844	$219,469
Gross unrealized gains	29,712	18,960
Gross unrealized losses	(23,162)	(43,291)

Fair value	$215,394	$195,138

Key fair value assumptions used in measuring the mortgage revenue bonds are provided in the table below:

	June 30,	December 31,
	2012	2011

Capitalization rate range (Non-performing Assets)	6.50-9.15%	6.95-9.15%

Discount Rate (Performing Assets)	6.5%	6.5%

The fair value and the sensitivity of the fair value to the immediate adverse changes in those assumptions are as follows:

June 30,
(in thousands)	2012

Fair value of Mortgage revenue bonds	$215,394

Capitalization rate (Non-performing Assets):
Fair value after impact of 100 bps adverse change	211,483
Fair value after impact of 200 bps adverse change	195,245

Discount rate (Performing Assets):
Fair value after impact of 100 bps adverse change	211,792
Fair value after impact of 200 bps adverse change	208,445

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

For mortgage revenue bonds in an unrealized loss position as of the dates presented, the fair value and gross unrealized losses, aggregated by length of time that individual bonds have been in a continuous unrealized loss position, is summarized in the table below:

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Less than	12 Months
(dollars in thousands)	12 Months	or More	Total

June 30, 2012

Number	3	17	20
Fair value	$25,812	$61,541	$87,353
Gross unrealized losses	$1,253	$21,909	$23,162

December 31, 2011

Number	11	14	25
Fair value	$43,098	$42,021	$85,119
Gross unrealized losses	$14,622	$28,669	$43,291
We have evaluated the nature of the unrealized losses above and have concluded that they are temporary as de-recognition of these bonds, should it occur, would not result in a loss.

NOTE 4 – Assets Pledged as Collateral

In connection with our Term Loan and Revolving Credit Agreement (as subsequently amended, the “Credit Agreement”) (Note 10), the stock of substantially all of our subsidiaries is pledged as collateral.  In addition, substantially all of our other assets are pledged as collateral to our Credit Agreement subject to the liens detailed below.  The following table details assets we have specifically pledged as collateral for various debt facilities or other contractual arrangements that provide first liens ahead of the Credit Agreement:

		Carrying
		Amount of
		Collateral at
		June 30,
		2012
Collateral	Balance Sheet Classification	(in thousands)	Associated Debt Facility/Liability

Cash at Centerline Mortgage Capital Inc. (“CMC”)	Restricted cash	$12,937	Mortgage loan loss sharing agreements (Note 21)

Cash at Centerline Financial LLC	Cash and cash equivalents	$66,209	Affordable Housing Yield transactions (Note 21)
("CFin" or "Centerline Financial")			and Centerline Financial undrawn credit facility

Series A-1 Freddie Mac certificates at Centerline	Investments – available-for-sale – Freddie Mac certificates (Note 3)	$115,731	Preferred shares of subsidiary (2)
Equity Issuer Trust ("Equity Issuer")

Series A-1 Freddie Mac Certificates at Centerline	Investments – available-for-sale – Freddie Mac certificates (Note 3)	$19,560	Affordable Housing Yield transactions (Note 21)
Guaranteed Holdings LLC ("Guaranteed Holdings")

Series B Freddie Mac certificates	Investments – available-for-sale – Freddie Mac certificates(Note 3)	$63,852	Freddie Mac loan (Note 10)

Mortgage loans at CMC and Centerline Mortgage Partners	Other investments – mortgage loans held for sale (Note 6)	$124,734	Mortgage Banking warehouse facilities
Inc. (“CMP”)

Collateral posted with counterparties at Guaranteed	Deferred costs and other assets, net (Note 8)	$22,440	Affordable Housing Yield transactions (Note 21)
Holdings

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In accordance with the requirements of its operating agreement, Centerline Financial has a cash balance of $66.2 million as of June 30, 2012 in order to maintain its minimum capital requirements.  In addition, in accordance with the requirements of the Centerline Financial operating agreement, one of our subsidiaries pledged two taxable bonds with an aggregate notional amount of $3.2 million and the associated cash received on these bonds to Centerline Financial in order to maintain its minimum capital requirements.  As these assets are pledged between two of our subsidiaries they were excluded from the table above.

NOTE 5 – Equity Method Investments

The table below provides the components of equity method investments as of:

	June 30,	December 31,
(in thousands)	2012	2011

Equity interests in Tax Credit Property Partnerships	$13,301	$8,794

We acquire interests in entities that own tax credit properties.  We hold these investments on a short-term basis for inclusion in future investment fund offerings and expect to sell these investments at cost into Tax Credit Fund Partnerships.  During the six months ended June 30, 2012, we acquired interests in five entities that own tax credit properties in the total amount of $12.2 million and sold four properties, at cost, into LIHTC investment funds in the total amount of $7.7 million.

NOTE 6 – Mortgage Loans Held for Sale and Other

The table below provides the components of other investments as of:

	June 30,	December 31,
(in thousands)	2012	2011

Mortgage loans held for sale	$124,734	$188,855
Mortgage loans held for investment	1,303	1,335
Stabilization escrow	5	2

Total	$126,042	$190,192

A.	Mortgage Loans Held for Sale

Mortgage loans held for sale include originated loans pre-sold to Government Sponsored Enterprises (“GSEs”), such as Federal National Mortgage Association (“Fannie Mae”) and Freddie Mac or to the Government National Mortgage Association (“Ginnie Mae”) under contractual sale obligations that normally settle within 30 days of origination.  In many cases, the loans sold to GSEs are used as collateral for mortgage-backed securities issued and guaranteed by GSEs and traded in the open market.  Mortgage loans held for sale can differ widely from period to period depending on the timing and size of originated mortgages and variances in holding periods prior to sale.  Loans closed and funded during the six months ended June 30, 2012 were $670.8 million.  Loans sold and settled during the six months ended June 30, 2012 were $735.2 million.

B.	Mortgage Loans Held for Investment

Mortgage loans held for investment are made up primarily of promissory notes that we hold net of any reserve for uncollectibility.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

C.	Stabilization Escrow

In connection with management’s strategy to manage the risks arising from the operations of certain Tax Credit Property Partnerships (see Affordable Housing Transactions in Note 21), we expect the stabilization escrow’s cash balance of $16.1 million to be used to restructure the debt of those Tax Credit Property Partnerships.  Accordingly, it was fully reserved.  In June 2012, CHC, Merrill Lynch and Freddie Mac executed the restructuring of 21 mortgage revenue bonds collateralized with 17 underlying properties (the “Merrill Restructuring”).  In connection with the Merrill Restructuring, $23.5 million of stabilization escrow was released and contributed to Guaranteed Holdings and then advanced to the Tax Credit Fund Partnerships to allow them to make supplemental loans to the Tax Credit Property Partnerships to buy down bonds in order to achieve stabilization (see Note 21).

NOTE 7 – Mortgage Servicing Rights, Net

The components of the change in MSRs and related reserves were as follows:

(in thousands)

Balance at January 1, 2011	$65,614
MSRs capitalized	8,335
Amortization	(5,456)
Balance at June 30, 2011	$68,493

Balance at January 1, 2012	$72,520
MSRs capitalized	12,499
Amortization	(6,678)
Balance at June 30, 2012	$78,341

While the balances above reflect our policy to record MSRs initially at fair value and amortize those amounts, presented below is information regarding the fair value of the MSRs.  The fair value and significant assumptions used in estimating it are as follows:

	June 30,	December 31,
	2012	2011

Fair value of MSRs	$85,564	$78,814
Weighted average discount rate	17.66%	17.64%
Weighted average pre-pay speed	9.49%	9.50%
Weighted average lockout period (years)	4.2	4.1
Weighted average default rate	1.12%	0.72%
Cost to service loans	$2,477	$2,284
Acquisition cost (per loan)	$1,488	$1,484

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below illustrates hypothetical fair values of MSRs, caused by assumed immediate changes to key assumptions that are used to determine fair value.

June 30,
(in thousands)	2012

Fair value of MSRs	$85,564

Prepayment speed:
Fair value after impact of 10% adverse change	84,931
Fair value after impact of 20% adverse change	84,321

Discount rate:
Fair value after impact of 10% adverse change	81,418
Fair value after impact of 20% adverse change	77,657

Default rate:
Fair value after impact of 10% adverse change	85,455
Fair value after impact of 20% adverse change	85,344

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

Servicing fees we earned as well as those received with respect to the December 2007 re-securitization transaction (all of which are included in “Fee Income” in our Condensed Consolidated Statements of Operations) were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011

Total servicing fees	$6,647	$6,096	$12,994	$11,976
Servicing fees from securitized assets
(included in Total servicing fees)	$516	$527	$1,040	$1,067

NOTE 8 – Deferred Costs and Other Assets, Net

The table below provides the components of deferred costs and other assets, net as of the dates presented:

	June 30,	December 31,
(in thousands)	2012	2011

Deferred financing and other costs(1)	$11,070	$11,854
Less: Accumulated amortization	(4,549)	(4,041)

Net deferred costs	6,521	7,813

Collateral posted with counterparties	22,481	44,763
Interest and fees receivable, net	5,974	6,102
Other receivables	6,811	6,443
Furniture, fixtures and leasehold improvements, net	4,044	3,926
Other	8,239	6,744

Total	$54,070	$75,791

(1)	Excludes items included in deferred financing and other costs that have been fully amortized.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Collateral Posted with Counterparties

Collateral in the amount of $22.1 million was utilized in June 2012 for the Merrill Restructuring (see further discussion in Note 21 under Loss Reserve Relating to Yield Transactions).  The remaining decrease is related to advances that were made to property partnerships that had operating deficits.

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

Financial information presented for June 30, 2012 for certain of the Tax Credit Fund Partnerships and Tax Credit Property Partnerships is as of March 31, 2012 and for the three and six months ended March 31, 2012 and 2011, the most recent date for which information is available. Similarly, the financial information presented for December 31, 2011 for those partnerships is as of September 30, 2011.

Assets, liabilities and equity of Consolidated Partnerships consist of the following:

	June 30,	December 31,
(in thousands)	2012	2011

Assets:
Equity interests in Tax Credit Property Partnerships	$2,833,226	$3,079,803
Land, buildings and improvements, net	415,221	460,804
Other assets	253,646	264,437

Total assets	$3,502,093	$3,805,044

Liabilities:
Notes payable	$167,451	$156,643
Due to Tax Credit Property Partnerships	108,212	132,246
Other liabilities	365,778	319,256
Total liabilities	$641,441	$608,145

Net eliminations(1)	491,650	557,444

Equity:
Non-controlling interests	2,374,858	2,633,604
Centerline Holding Company	(5,856)	5,851
Total equity	2,369,002	2,639,455

Total liabilities and equity	$3,502,093	$3,805,044

Reflects the impact on assets and liabilities for transactions eliminated between the Company and Consolidated Partnerships.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidated Partnerships for the six months ended June 30, 2012, experienced a decrease in Tax Credit Property Partnerships of sixteen properties due to sale or foreclosure.  We also liquidated a  public Tax Credit Fund Partnership during the first six months of 2012.

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

The reduction for the current period is due primarily to the equity losses of $253.1 million (primarily resulting from non-cash depreciation expense and impairments) recognized in the current period, the sale of Tax Credit Property Partnerships of $3.2 million, and cash distributions of $4.8 million to the limited partners, partially offset by an increase in investment in new Tax Credit Property Partnerships of $16.8 million.

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

The decrease for the current period is primarily due to receivable reserve of $9.7 million between the Tax Credit Property Partnerships and the Tax Credit Fund Partnerships as a result of an increase in impairments recognized on equity investments and receivables due from the Tax Credit Property Partnerships, $25.0 million related to properties that were sold or foreclosed upon, current period depreciation of $11.9 million and net fixed asset additions of $1.0 million for certain properties during 2012.

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

The increase is primarily due to four properties whose mortgage revenue bonds and other liabilities of $28.1 million are no longer eliminated in consolidation as a result of the bonds being de-recognized after being removed from special servicing borrowings by Tax Credit Property Partnerships of $5.4 million offset by the sale of properties with mortgage balances of $19.3 million and repayments of mortgages of $1.7 million.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Liabilities

The increase in other liabilities is primarily due to fees accrued for the current period offset by an increase in the elimination of other liabilities between Tax Credit Fund Partnerships and the Company.  The increase is also due to amounts owed by minority interest related to reserves on outstanding receivable balances.

Due to Tax Credit Property Partnerships

The partnership agreements of the Tax Credit Property Partnerships stipulate the amount of capital to be funded and the timing of payments of that capital.  “Due to Tax Credit Property Partnerships” represents the unfunded portion of those capital commitments.  The decrease for the current period pertains to funding of capital commitments of $24.9 million to the Tax Credit Property Partnerships offset by property acquisitions by the Tax Credit Fund Partnerships increasing commitments by $0.9 million.

Revenues and expenses of Consolidated Partnerships consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011

Interest income, net	$344	$440	$(1,013)	$685
Rental income	26,845	25,774	55,584	51,697
Other revenues	16	1,000	211	1,090

Total revenues	$27,205	$27,214	$54,782	$53,472

Interest expense	$4,451	$4,004	$9,523	$8,665
Loss on impairment of assets	678	60,349	678	60,349
Other expenses:
Asset management fees	9,275	10,445	18,832	20,823
Property operating expenses	10,100	10,583	20,753	20,286
General and administrative expenses	12,267	9,645	22,892	18,632
Depreciation and amortization	14,987	16,165	29,820	28,529
Other	1,029	25,663	15,773	30,064
Total other expenses	47,658	72,501	108,070	118,334

Total expenses	$52,787	$136,854	$118,271	$187,348

Other losses from consolidated partnerships, net	$(67,354)	$(122,595)	$(220,718)	$(184,036)

Net loss	(92,936)	(232,235)	(284,207)	(317,912)

Net eliminations(1)	(15,276)	(16,410)	(29,433)	(33,515)

Net loss attributable to non-controlling interests	(108,209)	(248,641)	(313,636)	(351,421)

Net loss attributable to Centerline Holding Company shareholders	$(3)	$(4)	$(4)	$(6)

(1)	Reflects the transactions eliminated between the Company and Consolidated Partnerships.

Interest income, net reflects accrued interest recorded on the loans issued to Tax Credit Property Partnerships relating to property advances offset by interest income reversals of $3.1 million and $1.4 million during the six months ended June 30, 2012 and 2011, respectively.  The interest income reversals relate to previously accrued interest which has been deemed to be uncollectible.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The decrease in other expenses primarily relates to a decrease of $21.6 million and $14.2 million in the provision for bad debt and a decrease of $59.7 million in impairments on land, buildings and improvements of Tax Credit Property Partnerships for the three and six months ended June 30, 2012.

Other losses principally represent the equity losses that Tax Credit Fund Partnerships recognize in connection with their equity investments in non-consolidated Tax Credit Property Partnerships.  The decrease in losses during the three months ended June 30, 2012 primarily resulted from a decrease of $57.1 million related to impairments recognized on Tax Credit Property Partnership equity investments and a reduction of $11.8 million in equity losses of Tax Credit Fund Partnerships whose equity investment balances in certain Tax Credit Property Partnerships have reached a zero balance.  Therefore no additional losses have been recorded.  This was offset by an increase of $12.5 million in expenses recognized by certain Tax Credit Property Partnerships pertaining to the change in value of their interest rate derivatives and an increase of approximately $0.8 million of losses due to properties being sold or foreclosed during the second quarter of 2012.  The increase in losses during the six months ended June 30, 2012 primarily resulted from an increase of $59.8 million related to impairments recognized on Tax Credit Property Partnership equity investments, an increase of $19.5 million in expenses recognized by certain Tax Credit Property Partnerships pertaining to the change in value of their interest rate derivatives and an increase of approximately $5.1 million of losses due to properties being sold or foreclosed during 2012, offset by a decrease of $32.3 million in recognized gains, net of losses on the sale of property investments during 2012 and a reduction of $22.8 million in equity losses of Tax Credit Fund Partnerships whose equity investment balances in certain Tax Credit Property Partnerships have reached a zero balance.

NOTE 10 – Notes Payable and Other Borrowings

The table below provides the components of notes payable and other borrowings as of the dates presented:

	Interest Rate
	at June 30,	June 30,	December 31,
(in thousands)	2012	2012	2011

Term loan	3.24%	$119,061	$125,014
Revolving credit facility	3.24	15,900	12,100
Mortgage Banking warehouse facilities	2.78	81,428	105,615
Mortgage Banking repurchase facilities	-	-	8,450
Multifamily ASAP facility	1.80	39,602	71,670
Freddie Mac loan	-	3,899	-

Total		$259,890	$322,849

A.	Term Loan and Revolving Credit Facility

Our Term Loan under the Credit Agreement matures in March 2017 and has an interest rate of 3.00% over either the prime rate or LIBOR at our election (which currently is LIBOR).  We must repay $2.98 million in principal per quarter until maturity, at which time the remaining principal is due.

The Revolving Credit Facility under the Credit Agreement has a total capacity of $37.0 million.  The Revolving Credit Facility matures in March 2015 and bears interest at 3.00% over either the prime rate or LIBOR at our election (which currently is LIBOR).  Currently, the Revolving Credit Facility may only be used for LIHTC property investments. As of June 30, 2012, $15.9 million was drawn and $13.8 million in letters of credit were issued under the Revolving Credit Facility.  Once terminated, $12.0 million out of the amount of the Revolving Credit Facility associated with these letters of credit cannot be redrawn.  At June 30, 2012, the undrawn balance of the Revolving Credit Facility was $7.3 million.

The Credit Agreement has the following customary financial covenants:

•	minimum ratio of consolidated EBITDA to fixed charges, which became effective for us as of June 30, 2011; and

•	maximum ratio of funded debt to consolidated EBITDA, which became effective for us as of June 30, 2012.

The Credit Agreement contains restrictions on distributions.  Under the Credit Agreement, we generally are not permitted to make any distributions or redeem or purchase any of our shares, including Series A Convertible Reinvestment Act Preferred Shares (“Convertible CRA Shares”), except in certain circumstances, such as distributions to the holders of preferred shares of Equity Issuer, a subsidiary of the Company, if and to the extent that such distributions are made solely out of funds received from Freddie Mac as contemplated by a specified transaction (“EIT Preferred Share Distributions”).

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In 2011 we entered into a waiver to the Credit Agreement (the “Waiver”) and two subsequent amendments to the Waiver, which among other things, added covenants to the Credit Agreement that restrict (x) the use of proceeds drawn from our Revolving Credit Facility solely to LIHTC investments, (y) contracts and transactions with Island Centerline Manager LLC, an entity owned and operated by a subsidiary of Island Capital (collectively, “Island”), The Related Companies LP (“TRCLP”), and C-III Capital Partners, LLC (“C-III”) and their affiliates, subject to certain carve-outs, and (z) other specified material and non-ordinary course contracts and transactions, including property management contracts with Island, TRCLP and C-III and their affiliates.

On February 28, 2012, we entered into a third amendment to the Waiver, which among other things:

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

On May 18, 2012, we entered into a fourth amendment to the Waiver, which among other things:

•
granted a waiver through July 16, 2012 of our noncompliance with the Consolidated EBITDA to Fixed Charges Ratio covenant contained in our Credit Agreement with respect to the fiscal quarter ended September 30, 2011 which was necessitated by our failure to deliver certain 2012 projections that demonstrate compliance with the financial covenant set forth in the prior waiver;

•
granted a waiver through July 16, 2012 of our noncompliance with the Consolidated EBITDA to Fixed Charges Ratio covenant contained in our Credit Agreement with respect to the fiscal quarter ended March 31, 2012; and

•	waived the requirement that we provide the lenders under our Credit Agreement with certain 2012 projections that demonstrate compliance with the financial covenant.

B.	Mortgage Banking Warehouse Facilities

We have six warehouse facilities that we use to fund our loan originations. Mortgages financed by these facilities (see Note 6), as well as the related servicing and other rights (see Note 7) have been pledged as security under these warehouse facilities.  All loans securing these facilities have firm sale commitments with GSEs or the Federal Housing Administration (“FHA”).  Our warehouse facilities are as follows:

•
We have a $100 million committed warehouse facility that matures in September 2012 and bears interest at a rate of LIBOR plus 2.50%.  The interest rate on the warehouse facility was 2.75% as of June 30, 2012 and 2.80% as of December 31, 2011.

•
We have a $50 million committed warehouse facility that matures in November 2012 and bears interest at a rate of LIBOR plus a minimum of 2.75% and a maximum of 4.25%. The interest rate on the warehouse facility was 2.99% as of June 30, 2012 and 3.05% as of December 31, 2011.

•
We have a $75 million committed warehouse facility that matures in April 2013 and bears interest at a rate of LIBOR plus a minimum of 2.50% and a maximum of 3.50%. The interest rate on the warehouse facility was 2.75% as of June 30, 2012.

•
We have an uncommitted warehouse repurchase facility that provides us with additional resources for warehousing of mortgage loans with Fannie Mae.  This agreement is scheduled to mature on November 16, 2012 and bears interest at a rate of LIBOR plus 3.50% with a minimum of 4.50%.  We also have an uncommitted warehouse repurchase facility with Freddie Mac, which is scheduled to mature on November 16, 2012 and bears interest at a rate of LIBOR plus 3.50% with a minimum of 4.00%.  However, effective June 30, 2012 our lender under this facility no longer operates master purchase and sale agreements to fund Freddie Mac loans with any new or existing counterparties.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
We have an uncommitted facility with Fannie Mae under its Multifamily As Soon As Pooled (“ASAP”) Facility funding program.  This facility has no maturity date.  After approval of certain loan documents, Fannie Mae will fund loans after closing and the advances are used to repay our warehouse facilities.  Subsequently, Fannie Mae funds approximately 99% of the loan and CMC funds the remaining 1%.  CMC is later reimbursed by Fannie Mae when the assets are sold.  Effective June 2012, interest on this facility accrues at a rate of LIBOR plus 1.45% with a minimum rate of 1.80%.  The interest rate on this facility was 1.80% as of June 30, 2012 and 1.70% as of December 31, 2011.

Unless otherwise stated, we expect, following our business needs, to renew our warehouse facilities annually, although any such renewal will be at the discretion of our warehouse lenders and subject to our compliance with the applicable covenants.

C.	Freddie Mac Loan

In connection with the Merrill Restructuring (see Note 21) Freddie Mac provided CHC with a loan that shall be repaid in 18 equal monthly installments beginning on July 15, 2012. Proceeds of this loan were used to repay principal on bonds included in the 2007 re-securitization to allow those bonds to stabilize.  The loan is non-interest bearing to the extent there are no defaults on installment payments.  Repayment of the loan is secured only by the Series B Freddie Mac Certificates.

D.	Centerline Financial Credit Facility

In June 2006, Centerline Financial entered into a senior credit agreement.  Under the terms of the agreement, Centerline Financial is permitted to borrow up to $30.0 million until its maturity in June 2036, if needed to meet payment or reimbursement requirements under the yield transactions of Centerline Financial (see Note 21).  Borrowings under the agreement will bear interest at our election of either:

•	LIBOR plus 0.65% or;

•	1.40% plus the higher of the prime rate or the federal funds effective rate plus 0.75%.

As of June 30, 2012, no amounts were borrowed under this facility and as a result we did not make an interest rate election.  Neither CHC nor its subsidiaries are guarantors of this facility.  Due to a wind-down event caused by a capital deficiency under the Centerline Financial operating agreement that occurred in 2010, the Centerline Financial senior credit facility is in default as of June 30, 2012.  Amounts under the Centerline Financial senior credit facility are still available to be drawn, and we do not believe this default has a material impact on our consolidated financial statements or operations.

Also as a result of the wind-down event, Centerline Financial is restricted from making any member distributions and is also restricted from engaging in any new business.

E.	Covenants

We are subject to customary covenants with respect to our various notes payable and warehouse facilities.

As noted above, there is a declared default under our Centerline Financial senior credit facility.

On July 16, 2012, we entered into a fifth amendment to the waiver to the Credit Agreement, which among other things included a waiver through October 5, 2012 of our noncompliance with the Consolidated EBITDA to Fixed Charges Ratio covenant contained in our Credit Agreement with respect to the fiscal quarters ended September 30, 2011, March 31, 2012 and June 30, 2012 and a waiver through October 5, 2012 of our noncompliance with the Total Debt to Consolidated EBITDA Ratio covenant contained in our Credit Agreement with respect to the fiscal quarter ended June 30, 2012 (see Note 22). Our ability to obtain any additional waivers or concessions from our lenders will be impacted by the continued satisfaction of our covenants and obligations under the Credit Agreement, including those requiring scheduled amortization payments. Should we not comply with the covenants and obligations in the Credit Agreement or our other loan agreements, our lenders have the right to declare a default and exercise their remedies, including acceleration of our debt obligations with them.  In addition, a default under our Credit Agreement would result in a cross default under our mortgage banking warehouse facilities.

Except as noted above, as of June 30, 2012, we believe we are in compliance with all other covenants contained in our credit facilities.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – Secured Financing

The table below provides the secured financing as of the dates presented:

	June 30,	December 31,
(in thousands)	2012	2011

Freddie Mac secured financing	$529,364	$618,163

The Freddie Mac secured financing liability relates to mortgage revenue bonds that we re-securitized with Freddie Mac but for which the transaction was not recognized as a sale as well as to bonds that are within our “effective control” and, therefore, we may remove the bond from the securitization even if we do not intend to do so.  Such “effective control” may result when a subsidiary controls the general partner of the underlying Tax Credit Property Partnerships or may exercise the right to assume such control, or our role as servicer of the bonds would allow us to foreclose on a bond in default or special servicing.  The liability based on the fair value of the mortgage revenue bonds at the time at which sale treatment was precluded and the bonds were recorded on our balance sheet.

The decrease in this balance during the six months ended June 30, 2012 is primarily due to the Merrill Restructuring (see Note 21).

NOTE 12 – Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2012	2011

Deferred revenues	$35,433	$34,614
Allowance for risk-sharing obligations (Note 21)	20,178	21,715
Affordable Housing loss reserve	11,200	32,300
Accrued expenses	5,093	5,583
Accounts payable	1,545	1,545
Accrued credit intermediation assumption fees	32,466	28,795
Interest rate derivatives (Note 18)	31,881	28,737
Salaries and benefits payable	10,939	15,067
Accrued interest payable	4,574	4,546
Lease termination costs and deferred rent	7,224	4,158
Other	8,611	10,170

Total	$169,144	$187,230

A.	Affordable Housing Loss Reserve

In 2011, as we worked with parties that have an economic interest in the properties that secure mortgage revenue bonds associated with our credit intermediation agreements, we estimated the payments that were required to be made in order to complete the restructuring and reduce the principal balance of certain mortgage revenue bonds at levels below the amounts reached in the March 2010 agreements with such counterparties.  Changes to the reserve in 2012 reflect buy down of principal of certain mortgage revenue bonds that were made during June 2012 utilizing collateral held by counterparties, in order to complete the Merrill Restructuring (see further discussion in Note 21 under Loss Reserve Relating to Yield Transactions).

B.	Accrued Credit Intermediation Assumption Fees

The accrued credit intermediation assumption fees of $32.5 million relate to the restructuring of certain credit intermediation agreements and are due upon the termination of certain yield transactions.  The fees are calculated as 50% of the value of the collateral securing Guaranteed Holdings’ obligations under these yield transactions but not to exceed $42.0 million.  The increase during 2012 is a result of the increase in the collateral securing Guaranteed Holding’s obligations under yield transactions (see Note 21).

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

C.	Interest Rate Derivatives

The increase in the interest rate derivatives during 2012 is due to unfavorable changes in the fair value of our free-standing derivatives as the market expectation of future Securities Industry and Financial Markets Association (‘SIFMA”) rates decreased.

D.	Lease Termination Costs and Deferred Rent

The increase in lease termination costs and deferred rent during 2012 is primarily due to the Surrender Agreement and the cease use of the remainder of our former headquarters at 625 Madison Avenue (see Note 16).

NOTE 13 - Redeemable Securities

The table below provides the components of redeemable securities as of the dates presented:

(in thousands)	June 30, 2012			December 31, 2011

			Number of			Number of
			Common			Common
	Carrying	Number of	Shares if	Carrying	Number of	Shares if
Series	Value	Shares	converted	Value	Shares	converted

Convertible CRA Shares	$6,000	320	320	$6,000	320	320

As of June 30, 2012, we had 320,291 Convertible CRA Shares outstanding.  As we had not repurchased these Convertible CRA Shares as of January 1, 2012, the holders of the Convertible CRA Shares have the option to require us to purchase the Convertible CRA Shares for the original gross issuance price per share, which totals $6.0 million.  The two holders of Convertible CRA Shares have exercised their option. We have been restricted from meeting this requirement pursuant to the terms of the Credit Agreement, and are in discussions with the holders of Convertible CRA Shares in an effort to settle this obligation for an amount significantly less than $6.0 million.

Due to our contractual obligations to certain former holders of our Convertible CRA Shares (the “Former CRA Holders”), the settlement of our obligations to holders of Convertible CRA Shares may trigger payments to the Former CRA Holders that agreed to the redemption of their Convertible CRA Shares on terms less favorable than those that are or have been provided to other holders of Convertible CRA Shares.

The fifth amendment to the Waiver removes the terms in the Credit Agreement that restricted our ability to repurchase the Convertible CRA Shares, and permits us to engage in negotiations with current and former holders of the Convertible CRA Shares in an effort to redeem the outstanding Convertible CRA Shares and otherwise settle, retire and terminate certain contractual rights of certain Former CRA Holders at any time prior to August 15, 2012 (see also Note 22).

Effective January 1, 2012, as we are required to purchase the Convertible CRA Shares upon the holders exercising their option, we classified the Convertible CRA Shares as liabilities.

NOTE 14 – Non-controlling Interests

The table below provides the components of non-controlling interests as of the dates presented:

	June 30,	December 31,
(in thousands)	2012	2011

Limited partners interests in consolidated partnerships	$2,374,858	$2,633,604
Preferred shares of a subsidiary (not subject to mandatory repurchase)(1)	104,000	104,000
Convertible Special Common Units (“SCUs”) of a subsidiary; 11,867 outstanding in 2012 and 2011	(82,356)	(82,356)
Other(2)	10,098	9,912

Total	$2,406,600	$2,665,160

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	For detail of the terms of these securities (as well as Preferred shares of a subsidiary (subject to mandatory repurchase)) refer to the 2011 Form 10-K.
(2)	“Other” non-controlling interests represent the 10.0% interest in Centerline Financial Holdings LLC (“CFin Holdings”) owned by Natixis Capital Markets North America Inc. (“Natixis”).

Loss (income) attributable to non-controlling interests was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011

Limited partners interests in consolidated partnerships	$108,209	$248,641	$313,636	$351,421
Preferred shares of a subsidiary (not subject to mandatory repurchase)	(1,556)	(1,557)	(3,113)	(3,113)
Other	(169)	(1,172)	(185)	(1,430)

Total loss attributable to non-controlling interests	$106,484	$245,912	$310,338	$346,878

NOTE 15 – General and Administrative Expenses

The table below provides the components of general and administrative expenses for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011

Salaries and benefits	$12,562	$10,936	$25,905	$21,804

Other:
Credit intermediation assumption and other fees	2,835	982	3,874	2,432
Professional fees	2,984	1,817	6,822	4,396
Site visits and acquisition fees	824	1,012	2,191	2,309
Advisory fees	1,250	1,250	2,500	2,500
Subservicing fees	1,830	1,778	3,633	3,468
Rent expense	853	1,305	1,816	2,657
Miscellaneous	3,473	3,234	7,172	6,326

Total	$26,611	$22,314	$53,913	$45,892

A.	Salaries and Benefits

Salaries and benefits increased primarily due to our initiative to expand our Affordable Housing Debt and Mortgage Banking platforms by hiring additional employees in certain geographical locations nationwide and due to an increase in commission expenses reflecting the increase in our mortgage originations.

B.	Professional fees

Professional fees increased primarily due to legal fees that we incurred and advisory fees that we were required to reimburse to our lenders relating to the third amendment to our Credit Agreement in which we entered during the first quarter of 2012.

C.	Advisory Fees

We have an advisory agreement with Island Centerline Manager LLC, an entity owned and operated by a subsidiary of Island Capital (collectively, “Island”), whereby it provides us with strategic and general advisory services. Pursuant to the agreement, we are paying a $5.0 million annual base advisory fee, payable in quarterly installments of $1.25 million (see also Note 19).

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16 – (Recovery of) Provision for Losses

The table below provides the components of the (recovery of) provision for losses for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011

Affordable Housing loss reserve recovery (see Note 21)	$(20,500)	$(10,500)	$(21,100)	$(16,000)
Stabilization escrow reserve recovery (see Note 21)	(23,549)	-	(23,549)	-
Bad debt reserves (see Note 21)	45,345	4,628	48,632	7,101
Lease termination costs	-	-	3,318	-
(Recovery of) provision for risk-sharing obligations (see Note 21)	(1,537)	-	(1,537)	238

Total	$(241)	$(5,872)	$5,764	$(8,661)

A.	Affordable Housing Loss Reserve Recovery, Stabilization Escrow Reserve Recovery and Bad Debt Reserves

In 2011, as we worked with parties that have an economic interest in the properties that secure mortgage revenue bonds associated with our credit intermediation agreements, we estimated the payments that were required to be made from various sources, in order to complete the restructuring and reduce the principal balance of certain mortgage revenue bonds at levels below the amounts reached in the March 2010 agreements with such counterparties.

In 2012, as part of the Merrill Restructuring, we advanced funds to certain Tax Credit Fund Partnerships to allow them to make supplemental loans to the applicable Tax Credit Property Partnerships in which they invest to allow them to repay their debt. A substantial portion of these advances were made using the collateral held by counterparties and the stabilization escrow which had been previously reserved.  Such reserves were reversed upon utilization in the Merrill Restructuring.  Bad debt reserves represent advances or supplemental loans we do not expect to collect, mainly relating to the advances made as part of the Merrill Restructuring (see further discussion in Note 21 under Loss Reserve Relating to Yield Transactions).

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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17 - Earnings per Share

The calculation of basic and diluted net loss per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

	Continuing	Continuing	Continuing	Continuing	Discontinued
(in thousands, except per share amounts)	Operations	Operations	Operations	Operations	Operations

Numerator:
Net (loss) income attributable to Centerline Holding Company
shareholders	$(1,942)	$9,682	$(7,341)	$10,191	$253
Undistributed earnings attributable to redeemable
securities	-	(16)	-	(18)	-
Effect of redeemable share conversions	-	(113)	-	(227)	-
Net (loss) income attributable to Centerline Holding Company
shareholders used for EPS calculations – basic and diluted	$(1,942)	$9,553	$(7,341)	$9,946	$253

Denominator:
Weighted average shares outstanding
Basic and diluted	349,166	349,166	349,166	348,908	348,908

Calculation of EPS:
Net (loss) income attributable to Centerline Holding Company
shareholders – basic and diluted	$(1,942)	$9,553	$(7,341)	$9,946	$253
Weighted average shares outstanding – basic and diluted	349,166	349,166	349,166	348,908	348,908
Net (loss) income per share attributable to Centerline Holding
Company shareholders – basic and diluted	$(0.01)	$0.03	$(0.02)	$0.03	$ - (1)

(1)	Amount calculates to zero when rounded.

NOTE 18 – Financial Risk Management and Derivatives

A.	General

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

As of June 30, 2012, we held the following derivative positions:

•
We were party to 17 interest rate derivative agreements with the developers of properties relating to certain mortgage revenue bonds we previously owned.  We entered into these derivative agreements to effectively convert the fixed rate of interest (per the terms of the mortgage revenue bond) to a variable rate.  Under the terms of these agreements, we pay fixed interest rates equal to those of the related bonds and receive interest at a variable rate (based on the SIFMA index).  Since the December 2007 re-securitization transaction, these derivatives are now deemed to be free-standing derivatives.  At June 30, 2012, these derivatives had an aggregate notional amount of $156.9 million, a weighted average interest rate of 5.73% and a weighted average remaining term of 10.5 years.

•
Our Affordable Housing Equity segment is party to an interest rate derivative whereby we pay a variable rate of interest (based on the SIFMA index) and receive interest at a fixed rate of 3.83%.  This derivative is a free-standing derivative.  At June 30, 2012, the derivative had a notional amount of $9.5 million, with a variable interest rate of 1.66% payable to a third party and remaining term of 10.9 years.

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

Interest rate derivatives in a net liability position (“out of the money”) are recorded in accounts payable, accrued expenses and other liabilities and those in a net asset position (“in the money”) are recorded in deferred costs and other assets.  None of the derivatives were designated as hedges as of the dates presented.  The amounts recorded are as follows:

	June 30,	December 31,
(in thousands)	2012	2011

Net liability position	$31,881	$28,737
Net asset position	1,683	1,488

Presented below are amounts included in interest expense in the Condensed Consolidated Statements of Operations related to the derivatives described above:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011

Not designated as hedges:
Interest payments	$2,512	$2,510	$5,030	$5,029
Interest receipts	(954)	(962)	(1,876)	(1,943)
Change in fair value	3,800	2,241	2,950	1,538
Included in interest expense	$5,358	$3,789	$6,104	$4,624

NOTE 19 – Related Party Transactions

Investments in and Loans to Affiliates

The table below provides the components of investments in and loans to affiliates as of the dates presented:

	June 30,	December 31,
(in thousands)	2012	2011

Fund advances related to Tax Credit Property Partnerships, net(1)	$74,432	$64,067
Advances to Tax Credit Fund Partnerships, net	2,525	1,871
Fees receivable and other, net	22,871	29,166
Subtotal	99,828	95,104
Less: Eliminations(2)	(97,269)	(89,463)

Total	$2,559	$5,641

(1)	Net of reserves of $86.2 million at June 30, 2012 and $38.5 million at December 31, 2011.
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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Impact to Statements of Operations

Our Condensed Consolidated Statements of Operations included the following amounts pertaining to related party transactions:

	Included in following line item	Three Months Ended		Six Months Ended
	on Condensed Consolidated	June 30,		June 30,
(in thousands)	Statements of Operations	2012	2011	2012	2011

Expenses for advisory services provided by Island and procedures review payments made	General and Administrative	$1,250	$1,250	$2,500	3,387
to Island

Expenses for subservicing of and net referral fees for mortgage loans by C-III Capital	General and Administrative	2,288	1,824	4,075	3,687
Partners, LLC (“C-III”)

Sublease charges to C-III	General and Administrative	(405)	(416)	(803)	(827)

Expenses for consulting and advisory services provided by The Related Companies LP	General and Administrative	42	41	82	81
(“TRCLP”)

Expense for property management services provided by TRCLP	Other Losses from Consolidated Partnership	1,542	1,551	3,201	3,031

Net interest rate derivative payments to property developers controlled by TRCLP	Interest Expense	628	634	1,271	1,264

A.	Island Centerline Manager LLC (the “Advisor”) and C-III

We have an advisory agreement with Island.  The agreement provides for an initial five year term and, subject to a fairness review of advisory fees, for successive one year renewal terms.  Pursuant to the agreement:

•	Island provides strategic and general advisory services to us; and

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

We have subservicing agreements with C-III pursuant to which C-III services and administers mortgage loans on our behalf.  During the six months ended June 30, 2012 and 2011, we paid a total amount of $3.6 million and $3.4 million, respectively ($1.8 million and $1.7 million for the second quarter of 2012 and 2011, respectively), for these services.  In addition, during the six months ended June 30, 2012 and 2011 we paid a total amount of $0.5 million and $0.3 million, respectively ($0.5 million and $0.1 million for the second quarter of 2012 and 2011, respectively) to C-III for referral fees for mortgage loans financed by us for borrowers referred to us by C-III, net of fees received for referrals made by us to C-III.

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

The $5.0 million of debt assumed by TRCLP was recorded as an extinguishment of debt for which we deferred a $5.0 million gain. The deferred gain will be recognized into income over the life of the consulting agreement as payments of the assumed debt are made by TRCLP.  As of June 30, 2012 and December 31, 2011, the unrecognized balance was $4.97 million.  This amount is included in “Deferred revenues” within “Accounts payable, accrued expense and other liabilities” on our Condensed Consolidated Balance Sheets.

C.	Fund Advances Related to Tax Credit Property Partnerships, Net

Fund advances related to Tax Credit Property Partnerships represent monies we loaned to certain Tax Credit Fund Partnerships to allow them to provide financial support to Tax Credit Property Partnerships in which they invest.  We expect the Tax Credit Fund Partnerships will repay those loans from the release of reserves, proceeds from asset sales and other operating sources.  Fund advances we made (net of recoveries) were $58.1 million and $7.7 million in the six months ended June 30, 2012 and 2011, respectively ($53.3 million and $4.4 million in the second quarter of 2012 and 2011, respectively).  In connection with the restructuring of certain credit intermediation agreements in 2010, certain of these fund advances were contributed to our Guaranteed Holdings and CFin Holdings subsidiaries (See Tax Credit Property Partnerships in Note 21).

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

Prior period business segment results were reclassified to reflect the presentation of Affordable Housing Equity and Affordable Housing Debt as reportable segments in 2011 and the Company’s 2011 decision to allocate certain Corporate overhead, such as Human Resources, Information Technology, and Finance and Accounting to the Affordable Housing Equity, Affordable Housing Debt, Mortgage Banking and Asset Management segments.

	Three Months Ended June 30, 2012
	Affordable	Affordable
	Housing	Housing	Mortgage	Asset		Consolidated
(in thousands)	Equity	Debt	Banking	Management	Corporate	Partnerships	Total

Revenues
Interest income	$1,080	$17,030	$1,315	$-	$11	$344	$19,780
Non-interest income	8,329	2,629	18,109	5,528	135	26,861	61,591
Total Revenues	$9,409	$19,659	$19,424	$5,528	$146	$27,205	$81,371

Expenses
Interest expense	$(153)	$16,661	$726	$-	$1,268	$13,039	$31,541
G&A expense	9,581	2,959	6,909	2,374	10,614	-	32,437
Provision for/(recovery of) losses	24,843	(23,549)	(1,537)	-	-	-	(243)
Depreciation and amortization	40	553	3,450	57	293	-	4,393
Other expense	-	-	-	-	-	55,024	55,024
Total Expenses	$34,311	$(3,376)	$9,548	$2,431	$12,175	$68,063	$123,152

Other income(loss)	83	795	-	-	-	(67,354)	(66,476)

Income tax provision	-	-	-	-	(87)	-	(87)

Net (loss) income - continuing operations	(24,819)	23,830	9,876	3,097	(12,116)	(108,212)	(108,344)

Net income (loss) attributable to non-controlling interests	169	1,556	-	-	-	(108,209)	(106,484)

Intersegment expense allocations	1,779	2,189	2,494	2,740	(9,202)	-	-
Net (loss) income attributable to
Centerline Holding Company Shareholders –
continuing operations	$(26,767)	$20,085	$7,382	$357	$(2,914)	$(3)	$(1,860)

Below is the reconciliation of the segment results to the consolidated results:

Net loss from reportable segments	$(1,860)
Elimination and adjustment items
Interest income	(8,671)
Non-interest income	(12,538)
Interest expense	8,615
Non-interest expense	12,512
Consolidated Net loss attributable to
Centerline Holding Company shareholders	$(1,942)

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30, 2011
	Affordable	Affordable
	Housing	Housing	Mortgage	Asset		Consolidated
(in thousands)	Equity	Debt	Banking	Management	Corporate	Partnerships	Total

Revenues
Interest income	$1,313	$18,224	$1,102	$-	$19	$440	$21,098
Non-interest income	9,673	1,763	13,833	5,915	101	26,774	58,059
Total Revenues	$10,986	$19,987	$14,935	$5,915	$120	$27,214	$79,157

Expenses
Interest expense	$329	$15,235	$391	$-	$1,306	$12,287	$29,548
G&A expense	8,485	2,503	5,781	2,347	9,402	-	28,518
Recovery of losses	(5,874)	-	-	-	-	-	(5,874)
Depreciation and amortization	40	561	2,680	59	368	-	3,708
Other expense	-	-	-	-	-	140,977	140,977
Total Expenses	$2,980	$18,299	$8,852	$2,406	$11,076	$153,264	$196,877

Other income(loss)	2,766	1,170	-	-	-	(122,595)	(118,659)

Income tax provision	-	-	-	-	14	-	14

Net income (loss)	10,772	2,858	6,083	3,509	(10,942)	(248,645)	(236,365)

Net income (loss) attributable to non-controlling interests	758	1,557	-	-	414	(248,641)	(245,912)

Intersegment expense allocations	1,848	1,597	2,285	2,960	(8,690)	-	-
Net income (loss) attributable to

Centerline Holding Company Shareholders	$8,166	$(296)	$3,798	$549	$(2,666)	$(4)	$9,547

Below is the reconciliation of the segment results to the consolidated results:

Net income from reportable segments	$9,547
Elimination and adjustment items
Interest income	(8,392)
Non-interest income	(14,310)
Interest expense	8,509
Non-interest expense	14,328
Consolidated Net income attributable to
Centerline Holding Company shareholders	$9,682

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30, 2012
	Affordable	Affordable
	Housing	Housing	Mortgage	Asset		Consolidated
(in thousands)	Equity	Debt	Banking	Management	Corporate	Partnerships	Total

Revenues
Interest income	$2,257	$35,729	$2,128	$-	$15	$(1,013)	$39,116
Non-interest income	15,667	6,358	33,672	11,247	258	55,795	122,997
Total Revenues	$17,924	$42,087	$35,800	$11,247	$273	$54,782	$162,113

Expenses
Interest expense	$132	$28,364	$1,163	$-	$2,496	$26,588	$58,743
G&A expense	17,263	6,544	14,732	4,908	22,319	-	65,766
Provision for/(recovery of) losses	27,530	(23,549)	(1,537)	-	3,318	-	5,762
Depreciation and amortization	73	883	6,596	92	608	-	8,252
Other expense	-	-	-	-	-	121,116	121,116
Total Expenses	$44,998	$12,242	$20,954	$5,000	$28,741	$147,704	$259,639

Other income(loss)	83	795	-	-	-	(220,718)	(219,840)

Income tax provision	-	-	-	-	(147)	-	(147)

Net (loss) income - continuing operations	(26,991)	30,640	14,846	6,247	(28,615)	(313,640)	(317,513)

Net income (loss) attributable to non-controlling interests	185	3,113	-	-	-	(313,636)	(310,338)

Intersegment expense allocations	4,607	5,605	5,992	6,509	(22,713)	-	-
Net (loss) income attributable to
Centerline Holding Company Shareholders –
continuing operations	$(31,783)	$21,922	$8,854	$(262)	$(5,902)	$(4)	$(7,175)

Below is the reconciliation of the segment results to the consolidated results:

Net loss from reportable segments	$(7,175)
Elimination and adjustment items
Interest income	(17,228)
Non-interest income	(24,272)
Interest expense	17,115
Non-interest expense	24,219
Consolidated Net loss attributable to
Centerline Holding Company shareholders	$(7,341)

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30, 2011
	Affordable	Affordable
	Housing	Housing	Mortgage	Asset		Consolidated
(in thousands)	Equity	Debt	Banking	Management	Corporate	Partnerships	Total

Revenues
Interest income	$1,969	$32,927	$1,910	$-	$36	$685	$37,527
Non-interest income	20,382	3,826	24,731	11,846	201	52,787	113,773
Total Revenues	$22,351	$36,753	$26,641	$11,846	$237	$53,472	$151,300

Expenses
Interest expense	$1,130	$27,573	$640	$-	$2,603	$25,203	$57,149
G&A expense	17,682	4,701	10,987	4,748	20,193	-	58,311
(Recovery of)/provision for losses	(8,904)	238	-	-	-	-	(8,666)
Depreciation and amortization	81	841	5,410	113	809	-	7,254
Other expense	-	-	-	-	-	195,660	195,660
Total Expenses	$9,989	$33,353	$17,037	$4,861	$23,605	$220,863	$309,708

Other income(loss)	2,766	1,170	-	-	1,756	(184,036)	(178,344)

Income tax provision	-	-	-	-	(180)	-	(180)

Net income (loss) - continuing operations	15,128	4,570	9,604	6,985	(21,792)	(351,427)	(336,932)

Net income (loss) attributable to non-controlling interests	1,431	3,113	-	-	-	(351,421)	(346,877)

Intersegment expense allocations	4,032	3,532	4,757	6,045	(18,366)	-	-
Net income (loss) attributable to
Centerline Holding Company Shareholders –
continuing operations	$9,665	$(2,075)	$4,847	$940	$(3,426)	$(6)	$9,945

Below is the reconciliation of the segment results to the consolidated results:

Net income from reportable segments	$9,945
Elimination and adjustment items
Interest income	(16,749)
Non-interest income	(29,387)
Interest expense	16,990
Non-interest expense	29,392
Net income attributable to CHC-shareholders - discontinued operations	253
Consolidated Net income attributable to
Centerline Holding Company shareholders	$10,444

NOTE 21 – Commitments and Contingencies

A.	Affordable Housing Transactions

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

Total potential exposure pursuant to these credit intermediation agreements at June 30, 2012 is $1.2 billion, assuming the Tax Credit Fund Partnerships achieve no return whatsoever beyond the June 30, 2012 measurement date (assuming that all underlying properties fail and are foreclosed upon, causing us to invoke the “calamity call” provision in each fund on June 30, 2012).  Of these totals:

•	Five of the agreements (comprising $522.3 million of the total potential exposure) are with our subsidiary, Centerline Financial, an isolated special purpose entity wholly owned by CFin Holdings.

•	Seven of the agreements (comprising $380.3 million of the total potential exposure) are with our subsidiary, CFin Holdings, an isolated special purpose entity owned 90% by CCG and 10% by Natixis.

•
Eight of the credit intermediation agreements (comprising $309.5 million of the total potential exposure) are with Guaranteed Holdings, an isolated special purpose entity and wholly owned subsidiary of CCG.

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

In connection with the Merrill Master Agreement, CHC entered into a Reaffirmation of Guarantee in favor of Merrill Lynch whereby under certain circumstances CHC will indemnify Merrill Lynch for losses incurred under the yield transactions to the extent these losses are caused by events that occurred prior to the execution of the Merrill Master Agreement.  In connection with the Merrill Master Agreement, we accrued $3.7 million and $2.3 million in credit intermediation assumption fees for the six months ended June 30, 2012 and 2011, respectively, included in “Accounts Payable, accrued expenses and other liabilities” on our Condensed Consolidated Balance Sheets and included in “Other Fees” within “General and Administrative Expenses” on our Condensed Consolidated Statements of Operations.  The fee is due upon the termination of certain yield transactions and is calculated as 50% of the value of the collateral securing Guaranteed Holdings’ obligations under these yield transactions but not to exceed $42.0 million.

The carrying value of all the above obligations under credit intermediation agreements, representing the deferral of the fee income over the obligation periods, was $18.2 million as of June 30, 2012 and $19.5 million as of December 31, 2011.  This amount is included in “Deferred revenues” within “Accounts payable, accrued expense and other liabilities” on our Condensed Consolidated Balance Sheets.

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

We developed a strategy to address a marked decline in the operating performance of many of the non-stabilized properties underlying our Affordable Housing investments to manage our exposure under the yield transactions described above and to address the declining cash flows to our Series B Freddie Mac Certificates.  As part of that, in June 2012 we executed the Merrill Restructuring.  The Merrill Restructuring resulted in the principal buy down of mortgage revenue bonds in the amount of $60.3 million and the funding of related expenses of $1.0 million.  The sources of the buy downs included $23.5 million of stabilization escrow, $22.1 million from collateral deposits of Guaranteed Holdings, $11.7 million from other sources primarily from unfunded equity contributions held by certain Tax Credit Investment Funds which hold equity investments in the underlying properties being restructured, with the remaining source of $3.9 million provided by Freddie Mac in the form of a loan.  The stabilization escrow release and the Freddie Mac Loan proceeds were advanced to the Tax Credit Fund Partnerships along with the $22.1 million of collateral deposits to allow them to make supplemental loans to the Tax Credit Property Partnerships.  The Merrill Restructuring also included a reduction in the must-pay interest portion of the debt service to an interest rate of 4.75% on 17 properties.  The difference between the must-pay amount and the stated interest rate of the bond which range from 6.50% to 7.45% will be treated as soft interest to be paid out of available cash flows of the property partnership.  In addition, in connection with the Natixis Master Agreement, if certain conditions are met, we have agreed to terms for the restructuring of certain of other mortgage revenue bonds.  This strategy entails cash infusions, which could approximate $57.0 million, from us and other parties with an economic interest in the properties, or may result in a reduction in the principal balance of our Series B Freddie Mac Certificates.

Should the Primary Intermediators expend cash to execute restructurings, CFin Holdings, CFin or Guaranteed Holdings may have to reimburse them or they may have to forfeit cash and other assets that we have deposited as collateral.  Should the Primary Intermediators not expend cash to the extent we have projected, we could incur additional impairments of our Series B Freddie Mac Certificates.  We have analyzed the expected operations of the underlying properties and, as of June 30, 2012, we have estimated that payments by us totaling $27.3 million will need to be made in order to complete the restructuring to reduce the principal balance of mortgage debt on specified properties.  This mortgage reduction will limit our exposure under the yield guarantee arrangements.  Of the expected payments to be made, $11.2 million is accrued as part of “Accounts payable, accrued expenses and other liabilities” on the Condensed Consolidated Balance Sheets.  The remaining $16.1 million will be funded from the stabilization escrow established in connection with the 2007 re-securitization transaction, which has been fully reserved in prior years.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We have not yet been called upon to make payment under the yield transaction obligations.  However, certain cash and other assets were pledged as collateral to Merrill Lynch and Natixis by CFin, CFin Holdings, and Guaranteed Holdings. As of June 30, 2012, Guaranteed Holdings remaining collateral subsequent to the June 2012 transaction to satisfy Merrill Lynch’s collateral requirements, consisted of cash deposits of $22.4 million which are included in “Deferred costs and other assets, net” on our Condensed Consolidated Balance Sheets and $19.6 million in investments in Series A-1 Freddie Mac Certificates included in “Available-for-sale investments” on our Condensed Consolidated Balance Sheets.  In addition, as of June 30, 2012, Centerline Financial maintained a cash balance of $66.2 million included in “Cash and cash equivalents” as a capital requirement in support of its exposure under its credit intermediation agreements.

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

As of June 30, 2012, we had a $74.4 million receivable for advances as described above, net of a $86.2 million reserve for bad debt (see Note 19).  $44.7 million of bad debt reserves were recorded in connection with $51.3 million in advances made in the second quarter of 2012 in connection with the Merrill Restructuring.  This includes $23.9 million (net of a $12.0 million reserve) recorded in CAHA’s books and $50.5 million (net of a $74.2 million reserve) recorded in our isolated special purpose entities’ CFin Holdings and Guaranteed Holdings financial statements.

B.	Funding Commitments

As of June 30, 2012, we had commitments to sell mortgages that have already been funded to GSEs totaling $121.0 million, which are included in “Mortgage loans held for sale and other” on the Condensed Consolidated Balance Sheets.

C.	Mortgage Loan Loss Sharing Agreements

Under the Fannie Mae Delegated Underwriting Servicer (“DUS”) program, we originate loans through one of our subsidiaries that are thereafter purchased or credit enhanced by Fannie Mae and sold to third party investors.  Pursuant to a master loss sharing agreement with Fannie Mae, we retain a first loss position with respect to the loans that we originate and sell under this program.  For these loss sharing loans, we assume responsibility for a portion of any loss that may result from borrower defaults, based on the Fannie Mae loss sharing formulas, and Fannie Mae risk Levels I, II or III.  There is one Level III loan with an unpaid principal balance of $2.3 million, all of the remaining 1,105 loss sharing loans in this program as of June 30, 2012, were Level I loans.  For a majority of these loans, if a default occurs, we are responsible for the first 5% of the unpaid principal balance and a portion of any additional losses to a maximum of 20% of the original principal balance; any remaining loss is borne by Fannie Mae.  A modified risk sharing arrangement is applied to 96 loans in which our risk share is reduced to 0% to 75% of our overall share of the loss.  Pursuant to this agreement, we are responsible for funding 100% of mortgagor delinquency (principal and interest) and servicing advances (taxes, insurance and foreclosure costs) until the amounts advanced exceed 5% of the unpaid principal balance at the date of default.  Thereafter, for Level I loans, we may request interim loss sharing adjustments that allow us to fund 25% of such advances until final settlement under the master loss sharing agreement.

We also participate in loss sharing transactions under Freddie Mac’s Delegated Underwriting Initiative (“DUI”) program whereby we have originated loans that were purchased by Freddie Mac.  Under the terms of our master agreement with Freddie Mac, we are obligated to reimburse Freddie Mac for a portion of any loss that may result from borrower defaults in DUI transactions.  For such loans, if a default occurs, our share of the standard loss will be the first 5% of the unpaid principal balance and 25% of the next 20% of the remaining unpaid principal balance to a maximum of 10% of the unpaid principal balance.  The loss on a defaulted loan is calculated as the unpaid principal amount due, unpaid interest due and default resolutions costs (taxes, insurance, operation and foreclosure costs) less recoveries.  As of June 30, 2012, we had 59 loss sharing loans in this program.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our maximum exposure at June 30, 2012, pursuant to these agreements, was $890.2 million (representing what we would owe in accordance with the loss sharing percentages with Fannie Mae and Freddie Mac described above if every loan defaulted and losses were incurred in amounts equal to or greater than these levels for which we are responsible), although we believe this amount is not indicative of our actual potential losses.  We maintain an allowance for risk-sharing obligations for loans originated under these product lines at a level that, in management’s judgment, is adequate to provide for estimated losses.  At June 30, 2012 and December 31, 2011, that reserve was $20.2 million and $21.7 million, respectively.  The reserve is recorded in “Accounts payable, accrued expenses and other liabilities” (see Note 12) on our Condensed Consolidated Balance Sheets.

The components of the change in the allowance for risk-sharing obligations were as follows:

(in thousands)

Balance at January 1, 2011	$29,924
Provision recorded during the period	238
Realized losses on risk-sharing obligations	(1,398)

Balance at June 30, 2011	$28,764

Balance at January 1, 2012	$21,715
Provision released during the period	(1,537)
Realized losses on risk-sharing obligations	-

Balance at June 30, 2012	$20,178

As of June 30, 2012, we maintained collateral consisting of money market and short-term investments of $12.9 million, which is included in “Restricted cash” on our Condensed Consolidated Balance Sheets, to satisfy the Fannie Mae collateral requirements of which we were in compliance at June 30, 2012.  In addition, we maintain cash balances of these subsidiaries in excess of program requirements.  At June 30, 2012, we had $6.5 million excess cash.

We are also required by the master agreement with Freddie Mac to provide collateral as security for payment of the reimbursement obligation.  The collateral can include a combination of the net worth of one of our Mortgage Banking subsidiaries, a letter of credit and/or cash.  To meet this collateral requirement, we have a letter of credit arrangement with Bank of America as a part of our Revolving Credit Facility (see Note 10).  At June 30, 2012, commitments under this agreement totaled $12.0 million.

D.	Legal Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s condensed consolidated financial statements and therefore no accrual is required as of June 30, 2012 and December 31, 2011.

E.	Other Contingent Liabilities

We have entered into several transactions pursuant to the terms of which we will provide credit support to construction lenders for project completion and Fannie Mae conversion.  In some instances, we have also agreed to acquire subordinated bonds to the extent the construction period bonds do not fully convert.  In some instances, we also provide payment, operating deficit, recapture and replacement reserve guarantees as business requirements for developers to obtain construction financing.  Our maximum aggregate exposure relating to these transactions was $174.8 million as of June 30, 2012.  To date, we have had minimal exposure to losses under these transactions and anticipate no material liquidity requirements in satisfaction of any guarantee issued.

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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Centerline Financial has two credit intermediation agreements to provide for monthly principal and interest debt service payments for debt owed by Tax Credit Property Partnerships owned by third parties, to the extent there is a shortfall in payment from the underlying property.  In return, we receive fees monthly based on a fixed rate until the expiration of the agreements that occur in 2023 and 2025.  Total potential exposure pursuant to these transactions is $33.7 million as well as monthly interest obligations, assuming the bonds default and cannot be sold.  The recourse upon default would be to acquire the bond and foreclose on the underlying property at which point the property would be rehabilitated or sold.  Deferred fee income over the obligation period was $0.8 million based on the fair value of the obligations as of June 30, 2012.  This amount is included in “Deferred revenues” within “Accounts payable, accrued expenses and other liabilities” on our Condensed Consolidated Balance Sheets.

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

NOTE 22 – Subsequent Events

•
On July 16, 2012, we entered into a fifth amendment to the waiver to the Credit Agreement, for which Bank of America, N.A. is the administrative agent, (the “Fifth Amendment to the Waiver”), which among other things: (i) granted a waiver through October 5, 2012 of our noncompliance with the Consolidated EBITDA to Fixed Charges Ratio covenant contained in our Credit Agreement with respect to the fiscal quarters ended September 30, 2011, March 31, 2012 and June 30, 2012; (ii) granted a waiver through October 5, 2012 of our noncompliance with the Total Debt to Consolidated EBITDA Ratio covenant contained in our Credit Agreement with respect to the fiscal quarter ended June 30, 2012; (iii) required us to pay certain costs and expenses incurred by the administrative agent in administering the Credit Agreement; (iv) requires us to provide certain additional information regarding our fund business; and (v) removed the terms in the Credit Agreement that restricted our ability to repurchase the Convertible CRA Shares, allowing at any time prior to August 15, 2012, subject to specified terms, for the negotiation and redemption of all outstanding Convertible CRA Shares and settling, retiring and terminating any contractual obligations to certain former holders (the “Former Preferred Holders”) of our preferred shares, including the Convertible CRA Shares (collectively, the “Preferred Shares”), who agreed to the redemption of their Preferred Shares in 2010.    The Fifth Amendment to the Waiver requires us to negotiate in good faith with the current holders of the Convertible CRA Shares and the Former Preferred Holders in an effort to redeem the outstanding Convertible CRA Shares and otherwise settle certain rights of the Former Preferred Holders.  The redemption of the Convertible CRA Shares held by the current holders thereof may trigger rights we granted to the Former Preferred Holders that were redeemed in 2010 to be treated no less favorably with respect to the redemption of their Preferred Shares than any holder of Convertible CRA Shares that is subsequently redeemed (“Most Favored Nation Rights”). Certain of the Former Preferred Holders also have anti-dilution rights (the “Anti-Dilution Rights”), which, for a specified period of time, prohibit us from issuing securities if such issuance would reduce such Former Preferred Holders’ ownership of our Common Shares below specified percentages. The Fifth Amendment to the Waiver requires us to negotiate in good faith to redeem the outstanding Convertible CRA Shares and eliminate the Most Favored Nation Rights and the Anti-Dilution Rights and allows us to effect such redemptions and elimination of rights at any time prior to midnight on August 15, 2012; provided, however, that the costs of such redemptions and elimination of rights do not exceed specified amounts, which amounts are significantly less than the amount required to redeem the Convertible CRA Shares pursuant to their terms.  Bank of America, N.A. (we believe acting other than in its capacity as administrative agent under the Credit Agreement) and certain of its affiliates (collectively, the “BofA Entities”) are former Preferred Holders and have Most Favored Nation Rights and Anti-Dilution Rights.

•
Pursuant to the Fifth Amendment to the Waiver, on July 20, 2012, we sent the BofA Entities a proposal pursuant to which they would, in exchange for a fee, waive their Most Favored Nation Rights and terminate their Anti-Dilution Rights in connection with the redemption of the last two holders of Convertible CRA Shares.  The proposed fee was within the parameters specified in the Fifth Amendment to the Waiver.  The BofA Entities have not accepted our proposal, and instead, by letter dated, August 6, 2012, invoked their Most Favored Nation Rights relating to a prior redemption of Convertible CRA Shares, which may require a payment of $4 million which exceeds the total amounts permitted to be paid to redeem the remaining Convertible CRA Shares and settle the existing Most Favored Nation Rights and Anti-Dilution Rights under the Fifth Amendment to the Waiver.  Accordingly, while we have reached agreements on terms with all other parties, we do not expect to be able to redeem the remaining outstanding Convertible CRA Shares and terminate the Most Favored Nation Rights and the Anti-Dilution Rights prior to the August 15, 2012 deadline specified in the Fifth Amendment to the Waiver.

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

This MD&A contains forward-looking statements; please see page 78 for more information

Significant components of the MD&A section include:	Page

SECTION 1 – Overview
The overview section provides a summary of the Company and our reportable business segments. We also include a discussion of factors affecting our consolidated results of operations as well as items specific to each business segment.	48

SECTION 2 – Consolidated Results of Operations
The consolidated results of operations section provides an analysis of our consolidated results on a reportable segment basis for the three and six months ended June 30, 2012, against the comparable prior year periods. Significant subsections within this section are as follows:	49

Summary Consolidated Results	49
Comparability of Results	53
Affordable Housing Equity	53
Affordable Housing Debt	58
Mortgage Banking	62
Asset Management	66
Corporate	67
Consolidated Partnerships	68
Expense Allocation	70
Eliminations and Adjustments	70
Income Taxes	70
Accounting Developments	71
Inflation	71

SECTON 3 - Financial Condition
The financial condition section discusses our ability to generate adequate amounts of cash to meet our current and future needs. Significant subsections within this section are as follows:	72

Liquidity	72
Cash Flows	73
Capital Resources	74
Commitments and Contingencies	78

SECTION 4 – Forward Looking Statements	79

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

SECTION 1 – OVERVIEW

Centerline Holding Company (OTC: CLNH), through its subsidiaries, provides real estate financing and asset management services focused on affordable and conventional multifamily housing.  We offer a range of both debt financing and equity  investment products, as well as asset management services to developers, owners, and investors.  We are structured to originate, underwrite, service, manage, refinance or sell assets through all phases of its life cycle.  As a leading sponsor of Low-Income Housing Tax Credit (“LIHTC”) funds, we have raised more than $10 billion in equity across 137 funds.  Today we manage $9.3 billion of investor equity within 116 funds and invested in approximately 1,200 assets located in 45 U.S. states.  Our multifamily lending platform services $11.4 billion in loans and mortgage revenue bonds that we manage on behalf of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), known collectively as Government-Sponsored Enterprises (“GSEs”), as well as the Government National Mortgage Association (“Ginnie Mae”), and the Federal Housing Administration (“FHA”).  Centerline Holding Company, or its predecessor entities, has been in continuous operation since 1972.  Organized as a statutory trust created under the laws of Delaware, we conduct substantially all of our business through our subsidiaries, generally under the designation Centerline Capital Group.  The terms “we”, “us”, “our” or “the Company” as used throughout this document refer to the business as a whole, or a subsidiary, while the term “parent trust” refers only to Centerline Holding Company as a stand-alone entity.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

SECTION 2 – CONSOLIDATED RESULTS OF OPERATIONS

Summary Consolidated Results

Our summary consolidated results of operations for the three and six months ended June 30, 2012 and 2011 are presented below.

	Three Months Ended June 30,
	2012									2011

	Affordable	Affordable					Eliminations			Affordable	Affordable					Eliminations
	Housing	Housing	Mortgage	Asset		Consolidated	and		% of	Housing	Housing	Mortgage	Asset		Consolidated	and		% of
(in thousands)	Equity	Debt	Banking	Management	Corporate	Partnerships	Adjustments	Total	Revenues	Equity	Debt	Banking	Management	Corporate	Partnerships	Adjustments	Total	Revenues	% Change

Revenues
Mortgage revenue bonds	$144	$11,952	$-	$-	$-	$-	$(8,025)	$4,071	6.8%	$154	$13,078	$-	$-	$-	$-	$(8,268)	$4,964	8.8%	(18.0	) %
Other interest income	936	5,078	1,315	-	11	-	(646)	6,694	11.1	1,159	5,146	1,102	-	19	-	(124)	7,302	12.9	(8.3)
Interest income	1,080	17,030	1,315	-	11	-	(8,671)	10,765	17.9	1,313	18,224	1,102	-	19	-	(8,392)	12,266	21.7	(12.2)

Fund sponsorship	5,777	-	-	-	-	-	(4,324)	1,453	2.4	6,308	-	-	-	-	-	(5,049)	1,259	2.2	15.4
Application and processing fees	-	44	-	-	-	-	-	44	0.1	-	71	-	-	-	-	-	71	0.1	(38.0)
Asset management fees	-	-	-	5,523	-	-	(5,523)	-	-	-	-	-	5,892	-	-	(5,892)	-	-	-
Mortgage origination fees	-	334	1,500	-	-	-	-	1,834	3.0	-	141	1,127	-	-	-	-	1,268	2.3	44.6
Mortgage servicing fees	-	1,002	5,546	-	-	-	-	6,548	10.9	-	941	5,088	-	-	-	(207)	5,822	10.3	12.5
Credit intermediation fees	677	-	-	-	-	-	(647)	30	0.1	1,169	-	-	-	-	-	(1,139)	30	0.1	-
Other fee income	-	-	248	-	-	-	(203)	45	0.1	-	-	179	-	-	-	-	179	0.3	(74.9)
Fee income	6,454	1,380	7,294	5,523	-	-	(10,697)	9,954	16.6	7,477	1,153	6,394	5,892	-	-	(12,287)	8,629	15.3	15.4

Gain on sale of mortgage loans	-	1,187	9,782	-	-	-	-	10,969	18.2	-	563	7,186	-	-	-	(1)	7,748	13.7	41.6

Prepayment penalties	-	-	398	-	-	-	-	398	0.7	-	-	120	-	-	-	-	120	0.2	231.7
Expense reimbursement	1,740	-	-	-	100	-	(1,840)	-	-	1,796	-	-	-	100	-	(2,068)	(172)	(0.3)	(100.0)
Miscellaneous	135	62	635	5	35	-	(1)	871	1.4	400	47	133	23	1	-	46	650	1.2	34.0
Other revenues	1,875	62	1,033	5	135	-	(1,841)	1,269	2.1	2,196	47	253	23	101	-	(2,022)	598	1.1	112.2

Revenues - consolidated partnerships	-	-	-	-	-	27,205	-	27,205	45.2	-	-	-	-	-	27,214	-	27,214	48.2	-
Total revenues	$9,409	$19,659	$19,424	$5,528	$146	$27,205	$(21,209)	$60,162	100.0%	$10,986	$19,987	$14,935	$5,915	$120	$27,214	$(22,702)	$56,455	100.0%	6.6%

Expenses
Salary	$2,047	$860	$3,972	$1,932	$3,752	$-	$-	$12,563	20.9%	$1,879	$398	$3,201	$1,727	$3,731	$-	$-	$10,936	19.4%	14.9%
Other general and administrative	7,534	2,099	2,937	442	6,862	-	(5,826)	14,048	23.4	6,606	2,105	2,580	620	5,671	-	(6,204)	11,378	20.1	23.5
General and administrative	9,581	2,959	6,909	2,374	10,614	-	(5,826)	26,611	44.3	8,485	2,503	5,781	2,347	9,402	-	(6,204)	22,314	39.5	19.3

Affordable Housing loss reserve recovery	(20,500)	-	-	-	-	-	-	(20,500)	(34.1)	(10,500)	-	-	-	-	-	-	(10,500)	(18.6)	95.2
Bad debt reserves	45,343	-	-	-	-	-	2	45,345	75.4	4,626	-	-	-	-	-	2	4,628	8.2	N/M
Provision (recovery) for risk sharing obligations	-	-	(1,537)	-	-	-	-	(1,537)	(2.6)	-	-	-	-	-	-	-	-	-	N/A
Stabilization escrow reserve recovery	-	(23,549)						(23,549)	(39.1)	-	-	-	-	-	-	-	-	-	N/A
Provision for (recovery of) losses	24,843	(23,549)	(1,537)	-	-	-	2	(241)	(0.4)	(5,874)	-	-	-	-	-	2	(5,872)	(10.4)	(95.9)

Borrowing and financing	132	11,616	726	-	1,268	-	(27)	13,715	22.8	485	11,878	391	-	1,306	-	(226)	13,834	24.5	(0.9)
Derivatives - change in fair value	(285)	4,085	-	-	-	-	-	3,800	6.3	(156)	2,397	-	-	-	-	-	2,241	4.0	69.6
Preferred shares of subsidiary	-	960	-	-	-	-	-	960	1.6	-	960	-	-	-	-	-	960	1.7	-
Interest expense	(153)	16,661	726	-	1,268	-	(27)	18,475	30.7	329	15,235	391	-	1,306	-	(226)	17,035	30.2	8.5

Depreciation and amortization	40	553	3,450	57	293	-	-	4,393	7.3	40	561	2,680	59	368	-	-	3,708	6.6	18.5
Interest expense - consolidated partnerships	-	-	-	-	-	13,039	(8,588)	4,451	7.4	-	-	-	-	-	12,287	(8,283)	4,004	7.1	11.2
Other expense - consolidated partnerships	-	-	-	-	-	55,024	(6,688)	48,336	80.3	-	-	-	-	-	140,977	(8,127)	132,850	235.3	(63.6)
Total expenses	$34,311	$(3,376)	$9,548	$2,431	$12,175	$68,063	$(21,127)	$102,025	169.6%	$2,980	$18,299	$8,852	$2,406	$11,076	$153,264	$(22,838)	$174,039	308.3%	(41.4	) %

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended June 30,
	2012										2011

	Affordable	Affordable					Eliminations				Affordable	Affordable					Eliminations
	Housing	Housing	Mortgage	Asset		Consolidated	and		% of		Housing	Housing	Mortgage	Asset		Consolidated	and		% of	%
(in thousands)	Equity	Debt	Banking	Management	Corporate	Partnerships	Adjustments	Total	Revenues		Equity	Debt	Banking	Management	Corporate	Partnerships	Adjustments	Total	Revenues	Change

Equity and other income (loss)	$58	$-	$-	$-	$-	$-	$-	$58	0.1%		$-	$-	$-	$-	$-	$-	$-	$-	-%	N/A	%
Gain on settlement of liabilities	-	-	-	-	-	-	-	-	-		2,612	-	-	-	-	-	-	2,612	4.7	(100.0)
Gain from repayment or sale of investments	25	795	-	-	-	-	-	820	1.4		154	1,170	-	-	-	-	-	1,324	2.4	(38.1)
Other losses – consolidated partnerships	-	-	-	-	-	(67,354)	-	(67,354)	(112.0)		-	-	-	-	-	(122,595)	-	(122,595)	(217.2)	(45.1)
Other income (loss)	83	795	-	-	-	(67,354)	-	(66,476)	(110.5)		2,766	1,170	-	-	-	(122,595)	-	(118,659)	(210.1)	(44.0)

Income tax (provision)/benefit	-	-	-	-	(87)	-	-	(87)	(0.1)		-	-	-	-	14	-	(1)	13	-	N/M
Net (loss) income	(24,819)	23,830	9,876	3,097	(12,116)	(108,212)	(82)	(108,426)	(180.2)		10,772	2,858	6,083	3,509	(10,942)	(248,645)	135	(236,230)	(418.4)	(54.1)
Allocation – preferred shares	-	1,556	-	-	-	-		1,556	2.6		-	1,557	-	-	-	-	-	1,557	2.8	-
Allocation – non-controlling interests	169	-	-	-	-	-		169	0.3		758	-	-	-	414	-	-	1,172	2.1	(85.6)
Allocation – consolidated partnerships	-	-	-	-	-	(108,209)		(108,209)	(179.9)		-	-	-	-	-	(248,641)	-	(248,641)	(440.4)	(56.5)
Net loss (income) attributable to non-controlling
interest	169	1,556	-	-	-	(108,209)	-	(106,484)	(177.0)		758	1,557	-	-	414	(248,641)	-	(245,912)	(435.5)	(56.7)
Net (loss) income attributable to Centerline
Holding Company shareholders, pre-allocations	(24,988)	22,274	9,876	3,097	(12,116)	(3)	(82)	(1,942)	(3.2)		10,014	1,301	6,083	3,509	(11,356)	(4)	135	9,682	17.1	(120.1)
Inter-segment expense allocation	1,779	2,189	2,494	2,740	(9,202)	-	-	-	-		1,848	1,597	2,285	2,960	(8,690)	-	-	-	-	N/A
Net (loss) income attributable to Centerline
Holding Company shareholders	$(26,767)	$20,085	$7,382	$357	$(2,914)	$(3)	$(82)	$(1,942)	(3.2	) %	$8,166	$(296)	$3,798	$549	$(2,666)	$(4)	$135	$9,682	17.1%	(120.1	) %

N/M – Not meaningful.
N/A – Not applicable.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Six Months Ended June 30,
	2012									2011

	Affordable	Affordable					Eliminations			Affordable	Affordable					Eliminations
	Housing	Housing	Mortgage	Asset		Consolidated	and		% of	Housing	Housing	Mortgage	Asset		Consolidated	and		% of
(in thousands)	Equity	Debt	Banking	Management	Corporate	Partnerships	Adjustments	Total	Revenues	Equity	Debt	Banking	Management	Corporate	Partnerships	Adjustments	Total	Revenues	% Change

Revenues
Mortgage revenue bonds	$290	$25,735	$-	$-	$-	$-	$(16,491)	$9,534	7.9%	$312	$25,298	$-	$-	$-	$-	$(16,508)	$9,102	8.7%	4.7%
Other interest income	1,967	9,994	2,128	-	15	-	(737)	13,367	11.1	1,657	7,629	1,910	-	36	-	(241)	10,991	10.5	21.6
Interest income	2,257	35,729	2,128	-	15	-	(17,228)	22,901	19.0	1,969	32,927	1,910	-	36	-	(16,749)	20,093	19.2	14.0

Fund sponsorship	10,650	-	-	-	-	-	(7,899)	2,751	2.3	13,592	-	-	-	-	-	(11,215)	2,377	2.3	15.7
Application and processing fees	-	100	-	-	-	-	-	100	0.1	-	113	-	-	-	-	-	113	0.1	(11.5)
Asset management fees	-	-	-	11,242	-	-	(11,242)	-	-	-	-	-	11,777	-	-	(11,777)	-	-	-
Mortgage origination fees	-	782	2,777	-	-	-	-	3,559	3.0	-	371	1,951	-	-	-	-	2,322	2.2	53.3
Mortgage servicing fees	-	1,977	10,815	-	-	-	-	12,792	10.6	-	1,835	9,966	-	-	-	(413)	11,388	10.7	12.3
Credit intermediation fees	1,413	-	-	-	-	-	(1,353)	60	-	2,337	-	-	-	-	-	(2,278)	59	0.1	1.7
Other fee income	-	-	358	-	-	-	(411)	(53)	-	-	-	300	-	-	-	-	300	0.3	(117.7)
Fee income	12,063	2,859	13,950	11,242	-	-	(20,905)	19,209	16.0	15,929	2,319	12,217	11,777	-	-	(25,683)	16,559	15.7	16.0

Gain on sale of mortgage loans	-	3,392	17,990	-	-	-	-	21,382	17.7	-	1,442	12,029	-	-	-	-	13,471	12.7	58.7

Prepayment penalties	-	-	560	-	-	-	-	560	0.5	-	-	159	-	-	-	-	159	0.2	252.2
Expense reimbursement	3,165	-	-	-	200	-	(3,365)	-	-	4,047	-	-	-	200	-	(3,748)	499	0.5	(100.0)
Miscellaneous	439	107	1,172	5	58	-	(2)	1,779	1.4	406	65	326	69	1	-	44	911	0.9	95.3
Other revenues	3,604	107	1,732	5	258	-	(3,367)	2,339	1.9	4,453	65	485	69	201	-	(3,704)	1,569	1.6	49.1

Revenues - consolidated partnerships	-	-	-	-	-	54,782	-	54,782	45.4	-	-	-	-	-	53,472	-	53,472	50.8	2.4
Total revenues	$17,924	$42,087	$35,799	$11,247	$273	$54,782	$(41,500)	$120,613	100.0%	$22,351	$36,753	$26,641	$11,846	$237	$53,472	$(46,136)	$105,164	100.0%	14.7%

Expenses
Salary	$3,654	$2,239	$8,375	$3,811	$7,826	$-	$-	$25,905	21.5%	$3,823	$515	$6,078	$3,706	$7,682	$-	$-	$21,804	20.7%	18.8%
Other general and administrative	13,609	4,305	6,357	1,097	14,493	-	(11,853)	28,008	23.2	13,859	4,186	4,909	1,042	12,511	-	(12,419)	24,088	22.9	16.3
General and administrative	17,263	6,544	14,732	4,908	22,319	-	(11,853)	53,913	44.7	17,682	4,701	10,987	4,748	20,193	-	(12,419)	45,892	43.6	17.5

Affordable Housing loss reserve recovery	(21,100)	-	-	-	-	-	-	(21,100)	(17.5)	(16,000)	-	-	-	-	-	-	(16,000)	(15.2)	31.9
Bad debt reserves	48,630	-	-	-	-	-	2	48,632	40.3	7,096	-	-	-	-	-	5	7,101	6.8	N/M
Provision (recovery) for risk sharing
obligations	-	-	(1,537)	-	-	-	-	(1,537)	(1.3)	-	238	-	-	-	-	-	238	0.2	N/M
Stabilization escrow reserve recovery	-	(23,549)	-	-	-	-	-	(23,549)	(19.5)	-	-	-	-	-	-	-	-	-	N/A
Lease termination costs	-	-	-	-	3,318	-	-	3,318	2.8	-	-	-	-	-	-	-	-	-	N/A
Provision for (recovery of) losses	27,530	(23,549)	(1,537)	-	3,318	-	2	5,764	4.8	(8,904)	238	-	-	-	-	5	(8,661)	(8.2)	(166.6)

Borrowing and financing	327	23,300	1,163	-	2,496	-	(50)	27,236	22.6	1,269	23,976	640	-	2,603	-	(452)	28,036	26.7	(2.9)
Derivatives - change in fair value	(195)	3,144	-	-	-	-	-	2,949	2.4	(139)	1,677	-	-	-	-	-	1,538	1.5	91.7
Preferred shares of subsidiary	-	1,920	-	-	-	-	-	1,920	1.6	-	1,920	-	-	-	-	-	1,920	1.8	-
Interest expense	132	28,364	1,163	-	2,496	-	(50)	32,105	26.6	1,130	27,573	640	-	2,603	-	(452)	31,494	30.0	1.9

Depreciation and amortization	73	883	6,596	92	608	-	-	8,252	6.8	81	841	5,410	113	809	-	-	7,254	6.9	13.8
Interest expense - consolidated partnerships	-	-	-	-	-	26,588	(17,065)	9,523	7.9	-	-	-	-	-	25,203	(16,538)	8,665	8.2	9.9
Other expense - consolidated partnerships	-	-	-	-	-	121,116	(12,368)	108,748	90.2	-	-	-	-	-	195,660	(16,977)	178,683	169.9	(39.1)
Total expenses	$44,998	$12,242	$20,954	$5,000	$28,741	$147,704	$(41,334)	$218,305	181.0%	$9,989	$33,353	$17,037	$4,861	$23,605	$220,863	$(46,381)	$263,327	250.4%	(17.1	) %

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Six Months Ended June 30,
	2012										2011

	Affordable	Affordable					Eliminations				Affordable	Affordable					Eliminations
	Housing	Housing	Mortgage	Asset		Consolidated	and		% of		Housing	Housing	Mortgage	Asset		Consolidated	and		% of	%
(in thousands)	Equity	Debt	Banking	Management	Corporate	Partnerships	Adjustments	Total	Revenues		Equity	Debt	Banking	Management	Corporate	Partnerships	Adjustments	Total	Revenues	Change

Equity and other income (loss)	$58	$-	$-	$-	$-	$-	$-	$58	-%		$-	$-	$-	$-	$-	$-	$-	$-	-%	N/A	%
Gain on settlement of liabilities	-	-	-	-	-	-	-	-	-		2,612	-	-	-	1,756	-	-	4,368	4.2	(100.0)
Gain from repayment or sale of investments	25	795	-	-	-	-	-	820	0.7		154	1,170	-	-	-	-	-	1,324	1.3	(38.1)
Other losses – consolidated partnerships	-	-	-	-	-	(220,718)	-	(220,718)	(183.0)		-	-	-	-	-	(184,036)	-	(184,036)	(175.0)	19.9
Other income (loss)	83	795	-	-	-	(220,718)	-	(219,840)	(182.3)		2,766	1,170	-	-	1,756	(184,036)	-	(178,344)	(169.5)	23.3

Income tax (provision)/benefit – continuing
operations	-	-	-	-	(147)	-	-	(147)	(0.1)		-	-	-	-	(180)	-	-	(180)	(0.2)	(18.3)
Net (loss) income continuing operations	(26,991)	30,640	14,846	6,247	(28,615)	(313,640)	(166)	(317,679)	(263.4)		15,128	4,570	9,604	6,985	(21,792)	(351,427)	245	(336,687)	(320.1)	(5.6)
Allocation – preferred shares	-	3,113	-	-	-	-		3,113	2.6		-	3,113	-	-	-	-	-	3,113	3.0	-
Allocation – non-controlling interests	185	-	-	-	-	-		185	0.2		1,431	-	-	-	-	-	(1)	1,430	1.4	(87.0)
Allocation – consolidated partnerships	-	-	-	-	-	(313,636)		(313,636)	(260.0)		-	-	-	-	-	(351,421)	-	(351,421)	(334.2)	(10.8)
Net loss (income) attributable to non-controlling
interest – continuing operations	185	3,113	-	-	-	(313,636)	-	(310,338)	(257.2)		1,431	3,113	-	-	-	(351,421)	(1)	(346,878)	(329.8)	(10.5)
Net (loss) income attributable to Centerline
Holding Company shareholders - continuing
operations, pre-allocations	(27,176)	27,527	14,846	6,247	(28,615)	(4)	(166)	(7,341)	(6.2)		13,697	1,457	9,604	6,985	(21,792)	(6)	246	10,191	9.7	(172.0)
Inter-segment expense allocation	4,607	5,605	5,992	6,509	(22,713)	-	-	-	-		4,032	3,532	4,757	6,045	(18,366)	-	-	-	-	-
Net (loss) income attributable to Centerline
Holding Company shareholders – continuing
operations	$(31,783)	$21,922	$8,854	$(262)	$(5,902)	$(4)	$(166)	$(7,341)	(6.2	) %	$9,665	$(2,075)	$4,847	$940	$(3,426)	$(6)	$246	$10,191	9.7%	(172.0	) %

Net income attributable to Centerline Holding Company shareholders – discontinued operations								-										253	0.2	(100.0)
Total (loss) income attributable to Centerline Holding Company shareholders								$(7,341)	(6.2	) %								$10,444	9.9%	(170.3	) %

N/M – Not meaningful.
N/A – Not applicable.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Comparability of Results

Prior period segment results were reclassified to reflect the presentation of Affordable Housing Equity and Affordable Housing Debt as reportable segments in 2011 and the Company’s 2011 decision to allocate certain Corporate overhead to the Affordable Housing Equity, Affordable Housing Debt, Mortgage Banking and Asset Management segments.

Net income or loss is defined as the net result of total company operations, prior to allocation of income or loss to non-controlling interests.  As the funds our Affordable Housing Equity segment originates and manages (“Tax Credit Fund Partnerships”) by design generate non-cash losses, primarily related to depreciation expense on real estate assets, we expect to record net losses for the foreseeable future as they represent a significant portion of our consolidated operations.  After allocation of income or loss to non-controlling interests, we recorded net loss attributable to our shareholders for the three and six months ended June 30, 2012 and net income attributable to our shareholders for the three and six months ended June 30, 2011.  For the periods presented, we highlight in the table below those items, principally non-cash in nature, which impact the comparability of results from period to period.  Such items are shown prior to any adjustments for tax and allocations to non-controlling interests and are discussed within this section:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011

Reduction/(Increase) to net income:

Other items:
Affordable Housing Equity segment:
Affordable housing loss reserve recovery	$(20,500)	$(10,500)	$(21,100)	$(16,000)
Bad debt reserves	45,343	4,626	48,630	7,096
Assumption fee relating to restructuring of credit intermediation agreements	2,760	895	3,671	2,292
Change in fair value of derivatives	(285)	(156)	(195)	(139)
Gain on settlement of liabilities	-	(2,612)	-	(2,612)

Affordable Housing Debt segment:
Stabilization escrow reserve recovery	(23,549)	-	(23,549)	-
Provision for risk-sharing obligations	-	-	-	238
Change in fair value of derivatives	4,085	2,397	3,144	1,677

Mortgage Banking segment:
Recovery of risk-sharing obligations	(1,537)	-	(1,537)	-

Corporate segment:
Gain on settlement of liabilities	-	-	-	(1,756)
Lease termination costs	-	-	3,318	-

Affordable Housing Equity

Our Affordable Housing Equity segment provides equity financing to properties that benefit from the LIHTC or other financial structures (collectively “Tax Credit”) intended to promote development of affordable multifamily housing properties.  We sponsor and manage Tax Credit Fund Partnerships for institutional and retail investors who invest in affordable housing properties nationwide.  During 2011 we raised $142.2 million of gross equity for these new Tax Credit Fund Partnerships, of which we have invested $124.6 million and $11.8 million in property acquisitions during 2011 and the six months ended June 30, 2012, respectively.  The remaining equity raised from these originations will be invested in property acquisitions in future periods.  We have closed one fund during 2012. We will continue to actively pursue new opportunities going forward and have been acquiring limited partnership interests in entities that own tax credit properties for potential inclusion in future Tax Credit Fund Partnership offerings.  Due to current market conditions and  the increased capital needed to effectively aggregate product for multi-investor structures which we do not currently have available to us, we expect that our Tax Credit Fund Partnership offerings in the near term will be single-investor structures.  We will consider multi-investor structures should market conditions and our liquidity position permit.  Further, investors’ concerns related to covenant issues and their long term impact on our financial position has negatively impacted our ability to raise equity for single-investor and multi-investor structures.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

In addition, we may begin syndicating tax credit products in the coming year that we do not have any continuing involvement in since we will not manage, control or retain any interest in going forward. These syndications would generate origination fees that will be recognized as fund sponsorship fee income.

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

Revenues

For a description of our revenue recognition policies, see Note 2 to our 2011 Form 10-K.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2012	2011	% Change	2012	2011	% Change

Interest income:
Mortgage revenue bond interest income	$144	$154	(6.5)%	$290	$312	(7.1)%
Other interest income	936	1,159	(19.2)	1,967	1,657	18.7
Fee income:
Fund sponsorship	5,777	6,308	(8.4)	10,650	13,592	(21.6)
Credit intermediation fees	677	1,169	(42.1)	1,413	2,337	(39.5)
Other:
Expense reimbursements	1,740	1,796	(3.1)	3,165	4,047	(21.8)
Miscellaneous	135	400	(66.3)	439	406	8.1

Total revenues	$9,409	$10,986	(14.4)%	$17,924	$22,351	(19.8)%

Interest Income

Other Interest Income

Other interest income includes interest on voluntary loans provided to Tax Credit Fund Partnerships related to property advances, as well as interest earned on short term and other investments.

Fee Income

Fee income in our Affordable Housing Equity segment includes income generated from Consolidated Partnerships which is eliminated in consolidation.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Fund Sponsorship

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2012	2011	% Change	2012	2011	% Change

Fees based on equity invested
Property acquisition fees	$-	$362	(100.0)%	$234	$1,762	(86.7)%
Organization, offering and acquisition allowance fees	156	322	(51.6)	364	1,566	(76.8)

Fees based on management of sponsored Tax Credit Fund Partnerships
Partnership management fees	780	1,362	(42.7)	1,590	2,702	(41.2)
Asset management fees	2,740	2,295	19.4	4,849	4,212	15.1
Other fee income	2,101	1,967	6.8	3,613	3,350	7.9

Total fund sponsorship fee income	$5,777	$6,308	(8.4)%	$10,650	$13,592	(21.6)%

Assets under management – Tax Credit Fund Partnerships	$9,284,108	$9,291,931	(0.1)%
Equity raised by Tax Credit Fund Partnerships	$1,417	$-	N/A %	$1,417	$119,250	(98.8)%
Equity invested by Tax Credit Fund Partnerships(1)	$1,417	$16,079	(91.2)%	$11,815	$78,299	(84.9)%

(1)	Excludes warehoused properties that have not yet closed into a Tax Credit Fund Partnership.

Fees Based on Equity Invested

While we may acquire properties on an ongoing basis throughout the year and recognize revenue based on equity invested, we do not recognize property acquisition fees until we place the property into a sponsored Tax Credit Fund Partnership.  Therefore, a change in timing of a Tax Credit Fund Partnership closure may impact the level of revenues we recognize in a given period.  Additionally, the type of Tax Credit Fund Partnership originated (whether for a single investor, multiple investors or one with specified rates of return) can affect the level of revenues as the fee rate for each varies.  The decrease in fees based on equity invested is the result of the decrease in equity invested and property acquisitions.

Fees Based on Management of Sponsored Tax Credit Fund Partnerships

We collect partnership management fees at the time a Tax Credit Fund Partnership closes and recognize them over the first five years of a Tax Credit Fund Partnership’s life.  Due to the expiration of the five-year service period for certain Tax Credit Fund Partnerships, these fees have decreased for the three and six months ended June 30, 2012 and will continue to decrease throughout 2012.  These decreases would be partially offset should we originate any new Tax Credit Fund Partnerships.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Other Revenues

The decrease of $0.3 million and $0.9 million for the three and six months ended June 30, 2012 was primarily related to a reduction in expense reimbursements due to a decrease in the number of Tax Credit Fund Partnerships with available cash flow to pay expense reimbursements.

Expenses

Expenses for the Affordable Housing Equity segment for the periods ended June 30 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2012	2011	% Change		2012	2011	% Change

General and administrative expenses
Salaries and benefits	$2,047	$1,879	8.9%		$3,654	$3,823	(4.4)%
Other	7,534	6,606	14.0		13,609	13,859	(1.8)
Total general and administrative	9,581	8,485	12.9		17,263	17,682	(2.4)
Provision for (recovery of) losses	24,843	(5,874)	N/M		27,530	(8,904)	(409.2)
Interest expense:
Borrowings and financings	132	485	(72.8)		327	1,269	(74.2)
Derivatives – change in fair value	(285)	(156)	82.7		(195)	(139)	40.3
Depreciation and amortization	40	40	-		73	81	(9.9)

Total expenses	$34,311	$2,980	N/M	%	$44,998	$9,989	350.5%

Average borrowing rate	6.59%	6.53%			6.59%	6.33%
Average Securities Industry and Financial Markets Association (“SIFMA”) rate	0.21%	0.20%			0.16%	0.23%

N/M - Not meaningful.

General and Administrative

Other

Assumption fees increased by $1.9 million and $1.5 million for the three and six months ended June 30, 2012 due to an increase in the net assets of a subsidiary on which the fee is based (see further discussion in Note 21 under Affordable Housing Transactions to the condensed consolidated financial statements).

Other general and administrative expenses decreased by $1.0 million and $1.7 million for the three and six months ended June 30, 2012, respectively primarily attributed to acquisition expenses related to property closings.  Acquisition expenses decrease due to the decrease in property acquisitions.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Provision for (recovery of) Losses

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2012	2011	% Change		2012	2011	% Change

Affordable Housing loss reserve recovery	$(20,500)	$(10,500)	95.2%		$(21,100)	$(16,000)	31.9%
Bad debt reserves	45,343	4,626	N/M		48,630	7,096	N/M

Total provision for (recovery of) losses	$24,843	$(5,874)	N/M	%	$27,530	$(8,904)	(409.2)%

N/M - Not meaningful.

Affordable Housing loss reserve pertains to our commitment to restructure certain mortgage revenue bonds held by property-level partnerships for which we have assumed the role of general partner or for which we have foreclosed upon the property (“Tax Credit Property Partnerships”) which are owned by our Tax Credit Fund Partnerships which have entered into credit intermediation agreements made by our subsidiaries. In 2011, as we worked with parties that have an economic interest in the properties that secure mortgage revenue bonds associated with our credit intermediation agreements, we estimated the payments that were required to be made from various sources in order to reduce the principal balance of certain mortgage revenue bonds to levels agreed to in the March 2010 agreements with such counterparties. Bad debt expenses recorded in 2011 are primarily the result of the increase in reserve recorded against property advances to Tax Credit Fund Partnerships.

In 2012, changes to the Affordable Housing loss reserve is a result of payments that were made during June 2012 in order to complete the restructuring of 21 mortgage revenue bonds collateralized with 17 underlying properties (the “Merrill Restructuring”) utilizing collateral held by counterparties for which reserves were previously recorded.  As a result, the Affordable Housing loss reserve was reversed. As part of the Merrill Restructuring we advanced funds to certain Tax Credit Fund Partnerships to allow them to make supplemental loans to the applicable Tax Credit Property Partnerships in which they invest to allow them to repay their debt. Bad debt reserves represent advances or supplemental loans we do not expect to collect, mainly relating to the advances made as part of the Merrill Restructuring.

Partially offsetting the increase in provision for losses in the Affordable Housing Equity segment in 2012 is the $23.5 million recovery of stabilization escrow used in the Merrill Restructuring and recorded in the Affordable Housing Debt segment.

Interest Expense

Interest expense on borrowings and financings decreased by $0.4 million and $0.9 million for the three and six months ended June 30, respectively, primarily due to the payoff of the Centerline Financial Holdings LLC (“CFin Holdings”) credit facility in June 2011.

Other Income

Other income for the Affordable Housing Equity segment for the periods ended June 30 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2012	2011	% Change		2012	2011	% Change

Equity and other income	$58	$-	N/A	%	$58	$-	N/A	%
Gain on settlement of liabilities	-	2,612	(100.0)		-	2,612	(100.0)
Gain from repayment or sales of investments	25	154	(83.8)		25	154	(83.8)

Total other income	$83	$2,766	(97.0)%		$83	$2,766	(97.0)%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Gain on settlement of liabilities

The $2.6 million recorded during 2011 relates to previously accrued and capitalized interest on the CFin Holdings credit facility, which was waived upon the payment of the original principal amount of the facility and its subsequent termination.

Profitability

Profitability for the Affordable Housing Equity segment for the periods ended June 30 was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2012	2011	% Change	2012	2011	% Change

(Loss) income before other allocations	$(24,819)	$10,772	(330.4)%	$(26,991)	$15,128	(278.4)%
Net (loss) income	$(26,767)	$8,166	(427.8)%	$(31,783)	$9,665	(428.8)%

The change in income before other allocations reflects the revenues and expense changes discussed above.  Incremental costs incorporated in net income include allocations to the perpetual Centerline Equity Issuer Trust (“Equity Issuer”) preferred shares.

Affordable Housing Debt

The Affordable Housing Debt segment is responsible for providing financing to developers and owners of affordable multifamily properties. We originate and service affordable housing multifamily loans under GSE and FHA programs. We have risk-sharing obligations on most loans we originate under the Fannie Mae Delegated Underwriting Servicer (“DUS”) program. For a majority of loans originated under the DUS program, we absorb the first 5% of any losses on the unpaid principal balance of a loan if a default occurs; above 5% we share a percentage of the loss with Fannie Mae, with our maximum loss capped at 20% of the unpaid principal balance of a loan. We also have risk-sharing obligations on loans we originated under the Freddie Mac Delegated Underwriting Initiative (“DUI”) program.  For loans that we originated under the DUI program, we are obligated to reimburse Freddie Mac for a portion of any loss that may result from borrower defaults in DUI transactions.  For such loans, our share of the standard loss will be the first 5% of the unpaid principal balance and 25% of the next 20% of the remaining unpaid principal balance to a maximum of 10% of the unpaid principal balance.  We are no longer originating loans under DUI, as this program is no longer available.  Future loans with Freddie Mac that we will originate under the Freddie Mac Targeted Affordable Housing (“TAH”) program will have no risk-sharing components.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Revenues

For a description of our revenue recognition policies, see Note 2 to our 2011 Form 10-K.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2012	2011	% Change	2012	2011	% Change

Interest income:
Mortgage revenue bond interest income	$11,952	$13,078	(8.6)%	$25,735	$25,298	1.7%
Other interest income	5,078	5,146	(1.3)	9,994	7,629	31.0
Fee income:
Application and processing fees	44	71	(38.0)	100	113	(11.5)
Mortgage origination fees	334	141	136.9	782	371	110.8
Mortgage servicing fees	1,002	941	6.5	1,977	1,835	7.7
Other:
Gain on sale of mortgage loans	1,187	563	110.8	3,392	1,442	135.2
Miscellaneous	62	47	31.9	107	65	64.6

Total revenues	$19,659	$19,987	(1.6)%	$42,087	$36,753	14.5%

Interest Income

Mortgage Revenue Bond Interest Income

Our role as special servicer of the mortgage revenue bonds allows us to repurchase those bonds in special servicing. Accordingly, we re-recognize bonds as assets when transferring them into special servicing and de-recognize bonds when transferring them out of special servicing.  The decrease in mortgage revenue bond interest income for the three months ended June 30, 2012, is primarily due to the decrease in the average unpaid principal balance (as shown in the table below).   The increase in mortgage revenue bond interest income for the six months ended June 30, 2012, is primarily due to the recovery of bad debt related to certain defaulted bonds.

The following table presents information related to our mortgage revenue bond interest income:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2012	2011	% Change	2012	2011	% Change

Average number of bonds on the balance sheet not receiving sale recognition	92	95	(3.2)%	93	96	(3.1)%
Average balance (unpaid principal balance)	$798,009	$850,738	(6.2)%	$799,304	$859,394	(7.0)%
Weighted average yield	5.99%	6.15%		6.44%	5.89%

Other Interest Income

Other interest income includes the interest recorded on retained interests from the 2007 re-securitization transaction primarily related to the Series A-1 Freddie Mac Certificates in the amount of $3.6 million and Series B Freddie Mac Certificates in the amount of $6.1 million.  The increase in other interest income of $2.4 million for the six months ended June 30, 2012 is primarily due to an increase in the effective yield of the Series B Freddie Mac certificates from 31.73% in 2011 to 69.94% in 2012 due to the increase in projected cash flows subsequent to the impairments recorded in prior years as a result of the restructuring of certain bonds.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Fee Income

Mortgage Origination Fees

Affordable Housing Debt mortgage loan originations for the periods ended June 30 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011	% Change	2012		2011	% Change

Total mortgage origination activity(1)	$27,464		$6,902	297.9%	$48,279		$15,447	212.5%
Mortgages originated in prior periods
and sold during the period	9,750		4,203		54,557		17,000
Less: mortgages originated but not yet
sold(2)	(4,304)		-		(4,304)		-
Total mortgage origination activity
recognized for GAAP and for which
revenue is recognized	$32,910		$11,105	196.4%	$98,532		$32,447	203.7%

		% of Total		% of Total		% of Total		% of Total

Fannie Mae	$32,910	100.0%	$11,105	100.0%	$98,532	100.0%	$32,447	100.0%
	$32,910	100.0%	$11,105	100.0%	$98,532	100.0%	$32,447	100.0%

(1)	Includes all mortgages funded during the period.
(2)	Included in Other Investments – mortgage loans held for sale.

Our mortgage origination volume recognized for generally accepted accounting principles (“GAAP”) purposes increased by 196.4% and 203.7% for the three and six months ended June 30, 2012, respectively, primarily due to the hiring of a highly experienced affordable debt team during the second half of 2011, which resulted in increased loan origination capabilities and execution.  We have several affordable housing debt origination and underwriting teams, geographically disbursed, to help us achieve future origination goals.  For the three and six months ended June 30, 2012, we originated 5 and 15 loans in the aggregate amount of $32.9 million and $98.5 million, respectively, as compared to 5 and 8 loans in the aggregate amount of $11.1 million and $32.4 million during the same periods of 2011.  Primarily due to pricing, our 2012 originations earned higher trading premiums, which resulted in mortgage origination revenue not increasing proportionally to origination volume.

Mortgage Servicing Fees

Mortgage servicing fees increased in the three and six months ended June 30, 2012 due to an increase in the Affordable Housing Debt loan servicing portfolio year over year.  These increases can be attributed to an increase in new originations towards the end of 2011 and into 2012, creating a larger portfolio balance and an increase in servicing fee revenue.  Originations made in 2012 were adequate to offset loan payoffs and maturities in the portfolio.

Our portfolio balances at June 30, 2012 and 2011 were as follows:

	June 30,
(dollars in thousands)	2012	2011	% Change

Primary servicing portfolio	$622,677	$477,819	30.3%

Gain on Sale of Mortgage Loans

We experienced an increase in gain on sales of loans for the three and six months ended June 30, 2012 as compared to the same periods in 2011 due to an increase in mortgage servicing rights (“MSR”) balances and premium revenues received on new loans originated.  The valuation of new MSRs resulted in increased revenue of $0.6 million and $1.2 million and premium revenues increased by $0.1 million and $0.7 million, respectively, in the 2012 periods as compared to the 2011 periods primarily as the result of an overall increase in origination volume.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Expenses

Expenses for the Affordable Housing Debt segment for the periods ended June 30 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2012	2011	% Change	2012	2011	% Change

General and administrative expenses
Salaries and benefits	$860	$398	116.1%	$2,239	$515	334.8%
Other	2,099	2,105	(0.3)	4,305	4,186	2.8
Total general and administrative	2,959	2,503	18.2	6,544	4,701	39.2
Provision for risk sharing obligations	-	-	N/A	-	238	(100.0)
Stabilization escrow reserve recovery	(23,549)	-	N/A	(23,549)	-	N/A
Interest expense:
Borrowings and financings	11,616	11,878	(2.2)	23,300	23,976	(2.8)
Derivatives – change in fair value	4,085	2,397	70.4	3,144	1,677	87.5
Preferred shares of subsidiary	960	960	-	1,920	1,920	-
Depreciation and amortization	553	561	(1.4)	883	841	5.0

Total expenses	$(3,376)	$18,299	(118.4)%	$12,242	$33,353	(63.3)%

Average borrowing rate	6.59%	6.53%		6.59%	6.33%
Average SIFMA rate	0.21%	0.20%		0.16%	0.23%

N/M – Not meaningful.

General and Administrative

General and administrative expense increased by $0.5 million and $1.8 million for the three and six months ended June 30, 2012, respectively, primarily due to an increase in salaries and benefits from hiring an experienced Affordable Housing Debt team in the second half of 2011.

Stabilization Escrow Reserve Recovery

Changes in 2012 relate to the $23.5 million of stabilization escrow used to complete the Merrill Restructuring for which reserves were previously recorded.  As a result, the reserve relating to the stabilization escrow was reversed (see Note 21 under Loss Reserve Relating to Yield Transactions to the condensed consolidated financial statements).

Interest Expense

Interest expense represents direct financing costs, including on-balance sheet securitizations of mortgage revenue bonds and distributions on preferred shares of Equity Issuer.  The decrease in interest expense is primarily due to a decrease in the outstanding secured financing weighted average principal balance from $657.3 million at June 30, 2011 to $616.6 million at June 30, 2012.

Interest Expense - Derivatives

The increase in interest rate derivatives during 2012 is due to unfavorable changes in the fair value of our free-standing derivatives as the market expectation of future SIFMA rates decreased.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Other Income

Other income for the Affordable Housing Debt segment for the periods ended June 30 was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2012	2011	% Change	2012	2011	% Change

Gain from repayment or sales of
investments	$795	$1,170	(32.1)%	$795	$1,170	(32.1)%
Total other income	$795	$1,170	(32.1)%	$795	$1,170	(32.1)%

Gain from repayment or sales of investments

The $0.8 million recorded for 2012 reflects gain recognized for four bonds that received sale treatment.  The $1.2 million recorded for 2011 reflects gain recognized for five bonds that received sale treatment.

Profitability

Profitability for the Affordable Housing Debt segment for the periods ended June 30 was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2012	2011	% Change		2012	2011	% Change

Income before other allocations	$23,830	$2,858	N/M	%	$30,640	$4,570	N/M	%
Net income (loss)	$20,085	$(296)	N/M	%	$21,922	$(2,075)	N/M	%

N/M - Not meaningful.

The change in income before other allocations and net income (loss) reflects the revenue and expense changes discussed above.  Incremental costs incorporated in net loss include allocations to the perpetual Equity Issuer preferred shares.

Mortgage Banking

The primary business function of the Mortgage Banking segment is to underwrite, originate, and service conventional multifamily loans under GSE, Ginnie Mae and FHA programs.  Originated loans are pre-sold to GSEs and in many cases, are used as collateral for mortgage-backed securities issued and guaranteed by the GSE and traded in the open market.  We earn origination fees and trading-premium revenues.  We also recognize MSR revenues on loans we originate as in most cases we retain the servicing rights.  Trading premiums and MSR values are recorded as gains on sale of mortgage loans on our Condensed Consolidated Statements of Operations.  During 2012, we experienced an increase in origination volume as compared to 2011 primarily due to the efforts to increase our origination capabilities over the past year that included the growth of our small loan business and the increase in our loan origination teams located in offices nationwide.  Recently, we opened new offices in Boston and Chicago in 2011 and Los Angeles and Dallas in 2012 and added small loan production representatives in Dallas and Irvine.  As a result, origination fees, trading-premium revenues and MSR revenues increased during 2012.

During the first quarter of 2012, we initiated several steps to diversify products we can offer to our customer base.  These steps included: (i) adding a bridge lending capability for financing small multifamily properties through a joint venture with a third party; (ii) negotiating origination agreements with several commercial mortgage-backed securities (“CMBS”) finance companies so that we can offer CMBS mortgage loan products to our clients; (iii) completing discussions to source joint venture equity opportunities on multifamily properties for a third party in exchange for first look opportunities to provide debt financing; and (iv) adding an origination capability for financing small multifamily properties on a correspondent basis for a life insurance company. We expect these initiatives to be fully implemented later in 2012.

We earn mortgage-servicing fees on our servicing portfolio of approximately 1,400 loans.  Our servicing fees provide a stable revenue stream.  Servicing fees are based on contractual terms and earned over the life of a loan.  In addition, we earn interest income from escrow deposits held on behalf of borrowers and on loans while they are being financed by our warehouse line, as well as late charges, prepayments of loans and other ancillary fees.

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

Our servicing fees for risk-sharing loans include compensation for the risk-sharing obligations and are larger than the servicing fees we receive for loans with no risk-sharing obligations.  We receive a lower servicing fee for loans with modified risk-sharing than for loans with full risk-sharing.  While our origination volume increased significantly from the second quarter of 2011 through the second quarter of 2012, our servicing portfolio only increased slightly due to the increases in originations occurring at a similar rate that loan maturities and payoffs occurred.  However, because our risk-sharing product and the rate of related servicing fees have increased in recent years, we have experienced an increase in our overall servicing fees in 2012.

Revenues

For a description of our revenue recognition policies, see Note 2 to our 2011 Form 10-K.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2012	2011	% Change	2012	2011	% Change

Interest income	$1,315	$1,102	19.3%	$2,128	$1,910	11.4%
Fee income:
Mortgage origination fees	1,500	1,127	33.1	2,777	1,951	42.3
Mortgage servicing fees	5,546	5,088	9.0	10,815	9,966	8.5
Other fee income	248	179	38.5	358	300	19.3
Other:
Gain on sale of mortgage loans	9,782	7,186	36.1	17,990	12,029	49.6
Prepayment penalties	398	120	231.7	560	159	252.2
Other revenues	635	133	377.4	1,172	326	259.5

Total revenues	$19,424	$14,935	30.1%	$35,800	$26,641	34.4%

Interest Income

The increase in interest income is primarily due to an increase in the interest earned on loans while being financed on the warehouse line.  Although average interest rates on multifamily mortgage loans are lower in 2012 as compared to 2011, interest income earned increased due to the increase in origination volume achieved during 2012 and the resulting increase in the average balance of loans warehoused.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Fee Income

Mortgage Origination Fees

Mortgage originations for the periods ended June 30 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011	% Change	2012		2011	% Change

Total mortgage origination activity (1)	$388,361		$256,907	51.2%	$622,540		$427,900	45.5%
Mortgages originated in prior periods
and sold during the period	73,096		76,274		134,728		58,460
Less: mortgages originated but
not yet sold(2)	(120,552)		(93,536)		(120,552)		(93,536)
Total mortgage origination activity
recognized for GAAP and for
which revenue is recognized	$340,905		$239,645	42.3%	$636,716		$392,824	62.1%

		% of Total		% of Total		% of Total		% of Total

Fannie Mae	$240,085	70.4%	$190,915	79.7%	$424,470	66.7%	$333,094	84.8%
Freddie Mac	100,820	29.6	42,000	17.5	170,684	26.8	53,000	13.5
FHA	-	-	6,730	2.8	41,562	6.5	6,730	1.7
	$340,905	100.0%	$239,645	100.0%	$636,716	100.0%	$392,824	100.0%

(1)	Includes all mortgages funded during the period.
(2)	Included in Other Investments – mortgage loans held for sale.

Our mortgage origination volume recognized for GAAP purposes increased by 42.3% and 62.1% for the three and six months ended June 30, 2012, respectively, primarily due to an increase in our origination capabilities.  The increase in our origination capabilities includes increasing our origination teams throughout 2011 and the first half of 2012, and the expansion of our small loans initiative, which began in the fourth quarter of 2009, to underwrite and originate smaller loans under our Fannie Mae DUS program.  The small loan division increased originations by 40.0% and 40.5% for the three and six months ended June 30, 2012 compared to the same periods in 2011.

For the six months ended June 30, 2011, mortgage origination revenues included a non-refundable origination fee of $0.2 million received on a portfolio of loans that were not originated until later in 2011.  These loans were in the application stage at the time the revenue was recognized.  With the exception of such revenue, mortgage origination revenue increased proportionally to mortgage originations for the period.

Mortgage Servicing Fees

As previously noted, mortgage servicing fees are a significant source of revenue for us.  Our portfolio of loans has increased slightly due to increases in originations occurring at approximately the same rate that loan maturities, payoffs and refinancing occurred.  While it has been, and will continue to be, a priority of ours to retain maturing loans and refinances in our portfolio, we are experiencing an increase in competition from lenders that had not been active in prior periods, such as banks and life insurance companies.  During the next twenty-four months, 175 loans with an outstanding principal balance of $1.1 billion (which represents 12.6% of the servicing portfolio) are due to mature.

Our portfolio balances at June 30 were as follows:

	June 30,
(dollars in thousands)	2012	2011	% Change

Primary servicing portfolio	$8,452,688	$8,127,583	4.0%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

The portfolio has increased slightly over the past year; however, due to the nature of more recent originations, we have experienced a greater increase in servicing fees earned from the portfolio.  We currently earn higher servicing fees because we are originating more shared-risk product than in the past.  Loans that are currently being paid off are those with lower servicing fee rates, resulting in a higher weighted-average servicing fee being earned on the portfolio.  Weighted-average servicing rates increased from 24.7 basis points at June 30, 2011 to 26.0 basis points at June 30, 2012.

Other

Gain on Sale of Mortgage Loans

We experienced an increase in gain on sales of loans for the three and six months ended June 30, 2012 as compared to the same periods in 2011 due to an increase in MSR balances and premium revenues received on new loans originated.  The valuation of new MSRs resulted in increased revenue of $1.4 million and $2.9 million and premium revenues increased by $1.2 million and $3.0 million in the 2012 periods as compared to the 2011 periods primarily as the result of an overall increase in origination volume.

Other Revenues

Other revenues consist primarily of securitization profits on certain of our Freddie Mac loans if Freddie Mac packages the loan into a securitization pool.  During the three and six months ended June 30, 2012, we received fees on securitizations in the total amount of $223.4 million and $370.8 million as compared to $44.3 million and $95.2 million in the comparable 2011 periods, earning approximately $0.4 million and $0.6 million in additional revenues related to this program.

Expenses

Interest expense in the Mortgage Banking segment represents direct financing costs, including asset-backed warehouse lines (used for mortgage loans we originate).  Other major expenses include amortization of MSRs, salaries and other costs of employees working directly in this business.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2012	2011	% Change	2012	2011	% Change

General and administrative expenses
Salaries and benefits	$3,972	$3,201	24.1%	$8,375	$6,078	37.8%
Other	2,937	2,580	13.8	6,357	4,909	29.5
Total general and administrative	6,909	5,781	19.5	14,732	10,987	34.1

Recovery of risk sharing obligations	(1,537)	-	N/A	(1,537)	-	N/A
Interest	726	391	85.7	1,163	640	81.7
Depreciation and amortization	3,450	2,680	28.7	6,596	5,410	21.9

Total expenses	$9,548	$8,852	7.9%	$20,954	$17,037	23.0%

  Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

General and Administrative

General and administrative expense increased by $1.1 million and $3.7 million for the three and six months ended June 30, 2012, primarily due to a $0.8 million and $2.3 million increase in salaries and benefit related costs due to the initiatives made throughout 2011 and 2012 to increase origination activity by adding origination teams in certain geographical locations nationwide, as well as continued growth in the team supporting our small loan group.  The number of employees increased by 22 from June 30, 2011 to June 30, 2012.  We also experienced an increase of $0.4 million and $0.3 million related to fees paid for the referral of loans from related parties (see Note 19 to the condensed consolidated financial statements).  The remaining variance of $1.1 million for the six months ended June 30, 2012 is attributed to increases in various expense items directly related to the increased volume of mortgage loan originations and increased headcount within the segment.  These items include broker fees, recruiting costs, subservicing expenses and other allocable employee related costs.

Recovery of Risk Sharing Obligations

Provision for risk-sharing obligations reflects our estimated portion of losses on DUS loans in our loss sharing program with Fannie Mae (see Note 21 to the condensed consolidated financial statements).  During the second quarter of 2012, as a result of payoffs and improved property performance on loans in our risk-sharing program with Fannie Mae in the past year, we have reduced our provision for risk-sharing obligations by $1.5 million.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $0.8 million and $1.2 million for the three and six months ended June 30, 2012 primarily due to greater MSR values on a larger number of loans in the portfolio being amortized as compared to the same periods in 2011.

Profitability

Profitability for the Mortgage Banking segment for the periods ended June 30 was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2012	2011	% Change	2012	2011	% Change

Income before other allocations	$9,876	$6,083	62.4%	$14,846	$9,604	54.6%
Net income	$7,382	$3,798	94.4%	$8,854	$4,847	82.7%

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

We have made significant progress in upgrading and restructuring the Asset Management platform to enhance its reporting and management capabilities by (i) recruiting highly skilled real estate professionals who have significant experience in real estate investment management, (ii) beginning a program of regionalization to place our professionals closer to the assets and developer partners, enhancing the ability to manage, mitigate and solve issues that may occur with assets under management, and (iii) instituting a more extensive series of site and sponsor visits which has enhanced our relationship with developer partners, facilitating greater transparency, information sharing and shared problem solving when issues occur.  Further we have made significant improvement in our technology systems.  We have ensured the integrity of our data, and the enhancements to our systems have provided us with enhanced ability to analyze our portfolio in many ways to better report to our investors and to be able to identify both problems and opportunities with the portfolio.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Revenues

For a description of our revenue recognition policies, see Note 2 of our 2011 Form 10-K.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2012	2011	% Change	2012	2011	% Change

Asset management fees	$5,523	$5,892	(6.3)%	$11,242	$11,777	(4.5)%
Other revenues	5	23	(78.3)	5	69	(92.8)

Total revenues	$5,528	$5,915	(6.5)%	$11,247	$11,846	(5.1)%

Asset Management Fees

The decrease in asset management fees is due to the lower number of properties managed in 2012 as compared to the same period in 2011.

Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2012	2011	% Change	2012	2011	% Change

General and administrative expenses
Salaries and benefits	$1,932	$1,727	11.9%	$3,811	$3,706	2.8%
Other	442	620	(28.7)	1,097	1,042	5.3
Total general and administrative	2,374	2,347	1.2	4,908	4,748	3.4
Depreciation and amortization	57	59	(3.4)	92	113	(18.6)
Total expenses	$2,431	$2,406	1.0%	$5,000	$4,861	2.9%

Profitability

Profitability for the Asset Management segment for the periods ended June 30 was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2012	2011	% Change	2012	2011	% Change

Income before other allocations	$3,097	$3,509	(11.7)%	$6,247	$6,985	(10.6)%
Net income (loss)	$357	$549	(35.0)%	$(262)	$940	(127.9)%

The change in income before other allocations reflects the revenue and expense changes presented above.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2012	2011	% Change	2012	2011	% Change

General and administrative expenses:
Salaries and benefits	$3,752	$3,731	0.6%	$7,826	$7,682	1.9%
Other	6,862	5,671	21.0	14,493	12,511	15.8
Total general and administrative	10,614	9,402	12.9	22,319	20,193	10.5
Interest expense:
Borrowings and financings	1,268	1,306	(2.9)	2,496	2,603	(4.1)
Lease termination costs	-	-		3,318	-	N/A
Depreciation and amortization	293	368	(20.4)	608	809	(24.8)

Total expenses	$12,175	$11,076	9.9%	$28,741	$23,605	21.8%

General and Administrative

Other

Other general and administrative expenses increased mainly due to legal fees that we incurred and advisory fees that we were required to reimburse to our lenders relating to the amendments to our Second Amended and Restated Revolving Credit and Term Loan Agreement (as subsequently amended, the “Credit Agreement”) which we entered into during the first and second quarter of 2012  as well as expenses we incurred relating to the move to our new headquarters.  These were partially offset by the decrease in rent expense upon on move to the new headquarters.

Lease Termination Costs

Lease termination costs recorded in the six months ended June 30, 2012 were in connection with the Surrender Agreement and the cease use of the remainder of the space in our former headquarters in February 2012.

Depreciation and Amortization

Depreciation and amortization expense decreased mainly due to certain fixed assets and certain intangible assets that were fully depreciated in 2011 partially offset by the additional leasehold improvements and other fixed assets that we acquired relating to our move to the new headquarters which we started depreciating in February 2012.

Other income

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2012	2011	% Change	2012	2011	% Change

Gain on settlement of liabilities	$-	$-	-%	$-	$1,756	(100.0)%

The gain on settlement of liabilities recorded in 2011 is a result of the redemption of Series A Convertible Community Reinvestment Act Preferred Shares (“Convertible CRA Shares”) for cash.  The cash payments were less than the carrying value of the convertible shares resulting in a $1.8 million gain on settlement of such liabilities.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

A summary of the impact the Tax Credit Fund Partnerships and Tax Credit Property Partnerships have on our Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011

Revenues	$27,205	$27,214	$54,782	$53,472
Interest expense	(13,039)	(12,287)	(26,588)	(25,203)
Other expenses	(55,024)	(140,977)	(121,116)	(195,660)
Other losses	(67,354)	(122,595)	(220,718)	(184,036)
Allocations to limited partners	108,209	248,641	313,636	351,421

Net impact	$(3)	$(4)	$(4)	$(6)

The following table summarizes the number of Consolidated Partnerships at June 30:

	2012	2011

Tax Credit Fund Partnerships	141	141
Tax Credit Property Partnerships	89	89

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

Our revenue from Consolidated Partnerships is from assets held in funds that we manage as well as rental income from properties in partnerships we consolidate.  Interest expense is from borrowings to bridge timing differences between when funds deploy capital and when subscribed investments are received for Tax Credit Fund Partnerships (“Bridge Loans”), as well as mortgages and notes held at the Tax Credit Property Partnerships.  The decrease in other expenses primarily relates to a decrease of $21.6 million and $14.2 million in the provision for bad debt and a decrease of $59.7 million in impairments on land, buildings and improvements of Tax Credit Property Partnerships for the three and six months ended June 30, 2012.

Other losses principally represent the equity losses that Tax Credit Fund Partnerships recognize in connection with their investments in non-consolidated Tax Credit Property Partnerships.  The decrease in losses during the three months ended June 30, 2012 primarily resulted from an decrease of $57.1 million related to impairments recognized on Tax Credit Property Partnership equity investments, a reduction of $11.8 million in equity losses of Tax Credit Fund Partnerships whose equity investment balances in certain Tax Credit Property Partnerships have reached a zero balance.  Therefore no additional losses have been recorded.  This was offset by an increase of $12.5 million in expenses recognized by certain Tax Credit Property Partnerships pertaining to the change in value of their interest rate derivatives and an increase of approximately $0.8 million of losses due to properties being sold or foreclosed during the second quarter of 2012.  The increase in losses during the six months ended June 30, 2012 primarily resulted from an increase of $59.8 million related to impairments recognized on Tax Credit Property Partnership equity investments,  an increase of $19.5 million in expenses recognized by certain Tax Credit Property Partnerships pertaining to the change in value of their interest rate derivatives and an increase of approximately $5.1 million of losses due to properties being sold or foreclosed during 2012, offset by a decrease of $32.3 million in recognized gains, net of losses on the sale of property investments during 2012 and a reduction of $22.8 million in equity losses of Tax Credit Fund Partnerships whose equity investment balances in certain Tax Credit Property Partnerships have reached a zero balance.

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

Eliminations and Adjustments

Transactions between business segments are accounted for as third-party arrangements for the purposes of presenting business segment results of operations.  Inter-segment eliminations include:

•	fee income and expense reimbursement for fund management activities that are recorded in our Affordable Housing Equity segment and earned from Consolidated Partnerships;

•	Asset Management fees that are recorded in our Asset Management segment and earned from Affordable Housing Equity;

•	interest on mortgage revenue bonds that are not reflected as sold in Affordable Housing Equity and for which Tax Credit Property Partnerships within Consolidated Partnerships are the obligors; and

•	interest charges on outstanding intercompany balances; overhead and other operational charges between segments.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Income Taxes

The following table details the taxable and non-taxable components of our reported income (loss) for the periods ended:

	Three Months Ended June 30,
		% of		% of
(dollars in thousands)	2012	Revenues	2011	Revenues	% Change

(Loss) gain subject to tax	$(1,860)	(3.1)%	$8,228	14.6%	(122.6)%
Loss not subject to tax	$(106,479)	(177.0)%	$(244,471)	(433.0)%	(56.4)%

Loss before income taxes	$(108,339)	(180.1)%	$(236,243)	(418.5)%	(54.1)%

Income taxes	$87	0.1%	$(13)	(0.0)%	N/M %

Effective tax rate – consolidated basis	(0.08)%		0.01%

Effective tax rate for corporate subsidiaries subject to tax	(4.67)%		(0.16)%

	Six Months Ended June 30,
		% of		% of
(dollars in thousands)	2012	Revenues	2011	Revenues	% Change

(Loss) gain subject to tax	$(8,014)	(6.6)%	$9,195	8.7%	(187.2)%
Loss not subject to tax	$(309,518)	(256.6)%	$(345,449)	(328.5)%	(10.4)%

Loss before income taxes	$(317,532)	(263.3)%	$(336,254)	(319.7)%	(5.6)%

Income taxes	$147	0.1%	$180	0.2%	(18.3)%

Effective tax rate – consolidated basis	(0.05)%		(0.05)%

Effective tax rate for corporate subsidiaries subject to tax	(1.83)%		2.01%

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

Our primary short term business needs include payment of compensation and general business expenses, facilitating debt and equity originations, fund management and asset management activities, and funding commitments and contractual payment obligations including debt amortization.  We fund these short-term business needs primarily with cash provided by operations, revolving credit facilities and asset-backed warehouse credit facilities.  Our long term liquidity needs include capital needed for potential strategic acquisitions or the development of new businesses, increased financing capacity to meet growth in our businesses, and the repayment of long-term debt.  Our primary sources of capital to meet long-term liquidity needs include cash provided by operations, term loan and revolver debt.  Currently, our long term liquidity is constrained and in particular we have limited liquidity for potential strategic acquisitions or the development of new businesses or to enable growth in our businesses.  In particular, our limited liquidity restricts our ability to warehouse investments within our LIHTC equity business. Continued constraints on our long term liquidity, should it negatively impact our ability to grow our businesses, could increase the risk of loss of members of executive management team and other key employees or otherwise impact our operations, which could have a material adverse effect on our ability to operate our business effectively and generate operating cash flow.  We have been out of compliance with covenants contained in the Credit Agreement and have obtained successive waivers from the lenders as described in this Form 10-Q.  We continue to work with the lenders under the Credit Agreement to more permanently resolve our covenant issues, and we expect to pursue any options available to us in order to avoid the consequences of covenant non-compliance (such as obtaining additional waivers for covenant non-compliance, working with our lenders to extend, modify or restructure our debt obligations, dispose of our assets or adjust our business, or otherwise pursue strategic and financial alternatives available to us in order to preserve enterprise value).  However, we can provide no assurance that such efforts would enable us to avoid defaults on or the acceleration of our obligations or, if implemented, will not involve a substantial restructuring or alteration of our business operations or capital structure. We are unable to project with certainty whether our long term cash flow from operations will be sufficient to repay our long-term debt when it comes due or to meet operating needs.  If our long term cash flow is insufficient, then we may need to refinance such debt or otherwise amend its terms to extend the maturity dates or delay amortization payments.  We cannot make any assurances that such refinancing or amendments would be available at attractive terms, if at all.

In addition, our liquidity is currently restricted due to:

•	the low price of our common shares which has made obtaining equity capital through equity offerings extremely difficult and uneconomical for us;

•	the lower level of debt financing available to us; and

•	current restrictions on our Revolving Credit Facility under the Credit Agreement which allow us to make draws only for LIHTC investments.

The mortgage loans originated in our Mortgage Banking and Affordable Housing Debt segments are closed in our name using cash borrowed from warehousing and repurchase lenders and sold within one week to three months following the loan closing to the GSEs or to the market as mortgage-backed securities guaranteed by Fannie Mae or Ginnie Mae and are backed by loans that we originate and are generally AAA rated securities.  We use the cash received from the sale to repay the warehouse borrowings.  At June 30, 2012, we had an aggregate outstanding balance of $121.0 million on our warehouse facilities with an average interest rate of 2.46%.

On November 2, 2010, Fannie Mae issued changes to the DUS Capital Standards that became effective January 1, 2011.  Among other provisions, the revised DUS Capital Standards raised the Restricted Liquidity Requirement by 25 basis points on Tier 2 mortgage loans and are being phased-in quarterly through the first quarter of 2014.  The implementation of the revised DUS Capital Standards by the Company through the first quarter of 2014 would increase the collateral required for our existing DUS portfolio by approximately $8.3 million assuming phase in of the full 25 basis point increase in the collateral requirement was applied to our current portfolio balance.  During the six months ended June 30, 2012, the collateral required for our DUS portfolio increased by $0.7 million.  As of June 30, 2012, we are in compliance with the collateral requirement.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

As of June 30, 2012, we had 320,291 Convertible CRA Shares outstanding.  As we had not repurchased these Convertible CRA Shares as of January 1, 2012, the holders of the Convertible CRA Shares have the option to require us to purchase the Convertible CRA Shares for the original gross issuance price per share, which totals $6.0 million.  The two holders of Convertible CRA Shares have exercised their option. We have been restricted from meeting this requirement pursuant to the terms of the Credit Agreement, and are in discussions with the holders of Convertible CRA Shares in an effort to settle this obligation for an amount significantly less than $6.0 million.  Due to our contractual obligations to certain former holders (the “Former Preferred Holders”) of our preferred shares, including our Convertible CRA Shares (collectively, the “Preferred Shares”), the settlement of our obligations to the current holders of Convertible CRA Shares may trigger payments to the Former Preferred Holders that agreed to the redemption of their Convertible CRA Shares on terms less favorable than those that are provided to the current holders of Convertible CRA Shares.  See “--Capital Resources—Term Loan and Revolving Credit Facility” for additional information regarding the Convertible CRA Shares outstanding and the rights of the Former Preferred Holders.

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

Notwithstanding current market conditions, management believes cash flows from operations, amounts available to be borrowed under our Revolving Credit Facility under the Credit Agreement, and capacity available under our warehouse facilities are sufficient to meet our current short term liquidity needs.

Cash Flows

	Six Months Ended
	June 30,
(in thousands)	2012	2011

Cash flow provided by (used in) operating activities	$14,810	$(14,192)
Cash flow provided by (used in) investing activities	39,586	(5,098)
Cash flow used in financing activities	(66,309)	(2,041)

Net decrease in cash and cash equivalents	$(11,913)	$(21,331)

Operating Activities

Operating cash flows include the warehousing of mortgage loans that we originate and sell to Fannie Mae and Freddie Mac, each of which has an associated sale commitment that allows us to recoup the full amount expended. The increase in cash flow provided by operating activities during the six months ended June 30, 2012 is primarily attributable to net proceeds of $64.1 million from mortgage loans sold compared to $18.3 million of net loans purchased in the six months ended June 30, 2011. Excluding these amounts from both years, cash flows used in operating activities were $49.3 million in the six months ended June 30, 2012 as compared to cash flow provided by operating activities of $4.1 million in the same period in 2011. Operating cash flow in 2011 was higher than in 2012 primarily due to $6.6 million collected during 2011 upon the closing of LIHTC funds and in 2012 the cash used for fund advances to certain Tax Credit Fund Partnerships, including those that we made as part of the Merrill Restructuring.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Investing Activities

Investing cash flows in 2012 were higher than in 2011 primarily as a result of a $23.5 million release of the stabilization escrow and the release of $22.1 million of collateral posted with counterparties as part of the Merrill Restructuring, partially offset by an increase in cash used in acquisition of equity interest in Tax Credit Property Partnerships net of proceeds from sale of equity interests in Tax Credit Property Partnerships.

Financing Activities

The level of financing inflows and outflows varies with the level of mortgage originations and also impacts operating cash flows as described above. We finance originations with warehouse lines that are repaid as the loans are sold. The decrease in cash flow from financing activities is primarily attributable to a net repayment of mortgage banking warehouse and repurchase facilities of $64.7 million during the six months ended June 30, 2012 compared to net draws on our warehouse facilities of $18.2 million during the same period of 2011. Excluding these amounts from both years, cash flows used in financing activities in the six months ended June 30, 2012 were $1.6 million as compared to cash flows used in financing activities of $20.3 million in the six months ended June 30, 2011. The decrease in cash used in financing activities was mainly a result of the $20.0 million repayment of CFin Holding credit facility in 2011 as compared to a $6.0 million payment on our term loan in 2012, partially offset by the $3.9 million Freddie Mac loan that we received in 2012 as part of the Merrill Restructuring.

Capital Resources

To fund our operations, we use cash provided by our operations as well as borrowings and other financing arrangements used as capital resources.

The table below reflects our financing obligations at the dates presented:

			June 30, 2012
	June 30,	December 31,	Available to		Maximum
(in thousands)	2012	2011	Borrow		Commitment

Term loan	$119,061	$125,014	$-		$119,061
Revolving credit facility	15,900	12,100	7,328	(1)	37,000
Mortgage Banking committed warehouse facilities	81,428	105,615	143,572	(2)	225,000
Mortgage Banking repurchase facilities	-	8,450	-	(2)	N/A
Multifamily ASAP facility	39,602	71,670	-	(2)	N/A
Freddie Mac loan	3,899	-	-		3,899
Centerline Financial LLC ("CFin" or "Centerline Financial") credit facility	-	-	30,000		30,000
Subtotal	259,890	322,849	180,900

Freddie Mac Secured Financing(3)	529,364	618,163	N/A		N/A
Subtotal (excluding Consolidated Partnerships)	789,254	941,012	180,900

Consolidated Partnerships	167,451	156,643	N/A		N/A

Total	$956,705	$1,097,655	$180,900

N/A – Not meaningful.

(1)
Borrowing availability reduced by outstanding letters of credit in the amount of $13.8 million. Once these letters of credit are terminated, $12.0 million associated with these letters of credit may not be redrawn.

(2)	Borrowings under these facilities are limited to qualified mortgage loans, which serve as collateral.
(3)	Relates to mortgage revenue bonds that we re-securitized but have not been accounted for as sold for accounting purposes (see Note 11 to the condensed consolidated financial statements).

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Term Loan and Revolving Credit Facility

Our Term Loan under the Credit Agreement matures in March 2017 and has an interest rate of 3.00% over either the prime rate or LIBOR at our election (which currently is LIBOR). We must repay $2.98 million in principal per quarter until maturity, at which time the remaining principal is due.

The Revolving Credit Facility under our Credit Agreement has a total capacity of $37.0 million. The Revolving Credit Facility matures in March 2015 and bears interest at 3.00% over either the prime rate or LIBOR at our election (which currently is LIBOR). Currently, the Revolving Credit Facility may only be used for LIHTC property investments. As of June 30, 2012, $15.9 million was drawn and $13.8 million in letters of credit were issued under the Revolving Credit Facility. Once terminated, $12.0 million out of the amount of the Revolving Credit Facility associated with these letters of credit cannot be redrawn. At June 30, 2012, the undrawn balance of the Revolving Credit Facility was $7.3 million.

The Credit Agreement has the following customary financial covenants:

•	minimum ratio of consolidated EBITDA to fixed charges, which became effective for us as of June 30, 2011; and

•	maximum ratio of funded debt to consolidated EBITDA, which became effective for us as of June 30, 2012.

The Credit Agreement contains restrictions on distributions.  We generally are not permitted to make any distributions or redeem or purchase any of our shares, including Convertible CRA Shares, except in certain circumstances, such as distributions to the holders of preferred shares of Equity Issuer, a subsidiary of the Company, if and to the extent that such distributions are made solely out of funds received from Freddie Mac as contemplated by a specified transaction (“EIT Preferred Share Distributions”).

In 2011, we entered into a waiver to the Credit Agreement (the “Waiver”) and two subsequent amendments to the Waiver, which among other things, added covenants to the Credit Agreement that restrict (x) the use of proceeds drawn from our Revolving Credit Facility solely to LIHTC investments, (y) contracts and transactions with Island Centerline Manager LLC, an entity owned and operated by a subsidiary of Island Capital (collectively, “Island”), The Related Compaies LP (“TRCLP”), and C-III Capital Partners, LLP (“C-III”) and their affiliates, subject to certain carve-outs, and (z) other specified material and non-ordinary course contracts and transactions, including property management contracts with Island, TRCLP and C-III and their affiliates.

On February 28, 2012, we entered into a third amendment to the Waiver, which among other things:  (i) extended the deadline by which we were required to deliver certain specified financial data and other information to the administrative agent under the Credit Facility and, in certain cases, to the lenders under the Credit Agreement; (ii) included certain conditions subsequent requiring us to deliver additional specified financial data and other information to the administrative agent by certain dates; (iii) granted a waiver of our noncompliance with the Credit Agreement’s Consolidated EBITDA to Fixed Charges Ratio solely with respect to the quarter ended December 31, 2011, although we have determined that we were in compliance with such ratio with respect to the quarter ended December 31, 2011; (iv) required us to pay certain costs and expenses incurred by the administrative agent in administering the Credit Agreement; and (v) requires us to pay prescribed monthly consulting fees to the administrative agent’s consultant.

On May 18, 2012, we entered into a fourth amendment to the Waiver, which among other things: (i) granted a waiver through July 16, 2012 of our noncompliance with the Consolidated EBITDA to Fixed Charges Ratio covenant contained in our Credit Agreement with respect to the fiscal quarter ended September 30, 2011 which was necessitated by our failure to deliver certain 2012 projections that demonstrate compliance with the financial covenant set forth in the  prior waiver; (ii) granted a waiver through July 16, 2012 of our noncompliance with the Consolidated EBITDA to Fixed Charges Ratio covenant contained in our Credit Agreement with respect to the fiscal quarter ended March 31, 2012; and (iii) waived the requirement that we provide the lenders under our Credit Agreement with certain 2012 projections that demonstrate compliance with the financial covenant.

On July 16, 2012, we entered into a fifth amendment to the waiver to the Credit Agreement, for which Bank of America, N.A. is the administrative agent, (the “Fifth Amendment to the Waiver”), which among other things: (i) granted a waiver through October 5, 2012 of our noncompliance with the Consolidated EBITDA to Fixed Charges Ratio covenant contained in our Credit Agreement with respect to the fiscal quarters ended September 30, 2011, March 31, 2012 and June 30, 2012; (ii) granted a waiver through October 5, 2012 of our noncompliance with the Total Debt to Consolidated EBITDA Ratio covenant contained in our Credit Agreement with respect to the fiscal quarter ended June 30, 2012; (iii) required us to pay certain costs and expenses incurred by the administrative agent in administering the Credit Agreement; (iv) requires us to provide certain additional information regarding our fund business; and (v) removed the terms in the Credit Agreement that restricted our ability to repurchase the Convertible CRA Shares, allowing at any time prior to August 15, 2012, subject to specified terms, for the negotiation and redemption of all outstanding Convertible CRA Shares and settling, retiring and terminating any contractual obligations to certain former holders (the “Former Preferred Holders”) of our preferred shares, including the Convertible CRA Shares (collectively, the “Preferred Shares”), who agreed to the redemption of their Preferred Shares in 2010.    The Fifth Amendment to the Waiver requires us to negotiate in good faith with the current holders of the Convertible CRA Shares and the Former Preferred Holders in an effort to redeem the outstanding Convertible CRA Shares and otherwise settle certain rights of the Former Preferred Holders.  The redemption of the Convertible CRA Shares held by the current holders thereof may trigger rights we granted to the Former Preferred Holders that were redeemed in 2010 to be treated no less favorably with respect to the redemption of their Preferred Shares than any holder of Convertible CRA Shares that is subsequently redeemed (“Most Favored Nation Rights”). Certain of the Former Preferred Holders also have anti-dilution rights (the “Anti-Dilution Rights”), which, for a specified period of time, prohibit us from issuing securities if such issuance would reduce such Former Preferred Holders’ ownership of our Common Shares below specified percentages. The Fifth Amendment to the Waiver requires us to negotiate in good faith to redeem the outstanding Convertible CRA Shares and eliminate the Most Favored Nation Rights and the Anti-Dilution Rights and allows us to effect such redemptions and elimination of rights at any time prior to midnight on August 15, 2012; provided, however, that the costs of such redemptions and elimination of rights do not exceed specified amounts, which amounts are significantly less than the amount required to redeem the Convertible CRA Shares pursuant to their terms.  Bank of America, N.A. (we believe acting other than in its capacity as administrative agent under the Credit Agreement) and certain of its affiliates (collectively, the “BofA Entities”) are former Preferred Holders and have Most Favored Nation Rights and Anti-Dilution Rights.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Pursuant to the Fifth Amendment to the Waiver, on July 20, 2012, we sent the BofA Entities a proposal pursuant to which they would, in exchange for a fee, waive their Most Favored Nation Rights and terminate their Anti-Dilution Rights in connection with the redemption of the last two holders of Convertible CRA Shares.  The proposed fee was within the parameters specified in the Fifth Amendment to the Waiver.  The BofA Entities have not accepted our proposal, and instead, by letter dated, August 6, 2012, invoked their Most Favored Nation Rights relating to a prior redemption of Convertible CRA Shares, which may require a payment of $4 million, which exceeds the total amounts permitted to be paid to redeem the remaining Convertible CRA Shares and settle the existing Most Favored Nation Rights and Anti-Dilution Rights under the Fifth Amendment to the Waiver.  Accordingly, while we have reached agreement on terms with all other parties, we do not expect to be able to redeem the remaining outstanding Convertible CRA Shares and terminate the Most Favored Nation Rights and the Anti-Dilution Rights prior to the August 15, 2012 deadline specified in the Fifth Amendment to the Waiver.

The waivers granted in the fifth amendment to the Waiver will expire on October 5, 2012, and it is expected that we will not be in compliance with the Consolidated EBITDA to Fixed Charges Ratio covenant and Funded Debt to Consolidated EBITDA Ratio covenant in future periods. While we would pursue any options available to us in order to avoid the consequences of covenant non-compliance (such as obtaining additional waivers for covenant non-compliance, working with our lenders to extend, modify or restructure our debt obligations, dispose of our assets or adjust our business, or otherwise pursue strategic and financial alternatives available to us in order to preserve enterprise value), we can provide no assurance that such efforts would enable us to avoid defaults on or the acceleration of our obligations or if implemented will not involve a substantial restructuring or alteration of our business operations or capital structure. Our ability to obtain any additional waivers or concessions from our lenders will be impacted by the continued satisfaction of our covenants and obligations under the Credit Agreement, including those requiring scheduled amortization payments. In addition, a default under our Credit Agreement would result in a cross default under our mortgage banking warehouse facilities, which could eliminate our ability to originate mortgage loans, a development that would have a material adverse effect on our business, financial condition and results of operations.  If we do not comply with the covenants and obligations in the Credit Agreement or our other loan agreements, our lenders may choose to declare a default and exercise their remedies, including acceleration of the debt obligations, and as a consequence we may determine it advisable to seek protection under the provisions of the U.S. Bankruptcy Code in order to preserve enterprise value.

During such time that we are in discussions with our lenders regarding a further amendment to the Credit Agreement, we will be permitted to use proceeds drawn from our Revolving Credit Facility under the Credit Agreement solely for LIHTC investments.

Mortgage Banking Warehouse and Repurchase Facilities

On June 30, 2012, we had six warehouse facilities we use to fund our loan originations. Mortgages financed by these facilities (see Note 6 to the condensed consolidated financial statements), as well as the related servicing and other rights (see Note 7 to the condensed consolidated financial statements) have been pledged as security under these warehouse facilities. All loans securing these facilities have firm sale commitments with GSEs or the FHA. Our warehouse facilities include:

•
A $100 million committed warehouse facility that matures in September 2012 and bears interest at a rate of LIBOR plus 2.50%.  The interest rate on the warehouse facility was 2.75% as of June 30, 2012 and 2.80% as of December 31, 2011.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•
A $50 million committed warehouse facility that matures in November 2012 and bears interest at a rate of LIBOR plus a minimum of 2.75% and a maximum of 4.25%. The interest rate on the warehouse facility was 2.99% as of June 30, 2012 and 3.05% as of December 31, 2011.

•
A $75 million committed warehouse facility that matures in April 2013 and bears interest at a rate of LIBOR plus a minimum of 2.50% and a maximum of 3.50%. The interest rate on the warehouse facility was 2.75% as of June 30, 2012.

•
An uncommitted warehouse repurchase facility that provides additional resources for warehousing of mortgage loans with Fannie Mae.  This facility is scheduled to mature on November 16, 2012 and bears interest at a rate of LIBOR plus 3.50% with a minimum of 4.50%.  We also have an uncommitted warehouse repurchase facility with Freddie Mac, which is scheduled to mature on November 16, 2012 and bears interest at a rate of LIBOR plus 3.50% with a minimum of 4.00%.  However, effective June 30, 2012 our lender under this facility no longer operates master purchase and sale agreements to fund Freddie Mac loans with any new or existing counterparties.

•
An uncommitted facility with Fannie Mae under its Multifamily As Soon As Pooled Facility funding program.  This facility has no maturity date.  After approval of certain loan documents, Fannie Mae will fund loans after closing and the advances are used to repay our warehouse facilities.  Subsequently, Fannie Mae funds approximately 99% of the loan and Centerline Mortgage Capital Inc. (“CMC”) funds the remaining 1%.  CMC is later reimbursed by Fannie Mae when the assets are sold.  Effective June 2012, interest on this facility currently accrues at a rate of LIBOR plus 1.45%, with a minimum rate of 1.80%.  The interest rate on this facility was 1.80% as of June 30, 2012 and 1.70% as of December 31, 2011.

Unless otherwise stated, we expect, following our business needs to renew our warehouse facilities annually.  Our ability to originate mortgage loans depends upon our ability to secure and maintain these types of short-term financings on acceptable terms.  We believe that our existing warehouse lines and working capital will be sufficient to meet all of our borrowers' needs.

Freddie Mac Loan

In connection with the Merrill Restructuring (see Note 21 to the condensed consolidated financial statements), Freddie Mac provided Centerline Holding Company with a loan that shall be repaid in 18 equal monthly installments. Proceeds of this loan were used to repay principal on bonds included in the 2007 re-securitization to allow those bonds to stabilize.  The loan is non-interest bearing to the extent there are no defaults on installment payments.  Repayment of the loan is secured only by our Series B Freddie Mac Certificates.

Centerline Financial Credit Facility

In June 2006, Centerline Financial entered into a senior credit agreement.  Under the terms of the agreement, Centerline Financial is permitted to borrow up to $30.0 million until its maturity in June 2036, if needed to meet payment or reimbursement requirements under the yield transactions of Centerline Financial (see Note 21 to the condensed consolidated financial statements).  Borrowings under the agreement will bear interest at our election of either:

•	LIBOR plus 0.65% or;

•	1.40% plus the higher of the prime rate or the federal funds effective rate plus 0.75%.

As of June 30, 2012, no amounts were borrowed under this facility.  Neither Centerline Holding Company nor its subsidiaries are guarantors of this facility.  Due to a wind-down event caused by a capital deficiency under Centerline Financial’s operating agreement, which occurred in 2010, the Centerline Financial senior credit facility continues to be in default as of June 30, 2012.  Amounts under the Centerline Financial senior credit facility are still available to be drawn, and we do not believe this default has a material impact on our financial statements or operations.

Also as a result of the wind-down event, Centerline Financial is restricted from making any member distributions and is restricted from engaging in any new business.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Consolidated Partnerships

As of June 30, 2012 and December 31, 2011, the capital structure of our Consolidated Partnerships comprised debt facilities that are non-recourse to us, including:

•	notes payable by the Tax Credit Fund Partnerships collateralized either by the funds’ limited partners’ equity subscriptions or by the underlying investments of the funds; and

•	mortgages and notes payable on properties.

Further information about our financing obligations is included under Commitments and Contingencies later in this section.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way.

Commitments and Contingencies

Off Balance Sheet Arrangements

The following table reflects our maximum exposure and the carrying amounts recorded to account payable, accrued expenses and other liabilities as of June 30, 2012 for guarantees we and our subsidiaries have entered into and other contingent liabilities:

	Maximum	Carrying
(in thousands)	Exposure	Amount

Tax Credit Fund Partnerships credit intermediation(1)	$1,212,088	$18,214
Mortgage banking loss sharing agreements(2)	890,245	20,178
Credit support to developers(3)	174,754	-
Centerline Financial credit intermediation(4)	33,715	831
Letters of credit	13,772	-
General Partner property indemnifications	11,568	-
Contingent liabilities at the Consolidated Partnerships	11,270	-

	$2,347,412	$39,223

(1)   Through isolated special purpose entities, these transactions were undertaken to expand the Affordable Housing Equity business by offering agreed-upon rates of return to third-party investors for pools of multifamily properties in certain Tax Credit Fund Partnerships.  The carrying values of $18.2 million disclosed above relate to the deferred fees we earn for the transactions that we recognize over the period until maturity of these credit intermediations.

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
(4)   These transactions were undertaken to expand our Credit Risk Products business by offering credit intermediation to third-party customers.  To date, we have had minimal exposure to losses and anticipate no material liquidity requirements in satisfaction of any arrangement.  The carrying values of $0.8 million disclosed above relates to the deferred fees we earn for the transactions that we recognize over the period until maturity of these derivatives.

The maximum exposure amount is not indicative of our expected losses under the guarantees.  For details of these transactions, see Note 21 to the condensed consolidated financial statements.

SECTION 4 – FORWARD LOOKING STATEMENTS

Certain statements made in this report may constitute, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not historical facts, but rather our beliefs and expectations that are based on our current estimates, projections and assumptions about our Company and industry. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Some of these risks include, among other things:

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Item 4.  Controls and Procedures.

a)	Evaluation of Disclosure Controls and Procedures

Our President and Chief Operating Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act as of the end of the period covered by this quarterly report.  Based on such evaluation, they have concluded that our disclosure controls and procedures as of the end of the period covered by this quarterly report were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to our management, including the President and Chief Operating Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

b)	Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s condensed consolidated financial statements and therefore no accrual is required as of June 30, 2012.

Item 1A.  Risk Factors.

The following risk factor amends and supersedes the risk factor entitled “We may be unable to raise capital or access financing on favorable terms, or at all, and we may also be unable to repay or refinance our debt obligations,” contained in our 2011 Form 10-K.  Other than the change to the risk factor noted above, there have been no material changes to the risk factors previously disclosed in our 2011 Form 10-K. In addition to the other information discussed in this quarterly report on Form 10-Q, please consider the risk factor set forth below and those set forth in our 2011 Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

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

 In March 2010, we entered into the Credit Agreement and have subsequently entered into the Waiver and five amendments to the Waiver.  The Credit Agreement places certain restrictions on our activities, including, among other things:

•	limitations on our incurring additional unsecured indebtedness without lender approval;

•
restrictions on our ability to make any distributions or redeem or purchase any of our shares including Convertible CRA Shares, except in certain circumstances, such as EIT Preferred Share Distributions;

•	limitations on our ability to make new business investments without lender approval; and

•	restrictions on our ability to conduct transactions with our affiliates.

We must repay $2.98 million in principal per quarter on our Term Loan under the Credit Agreement until maturity in March 2017 at which time the remaining principal is due.  Our Revolving Credit Facility under the Credit Agreement matures in March 2015.

We were out of compliance with the Consolidated EBITDA to Fixed Charges Ratio covenant of the Credit Agreement with respect to the quarters ended September 30, 2011, March 31, 2012, and June 30, 2012 and the Funded Debt to Consolidated EBITDA Ratio covenant for June 30, 2012, and have received waivers with respect to such noncompliance from the lenders under the Credit Agreement.   The current waiver will expire on October 5, 2012, and it is expected that we will not be in compliance with the Consolidated EBITDA to Fixed Charges Ratio and Funded Debt to Consolidated EDITDA ratio covenants in future periods.  While we would pursue any options available to us in order to avoid the consequences of covenant non-compliance (such as obtaining additional waivers for covenant non-compliance, working with our lenders to extend, modify or restructure our debt obligations, dispose of our assets or adjust our business, or otherwise pursue strategic and financial alternatives available to us in order to preserve enterprise value), we can provide no assurance that such efforts would enable us to avoid defaults on or the acceleration of our obligations or if implemented will not involve a substantial restructuring or alteration of our business operations or capital structure. Our ability to obtain any additional waivers or concessions from our lenders will be impacted by the continued satisfaction of our covenants and obligations under the Credit Agreement, including those requiring scheduled amortization payments, such as the payment due September 30, 2012.  In addition, a default under our Credit Agreement would result in a cross default under our mortgage banking warehouse facilities, which could eliminate our ability to originate mortgage loans, a development that would have a material adverse effect on our business, financial condition and results of operations.  If we do not comply with the covenants and obligations in the Credit Agreement or our other loan agreements, our lenders may choose to declare a default and exercise their remedies, including acceleration of the debt obligations, and as a consequence we may determine it advisable to seek protection under the provisions of the U.S. Bankruptcy Code in order to preserve enterprise value.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Securities purchased by us

The Board of Trustees has authorized a common share repurchase plan, enabling us to repurchase, from time to time, up to 3.0 million common shares in the open market; however, under the terms of our Credit Agreement, we were restricted from acquiring capital stock while such facilities were outstanding.  The following table presents information related to repurchases of our equity securities during the second quarter of 2012 and other information related to our repurchase program:

			Total number	Maximum
			of shares	number
			purchased as	of shares that
			part of	may yet be
	Total	Weighted	publicly	purchased
	number of	average	announced	under the
	shares	price paid	plans	plans or
Period	purchased	per share	or programs	programs

April 1 – 30, 2012	-	$-	-	-
May 1 - 31, 2012	-	-	-	-
June 1 - 30, 2012	-	-	-	-

Total	-	$-	-	303,854

Other information required by this item, as well as information regarding our share repurchase program and share compensation paid to our independent trustees, is included in Note 25 to our 2011 Form 10-K.

During the second quarter of 2012, we did not sell any securities that were not registered under the Securities Act of 1933.

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

CENTERLINE HOLDING COMPANY
(Registrant)

Date: August 14, 2012	By:	/s/ Robert L. Levy
Robert L. Levy President and Chief Operating Officer (Principal Executive Officer)

Date: August 14, 2012	By:	/s/ Michael P. Larsen
Michael P. Larsen Chief Financial Officer (Principal Financial Officer)

Exhibit 101

INTERACTIVE DATA FILE

The following materials from Centerline Holding Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, formatted in XBRL:  (i) Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011; (iv) Condensed Consolidated Statement of Changes in Equity for the six months ended June 30, 2012; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (vi) Notes to the Condensed Consolidated Financial Statements.