Form 10-Q
period 2012-09-30
CENTERLINE HOLDING CO
filed 2012-11-19
CIK 1043325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-13237

CENTERLINE HOLDING COMPANY

(Exact name of registrant as specified in its charter)

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

As of November 12, 2012, there were 349.2 million outstanding shares of the registrant’s common shares of beneficial interest.

EXPLANATORY NOTE

On November 14, 2012, the United States Securities and Exchange Commission, in Securities Exchange Act of 1934 Release No. 68224, issued an exemptive order (the “Order”), exempting registrants, under certain conditions, from any requirement to file or furnish materials under certain Exchange Act Sections for the period from and including October 29, 2012 to November 20, 2012.

As a result of Hurricane Sandy, the corporate headquarters for Centerline Holding Company (the “Company”) was without power, closed and inaccessible by Company employees from October 29, 2012 through November 4, 2012. Widespread power and communications outages in the region further disrupted the ability of key personnel in the financial reporting and accounting function of the Company to access personnel and information technology resources needed to prepare and review the Company’s Form 10-Q for the quarterly period ended September 30, 2012 (the “Form 10-Q”). Accordingly, the Company was unable, in good faith, to file the Form 10-Q on a timely basis and, in filing the Form 10-Q on November 19, 2012 is relying on the exemption included in the Order.

Table of Contents

CENTERLINE HOLDING COMPANY

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CENTERLINE HOLDING COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2012	2011
	(Unaudited)

Assets:
Cash and cash equivalents	$95,334	$95,992
Restricted cash	17,233	16,185
Investments:
Available-for-sale	401,018	394,355
Equity method	13,026	8,794
Mortgage loans held for sale and other	187,725	190,192
Investments in and loans to affiliates, net	4,313	5,641
Intangible assets, net	8,333	8,784
Mortgage servicing rights, net	84,332	72,520
Deferred costs and other assets, net	52,265	75,791
Consolidated partnerships:
Equity method investments	2,773,437	3,079,803
Land, buildings and improvements, net	415,742	460,804
Other assets	243,521	264,437

Total assets	$4,296,279	$4,673,298

Liabilities:
Notes payable and other borrowings	$327,922	$322,849
Secured financing	520,096	618,163
Accounts payable, accrued expenses and other liabilities	184,946	187,230
Preferred shares of subsidiary (subject to mandatory repurchase)	55,000	55,000
Redeemable securities	6,000	-
Consolidated partnerships:
Notes payable	161,792	156,643
Due to tax credit property partnerships	82,913	132,246
Other liabilities	449,045	319,256

Total liabilities	1,787,714	1,791,387

Redeemable securities	-	6,000

Commitments and contingencies

Equity:
Centerline Holding Company beneficial owners’ equity:
Special preferred voting shares; no par value; 11,867 shares issued and outstanding in 2012 and 2011	119	119
Common shares; no par value; 800,000 shares authorized; 356,226 issued and 349,166 outstanding in 2012 and 2011	196,631	209,735
Treasury shares of beneficial interest – common, at cost; 7,060 shares in 2012 and 2011	(65,764)	(65,764)
Accumulated other comprehensive income	90,608	66,661

Centerline Holding Company total	221,594	210,751

Non-controlling interests	2,286,971	2,665,160

Total equity	2,508,565	2,875,911

Total liabilities and equity	$4,296,279	$4,673,298

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Interest income	$11,072	$9,955	$33,973	$30,048
Fee income	9,757	8,379	28,966	24,938
Gain on sale of mortgage loans	15,361	7,398	36,743	20,869
Other	673	393	3,012	1,962
Consolidated partnerships
Interest income, net	312	255	(701)	940
Rental income	26,170	26,022	81,754	77,719
Other	327	262	537	1,352
Total revenues	63,672	52,664	184,284	157,828

Expenses:
General and administrative	23,467	25,981	77,380	71,873
Provision for (recovery of) losses	14,738	(39,644)	20,502	(48,305)
Interest	14,007	21,599	44,192	51,173
Interest – distributions to preferred shareholders of subsidiary	960	960	2,880	2,880
Depreciation and amortization	3,696	3,712	11,948	10,966
Consolidated partnerships
Interest	6,630	4,919	16,152	13,584
Loss on impairment of assets	-	-	678	60,349
Other expenses	95,291	45,603	203,361	163,937
Total expenses	158,789	63,130	377,093	326,457

Loss before other (loss) income	(95,117)	(10,466)	(192,809)	(168,629)

Other (loss) income:
Equity and other income, net	55	-	113	-
Gain on settlement of liabilities	493	-	493	4,368
Gain from repayment or sale of investments	598	132	1,419	1,456
Other losses from consolidated partnerships	(56,684)	(53,798)	(277,403)	(237,834)

Loss from continuing operations before income tax provision	(150,655)	(64,132)	(468,187)	(400,639)
Income tax benefit (provision) – continuing operations	652	87	505	(93)

Net loss from continuing operations	(150,003)	(64,045)	(467,682)	(400,732)

Discontinued operations:
Net income from discontinued operations	-	-	-	253

Net loss	(150,003)	(64,045)	(467,682)	(400,479)

Net loss attributable to non-controlling interests	144,240	87,860	454,578	434,738

Net (loss) income attributable to Centerline Holding Company shareholders	$(5,763)	$23,815	$(13,104)	$34,259

Net (loss) income per share
Basic and Diluted
(Loss) income from continuing operations	$(0.02)	$0.07	$(0.04)	$0.10
(Loss) income from discontinued operations	$-	$-	$-	$- (1)

Weighted average shares outstanding
Basic and Diluted	349,166	349,166	349,166	348,995

(1) Amount calculates to zero when rounded.

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net Loss	$(150,003)	$(64,045)	$(467,682)	$(400,479)

Other comprehensive (loss)income - unrealized gains (losses), net	(5,785)	(14,036)	23,952	(11,943)

Comprehensive loss	(155,788)	(78,081)	(443,730)	(412,422)

Less: Other comprehensive loss attributable to non-controlling interests	144,249	87,865	454,573	434,762

Comprehensive (loss) income attributable to Centerline Holding Company shareholders	$(11,539)	$9,784	$10,843	$22,340

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands)

(Unaudited)

					Accumulated
	Special				Other	Non-
	Preferred				Comprehensive	Controlling
	Voting Shares	Common Shares		Treasury Shares	Income	Interests	Total
		Shares

January 1, 2012	$119	349,166	$209,735	$(65,764)	$66,661	$2,665,160	$2,875,911
Net loss	-	-	(13,104)	-	-	(454,578)	(467,682)
Unrealized gains, net	-	-	-	-	23,947	5	23,952
Contributions from limited partners for LIHTC transactions	-	-	-	-	-	84,538	84,538
Net decrease due to newly consolidated general partnerships	-	-	-	-	-	(990)	(990)
Distributions	-	-	-	-	-	(7,164)	(7,164)
September 30, 2012	$119	349,166	$196,631	$(65,764)	$90,608	$2,286,971	$2,508,565

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(467,682)	$(400,479)
Adjustments to reconcile net loss to cash flows (used in) provided by operating activities:
Non-cash loss from consolidated partnerships	458,556	444,951
Gain from repayment or sale of investments	(1,419)	(1,456)
Gain on settlement of liabilities	(493)	(4,368)
Lease termination costs	3,318	(1,081)
Credit intermediation assumption fees	2,402	3,599
Reserves for bad debts, net of reversals	47,337	8,076
Affordable Housing loss reserve recovery	(7,750)	(57,700)
Stabilization escrow reserve recovery	(23,549)	-
(Recovery of) provision for risk-sharing obligations	(1,017)	238
Other provision for losses	2,163	-
Depreciation and amortization	11,948	10,966
Share-based compensation expense	-	62
Change in fair value of derivatives	4,395	9,817
Non-cash expense, net	7,459	10,759
Capitalization of mortgage servicing rights	(21,482)	(12,646)
Changes in operating assets and liabilities:
Mortgage loans held for sale	2,467	(3,842)
Fund advances and other receivables	(53,112)	(1,569)
Other assets	(453)	(865)
Deferred revenues	1,143	(2,448)
Accounts payable, accrued expenses and other liabilities	(5,149)	(964)

Net cash flow (used in) provided by operating activities	(40,918)	1,050

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale and repayment of available-for-sale securities	151	147
Repayment of mortgage loans held for investment	-	322
Acquisition of equity interests in Tax Credit Property Partnerships	(13,610)	(15,475)
Proceeds from sale of equity interests to Tax Credit Fund Partnerships	9,776	14,564
Acquisition of investment properties	(4,393)	-
Proceeds from sale of investment properties	4,572	-
Deferred investment acquisition cost	(199)	-
Decrease (increase) in restricted cash, escrows and other cash collateral	44,577	(2,013)
Acquisition of furniture, fixtures and leasehold improvements	(619)	(1,524)
Equity investments and other investing activities	7	(949)

Net cash flow provided by (used in) investing activities	40,262	(4,928)

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to equity holders	(4,669)	(4,669)
Repayments of term loan	(8,929)	-
Repayment of Centerline Financial Holding Credit Facility	-	(20,000)
Increase (decrease) in mortgage banking warehouse and repurchase facilities	953	(179)
Increase in revolving credit facility	9,800	6,100
Proceeds from Freddie Mac loan	3,899	-
Repayments of Freddie Mac loan	(650)	-
Redemption of Convertible CRA Shares	-	(161)
Deferred financing and other offering costs	(406)	(271)

Net cash flow used in financing activities	(2)	(19,180)

Net decrease in cash and cash equivalents	(658)	(23,058)
Cash and cash equivalents at the beginning of the period	95,992	119,616

Cash and cash equivalents at end of period	$95,334	$96,558

Non-cash investing and financing activities:
Net change in re-securitized mortgage revenue bonds:
Secured financing liability	$98,067	$(44,182)
Mortgage revenue bonds	$(101,636)	$48,779
Decrease (increase) in Series B Freddie Mac Certificates	$1,511	$(2,164)
Decrease (increase) in Series A-1 Freddie Mac Certificates	$2,058	$(2,433)
Exchange of Convertible Special Common Units to Common Shares	$-	$7,102

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Description of Business and Basis of Presentation

A.	Description of Business

Centerline Holding Company (“CHC”), through its subsidiaries, provides real estate financing and asset management services, focused on affordable and conventional multifamily housing. We offer a range of both debt financing and equity investment products, as well as asset management services to developers, owners, and investors. We are structured to originate, underwrite, service, manage, refinance or sell assets through all phases of the asset’s life cycle. As a leading sponsor of Low-Income Housing Tax Credit (“LIHTC”) funds, we have raised more than $10 billion in equity across 137 funds. Today we manage $9.2 billion of investor equity within 115 funds and invested in approximately 1,200 assets located in 45 U.S. states. Our multifamily lending platform services $11.5 billion in loans and mortgage revenue bonds. A substantial portion of our business is conducted through our subsidiaries, generally under the designation Centerline Capital Group LLC (“CCG”). The term “we” (“us”, “our” or “the Company”) as used throughout this document may refer to a subsidiary or the business as a whole.

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

Mortgage Banking provides conventional mortgage financing for multifamily housing, manufactured housing and student housing; bridge and preferred equity offered through capital partners; and commercial mortgage-backed securities execution offered through capital partners for a variety of asset classes; and

Asset Management provides active management of multifamily real estate assets owned by our Affordable Housing Equity investment funds by managing construction risk during the construction process, managing specially serviced assets, and monitoring our real estate owned portfolio. For Affordable Housing Debt loans, Asset Management manages construction risk during the construction process and actively manages specially serviced assets.

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

CENTERLINE HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

C.	Recently Issued and Adopted Accounting Pronouncements

During the nine months ended September 30, 2012 we adopted the following new accounting pronouncements:

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

During the nine months ended September 30, 2012, no new accounting pronouncements were issued that would impact the Company.

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

C.	Assets and Liabilities Measured at Fair Value on a Recurring Basis

The assets and liabilities that we measure at fair value on a recurring basis and the valuation methodologies and inputs used by us are as follows:

Series A-1 Freddie Mac Certificates	We generally determine fair value based on observable market transactions of similar instruments when available. Because these certificates typically have a limited or inactive market, and in the absence of observable market transactions, we estimate fair value for each certificate utilizing the present value of the expected cash flows of the scheduled interest payments on each certificate discounted at a rate for comparable tax-exempt investments and then compare it against any similar market transactions.

Series B Freddie Mac Certificates	We determine fair value of the Series B Freddie Mac Certificates, which represent the residual interests of the re-securitized portfolio, based upon a discounted cash flow model that follows the contractual provisions of the certificates. The significant assumptions of the valuation which impact the cash flow and thus the valuation include:

	•	estimating the constant default rate (“CDR”) and the prepayment rates of the mortgage revenue bonds in the managed portfolio, estimates which are based on our historical experience and industry studies related to properties comparable to those underlying the bonds;
	•	estimating the loss severity, upon default, associated with the mortgage revenue bonds collateral;
	•	estimating the extent to which other parties involved in our planned restructuring of the bonds underlying the certificates will participate and the timing of that restructuring; and
	•	applying an appropriate discount rate, which we consider in comparison to comparable residual interests, along with consideration of the tax-exempt nature of the associated income.

CENTERLINE HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Mortgage revenue bonds	As mortgage revenue bonds typically have a limited or inactive market, in the absence of observable market transactions, we estimate fair value for bonds secured by performing properties (“Performing Assets”) by calculating the net present value based on the contractual amounts due, utilizing a discount rate for comparable tax-exempt investments as obtained from relevant market makers. For bonds secured by properties with substandard performance (“Non-performing Assets”), the fair value is determined by utilizing the direct capitalization methodology on the underlying real estate asset and applying a capitalization rate obtained from market data for comparative tax exempt investments to assumed stabilized net operating income levels. Management uses judgment based on individual property markets to determine stabilized net operating income.

Interest rate derivatives	The fair values of interest rate derivatives are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curve) derived from observable market interest rate curves. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as thresholds and guarantees.

The following tables present the assets and liabilities measured at fair value as of September 30, 2012 and December 31, 2011, and indicate the fair value hierarchy of the valuation techniques we utilize to determine fair value:

				Balance
				as of
				September 30,
(in thousands)	Level 1	Level 2	Level 3	2012

Assets
Available-for-sale investments:
Freddie Mac Certificates:
Series A-1	$-	$-	$136,047	$136,047
Series B	-	-	61,680	61,680
Mortgage revenue bonds	-	-	203,291	203,291
Total available-for-sale investments	$-	$-	$401,018	$401,018

Interest rate derivatives(1)	$-	$1,781	$-	$1,781

Liabilities
Interest rate derivatives(2)	$-	$33,424	$-	$33,424

(1)	Included in “Deferred costs and other assets, net” on the Condensed Consolidated Balance Sheets.
(2)	Included in “Accounts payable, accrued expenses and other liabilities” on the Condensed Consolidated Balance Sheets.

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

CENTERLINE HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables include a rollforward of assets measured at fair value on a recurring basis and for which we utilized Level 3 inputs to determine fair value:

	Three Months Ended September 30, 2012
	Series A-1	Series B	Mortgage
	Freddie Mac	Freddie Mac	Revenue
(in thousands)	Certificates	Certificates	Bonds		Total

Balance at July 1, 2012	$135,291	$63,852	$215,394		$414,537
Total realized and unrealized gains or (losses):
Realized gain recognized in earnings	-	-	-		-
Unrealized gain (loss) recorded in other comprehensive income (loss)	19	(2,918)	(2,877)		(5,776)
Amortization or accretion	(3)	746	42		785
Purchases, sales, issuances, settlements and other adjustments(1)	740	-	(9,268	)(2)	(8,528)
Net transfers in and/or out of Level 3	-	-	-		-
Balance at September 30, 2012	$136,047	$61,680	$203,291		$401,018

Amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2012	$-	$-	$-		$-

	Nine Months Ended September 30, 2012
	Series A-1	Series B	Mortgage
	Freddie Mac	Freddie Mac	Revenue
(in thousands)	Certificates	Certificates	Bonds		Total

Balance at January 1, 2012	$134,360	$64,857	$195,138		$394,355
Total realized and unrealized gains or (losses):
Realized gain recognized in earnings	-	795 (3)	-		795
Unrealized (loss) gain recorded in other comprehensive income (loss)	(361)	(3,697)	28,004		23,946
Amortization or accretion	(10)	(1,786)	127		(1,669)
Purchases, sales, issuances, settlements and other adjustments(1)	2,058	1,511	(19,978	)(4)	(16,409)
Net transfers in and/or out of Level 3	-	-	-		-
Balance at September 30, 2012	$136,047	$61,680	$203,291		$401,018

Amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2012	$-	$795	$-		$795

CENTERLINE HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended September 30, 2011
	Series A-1	Series B		Mortgage
	Freddie Mac	Freddie Mac		Revenue
(in thousands)	Certificates	Certificates		Bonds		Total

Balance at July 1, 2011	$132,473	$63,237		$260,975		$456,685
Total realized and unrealized gains or (losses):
Realized gain recognized in earnings	-	151	(3)	-		151
Unrealized gain (loss) recorded in other comprehensive income (loss)	3,386	994		(21,677)		(17,297)
Amortization or accretion	(3)	(1,638)		45		(1,596)
Purchases, sales, issuances, settlements and other adjustments(1)	-	274		(3,528	)(5)	(3,254)
Net transfers in and/or out of Level 3	-	-		-		-
Balance at September 30, 2011	$135,856	$63,018		$235,815		$434,689

Amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2011	$-	$151		$-		$151

	Nine Months Ended September 30, 2011
	Series A-1	Series B		Mortgage
	Freddie Mac	Freddie Mac		Revenue
(in thousands)	Certificates	Certificates		Bonds		Total

Balance at January 1, 2011	$129,406	$63,215		$292,659		$485,280
Total realized and unrealized gains or (losses):
Realized gain recognized in earnings	-	1,186	(3)	-		1,186
Unrealized gain (loss) recorded in other comprehensive income (loss)	4,027	4,693		(25,126)		(16,406)
Amortization or accretion	(10)	(8,240)		140		(8,110)
Purchases, sales, issuances, settlements and other adjustments(1)	2,433	2,164		(31,858	)(6)	(27,261)
Net transfers in and/or out of Level 3	-	-		-		-
Balance at September 30, 2011	$135,856	$63,018		$235,815		$434,689

Amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2011	$-	$1,186		$-		$1,186

(1)	No purchases, sales, issuances or settlements occurred during the reporting period.
(2)	Reflects de-recognition of mortgage revenue bond which was transferred out of special servicing net of re-recognition of mortgage revenue bonds in the 2007 re-securitization as assets.
(3)	Includes amounts recorded in “Gain from repayment or sale of investments” in the Condensed Consolidated Statements of Operations.
(4)	Reflects principal paydowns due to the June 2012 bond restructuring (see Note 21) as well as de-recognition of mortgage revenue bond which was transferred out of special servicing net of re-recognition of mortgage revenue bonds in the 2007 re-securitization as assets.
(5)	Reflects elimination in consolidation of one mortgage revenue bond as a result of the consolidation of the underlying property upon obtaining control of the related Tax Credit Property Partnership as well as principal amortization.
(6)	Reflects de-recognition of three mortgage revenue bonds, elimination in consolidation of four mortgage revenue bonds as a result of the consolidation of the underlying properties upon obtaining control of the related Tax Credit Property Partnerships, net of re-recognition of mortgage revenue bonds in the 2007 re-securitization as assets (see Note 3).

CENTERLINE HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

D.	Assets and Liabilities Not Measured at Fair Value

For cash and cash equivalents, restricted cash, accounts receivable, equity method investments, stabilization escrow, accounts payable, accrued expenses and other liabilities as well as variable-rate notes payable and other borrowings, recorded values approximate fair value due to their terms, or their liquid or short-term nature.

In accordance with GAAP, certain financial assets and liabilities are included on our Condensed Consolidated Balance Sheets at amounts other than fair value. A description of those assets and liabilities is as follows:

Mortgage loans held for investment	Fair value is determined by using a combination of updated appraised values and broker quotes or services supplying market and sales data in various geographical locations where the collateral is located.

Mortgage loans held for sale	Fair value is estimated by calculating the assumed gain/loss of the contracted loan sale to the buyer, the expected net future cash flows associated with the servicing of the loan and the effects of interest rate movements between the date of rate lock and the balance sheet date.

MSRs	We estimate the fair value through a discounted cash flow analysis utilizing market information obtained with the assistance of third-party valuation specialists. Inputs into this analysis include contractual servicing fees, our projected cost to service as well as estimates of default rates, prepayment speeds and an appropriate discount rate. While certain of the inputs such as fee rates and discount rates are observable, most of the other inputs are based on historical company data.

Freddie Mac loan	Fair value is estimated by utilizing the present value of the expected cash flows discounted at a rate for comparable obligations.

Secured financing	Fair value is estimated using either quoted market prices or discounted cash flow analyses based on our current borrowing rates for similar types of borrowing arrangements, which reflect our current credit standing.

Preferred shares of subsidiary (subject to mandatory repurchase)	As the preferred shares are economically defeased by the Series A-1 Freddie Mac Certificates, the fair value is determined in a manner consistent with the Series A-1 Freddie Mac Certificates. As these instruments typically have a limited or inactive market, and in the absence of observable market transactions, we estimate the fair value utilizing the present value of the expected cash flows discounted at a rate for comparable tax-exempt investments.

Fixed-rate notes payable	Fair value is estimated by utilizing the present value of the expected cash flows discounted at a rate for comparable tax-exempt investments.

CENTERLINE HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents information about our more significant assets and liabilities that are not carried at fair value:

		September 30, 2012		December 31, 2011
	Fair Value
	Hierarchy	Carrying		Carrying
(in thousands)	Level	Value	Fair Value	Value	Fair Value

Mortgage loans held for investment	3	$1,291	$1,291	$1,335	$1,335
Mortgage loans held for sale	2	186,432	196,771	188,855	196,669
MSRs	3	84,332	92,607	72,520	78,814
Freddie Mac loan	3	3,249	3,118	-	-
Secured financing	3	520,096	476,373	618,163	474,968
Preferred shares of subsidiary (subject to mandatory repurchase)	3	55,000	60,608	55,000	61,981
Redeemable securities	3	6,000	1,425	-	-

Consolidated Partnerships:
Fixed-rate notes payable	3	161,792	99,100	156,643	99,527

NOTE 3 – Available-for-Sale Investments

Available-for-sale investments consisted of:

	September 30,	December 31,
(in thousands)	2012	2011

Freddie Mac Certificates:
Series A-1	$136,047	$134,360
Series B	61,680	64,857
Mortgage revenue bonds	203,291	195,138

Total	$401,018	$394,355

A.	Freddie Mac Certificates

We retained Series A-1 and Series B Freddie Mac Certificates in connection with the December 2007 re-securitization of the mortgage revenue bond portfolio with Freddie Mac. The Series A-1 Freddie Mac Certificates are fixed rate securities, whereas the Series B Freddie Mac Certificates are residual interests of the re-securitization trust.

Series A-1

Information with respect to the Series A-1 Freddie Mac Certificates is as follows:

	September 30,	December 31,
(in thousands)	2012	2011

Amortized cost	$177,569	$177,579
Gross unrealized gains	20,439	21,344
Fair value	198,008	198,923
Less: eliminations(1)	(61,961)	(64,563)

Consolidated fair value	$136,047	$134,360

(1)	A portion of the Series A-1 Freddie Mac Certificates relate to re-securitized mortgage revenue bonds that are not reflected as sold for GAAP purposes. Accordingly, that portion is eliminated in consolidation.

CENTERLINE HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the nine months ended September 30, 2012 and 2011, we received $8.1 million in cash interest from the Series A-1 Freddie Mac Certificates ($2.7 million in the third quarter of 2012 and 2011).

In measuring the fair value of the Series A-1 Freddie Mac Certificates, we used an average discount rate of 2.64% as of September 30, 2012 and 3.04% as of December 31, 2011.

The fair value and the sensitivity of the fair value to immediate adverse changes in those assumptions are as follows:

September 30,
(in thousands)	2012

Fair value of Freddie Mac A-1 Certificates	$136,047

Discount rate:
Fair value after impact of 200 bps adverse change	127,527
Fair value after impact of 400 bps adverse change	119,842

These sensitivities are hypothetical changes in fair value and cannot be extrapolated because the relationship of the changes in assumption to the changes in fair value may not be linear. Accordingly, no assurance can be given that actual results would be consistent with the results of these estimates.

Series B

Information with respect to the Series B Freddie Mac Certificates is as follows:

	September 30,	December 31,
(in thousands)	2012	2011

Amortized cost basis	$25,055	$30,915
Gross unrealized gains	51,893	35,573
Subtotal/fair value(1)	76,948	66,488
Less: eliminations(2)	(15,268)	(1,631)

Consolidated fair value	$61,680	$64,857

(1)	The fair value of the Series B Freddie Mac Certificates increased primarily due to the increase in the September 30, 2012 projected cash flows as a result of the June 2012 bond restructuring (see Note 21).
(2)	A portion of the Series B Freddie Mac Certificates relates to re-securitized mortgage revenue bonds that were not reflected as sold. Accordingly, that portion is eliminated in consolidation.

During the nine months ended September 30, 2012 and 2011, we received $21.3 million and $20.3 million in cash, respectively, as interest from the Series B Freddie Mac Certificates ($5.2 million and $7.0 million in the third quarter of 2012 and 2011, respectively).

Delinquent collateral loans underlying the certificates had an unpaid principal balance of $144.9 million and $120.2 million at September 30, 2012 and December 31, 2011, respectively; projected remaining losses are estimated at 3.23% or $78.8 million of the underlying securitization. During the nine months ended September 30, 2012, there were no actual losses in the underlying securitization. No impairments were recorded for the nine months ended September 30, 2012 and 2011.

CENTERLINE HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Key unobservable inputs in measuring the Series B Freddie Mac Certificates are provided in the table below:

	September 30,		December 31,
	2012		2011

Weighted average discount rate	26.0%		26.0%
Constant prepayment rate	90.0%		90.0%
Weighted average life	7.6	years	8.3	years
Constant default rate	2.0%		2.0%
Default severity rate	21.0%		21.0%

The weighted average life of the assets in the pool that can be prepaid was 7.4 years as of September 30, 2012 and 8.1 years as of December 31, 2011.

The fair value and the sensitivity of the fair value to immediate adverse changes in those assumptions are as follows:

September 30,
(in thousands)	2012

Fair value of Freddie Mac B Certificates	$61,680

Constant prepayment rate:
Fair value after impact of 500 bps adverse change	61,451
Fair value after impact of 1,000 bps adverse change	60,695

Discount rate:
Fair value after impact of 500 bps adverse change	53,389
Fair value after impact of 1,000 bps adverse change	46,999

Constant default rate:
Fair value after impact of 100 bps adverse change	55,382
Fair value after impact of 200 bps adverse change	49,351

Default severity rate:
Fair value after impact of 500 bps adverse change	60,186
Fair value after impact of 1,000 bps adverse change	58,693

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

B. Mortgage Revenue Bonds

The following table summarizes our mortgage revenue bond portfolio:

	September 30,	December 31,
(in thousands)	2012	2011

Securitized:
Included in December 2007 re-securitization transaction and accounted for as financed	$199,780	$191,564
Not securitized	3,511	3,574

Total at fair value	$203,291	$195,138

CENTERLINE HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our mortgage revenue bond portfolio decreased from 43 bonds as of December 31, 2011 to 42 bonds as of September 30, 2012. The increase in the value of our mortgage revenue bond portfolio is primarily the result of an increase in value of $28.0 million due to an improvement in observed capitalization rates in certain markets pertaining to improved market conditions as well as improvements in performance in certain underlying properties and two mortgage revenue bonds in the 2007 re-securitization in the amount of $7.1 million which were re-recognized as assets as they were transferred into special servicing. This is offset by the repayment of two mortgage revenue bonds in the amount of $1.6 million, principal paydowns of $10.9 million ($8.1 million of which was a result of the June 2012 bond restructuring, see Note 21) and the de-recognition of a mortgage revenue bond which was transferred out of special servicing in the amount of $14.6 million.

The amortized cost basis of our portfolio of mortgage revenue bonds and the related unrealized gains and losses are as follows:

	September 30,	December 31,
(in thousands)	2012	2011

Amortized cost basis	$199,617	$219,469
Gross unrealized gains	24,271	18,960
Gross unrealized losses	(20,597)	(43,291)

Fair value	$203,291	$195,138

Key fair value assumptions used in measuring the mortgage revenue bonds are provided in the table below:

	September 30,	December 31,
	2012	2011

Capitalization rate range (Non-performing Assets)	6.45-9.15%	6.95-9.15%

Discount Rate (Performing Assets)	6.5%	6.5%

The fair value and the sensitivity of the fair value to the immediate adverse changes in those assumptions are as follows:

September 30,
(in thousands)	2012

Fair value of Mortgage revenue bonds	$203,291

Capitalization rate (Non-performing Assets):
Fair value after impact of 100 bps adverse change	184,873
Fair value after impact of 200 bps adverse change	170,389

Discount rate (Performing Assets):
Fair value after impact of 100 bps adverse change	200,313
Fair value after impact of 200 bps adverse change	197,550

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

CENTERLINE HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For mortgage revenue bonds in an unrealized loss position as of the dates presented, the fair value and gross unrealized losses, aggregated by length of time that individual bonds have been in a continuous unrealized loss position, is summarized in the table below:

	Less than	12 Months
(dollars in thousands)	12 Months	or More	Total

September 30, 2012

Number	5	14	19
Fair value	$22,219	$42,683	$64,902
Gross unrealized losses	$3,153	$17,444	$20,597

December 31, 2011

Number	11	14	25
Fair value	$43,098	$42,021	$85,119
Gross unrealized losses	$14,622	$28,669	$43,291

We have evaluated the nature of the unrealized losses above and have concluded that they are temporary as de-recognition of these bonds, should it occur, would not result in a loss.

CENTERLINE HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – Assets Pledged as Collateral

In connection with our Term Loan and Revolving Credit Agreement (as subsequently amended, our “Credit Agreement”) (Note 10), the stock of substantially all of our subsidiaries is pledged as collateral. In addition, substantially all of our other assets are pledged as collateral for our Credit Agreement subject to the liens detailed below. The following table details assets we have specifically pledged as collateral for various debt facilities or other contractual arrangements that provide first liens ahead of the Credit Agreement:

		Carrying
		Amount of
		Collateral at
		September 30,
		2012
Collateral	Balance Sheet Classification	(in thousands)	Associated Debt Facility/Liability

Cash at Centerline Mortgage Capital Inc. (“CMC”)	Restricted cash	$13,398	Mortgage loan loss sharing agreements (Note 21)

Cash at Centerline Financial LLC ("CFin" or "Centerline Financial")	Cash and cash equivalents	$66,154	Affordable Housing Yield transactions (Note 21) and Centerline Financial undrawn credit facility (Note 10)(1)

Cash at Centerline Financial Holdings LLC ("CFin Holdings")	Cash and cash equivalents	$4,936	Affordable Housing Yield transactions (Note 21)(2)

Series A-1 Freddie Mac certificates at Centerline Equity Issuer Trust ("Equity Issuer")	Investments – available-for-sale – Freddie Mac certificates (Note 3)	$116,354	Preferred shares of subsidiary (3)

Series A-1 Freddie Mac Certificates at Centerline Guaranteed Holdings LLC ("Guaranteed Holdings")	Investments – available-for-sale – Freddie Mac certificates (Note 3)	$19,693	Affordable Housing Yield transactions (Note 21)(4)

Series B Freddie Mac certificates	Investments – available-for-sale – Freddie Mac certificates(Note 3)	$61,680	Freddie Mac loan (Note 10)

Mortgage loans at CMC and Centerline Mortgage Partners Inc. (“CMP”)	Other investments – mortgage loans held for sale (Note 6)	$186,432	Mortgage Banking warehouse facilities

Collateral posted with counterparties at Guaranteed Holdings	Deferred costs and other assets, net (Note 8)	$21,836	Affordable Housing Yield transactions (Note 21)(4)

(1)	These assets are subject to a priority lien related to the Affordable Housing Yield transactions and a subordinated lien related to the Centerline Financial undrawn credit facility.
(2)	Substantially all of CFin Holdings’ other assets including its investment in subsidiaries, fee receivables, deferred costs and derivative instruments are pledged as collateral to the Affordable Housing Yield transactions.
(3)	While not collateral, these assets economically defease the preferred shares of subsidiary.
(4)	Substantially all of Guaranteed Holdings’ other assets including its cash and cash equivalents, voluntary loans and fee receivables are pledged as collateral to the Affordable Housing Yield transactions.

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

In accordance with the requirements of its operating agreement, Centerline Financial has a cash balance of $66.2 million as of September 30, 2012 in order to maintain its minimum capital requirements. In addition, in accordance with the requirements of the Centerline Financial operating agreement, one of our subsidiaries pledged two taxable bonds with an aggregate notional amount of $3.2 million and the associated cash received on these bonds to Centerline Financial in order to maintain its minimum capital requirements. As these assets are pledged between two of our subsidiaries they were excluded from the table above.

CENTERLINE HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – Equity Method Investments

The table below provides the components of equity method investments as of:

	September 30,	December 31,
(in thousands)	2012	2011

Equity interests in Tax Credit Property Partnerships	$13,026	$8,794

We acquire interests in entities that own tax credit properties. We generally hold these investments on a short-term basis for inclusion in future investment fund offerings and expect to sell these investments at cost into Tax Credit Fund Partnerships. During 2012, we also sold some of these investments to external investors for a gain of $0.4 million. During the nine months ended September 30, 2012, we acquired interests in seven entities that own tax credit properties in the total amount of $13.6 million and sold five properties in the total amount of $9.8 million.

NOTE 6 – Mortgage Loans Held for Sale and Other

The table below provides the components of other investments as of:

	September 30,	December 31,
(in thousands)	2012	2011

Mortgage loans held for sale	$186,432	$188,855
Mortgage loans held for investment	1,291	1,335
Stabilization escrow	2	2

Total	$187,725	$190,192

A.	Mortgage Loans Held for Sale

Mortgage loans held for sale include originated loans pre-sold to Government Sponsored Enterprises (“GSEs”), such as Federal National Mortgage Association (“Fannie Mae”) and Freddie Mac or to the Government National Mortgage Association (“Ginnie Mae”) under contractual sale obligations that normally settle within 30 days of origination. In most cases, the loans sold to the GSEs are used as collateral for single asset or pooled mortgage-backed securities issued and either partially or fully guaranteed by the GSEs and traded in the open market. Mortgage loans held for sale can differ widely from period to period depending on the timing and size of originated mortgages and variances in holding periods prior to sale. Loans closed and funded during the nine months ended September 30, 2012 were $1.1 billion. Loans sold and settled during the nine months ended September 30, 2012 were $1.1 billion.

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

CENTERLINE HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – Mortgage Servicing Rights, Net

The components of the change in MSRs and related reserves were as follows:

(in thousands)

Balance at January 1, 2011	$65,614
MSRs capitalized	12,646
Amortization	(8,385)
Balance at September 30, 2011	$69,875

Balance at January 1, 2012	$72,520
MSRs capitalized	21,482
Amortization	(9,670)
Balance at September 30, 2012	$84,332

While the balances above reflect our policy to record MSRs initially at fair value and amortize those amounts, presented below is information regarding the fair value of the MSRs. The fair value and significant assumptions used in estimating it are as follows:

	September 30,	December 31,
	2012	2011

Fair value of MSRs	$92,607	$78,814
Weighted average discount rate	17.60%	17.64%
Weighted average pre-pay speed	9.46%	9.50%
Weighted average lockout period (years)	4.2	4.1
Weighted average default rate	0.80%	0.72%
Cost to service loans	$2,474	$2,284
Acquisition cost (per loan)	$1,485	$1,484

The table below illustrates hypothetical fair values of MSRs, caused by assumed immediate changes to key assumptions that are used to determine fair value.

September 30,
(in thousands)	2012

Fair value of MSRs	$92,607

Prepayment speed:
Fair value after impact of 10% adverse change	92,230
Fair value after impact of 20% adverse change	91,600

Discount rate:
Fair value after impact of 10% adverse change	88,366
Fair value after impact of 20% adverse change	84,262

Default rate:
Fair value after impact of 10% adverse change	92,486
Fair value after impact of 20% adverse change	92,356

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

CENTERLINE HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Servicing fees we earned as well as those received with respect to the December 2007 re-securitization transaction (all of which are included in “Fee Income” in our Condensed Consolidated Statements of Operations) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011

Total servicing fees	$6,807	$6,223	$19,802	$18,199
Servicing fees from securitized assets
(included in Total servicing fees)	$491	$528	$1,531	$1,596

NOTE 8 – Deferred Costs and Other Assets, Net

The table below provides the components of deferred costs and other assets, net as of the dates presented:

(in thousands)	September 30, 2012	December 31, 2011

Deferred financing and other costs(1)	$11,264	$11,854
Less: Accumulated amortization	(4,880)	(4,041)

Net deferred costs	6,384	7,813

Collateral posted with counterparties	21,868	44,763
Interest and fees receivable, net	6,181	6,102
Other receivables	6,584	6,443
Furniture, fixtures and leasehold improvements, net	3,869	3,926
Other	7,379	6,744

Total	$52,265	$75,791

(1)	Excludes items included in deferred financing and other costs that have been fully amortized.

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

Financial information presented for September 30, 2012 for certain of the Tax Credit Fund Partnerships and Tax Credit Property Partnerships is as of June 30, 2012 and for the three and nine months ended June 30, 2012 and 2011, the most recent date for which information is available. Similarly, the financial information presented for December 31, 2011 for those partnerships is as of September 30, 2011.

CENTERLINE HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets, liabilities and equity of Consolidated Partnerships consist of the following:

(in thousands)	September 30, 2012	December 31, 2011

Assets:
Equity interests in Tax Credit Property Partnerships	$2,773,437	$3,079,803
Land, buildings and improvements, net	415,742	460,804
Other assets	243,521	264,437

Total assets	$3,432,700	$3,805,044

Liabilities:
Notes payable	$161,792	$156,643
Due to Tax Credit Property Partnerships	82,913	132,246
Other liabilities	449,045	319,256
Total liabilities	$693,750	$608,145

Net eliminations(1)	488,703	557,444

Equity:
Non-controlling interests	2,256,106	2,633,604
Centerline Holding Company	(5,859)	5,851
Total equity	2,250,247	2,639,455

Total liabilities and equity	$3,432,700	$3,805,044

(1)	Reflects the impact on assets and liabilities for transactions eliminated between the Company and Consolidated Partnerships.

Consolidated Partnerships for the nine months ended September 30, 2012, experienced a decrease in Tax Credit Property Partnerships of sixteen properties due to sale or foreclosure. We also liquidated a public Tax Credit Fund Partnership during 2012.

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

The reduction for the current period is due primarily to the equity losses of $308.1 million (primarily resulting from non-cash depreciation expense and impairments) recognized in the current period, cash distributions of $9.0 million to the limited partners, and the sale of Tax Credit Property Partnerships with carrying value of $3.3 million, partially offset by an increase in investment in new Tax Credit Property Partnerships of $16.8 million.

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

CENTERLINE HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The decrease for the current period is primarily due to $31.2 million related to properties that were sold or foreclosed upon, current period depreciation of $18.3 million and net fixed asset additions of $1.4 million for certain properties during 2012.

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

The increase is primarily due to four properties whose mortgage revenue bonds and other liabilities of $28.1 million are no longer eliminated in consolidation as a result of the bonds being de-recognized after being removed from special servicing, borrowings by Tax Credit Property Partnerships of $5.4 million offset by the sale of properties with mortgage balances of $24.3 million and repayments of mortgages of $2.1 million.

Other Liabilities

The increase in other liabilities is primarily due to fees accrued for the current period offset by an increase in the elimination of other liabilities between Tax Credit Fund Partnerships and the Company. The increase is also due to amounts owed by minority interest related to reserves on outstanding receivable balances.

Due to Tax Credit Property Partnerships

The partnership agreements of the Tax Credit Property Partnerships stipulate the amount of capital to be funded and the timing of payments of that capital. “Due to Tax Credit Property Partnerships” represents the unfunded portion of those capital commitments. The decrease for the current period pertains to funding of capital commitments of $54.0 million to the Tax Credit Property Partnerships offset by property acquisitions by the Tax Credit Fund Partnerships increasing commitments by $0.9 million.

CENTERLINE HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revenues and expenses of Consolidated Partnerships consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011

Interest income, net	$312	$255	$(701)	$940
Rental income	26,170	26,022	81,754	77,719
Other revenues	327	262	537	1,352

Total revenues	$26,809	$26,539	$81,590	$80,011

Interest expense	$6,630	$4,919	$16,152	$13,584
Loss on impairment of assets	-	-	678	60,349
Other expenses:
Asset management fees	9,604	10,257	28,436	31,080
Property operating expenses	10,069	9,990	30,821	30,276
General and administrative expenses	6,989	8,413	29,881	27,045
Depreciation and amortization	14,296	13,850	44,117	42,379
Other	54,333	3,093	70,106	33,157
Total other expenses	95,291	45,603	203,361	163,937

Total expenses	$101,921	$50,522	$220,191	$237,870

Other losses from consolidated partnerships, net	$(56,684)	$(53,798)	$(277,403)	$(237,834)

Net loss	(131,796)	(77,781)	(416,004)	(395,693)

Net eliminations(1)	(13,125)	(15,752)	(42,559)	(49,265)

Net loss attributable to non-controlling interests	(144,920)	(93,530)	(458,556)	(444,951)

Net loss attributable to Centerline Holding Company shareholders	$(1)	$(3)	$(7)	$(7)

(1) Reflects the transactions eliminated between the Company and Consolidated Partnerships.

Interest income, net reflects accrued interest recorded on the loans issued to Tax Credit Property Partnerships relating to property advances offset by interest income reversals of $4.5 million and $2.1 million during the nine months ended September 30, 2012 and 2011, respectively. The interest income reversals relate to previously accrued interest which has been deemed to be uncollectible.

The increase in other expenses primarily relates to an increase of $51.5 million and $37.3 million in the provision for bad debt for the three and nine months ended September 30, 2012 and a decrease of $59.7 million in impairments on land, buildings and improvements of Tax Credit Property Partnerships for the nine months ended September 30, 2012.

Other losses principally represent the equity losses that Tax Credit Fund Partnerships recognize in connection with their equity investments in non-consolidated Tax Credit Property Partnerships. The increase in losses during the three months ended September 30, 2012 primarily resulted from an increase of approximately $2.1 million of losses due to properties being sold or foreclosed during the third quarter of 2012 and an increase of $0.4 million in expenses recognized by certain Tax Credit Property Partnerships pertaining to the change in value of their interest rate derivatives and by an increase of $1.6 million in recognized gains, net of losses on the sale of property investments during 2012, offset by a reduction of $2.1 million in equity losses of Tax Credit Fund Partnerships whose equity investment balances in certain Tax Credit Property Partnerships have reached a zero balance. Therefore no additional losses have been recorded. The increase in losses during the nine months ended September 30, 2012 primarily resulted from an increase of $59.7 million related to impairments recognized on Tax Credit Property Partnership equity investments, an increase of $24.4 million in expenses recognized by certain Tax Credit Property Partnerships pertaining to the change in value of their interest rate derivatives and an increase of approximately $7.1 million of losses due to properties being sold or foreclosed during 2012, offset by a decrease of $30.7 million in recognized gains, net of losses on the sale of property investments during 2012 and a reduction of $27.9 million in equity losses of Tax Credit Fund Partnerships whose equity investment balances in certain Tax Credit Property Partnerships have reached a zero balance.

CENTERLINE HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

NOTE 10 – Notes Payable and Other Borrowings

The table below provides the components of notes payable and other borrowings as of the dates presented:

(in thousands)	Interest Rate at September 30, 2012	September 30, 2012	December 31, 2011

Term loan	3.23%	$116,085	$125,014
Revolving credit facility	3.23	21,900	12,100
Mortgage Banking warehouse facilities	2.28	96,512	105,615
Mortgage Banking repurchase facilities	-	-	8,450
Multifamily ASAP facility	1.80	90,176	71,670
Freddie Mac loan	-	3,249	-

Total		$327,922	$322,849

A.	Term Loan and Revolving Credit Facility

Our Term Loan under our Credit Agreement matures in March 2017 and has an interest rate of 3.00% over either the prime rate or LIBOR at our election (which currently is LIBOR). We must repay $2.98 million in principal per quarter until maturity, at which time the remaining principal is due.

The Revolving Credit Facility under our Credit Agreement has a total capacity of $37.0 million. The Revolving Credit Facility matures in March 2015 and bears interest at 3.00% over either the prime rate or LIBOR at our election (which currently is LIBOR). Currently, the Revolving Credit Facility may only be used for LIHTC property investments. As of September 30, 2012, $21.9 million was drawn and $13.8 million in letters of credit were issued under the Revolving Credit Facility. Once terminated, $12.0 million of the Revolving Credit Facility associated with these letters of credit cannot be redrawn. At September 30, 2012, the undrawn balance of the Revolving Credit Facility was $1.3 million.

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

In 2011 we entered into a waiver to the Credit Agreement (the “Waiver”) and two subsequent amendments to the Waiver, which among other things, added covenants to the Credit Agreement that restrict (i) the use of proceeds drawn from our Revolving Credit Facility solely to LIHTC investments, (ii) contracts and transactions with Island Centerline Manager LLC, an entity owned and operated by a subsidiary of Island Capital Group LLC (collectively, “Island”), The Related Companies LP (“TRCLP”), and C-III Capital Partners, LLC (“C-III”) and their affiliates, subject to certain carve-outs, and (iii) other specified material and non-ordinary course contracts and transactions, including property management contracts with Island, TRCLP and C-III and their affiliates.

On February 28, 2012, we entered into a third amendment to the Waiver, which among other things:

•	extended the deadline by which we were required to deliver certain specified financial data and other information to the administrative agent under the Credit Facility and, in certain cases, to the lenders under the Credit Agreement;

CENTERLINE HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

•	included certain conditions subsequent requiring us to deliver additional specified financial data and other information to the administrative agent by certain dates;

•	granted a waiver of our noncompliance with the Credit Agreement’s consolidated EBITDA to fixed charges ratio solely with respect to the quarter ended December 31, 2011, although we have determined that we were in compliance with such ratio with respect to the quarter ended December 31, 2011;

•	required us to pay certain costs and expenses incurred by the administrative agent in administering the Credit Agreement; and

•	required us to pay prescribed monthly consulting fees to the administrative agent’s consultant.

On May 18, 2012, we entered into a fourth amendment to the Waiver, which among other things:

•	granted a waiver through July 16, 2012 of our noncompliance with the Consolidated EBITDA to Fixed Charges Ratio covenant contained in our Credit Agreement with respect to the fiscal quarter ended September 30, 2011 which was necessitated by our failure to deliver certain 2012 projections that demonstrate compliance with the financial covenant set forth in the prior waiver;

•	granted a waiver through July 16, 2012 of our noncompliance with the Consolidated EBITDA to Fixed Charges Ratio covenant contained in our Credit Agreement with respect to the fiscal quarter ended March 31, 2012; and

•	waived the requirement that we provide the lenders under our Credit Agreement with certain 2012 projections that demonstrate compliance with the financial covenant.

On July 16, 2012, we entered into a fifth amendment to the Waiver, which among other things:

•	granted a waiver through October 5, 2012 of our noncompliance with the Consolidated EBITDA to Fixed Charges Ratio covenant contained in our Credit Agreement with respect to the fiscal quarters ended September 30, 2011, March 31, 2012 and June 30, 2012;

•	granted a waiver through October 5, 2012 of our noncompliance with the Total Debt to Consolidated EBITDA Ratio covenant contained in our Credit Agreement with respect to the fiscal quarter ended June 30, 2012;

•	required us to pay certain costs and expenses incurred by the administrative agent in administering the Credit Agreement;

•	requires us to provide certain additional information regarding our Affordable Equity business; and

•	removed the terms in the Credit Agreement that restricted our ability to repurchase the Convertible CRA Shares, allowing at any time prior to August 15, 2012, subject to specified terms, for the negotiation and redemption of all outstanding Convertible CRA Shares and settling, retiring and terminating any contractual obligations to certain former holders (the “Former Preferred Holders”) of our preferred shares, including the Convertible CRA Shares (collectively, the “Preferred Shares”), who previously agreed to the redemption of their Preferred Shares (see Note 13).

B.	Mortgage Banking Warehouse Facilities

We have five warehouse facilities that we use to fund our loan originations. Mortgages financed by these facilities (see Note 6), as well as the related servicing and other rights (see Note 7) have been pledged as security under these warehouse facilities. All loans securing these facilities have firm sale commitments with the GSEs or the Federal Housing Administration (“FHA”). Our warehouse facilities are as follows:

•	We have a $100.0 million committed warehouse facility that matures in September 2013 and bears interest at a rate of LIBOR plus 1.90%. The interest rate on the warehouse facility was 2.12% as of September 30, 2012 and 2.80% as of December 31, 2011.

•	We have a $50.0 million committed warehouse facility that matures in November 2012 and bears interest at a rate of LIBOR plus a minimum of 2.75% and a maximum of 4.25%. There was no outstanding balance on the warehouse facility as of September 30, 2012. The interest rate on the warehouse facility was 3.05% as of December 31, 2011 (see Note 22 for renewal of this warehouse facility).

CENTERLINE HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

•	We have a $75.0 million committed warehouse facility that matures in April 2013 and bears interest at a rate of LIBOR plus a minimum of 2.50% and a maximum of 3.50%. The interest rate on the warehouse facility was 2.71% as of September 30, 2012.

•	We have an uncommitted warehouse repurchase facility that provides us with additional resources for warehousing of mortgage loans with Fannie Mae. This agreement was scheduled to mature in November 2012 and bore interest at a rate of LIBOR plus 3.50% with a minimum of 4.50% (see Note 22 for renewal of this warehouse facility). Our lender under an uncommitted warehouse repurchase facility that provided us with additional resources for warehousing of mortgage loans with Freddie Mac no longer operates master purchase and sale agreements to fund Freddie Mac loans with any new or existing counterparties. Accordingly, this agreement was terminated as of September 14, 2012.

•	We have an uncommitted facility with Fannie Mae under its Multifamily As Soon As Pooled (“ASAP”) Facility funding program. This facility has no maturity date. After approval of certain loan documents, Fannie Mae will fund loans after closing and the advances are used to repay our warehouse facilities. Subsequently, Fannie Mae funds approximately 99% of the loan and CMC funds the remaining 1%. CMC is later reimbursed by Fannie Mae when the assets are sold. Effective June 2012, interest on this facility accrues at a rate of LIBOR plus 1.45% with a minimum rate of 1.80%. The interest rate on this facility was 1.80% as of September 30, 2012 and 1.70% as of December 31, 2011.

Unless otherwise stated, we expect, depending on our business needs, to renew our warehouse facilities annually, although any such renewal will be at the discretion of our warehouse lenders and subject to our compliance with the applicable covenants.

C.	Freddie Mac Loan

In connection with the Merrill Restructuring (see Note 21) Freddie Mac provided CHC with a loan that is to be repaid in 18 equal monthly installments beginning on July 15, 2012. Proceeds of this loan were used to repay principal on bonds included in the 2007 re-securitization to allow those bonds to stabilize. The loan is non-interest bearing to the extent there are no defaults on installment payments. Repayment of the loan is secured only by the Series B Freddie Mac Certificates.

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

As of September 30, 2012, no amounts were borrowed under this facility and as a result we did not make an interest rate election. Neither CHC nor its subsidiaries are guarantors of this facility. Due to a wind-down event caused by a capital deficiency under the Centerline Financial operating agreement that occurred in 2010, the Centerline Financial senior credit facility is in default as of September 30, 2012. Amounts under the Centerline Financial senior credit facility are still available to be drawn, and we do not believe this default has a material impact on our consolidated financial statements or operations.

Also as a result of the wind-down event, Centerline Financial is restricted from making any member distributions and is also restricted from engaging in any new business.

E.	Covenants

We are subject to customary covenants with respect to our various notes payable and warehouse facilities.

As noted above, there is a declared default under our Centerline Financial senior credit facility.

We had previously pledged certain receivables as collateral to secure our obligations under our Credit Agreement. We inadvertently closed the account into which those receivables were to be paid, which resulted in a technical default under our Credit Agreement. We have now reopened the account and are working with Bank of America, N.A., as administrative agent under the Credit Agreement, to obtain a written waiver of this technical default. This technical default may result in technical cross-defaults under certain of our warehouse facilities. We are in discussions with the lenders for these warehouse facilities to remedy, or obtain a waiver with respect to, any cross defaults that may exist.

CENTERLINE HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

On October 5, 2012, we entered into a sixth amendment to the waiver to the Credit Agreement, which among other things included a waiver through January 11, 2013 of our noncompliance with the Consolidated EBITDA to Fixed Charges Ratio covenant contained in our Credit Agreement with respect to the fiscal quarters ended September 30, 2011, March 31, 2012, June 30, 2012 and September 30, 2012 and a waiver through January 11, 2013 of our noncompliance with the Total Debt to Consolidated EBITDA Ratio covenant contained in our Credit Agreement with respect to the fiscal quarters ended June 30, 2012 and September 30, 2012 (see Note 22). Our ability to obtain any additional waivers or concessions from our lenders will be impacted by the continued satisfaction of our covenants and obligations under the Credit Agreement, including those requiring scheduled amortization payments. Should we not comply with the covenants and obligations in the Credit Agreement or our other loan agreements, our lenders have the right to declare a default and exercise their remedies, including acceleration of our debt obligations with them. In addition, a default under our Credit Agreement would result in a cross default under our mortgage banking warehouse facilities.

Except as noted above, as of September 30, 2012, we believe we are in compliance with all other covenants contained in our credit facilities.

NOTE 11 – Secured Financing

The table below provides the secured financing as of the dates presented:

(in thousands)	September 30, 2012	December 31, 2011

Freddie Mac secured financing	$520,096	$618,163

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

The decrease in this balance during the nine months ended September 30, 2012 is primarily due to the Merrill Restructuring and de-recognition of five mortgage revenue bonds as a result of the transfer out of special servicing (see Note 21).

NOTE 12 – Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consisted of the following:

(in thousands)	September 30, 2012	December 31, 2011

Deferred revenues	$33,964	$34,614
Allowance for risk-sharing obligations (Note 21)	20,698	21,715
Affordable Housing loss reserve	24,550	32,300
Accrued expenses	6,824	5,583
Accounts payable	1,487	1,545
Accrued credit intermediation assumption fees	31,197	28,795
Interest rate derivatives (Note 18)	33,424	28,737
Salaries and benefits payable	11,718	15,067
Accrued interest payable	4,170	4,546
Lease termination costs and deferred rent	7,137	4,158
Other	9,777	10,170

Total	$184,946	$187,230

CENTERLINE HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

A.	Affordable Housing Loss Reserve

We have estimated the payments required to be made in order to complete the restructuring amongst parties that have an economic interest in the properties that secure mortgage revenue bonds associated with our credit intermediation agreements. We have also estimated the net payments that are probable to either be made under our credit intermediation agreements, or to cover shortfalls at Tax Credit Property Partnerships in order to ensure that the limited partners in the Tax Credit Fund Partnerships do not lose their tax benefits. Changes to the reserve in 2012 reflect buy down of principal of certain mortgage revenue bonds that were made during June 2012 utilizing collateral held by counterparties, in order to complete the Merrill Restructuring, partially offset by an increase in payments expected to be made under our credit intermediation agreements due to a probable property foreclosure as well as an increase in payments expected to be made over the life of these investments to cover shortfalls at Tax Credit Property Partnerships (see further discussion in Note 21 under Loss Reserve Relating to Yield Transactions).

B.	Accrued Credit Intermediation Assumption Fees

The accrued credit intermediation assumption fees of $31.2 million relate to the restructuring of certain credit intermediation agreements and are due upon the termination of certain yield transactions. The fees are calculated as 50% of the value of the collateral securing Guaranteed Holdings’ obligations under these yield transactions but not to exceed $42.0 million. The increase during 2012 is primarily a result of the Merrill Restructuring and the assigned receivables from affiliates.

C.	Interest Rate Derivatives

The increase in the interest rate derivatives during 2012 is due to unfavorable changes in the fair value of our free-standing derivatives as the market expectation of future Securities Industry and Financial Markets Association (‘SIFMA”) rates decreased.

D.	Lease Termination Costs and Deferred Rent

The increase in lease termination costs and deferred rent during 2012 is primarily due to the Surrender Agreement and the fact that we vacated the remainder of our former headquarters at 625 Madison Avenue (see Note 16).

NOTE 13 - Redeemable Securities

The table below provides the components of redeemable securities as of the dates presented:

(in thousands)	September 30, 2012			December 31, 2011
			Number of			Number of
			Common			Common
	Carrying	Number of	Shares if	Carrying	Number of	Shares if
Series	Value	Shares	converted	Value	Shares	converted

Convertible CRA Shares	$6,000	320	320	$6,000	320	320

As of September 30, 2012, we had 320,291 Convertible CRA Shares outstanding. As we had not repurchased these Convertible CRA Shares as of January 1, 2012, the holders of the Convertible CRA Shares have the option to require us to redeem the Convertible CRA Shares for the original gross issuance price per share, which totals $6.0 million. The two holders of Convertible CRA Shares have exercised their option. However, we have been restricted from meeting this requirement pursuant to the terms of the Credit Agreement. In addition, the redemption of the Convertible CRA Shares held by the current holders thereof may trigger rights we granted to certain Former Preferred Holders that were previously redeemed to be treated no less favorably with respect to the redemption of their Preferred Shares than any holder of Convertible CRA Shares that is subsequently redeemed (“Most Favored Nation Rights”). Certain of the Former Preferred Holders also have anti-dilution rights (the “Anti-Dilution Rights”), which, for a specified period of time, prohibit us from issuing securities if such issuance would reduce such Former Preferred Holders’ ownership of our common shares below specified percentages.

Effective January 1, 2012, as we are required to purchase the Convertible CRA Shares upon the holders exercising their option, we classified the Convertible CRA Shares as liabilities.

CENTERLINE HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Fifth Amendment to the Waiver (see Note 10), for which Bank of America, N.A. is the administrative agent, removed the terms in the Credit Agreement that restricted our ability to repurchase the Convertible CRA Shares, and permitted us to engage in negotiations with current and former holders of the Convertible CRA Shares in an effort to redeem the outstanding Convertible CRA Shares and otherwise settle, retire and terminate other contractual rights of certain Former CRA Holders including the Most Favored Nation Rights and the Anti-Dilution Rights and allowed us to effect such redemptions and elimination of rights at any time prior to August 15, 2012; provided, however, that the costs of such redemptions and elimination of rights did not exceed specified amounts, which amounts are significantly less than the amount required to redeem the Convertible CRA Shares pursuant to their terms. Bank of America, N.A. (we believe acting other than in its capacity as administrative agent under the Credit Agreement) and certain of its affiliates (collectively, the “BofA Entities”) are former Preferred Holders and have Most Favored Nation Rights and Anti-Dilution Rights (see Note 22 relating to the sixth amendment to the Waiver and its terms for redemption of the Convertible CRA Shares).

Pursuant to the Fifth Amendment to the Waiver, on July 20, 2012, we sent the BofA Entities a proposal pursuant to which they would, in exchange for a fee, waive their Most Favored Nation Rights and terminate their Anti-Dilution Rights in connection with the redemption of the last two holders of Convertible CRA Shares. The proposed fee was within the parameters specified in the Fifth Amendment to the Waiver. The BofA Entities did not accept our proposal, and instead, by letter dated, August 6, 2012, invoked their Most Favored Nation Rights relating to a prior redemption of Convertible CRA Shares, which may require a payment of $4.0 million, an amount that exceeded the total amounts that had been permitted to be paid to redeem the remaining Convertible CRA Shares and settle the existing Most Favored Nation Rights and Anti-Dilution Rights under the Fifth Amendment to the Waiver.

We recorded a $2.2 million provision for losses to cover potential expenses of settling Most Favored Nation Rights claims by former holders of the Convertible CRA Shares.

NOTE 14 – Non-controlling Interests

The table below provides the components of non-controlling interests as of the dates presented:

(in thousands)	September 30, 2012	December 31, 2011

Limited partners interests in consolidated partnerships	$2,256,106	$2,633,604
Preferred shares of a subsidiary (not subject to mandatory repurchase)(1)	104,000	104,000
Convertible Special Common Units (“SCUs”) of a subsidiary; 11,867 outstanding in 2012 and 2011	(82,356)	(82,356)
Other(2)	9,221	9,912

Total	$2,286,971	$2,665,160

(1)	For detail of the terms of these securities (as well as Preferred shares of a subsidiary (subject to mandatory repurchase)) refer to the 2011 Form 10-K.

(2)	“Other” non-controlling interests represent the 10.0% interest in CFin Holdings owned by Natixis Capital Markets North America Inc. (“Natixis”).

Loss (income) attributable to non-controlling interests was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011

Limited partners interests in consolidated partnerships	$144,920	$93,530	$458,556	$444,951
Preferred shares of a subsidiary (not subject to mandatory repurchase)	(1,556)	(1,556)	(4,669)	(4,669)
Other	876	(4,114)	691	(5,544)

Total loss attributable to non-controlling interests	$144,240	$87,860	$454,578	$434,738

CENTERLINE HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

NOTE 15 – General and Administrative Expenses

The table below provides the components of general and administrative expenses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011

Salaries and benefits	$12,614	$12,987	$38,519	$34,791

Other:
Credit intermediation assumption and other fees	(1,193)	1,371	2,681	3,803
Professional fees	3,439	1,903	10,261	6,299
Site visits and acquisition fees	1,897	1,263	4,088	3,572
Advisory fees	1,250	1,250	3,750	3,750
Subservicing fees	1,838	1,777	5,471	5,245
Rent expense	803	1,892	2,619	4,549
Miscellaneous	2,819	3,538	9,991	9,864

Total	$23,467	$25,981	$77,380	$71,873

A.	Salaries and Benefits

Salaries and benefits for the year increased primarily due to our initiative to expand our Affordable Housing Debt and Mortgage Banking platforms by hiring additional employees in certain geographical locations nationwide as well as due to an increase in commission expenses reflecting the increase in our mortgage originations.

B.	Professional fees

Professional fees increased primarily due to legal fees that we incurred and advisory fees that we were required to reimburse to our lenders relating to the amendments to our Credit Agreement which we entered into during 2012.

C.	Advisory Fees

We have an advisory agreement with Island Centerline Manager LLC, an entity owned and operated by a subsidiary of Island Capital Group LLC (collectively, “Island”), whereby it provides us with strategic and general advisory services. Pursuant to the agreement, we pay a $5.0 million annual base advisory fee, payable in quarterly installments of $1.25 million (see also Note 19).

NOTE 16 – Provision for (Recovery of) Losses

The table below provides the components of the provision for (recovery of) losses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011

Affordable Housing loss reserve (recovery) (see Note 21)	$13,349	$(41,700)	$(7,750)	$(57,700)
Stabilization escrow reserve recovery (see Note 21)	-	-	(23,549)	-
(Reversal of) reserves for bad debt (see Note 21)	(1,294)	975	47,337	8,076
Lease termination costs	-	1,081	3,318	1,081
Other provision for losses	2,163	-	2,163	-
Provision for (recovery of) risk-sharing obligations (see Note 21)	520	-	(1,017)	238

Total	$14,738	$(39,644)	$20,502	$(48,305)

CENTERLINE HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

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

In the second quarter of 2012, as part of the Merrill Restructuring, we advanced funds to certain Tax Credit Fund Partnerships to allow them to make supplemental loans to the applicable Tax Credit Property Partnerships in which they invest to allow them to repay their debt. A substantial portion of these advances were made using the collateral held by counterparties and stabilization escrow which had been previously reserved. Such reserves were reversed upon utilization in the Merrill Restructuring. Affordable Housing loss reserves recorded in the third quarter of 2012 relate primarily to payments expected to be made under our credit intermediation agreements due to a probable property foreclosure as well as an increase in payments expected to be made over the life of these investments to cover shortfalls at Tax Credit Property Partnerships. Bad debt reserves represent advances or supplemental loans we do not expect to collect, mainly relating to the advances made as part of the Merrill Restructuring (see further discussion in Note 21 under Loss Reserve Relating to Yield Transactions).

B.	Lease Termination Costs

In connection with the Surrender Agreement relating to our former New York headquarters at 625 Madison Avenue, in August 2011 we vacated a portion of the office space and recorded net lease termination costs of $1.1 million. In February 2012 we vacated the remainder of the space as required per the Surrender Agreement. Simultaneously, we moved to our new headquarters at 100 Church Street. At that time, we recorded net lease termination costs of $3.3 million.

C.	Other Provision for Losses

Other provision for losses in 2012 is for potential expenses to be incurred by the Company for settling Most Favored Nation Rights claims by former holders of Convertible CRA Shares (see Note 13).

NOTE 17 - Earnings per Share

The calculation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(in thousands, except per share amounts)	Continuing Operations	Continuing Operations	Continuing Operations	Continuing Operations	Discontinued Operations

Numerator:
Net (loss) income attributable to Centerline Holding Company shareholders	$(5,763)	$23,815	$(13,104)	$34,006	$253
Undistributed earnings attributable to redeemable securities	-	(40)	-	(58)	-
Effect of redeemable share conversions	-	(113)	-	(340)	-
Net (loss) income attributable to Centerline Holding Company shareholders used for EPS calculations – basic and diluted	$(5,763)	$23,662	$(13,104)	$33,608	$253

Denominator:
Weighted average shares outstanding
Basic and diluted	349,166	349,166	349,166	348,995	348,995

Calculation of EPS:
Net (loss) income attributable to Centerline Holding Company shareholders – basic and diluted	$(5,763)	$23,662	$(13,104)	$33,608	$253
Weighted average shares outstanding – basic and diluted	349,166	349,166	349,166	348,995	348,995
Net (loss) income per share attributable to Centerline Holding Company shareholders – basic and diluted	$(0.02)	$0.07	$(0.04)	$0.10	$-	(1)

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

B.	Derivative Positions

As of September 30, 2012, we held the following derivative positions:

•	We are party to 17 interest rate derivative agreements with the developers of properties relating to certain mortgage revenue bonds we previously owned. We entered into these derivative agreements to effectively convert the fixed rate of interest (per the terms of the mortgage revenue bond) to a variable rate. Under the terms of these agreements, we pay fixed interest rates equal to those of the related bonds and receive interest at a variable rate (based on the SIFMA index). Since the December 2007 re-securitization transaction, these derivatives are now deemed to be free-standing derivatives. At September 30, 2012, these derivatives had an aggregate notional amount of $156.6 million, a weighted average interest rate of 5.72% and a weighted average remaining term of 10.2 years.

•	Our Affordable Housing Equity segment is party to an interest rate derivative whereby we pay a variable rate of interest (based on the SIFMA index) and receive interest at a fixed rate of 3.83%. This derivative is a free-standing derivative. At September 30, 2012, the derivative had a notional amount of $9.5 million, with a variable interest rate of 0.80% payable to a third party and remaining term of 10.7 years.

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

Interest rate derivatives in a net liability position (“out of the money”) are recorded in accounts payable, accrued expenses and other liabilities and those in a net asset position (“in the money”) are recorded in deferred costs and other assets. None of the derivatives were designated as hedges as of the dates presented. The amounts recorded are as follows:

(in thousands)	September 30, 2012	December 31, 2011

Net liability position	$33,424	$28,737
Net asset position	1,781	1,488

Presented below are amounts included in interest expense in the Condensed Consolidated Statements of Operations related to the derivatives described above:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011

Not designated as hedges:
Interest payments	$2,494	$2,502	$7,524	$7,530
Interest receipts	(939)	(946)	(2,815)	(2,889)
Change in fair value	1,445	8,279	4,395	9,817
Included in interest expense	$3,000	$9,835	$9,104	$14,458

CENTERLINE HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

NOTE 19 – Related Party Transactions

Investments in and Loans to Affiliates

The table below provides the components of investments in and loans to affiliates as of the dates presented:

(in thousands)	September 30, 2012	December 31, 2011

Fund advances related to Tax Credit Property Partnerships, net(1)	$78,475	$64,067
Advances to Tax Credit Fund Partnerships, net	2,600	1,871
Fees receivable and other, net	20,929	29,166
Subtotal	102,004	95,104
Less: Eliminations(2)	(97,691)	(89,463)

Total	$4,313	$5,641

(1)	Net of reserves of $84.2 million at September 30, 2012 and $38.5 million at December 31, 2011.

(2)	For management purposes, we treat Consolidated Partnerships as equity investments in evaluating our results. As we consolidate the Consolidated Partnerships, we eliminate the investments for presentation in the condensed consolidated financial statements. In addition, any fees or advances receivable from Consolidated Partnerships are eliminated in consolidation.

Impact to Statements of Operations

Our Condensed Consolidated Statements of Operations included the following amounts pertaining to related party transactions:

	Included in following line item	Three Months Ended		Nine Months Ended
	on Condensed Consolidated	September 30,		September 30,
(in thousands)	Statements of Operations	2012	2011	2012	2011

Expenses for advisory services provided by	General and Administrative	$1,250	$1,250	$3,750	4,637
Island and procedures review payments made
to Island

Expenses for subservicing of and net referral	General and Administrative	1,883	1,766	5,959	5,453
fees for mortgage loans by C-III Capital
Partners, LLC (“C-III”)

Sublease charges to C-III	General and Administrative	(418)	(419)	(1,221)	(1,246)

Expenses for consulting and advisory services	General and Administrative	38	41	120	121
provided by The Related Companies LP
(“TRCLP”)

Expense for property management services	Other Losses from Consolidated	1,527	1,536	4,728	4,528
provided by TRCLP	Partnerships

Net interest rate derivative payments to	Interest Expense	631	638	1,902	1,902
property developers controlled by TRCLP

A.	Island Centerline Manager LLC (the “Advisor”) and C-III

We have an advisory agreement with Island Centerline Manager LLC. The agreement provides for an initial five year term and, subject to a fairness review of advisory fees, for successive one year renewal terms. Pursuant to the agreement:

•	The Advisor provides strategic and general advisory services to us; and

CENTERLINE HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

•	we paid $5.0 million for procedures review fees over a 12 month period from the date of the agreement for certain fund management review services. We have also paid and will pay a $5.0 million annual base advisory fee and will pay an annual incentive fee if and once certain EBITDA thresholds are met (as defined in the agreement).

The agreement provides each party with various rights of termination, which in our case under certain circumstances would require the payment of a termination fee in an amount equal to three times the base and incentive fee earned during the previous year.

We have subservicing agreements with C-III pursuant to which C-III services and administers mortgage loans on our behalf. During the nine months ended September 30, 2012 and 2011, we paid a total amount of $5.4 million and $5.2 million, respectively ($1.8 million for the third quarter of 2012 and 2011), for these services. In addition, during the nine months ended September 30, 2012 and 2011 we paid a total amount of $0.6 million and $0.3 million, respectively to C-III for referral fees for mortgage loans financed by us for borrowers referred to us by C-III, net of fees received for referrals made by us to C-III.

We have a sublease agreement with C-III for the leased space in Irving, Texas that we occupied in the past and which has been used by C-III since March 2010.

B.	The Related Companies L.P.

A subsidiary of TRCLP earned fees for performing property management services for various properties held in Tax Credit Fund Partnerships we manage.

In addition, in March 2010 another affiliate of TRCLP entered into a loan agreement with our lenders (the “TRCLP Loan Agreement”) pursuant to which it assumed $5.0 million of our debt outstanding under our Credit Agreement (the “TRCLP Indebtedness”) in connection with CCG’s entering into a consulting and advisory agreement with the TRCLP affiliate (the “TRCLP Consultant”).

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

The $5.0 million of debt assumed by TRCLP was recorded as an extinguishment of debt for which we deferred a $5.0 million gain. The deferred gain will be recognized into income over the life of the consulting agreement as payments of the assumed debt are made by TRCLP. As of September 30, 2012 and December 31, 2011, the unrecognized balance was $4.48 million and $4.97 million, respectively. This amount is included in “Deferred revenues” within “Accounts payable, accrued expense and other liabilities” on our Condensed Consolidated Balance Sheets.

CENTERLINE HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

C.	Fund Advances Related to Tax Credit Property Partnerships, Net

Fund advances related to Tax Credit Property Partnerships represent monies we loaned to certain Tax Credit Fund Partnerships to allow them to provide financial support to Tax Credit Property Partnerships in which they invest. We expect the Tax Credit Fund Partnerships will repay those loans from the release of reserves, proceeds from asset sales and other operating sources. Fund advances we made (net of recoveries) were $60.1 million and $11.1 million in the nine months ended September 30, 2012 and 2011, respectively ($2.0 million and $3.4 million in the third quarters of 2012 and 2011, respectively). In connection with the restructuring of certain credit intermediation agreements in 2010, certain of these fund advances were contributed to our Guaranteed Holdings and CFin Holdings subsidiaries (See Tax Credit Property Partnerships in Note 21).

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

CENTERLINE HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

	Three Months Ended September 30, 2012
	Affordable	Affordable
	Housing	Housing	Mortgage	Asset		Consolidated
(in thousands)	Equity	Debt	Banking	Management	Corporate	Partnerships	Total

Revenues
Interest income	$1,095	$15,830	$1,133	$-	$10	$312	$18,380
Non-interest income	7,407	3,139	21,964	5,583	100	26,497	64,690
Total Revenues	$8,502	$18,969	$23,097	$5,583	$110	$26,809	$83,070

Expenses
Interest expense	$(44)	$13,003	$711	$-	$1,323	$13,552	$28,545
G&A expense	5,156	3,128	8,274	2,332	10,751	-	29,641
Provision for/(recovery of) losses	12,055	(363)	883	-	2,163	-	14,738
Depreciation and amortization	37	385	2,948	53	273	-	3,696
Other expense	-	-	-	-	-	101,494	101,494
Total Expenses	$17,204	$16,153	$12,816	$2,385	$14,510	$115,046	$178,114

Other income(loss)	475	-	178	-	493	(56,684)	(55,538)

Income tax benefit	-	-	-	-	652	-	652

Net (loss) income	(8,227)	2,816	10,459	3,198	(13,255)	(144,921)	(149,930)

Net (loss) income attributable to non-controlling interests	(876)	1,556	-	-	-	(144,920)	(144,240)

Intersegment expense allocations	2,051	3,539	2,912	2,656	(11,158)	-	-
Net (loss) income attributable to Centerline Holding Company Shareholders	$(9,402)	$(2,279)	$7,547	$542	$(2,097)	$(1)	$(5,690)

Below is the reconciliation of the segment results to the consolidated results:

Net loss from reportable segments	$(5,690)
Elimination and adjustment items
Interest income	(6,996)
Non-interest income	(12,402)
Interest expense	6,948
Non-interest expense	12,377
Consolidated Net loss attributable to Centerline Holding Company shareholders	$(5,763)

CENTERLINE HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

	Three Months Ended September 30, 2011
	Affordable	Affordable
	Housing	Housing	Mortgage	Asset		Consolidated
(in thousands)	Equity	Debt	Banking	Management	Corporate	Partnerships	Total

Revenues
Interest income	$706	$16,162	$965	$-	$27	$255	$18,115
Non-interest income	9,512	1,156	13,718	5,783	101	26,284	56,554
Total Revenues	$10,218	$17,318	$14,683	$5,783	$128	$26,539	$74,669

Expenses
Interest expense	$(485)	$21,542	$380	$-	$1,353	$12,723	$35,513
G&A expense	9,002	2,887	5,801	2,914	11,461	-	32,065
Recovery of losses	(40,725)	-	-	-	1,081	-	(39,644)
Depreciation and amortization	53	295	2,874	80	410	-	3,712
Other expense	-	-	-	-	-	53,551	53,551
Total Expenses	$(32,155)	$24,724	$9,055	$2,994	$14,305	$66,274	$85,197

Other income(loss)	(18)	150	-	-	-	(53,798)	(53,666)

Income tax benefit	-	-	-	-	87	-	87

Net income (loss)	42,355	(7,256)	5,628	2,789	(14,090)	(93,533)	(64,107)

Net income (loss) attributable to non-controlling interests	4,114	1,556	-	-	-	(93,530)	(87,860)

Intersegment expense allocations	2,535	2,244	3,142	3,696	(11,617)	-	-
Net income (loss) attributable to Centerline Holding Company Shareholders	$35,706	$(11,056)	$2,486	$(907)	$(2,473)	$(3)	$23,753

Below is the reconciliation of the segment results to the consolidated results:

Net income from reportable segments	$23,753
Elimination and adjustment items
Interest income	(7,905)
Non-interest income	(14,100)
Interest expense	8,035
Non-interest expense	14,032
Consolidated Net income attributable to Centerline Holding Company shareholders	$23,815

CENTERLINE HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended September 30, 2012
	Affordable	Affordable
	Housing	Housing	Mortgage	Asset		Consolidated
(in thousands)	Equity	Debt	Banking	Management	Corporate	Partnerships	Total

Revenues
Interest income	$3,353	$51,561	$3,261	$-	$26	$(701)	$57,500
Non-interest income	23,075	9,495	55,636	16,830	358	82,291	187,685
Total Revenues	$26,428	$61,056	$58,897	$16,830	$384	$81,590	$245,185

Expenses
Interest expense	$89	$41,366	$1,874	$-	$3,945	$40,140	$87,414
G&A expense	22,419	9,672	23,005	7,240	33,071	-	95,407
Provision for/(recovery of) losses	39,585	(23,912)	(654)	-	5,481	-	20,500
Depreciation and amortization	110	1,268	9,544	146	880	-	11,948
Other expense	-	-	-	-	-	222,610	222,610
Total Expenses	$62,203	$28,394	$33,769	$7,386	$43,377	$262,750	$437,879

Other income(loss)	558	795	179	-	493	(277,403)	(275,378)

Income tax benefit	-	-	-	-	505	-	505

Net (loss) income	(35,217)	33,457	25,307	9,444	(41,995)	(458,563)	(467,567)

Net (loss) income attributable to non-controlling interests	(691)	4,669	-	-	-	(458,556)	(454,578)

Intersegment expense allocations	6,658	9,144	8,903	9,165	(33,870)	-	-
Net (loss) income attributable to Centerline Holding Company Shareholders	$(41,184)	$19,644	$16,404	$279	$(8,125)	$(7)	$(12,989)

Below is the reconciliation of the segment results to the consolidated results:

Net loss from reportable segments	$(12,989)
Elimination and adjustment items
Interest income	(24,228)
Non-interest income	(36,673)
Interest expense	24,190
Non-interest expense	36,596
Consolidated Net loss attributable to Centerline Holding Company shareholders	$(13,104)

CENTERLINE HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended September 30, 2011
	Affordable	Affordable
	Housing	Housing	Mortgage	Asset		Consolidated
(in thousands)	Equity	Debt	Banking	Management	Corporate	Partnerships	Total

Revenues
Interest income	$2,675	$49,089	$2,867	$-	$63	$940	$55,634
Non-interest income	29,894	4,981	38,450	17,629	302	79,071	170,327
Total Revenues	$32,569	$54,070	$41,317	$17,629	$365	$80,011	$225,961

Expenses
Interest expense	$646	$49,114	$1,021	$-	$3,956	$37,925	$92,662
G&A expense	26,684	7,585	16,788	7,663	31,662	-	90,382
(Recovery of)/provision for losses	(49,624)	238	-	-	1,081	-	(48,305)
Depreciation and amortization	134	1,136	8,285	193	1,218	-	10,966
Other expense	-	-	-	-	-	249,210	249,210
Total Expenses	$(22,160)	$58,073	$26,094	$7,856	$37,917	$287,135	$394,915

Other income(loss)	2,748	1,320	-	-	1,756	(237,834)	(232,010)

Income tax provision	-	-	-	-	(93)	-	(93)

Net income (loss) - continuing operations	57,477	(2,683)	15,223	9,773	(35,889)	(444,958)	(401,057)

Net income (loss) attributable to non-controlling interests	5,544	4,669	-	-	-	(444,951)	(434,738)

Intersegment expense allocations	6,567	5,776	7,900	9,742	(29,985)	-	-
Net income (loss) attributable to Centerline Holding Company Shareholders – continuing operations	$45,366	$(13,128)	$7,323	$31	$(5,904)	$(7)	$33,681

Below is the reconciliation of the segment results to the consolidated results:

Net income from reportable segments	$33,681
Elimination and adjustment items
Interest income	(24,646)
Non-interest income	(43,487)
Interest expense	25,025
Non-interest expense	43,433
Net income attributable to CHC-shareholders - discontinued operations	253
Consolidated Net income attributable to Centerline Holding Company shareholders	$34,259

NOTE 21 – Commitments and Contingencies

A.	Affordable Housing Transactions

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

Total potential exposure pursuant to these credit intermediation agreements at September 30, 2012 is $1.2 billion, assuming the Tax Credit Fund Partnerships achieve no return whatsoever beyond the September 30, 2012 measurement date (assuming that all underlying properties fail and are foreclosed upon, causing us to invoke the “calamity call” provision in each fund on September 30, 2012). Of this total:

•	Five of the agreements (comprising $530.4 million of the total potential exposure) are with our subsidiary, Centerline Financial, an isolated special purpose entity wholly owned by CFin Holdings.

•	Seven of the agreements (comprising $387.6 million of the total potential exposure) are with our subsidiary, CFin Holdings, an isolated special purpose entity owned 90% by CCG and 10% by Natixis.

CENTERLINE HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	Eight of the credit intermediation agreements (comprising $317.0 million of the total potential exposure) are with Guaranteed Holdings, an isolated special purpose entity and wholly owned subsidiary of CCG.

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

In connection with the Master Assignment, Stabilization, Assignment Allocation and Asset Management Agreement with Merrill Lynch (the “Merrill Master Agreement”), CHC entered into a Reaffirmation of Guarantee in favor of Merrill Lynch whereby under certain circumstances CHC will indemnify Merrill Lynch for losses incurred under the yield transactions to the extent these losses are caused by events that occurred prior to the execution of the Merrill Master Agreement. In connection with the Merrill Master Agreement, we accrued $2.4 million and $3.6 million in credit intermediation assumption fees for the nine months ended September 30, 2012 and 2011, respectively, included in “Accounts Payable, accrued expenses and other liabilities” on our Condensed Consolidated Balance Sheets and included in “Other Fees” within “General and Administrative Expenses” on our Condensed Consolidated Statements of Operations. The fee is due upon the termination of certain yield transactions and is calculated as 50% of the value of the collateral securing Guaranteed Holdings’ obligations under these yield transactions but not to exceed $42.0 million.

The carrying value of all the above obligations under credit intermediation agreements, representing the deferral of the fee income over the obligation periods, was $17.7 million as of September 30, 2012 and $19.5 million as of December 31, 2011. This amount is included in “Deferred revenues” within “Accounts payable, accrued expense and other liabilities” on our Condensed Consolidated Balance Sheets.

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

We developed a strategy to address a marked decline in the operating performance of many of the non-stabilized properties underlying our affordable housing investments to manage our exposure under the yield transactions described above and to address the declining cash flows to our Series B Freddie Mac Certificates. As part of that, in June 2012 we executed the Merrill Restructuring. The Merrill Restructuring resulted in the principal buy down of mortgage revenue bonds in the amount of $60.3 million and the funding of related expenses of $1.0 million. The sources of the buy downs included $23.5 million of stabilization escrow, $22.1 million from collateral deposits of Guaranteed Holdings, $11.7 million from other sources primarily from unfunded equity contributions held by certain Tax Credit Fund Partnerships which hold equity investments in the underlying properties being restructured, with the remaining source of $3.9 million provided by Freddie Mac in the form of a loan. The stabilization escrow release and the Freddie Mac Loan proceeds were advanced to the Tax Credit Fund Partnerships along with the $22.1 million of collateral deposits to allow them to make supplemental loans to the Tax Credit Property Partnerships. The Merrill Restructuring also included a reduction in the must-pay interest portion of the debt service to an interest rate of 4.75% on 17 properties. The difference between the must-pay amount and the stated interest rate of the bond which range from 6.50% to 7.45% will be treated as soft interest to be paid out of available cash flows of the property partnership. In addition, in connection with the Natixis Master Agreement, if certain conditions are met, we have agreed to terms for the restructuring of certain of other mortgage revenue bonds. This strategy entails cash infusions, which could approximate $59.6 million, from us and other parties with an economic interest in the properties, or may result in a reduction in the principal balance of our Series B Freddie Mac Certificates.

Should the Primary Intermediators expend cash to execute restructurings, CFin Holdings, CFin or Guaranteed Holdings may have to reimburse them or they may have to forfeit cash and other assets that we have deposited as collateral. Should the Primary Intermediators not expend cash to the extent we have projected, we could incur additional impairments of our Series B Freddie Mac Certificates. In addition, in certain instances, CFin Holdings, CFin or Guaranteed Holdings may advance funds to a Tax Credit Fund Partnership to cover shortfalls at Tax Credit Property Partnerships in order to ensure that the limited partners in the Tax Credit Fund Partnerships do not lose their expected tax benefits. We have analyzed the expected operations of the underlying properties and, as of September 30, 2012, we have estimated that payments by us totaling $27.3 million will need to be made in order to complete the restructuring to reduce the principal balance of mortgage debt on specified properties, and estimated net payments over the life of the investments of $13.3 million will need to be made to cover shortfalls at Tax Credit Property Partnerships or to make payments under the yield transaction obligations. This mortgage reduction and any payments to cover shortfalls are expected to reduce our exposure under the yield guarantee arrangements. Of the expected payments to be made, $24.5 million is accrued as part of “Accounts payable, accrued expenses and other liabilities” on the Condensed Consolidated Balance Sheets. The remaining $16.1 million will be funded from the stabilization escrow established in connection with the 2007 re-securitization transaction, which has been fully reserved in prior years.

CENTERLINE HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

We have not yet been called upon to make payment under the yield transaction obligations. However, certain cash and other assets were pledged as collateral to Merrill Lynch and Natixis by CFin, CFin Holdings, and Guaranteed Holdings. As of September 30, 2012, Guaranteed Holdings remaining collateral subsequent to the June 2012 transaction to satisfy Merrill Lynch’s collateral requirements, consisted mainly of cash and cash deposits of $21.9 million which are included in “Deferred costs and other assets, net” on our Condensed Consolidated Balance Sheets and $19.7 million in investments in Series A-1 Freddie Mac Certificates included in “Available-for-sale investments” on our Condensed Consolidated Balance Sheets. In addition, as of September 30, 2012, Centerline Financial and CFin Holdings maintained a cash balance of $71.1 million included in “Cash and cash equivalents” as a capital requirement in support of its exposure under its credit intermediation agreements.

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

As of September 30, 2012, we had a $78.5 million receivable for advances as described above, net of a $84.2 million reserve for bad debt (see Note 19). $44.7 million of bad debt reserves were recorded in connection with $51.3 million in advances made in the second quarter of 2012 in connection with the Merrill Restructuring. This includes $26.2 million (net of a $10.7 million reserve) recorded in Centerline Affordable Housing Advisors LLC’s (“CAHA”) books and $52.3 million (net of a $73.5 million reserve) recorded in our isolated special purpose entities’ CFin Holdings and Guaranteed Holdings financial statements.

B.	Funding Commitments

As of September 30, 2012, we had commitments to sell mortgages that were subsequently sold to the GSEs totaling $186.7 million, which are included in “Mortgage loans held for sale and other” on the Condensed Consolidated Balance Sheets.

C.	Mortgage Loan Loss Sharing Agreements

Under the Fannie Mae Delegated Underwriting Servicer (“DUS”) program, we originate loans through one of our subsidiaries that are thereafter purchased or credit enhanced by Fannie Mae and sold to third party investors. Pursuant to a master loss sharing agreement with Fannie Mae, we retain a first loss position with respect to the loans that we originate and sell under this program. For these loss sharing loans, we assume responsibility for a portion of any loss that may result from borrower defaults, based on the Fannie Mae loss sharing formulas, and Fannie Mae risk Levels I, II or III, with Level III loans being the most risky and for which we must assume the greatest share of loss. There is one Level III loan with an unpaid principal balance of $2.3 million, all of the remaining 1,154 loss sharing loans in this program as of September 30, 2012, were Level I loans. For a majority of these loans, if a default occurs, we are responsible for the first 5% of the unpaid principal balance and a portion of any additional losses to a maximum of 20% of the original principal balance; any remaining loss is borne by Fannie Mae. A modified risk sharing arrangement is applied to 95 loans in which our risk share is reduced to 0% to 75% of our overall share of the loss. Pursuant to this agreement, we are responsible for funding 100% of mortgagor delinquency (principal and interest) for a period of four months and servicing advances (taxes, insurance and foreclosure costs) until the amounts advanced exceed 5% of the unpaid principal balance at the date of default. Thereafter, no further fundings are required until final settlement under the master loss sharing agreement.

CENTERLINE HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

We also participate in loss sharing transactions under Freddie Mac’s Delegated Underwriting Initiative (“DUI”) program whereby we have originated loans that were purchased by Freddie Mac. Under the terms of our master agreement with Freddie Mac, we are obligated to reimburse Freddie Mac for a portion of any loss that may result from borrower defaults in DUI transactions. For such loans, if a default occurs, our share of the standard loss will be the first 5% of the unpaid principal balance and 25% of the next 20% of the remaining unpaid principal balance to a maximum of 10% of the unpaid principal balance. The loss on a defaulted loan is calculated as the unpaid principal amount due, unpaid interest due and default resolutions costs (taxes, insurance, operation and foreclosure costs) less recoveries. As of September 30, 2012, we had 59 loss sharing loans in this program.

Our maximum exposure at September 30, 2012, pursuant to these agreements, was $906.3 million (representing what we would owe in accordance with the loss sharing percentages with Fannie Mae and Freddie Mac described above if every loan defaulted and losses were incurred in amounts equal to or greater than these levels for which we are responsible), although we believe this amount is not indicative of our likely potential losses. We maintain an allowance for risk-sharing obligations for loans originated under these product lines at a level that, in management’s judgment, is adequate to provide for estimated losses. At September 30, 2012 and December 31, 2011, that reserve was $20.7 million and $21.7 million, respectively. The reserve is recorded in “Accounts payable, accrued expenses and other liabilities” (see Note 12) on our Condensed Consolidated Balance Sheets.

The components of the change in the allowance for risk-sharing obligations were as follows:

(in thousands)

Balance at January 1, 2011	$29,924
Provision recorded during the period	238
Realized losses on risk-sharing obligations	(1,398)

Balance at September 30, 2011	$28,764

Balance at January 1, 2012	$21,715
Recovery of provision during the period	(1,017)
Realized losses on risk-sharing obligations	-

Balance at September 30, 2012	$20,698

As of September 30, 2012, we maintained collateral consisting of money market and short-term investments of $13.4 million, which is included in “Restricted cash” on our Condensed Consolidated Balance Sheets, to satisfy the Fannie Mae collateral requirements with which we were in compliance at September 30, 2012. In addition, we maintain cash balances of these subsidiaries in excess of program requirements.

We are also required by the master agreement with Freddie Mac to provide collateral as security for payment of the reimbursement obligation. The collateral can include a combination of the net worth of one of our Mortgage Banking subsidiaries, a letter of credit and/or cash. To meet this collateral requirement, we have a letter of credit arrangement with Bank of America as a part of our Revolving Credit Facility (see Note 10). At September 30, 2012, commitments under this agreement totaled $12.0 million.

At September 30, 2012, the Mortgage Banking subsidiaries held $11.3 million of cash in excess of program requirements.

D.	Legal Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s condensed consolidated financial statements and therefore no accrual is required as of September 30, 2012 and December 31, 2011.

E.	Other Contingent Liabilities

We have entered into several transactions pursuant to the terms of which we will provide credit support to construction lenders for project completion and Fannie Mae conversion. In some instances, we have also agreed to acquire subordinated bonds to the extent the construction period bonds do not fully convert. In some instances, we also provide payment, operating deficit, recapture and replacement reserve guarantees as business requirements for developers to obtain construction financing. Our maximum aggregate exposure relating to these transactions was $171.9 million as of September 30, 2012. To date, we have had minimal exposure to losses under these transactions and anticipate no material liquidity requirements in satisfaction of any guarantee issued.

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

Centerline Financial has two credit intermediation agreements to provide for monthly principal and interest debt service payments for debt owed by Tax Credit Property Partnerships owned by third parties, to the extent there is a shortfall in payment from the underlying property. In return, we receive fees monthly based on a fixed rate until the expiration of the agreements that occur in 2023 and 2025. Total potential exposure pursuant to these transactions is $33.7 million as well as monthly interest obligations, assuming the bonds default and cannot be sold. The recourse upon default would be to acquire the bond and foreclose on the underlying property at which point the property would be rehabilitated or sold. Deferred fee income over the obligation period was $0.8 million based on the fair value of the obligations as of September 30, 2012. This amount is included in “Deferred revenues” within “Accounts payable, accrued expenses and other liabilities” on our Condensed Consolidated Balance Sheets.

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

NOTE 22 – Subsequent Events

•	On October 5, 2012, we entered into a sixth amendment to the waiver to the Credit Agreement, for which Bank of America, N.A. is the administrative agent, (the “Sixth Amendment to the Waiver”), which among other things: (i) granted a waiver through January 11, 2013 of our noncompliance with the Consolidated EBITDA to Fixed Charges Ratio covenant contained in our Credit Agreement with respect to the fiscal quarters ended September 30, 2011, March 31, 2012, June 30, 2012 and September 30, 2012; (ii) granted a waiver through January 11, 2013 of our noncompliance with the Total Debt to Consolidated EBITDA Ratio covenant contained in our Credit Agreement with respect to the fiscal quarters ended June 30, 2012 and September 30, 2012; (iii) required us to pay certain costs and expenses incurred by the administrative agent in administering the Credit Agreement; and (iv) removed the terms in the Credit Agreement that restricted our ability to repurchase the Convertible CRA Shares, allowing for, at any time prior to January 11, 2013, subject to specified terms, the redemption of all outstanding Convertible CRA Shares and settling, retiring and terminating of all contractual rights of certain Former Preferred Holders, who previously agreed to the redemption of their Preferred Shares provided, however, that the costs of such redemptions and termination of rights do not exceed specified amounts, which amounts are significantly less than the amount required to redeem the Convertible CRA Shares pursuant to their terms.

•	In October 2012, we entered into an agreement with one of our warehouse lenders pursuant to which we have been granted a $100.0 million temporary increase to our existing $50.0 million committed warehouse facility for a period of 30 days commencing on the earlier of (i) November 14, 2012 or (ii) upon the date of the initial advance by the lender to us for purpose of originating a loan or loans secured by certain scheduled properties. Advances in an amount up to and including $100.0 million made to us by the lender with respect to certain scheduled loans shall bear interest at a rate of LIBOR plus 2.10%. Advances in an amount in excess of $100.0 million or for loans other than those scheduled advances shall bear an interest rate of LIBOR plus 2.75%.

•	In November 2012, we signed a renewal of a $50.0 million committed warehouse facility that matures in November 2013 and bears interest at a rate of LIBOR plus a minimum of 1.90% and a maximum of 3.40%.

•	On November 1, 2012, the holder of 214,247 Convertible CRA Shares, which in January 2012 exercised a put option to sell all of its Convertible CRA Shares to the Company (see Note 13), submitted to the American Arbitration Association a demand for arbitration based on the Company’s alleged failure to comply with its obligation under the option agreement to pay the gross issuance price of the Convertible CRA Shares. The arbitration claim is for approximately $4.0 million.

CENTERLINE HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On November 5, 2012, the holder of the remaining 106,044 Convertible CRA Shares, which in June 2012 exercised a put option to sell all of their Convertible CRA Shares to the Company (see Note 13), submitted to the American Arbitration Association a demand for arbitration based on the Company’s alleged failure to comply with its obligation under the option agreement to pay the gross issuance price of the Convertible CRA Shares. The arbitration claim is for approximately $2.0 million.

Our Credit Agreement contains restrictions on distributions. Under the Credit Agreement, we generally are not permitted to make any distributions or redeem or purchase any of our shares, including Convertible CRA Shares.

The Sixth Amendment to the Waiver which the Company entered into on October 5, 2012, removes, through January 11, 2013, subject to specified terms, the restrictions in the Credit Agreement relating to our ability to repurchase the Convertible CRA Shares. The Company is engaged in negotiations with the holders of the outstanding Convertible CRA Shares in an effort to redeem, subject to specified conditions, and cancel these shares and their rights in exchange for an amount significantly less than the gross issuance price.

•	In November 2012 we signed a renewal of the uncommitted warehouse repurchase facility for warehousing of mortgage loans with Fannie Mae. The renewed warehouse facility is scheduled to mature in November 2013 and bears interest at a rate of LIBOR plus 3.50% with a minimum of 4.50%.

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

This MD&A contains forward-looking statements; please see page 83 for more information

Significant components of the MD&A section include:	Page

SECTION 1 – Overview
The overview section provides a summary of the Company and our reportable business segments. We also include a discussion of factors affecting our consolidated results of operations as well as items specific to each business segment.	52

SECTION 2 – Consolidated Results of Operations
The consolidated results of operations section provides an analysis of our consolidated results on a reportable segment basis for the three and nine months ended September 30, 2012, against the comparable prior year periods. Significant subsections within this section are as follows:	53

Summary Consolidated Results	53
Comparability of Results	57
Affordable Housing Equity	57
Affordable Housing Debt	62
Mortgage Banking	66
Asset Management	70
Corporate	71
Consolidated Partnerships	73
Expense Allocation	74
Eliminations and Adjustments	74
Income Taxes	75
Accounting Developments	75
Inflation	75

SECTON 3 - Financial Condition
The financial condition section discusses our ability to generate adequate amounts of cash to meet our current and future needs. Significant subsections within this section are as follows:	76

Liquidity	76
Cash Flows	77
Capital Resources	78
Redeemable Securities	82
Commitments and Contingencies	83

SECTION 4 – Forward Looking Statements	83

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

SECTION 1 – OVERVIEW

Centerline Holding Company (OTC: CLNH), through its subsidiaries, provides real estate financing and asset management services focused on affordable and conventional multifamily housing. We offer a range of both debt financing and equity investment products, as well as asset management services to developers, owners, and investors. We are structured to originate, underwrite, service, manage, refinance or sell assets through all phases of the asset’s life cycle. As a leading sponsor of Low-Income Housing Tax Credit (“LIHTC”) funds, we have raised more than $10 billion in equity across 137 funds. Today we manage $9.2 billion of investor equity within 115 funds and invested in approximately 1,200 assets located in 45 U.S. states. Our multifamily lending platform services $11.5 billion in loans and mortgage revenue bonds that we manage on behalf of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), known collectively as Government-Sponsored Enterprises (“GSEs”), as well as the Government National Mortgage Association (“Ginnie Mae”), and the Federal Housing Administration (“FHA”). Centerline Holding Company, or its predecessor entities, has been in continuous operation since 1972. Organized as a statutory trust created under the laws of Delaware, we conduct substantially all of our business through our subsidiaries, generally under the designation Centerline Capital Group. The terms “we”, “us”, “our” or “the Company” as used throughout this document refer to the business as a whole, or a subsidiary, while the term “parent trust” refers only to Centerline Holding Company as a stand-alone entity.

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

Our professional staff has a unique blend of capital markets and real estate expertise, experience, and creativity to provide highly practical, customized solutions for real estate investors, developers, and owners. We pride ourselves on our strong underwriting protocols, solid credit processes and procedures, a superior asset management platform, creativity, flexibility, and the ability to react quickly to our customers’ needs. We built a growing debt origination platform with strong sponsor relationships, access to a variety of capital sources, and a stable fund management business with deep investor relationships. Most importantly, we have recruited and retained a team of talented professionals to manage, run, and build our businesses.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

SECTION 2 – CONSOLIDATED RESULTS OF OPERATIONS

Summary Consolidated Results

Our summary consolidated results of operations for the three and nine months ended September 30, 2012 and 2011 are presented below.

	Three Months Ended September 30,
	2012									2011

	Affordable	Affordable					Eliminations			Affordable	Affordable					Eliminations
	Housing	Housing	Mortgage	Asset		Consolidated	and		% of	Housing	Housing	Mortgage	Asset		Consolidated	and		% of
(in thousands)	Equity	Debt	Banking	Management	Corporate	Partnerships	Adjustments	Total	Revenues	Equity	Debt	Banking	Management	Corporate	Partnerships	Adjustments	Total	Revenues	% Change

Revenues
Mortgage revenue bonds	$141	$10,116	$-	$-	$-	$-	$(6,707)	$3,550	5.6%	$151	$11,170	$-	$-	$-	$-	$(7,788)	$3,533	6.7%	0.5%
Other interest income	954	5,714	1,133	-	10	-	(289)	7,522	11.8	555	4,992	965	-	27	-	(117)	6,422	12.2	17.1
Interest income	1,095	15,830	1,133	-	10	-	(6,996)	11,072	17.4	706	16,162	965	-	27	-	(7,905)	9,955	18.9	11.2

Fund sponsorship	4,922	-	-	-	-	-	(3,864)	1,058	1.7	6,316	-	-	-	-	-	(4,912)	1,404	2.7	(24.6)
Application and processing fees	-	48	-	-	-	-	-	48	0.1	-	26	-	-	-	-	-	26	-	84.6
Asset management fees	-	-	-	5,523	-	-	(5,523)	-	-	-	-	-	5,775	-	-	(5,775)	-	-	-
Mortgage origination fees	-	375	1,537	-	-	-	-	1,912	3.0	-	50	836	-	-	-	-	886	1.7	115.8
Mortgage servicing fees	-	1,047	5,671	-	-	-	-	6,718	10.5	-	923	5,205	-	-	-	(208)	5,920	11.2	13.5
Credit intermediation fees	594	-	-	-	-	-	(564)	30	-	1,170	-	-	-	-	-	(1,139)	31	0.1	(3.2)
Other fee income	-	253	288	-	-	-	(550)	(9)	-	-	-	112	-	-	-	-	112	0.2	(108.9)
Fee income	5,516	1,723	7,496	5,523	-	-	(10,501)	9,757	15.3	7,486	999	6,153	5,775	-	-	(12,034)	8,379	15.9	16.4

Gain on sale of mortgage loans	-	1,338	14,023	-	-	-	-	15,361	24.1	-	94	7,304	-	-	-	-	7,398	14.1	107.6

Prepayment penalties	-	-	372	-	-	-	-	372	0.6	-	-	106	-	-	-	-	106	0.2	250.9
Expense reimbursement	1,800	-	-	-	100	-	(1,900)	-	-	1,921	-	-	-	100	-	(2,021)	-	-	-
Miscellaneous	91	78	73	60	-	-	(1)	301	0.5	105	63	155	8	1	-	(45)	287	0.5	4.9
Other revenues	1,891	78	445	60	100	-	(1,901)	673	1.1	2,026	63	261	8	101	-	(2,066)	393	0.7	71.2

Revenues - consolidated partnerships	-	-	-	-	-	26,809	-	26,809	42.1	-	-	-	-	-	26,539	-	26,539	50.4	0.1
Total revenues	$8,502	$18,969	$23,097	$5,583	$110	$26,809	$(19,398)	$63,672	100.0%	$10,218	$17,318	$14,683	$5,783	$128	$26,539	$(22,005)	$52,664	100.0%	20.9%

Expenses
Salary	$1,565	$957	$4,322	$1,757	$4,013	$-	$-	$12,614	19.8%	$2,247	$460	$3,253	$2,549	$4,478	$-	$-	$12,987	24.7%	(2.9)%
Other general and administrative	3,591	2,171	3,952	575	6,738	-	(6,174)	10,853	17.0	6,755	2,427	2,548	365	6,983	-	(6,084)	12,994	24.7	(16.5)
General and administrative	5,156	3,128	8,274	2,332	10,751	-	(6,174)	23,467	36.8	9,002	2,887	5,801	2,914	11,461	-	(6,084)	25,981	49.4	(9.7)

Affordable Housing loss reserve (recovery)	13,349	-	-	-	-	-	-	13,349	21.0	(41,700)	-	-	-	-	-	-	(41,700)	(79.2)	(132.0)
(Reversal of) reserve for bad debt	(1,294)	-	-	-	-	-	-	(1,294)	(2.0)	975	-	-	-	-	-	-	975	1.9	(232.7)
(Recovery of) provision for risk-sharing obligations	-	(363)	883	-	-	-	-	520	0.8	-	-	-	-	-	-	-	-	-	N/A
Stabilization escrow reserve recovery	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Other provision for losses	-	-	-	-	2,163	-	-	2,163	3.4	-	-	-	-	-	-	-	-	-	N/A
Lease termination costs	-	-	-	-	-	-	-	-	-	-	-	-	-	1,081	-	-	1,081	2.0	(100.0)
Provision for (recovery of) losses	12,055	(363)	883	-	2,163	-	-	14,738	23.2	(40,725)	-	-	-	1,081	-	-	(39,644)	(75.3)	(137.2)

Borrowing and financing	54	10,500	711	-	1,323	-	(26)	12,562	19.7	129	11,689	380	-	1,353	-	(231)	13,320	25.3	(5.7)
Derivatives - change in fair value	(98)	1,543	-	-	-	-	-	1,445	2.3	(614)	8,893	-	-	-	-	-	8,279	15.7	(82.5)
Preferred shares of subsidiary	-	960	-	-	-	-	-	960	1.5	-	960	-	-	-	-	-	960	1.8	-
Interest expense	(44)	13,003	711	-	1,323	-	(26)	14,967	23.5	(485)	21,542	380	-	1,353	-	(231)	22,559	42.8	(33.7)

Depreciation and amortization	37	385	2,948	53	273	-	-	3,696	5.8	53	295	2,874	80	410	-	-	3,712	7.0	(0.4)
Interest expense - consolidated partnerships	-	-	-	-	-	13,552	(6,922)	6,630	10.4	-	-	-	-	-	12,723	(7,804)	4,919	9.3	34.8
Other expense - consolidated partnerships	-	-	-	-	-	101,494	(6,203)	95,291	149.7	-	-	-	-	-	53,551	(7,948)	45,603	86.6	109.0
Total expenses	$17,204	$16,153	$12,816	$2,385	$14,510	$115,046	$(19,325)	$158,789	249.4%	$(32,155)	$24,724	$9,055	$2,994	$14,305	$66,274	$(22,067)	$63,130	119.8%	151.5%

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

	Three Months Ended September 30,
	2012									2011
	Affordable	Affordable					Eliminations			Affordable	Affordable					Eliminations
	Housing	Housing	Mortgage	Asset		Consolidated	and		% of	Housing	Housing	Mortgage	Asset		Consolidated	and		% of
(in thousands)	Equity	Debt	Banking	Management	Corporate	Partnerships	Adjustments	Total	Revenues	Equity	Debt	Banking	Management	Corporate	Partnerships	Adjustments	Total	Revenues	% Change

Equity and other income (loss)	$55	$-	$-	$-	$-	$-	$-	$55	0.1%	$-	$-	$-	$-	$-	$-	$-	$-	-%	N/A %
Gain on settlement of liabilities	-	-	-	-	493	-	-	493	0.8	-	-	-	-	-	-	-	-	-	N/A
Gain from repayment or sale of investments	420	-	178	-	-	-	-	598	0.9	(18)	150	-	-	-	-	-	132	0.3	353.0
Other losses – consolidated partnerships	-	-	-	-	-	(56,684)	-	(56,684)	(89.0)	-	-	-	-	-	(53,798)	-	(53,798)	(102.2)	5.4
Other income (loss)	475	-	178	-	493	(56,684)	-	(55,538)	(87.2)	(18)	150	-	-	-	(53,798)	-	(53,666)	(101.9)	3.5

Income tax benefit	-	-	-	-	652	-	-	652	1.0	-	-	-	-	87	-	-	87	0.1	N/M
Net (loss) income	(8,227)	2,816	10,459	3,198	(13,255)	(144,921)	(73)	(150,003)	(235.6)	42,355	(7,256)	5,628	2,789	(14,090)	(93,533)	62	(64,045)	(121.6)	134.2
Allocation – preferred shares	-	1,556	-	-	-	-	-	1,556	2.4	-	1,556	-	-	-	-	-	1,556	3.0	-
Allocation – non-controlling interests	(876)	-	-	-	-	-	-	(876)	(1.4)	4,114	-	-	-	-	-	-	4,114	7.8	(121.3)
Allocation – consolidated partnerships	-	-	-	-	-	(144,920)	-	(144,920)	(227.6)	-	-	-	-	-	(93,530)	-	(93,530)	(177.6)	54.9
Net (income) loss attributable to non-controlling interest	(876)	1,556	-	-	-	(144,920)	-	(144,240)	(226.6)	4,114	1,556	-	-	-	(93,530)	-	(87,860)	(166.8)	64.2
Net (loss) income attributable to Centerline Holding Company shareholders, pre-allocations	(7,351)	1,260	10,459	3,198	(13,255)	(1)	(73)	(5,763)	(9.0)	38,241	(8,812)	5,628	2,789	(14,090)	(3)	62	23,815	45.2	(124.2)
Inter-segment expense allocation	2,051	3,539	2,912	2,656	(11,158)	-	-	-	-	2,535	2,244	3,142	3,696	(11,617)	-	-	-	-	-
Net (loss) income attributable to Centerline Holding Company shareholders	$(9,402)	$(2,279)	$7,547	$542	$(2,097)	$(1)	$(73)	$(5,763)	(9.0)%	$35,706	$(11,056)	$2,486	$(907)	$(2,473)	$(3)	$62	$23,815	45.2%	(124.2)%

N/M – Not meaningful.

N/A – Not applicable.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

	Nine Months Ended September 30,
	2012									2011

	Affordable	Affordable					Eliminations			Affordable	Affordable					Eliminations
	Housing	Housing	Mortgage	Asset		Consolidated	and		% of	Housing	Housing	Mortgage	Asset		Consolidated	and		% of
(in thousands)	Equity	Debt	Banking	Management	Corporate	Partnerships	Adjustments	Total	Revenues	Equity	Debt	Banking	Management	Corporate	Partnerships	Adjustments	Total	Revenues	% Change

Revenues
Mortgage revenue bonds	$431	$35,852	$-	$-	$-	$-	$(23,198)	$13,085	7.1%	$463	$36,468	$-	$-	$-	$-	$(24,296)	$12,635	8.0%	3.6%
Other interest income	2,922	15,709	3,261	-	26	-	(1,030)	20,888	11.3	2,212	12,621	2,867	-	63	-	(350)	17,413	11.0	20.0
Interest income	3,353	51,561	3,261	-	26	-	(24,228)	33,973	18.4	2,675	49,089	2,867	-	63	-	(24,646)	30,048	19.0	13.1

Fund sponsorship	15,572	-	-	-	-	-	(11,763)	3,809	2.1	19,908	-	-	-	-	-	(16,126)	3,782	2.4	0.7
Application and processing fees	-	148	-	-	-	-	-	148	0.1	-	139	-	-	-	-	-	139	0.1	6.5
Asset management fees	-	-	-	16,765	-	-	(16,765)	-	-	-	-	-	17,552	-	-	(17,552)	-	-	-
Mortgage origination fees	-	1,157	4,314	-	-	-	-	5,471	3.0	-	421	2,787	-	-	-	-	3,208	2.0	70.5
Mortgage servicing fees	-	3,022	16,486	-	-	-	-	19,508	10.6	-	2,758	15,172	-	-	-	(623)	17,307	10.9	12.7
Credit intermediation fees	2,007	-	-	-	-	-	(1,917)	90	-	3,507	-	-	-	-	-	(3,417)	90	0.1	-
Other fee income	-	253	646	-	-	-	(959)	(60)	-	-	-	412	-	-	-	-	412	0.3	(114.6)
Fee income	17,579	4,580	21,446	16,765	-	-	(31,404)	28,966	15.8	23,415	3,318	18,371	17,552	-	-	(37,718)	24,938	15.8	16.2

Gain on sale of mortgage loans	-	4,730	32,013	-	-	-	-	36,743	19.9	-	1,535	19,334	-	-	-	-	20,869	13.2	76.1

Prepayment penalties	-	-	932	-	-	-	-	932	0.5	-	-	265	-	-	-	-	265	0.2	251.7
Expense reimbursement	4,966	-	-	-	300	-	(5,266)	-	-	5,968	-	-	-	300	-	(5,769)	499	0.3	(100.0)
Miscellaneous	530	185	1,245	65	58	-	(3)	2,080	1.1	511	128	480	77	2	-	-	1,198	0.8	73.6
Other revenues	5,496	185	2,177	65	358	-	(5,269)	3,012	1.6	6,479	128	745	77	302	-	(5,769)	1,962	1.3	53.5

Revenues - consolidated partnerships	-	-	-	-	-	81,590	-	81,590	44.3	-	-	-	-	-	80,011	-	80,011	50.7	2.0
Total revenues	$26,428	$61,056	$58,897	$16,830	$384	$81,590	$(60,901)	$184,284	100.0%	$32,569	$54,070	$41,317	$17,629	$365	$80,011	$(68,133)	$157,828	100.0%	16.8%

Expenses
Salary	$5,219	$3,196	$12,697	$5,568	$11,839	$-	$-	$38,519	20.9%	$6,070	$975	$9,331	$6,255	$12,160	$-	$-	$34,791	22.0%	10.7%
Other general and administrative	17,200	6,476	10,308	1,672	21,232	-	(18,027)	38,861	21.1	20,614	6,610	7,457	1,408	19,502	-	(18,509)	37,082	23.5	4.8
General and administrative	22,419	9,672	23,005	7,240	33,071	-	(18,027)	77,380	42.0	26,684	7,585	16,788	7,663	31,662	-	(18,509)	71,873	45.5	7.7

Affordable Housing loss reserve recovery	(7,750)	-	-	-	-	-	-	(7,750)	(4.2)	(57,700)	-	-	-	-	-	-	(57,700)	(36.6)	(86.6)
Bad debt reserves	47,335	-	-	-	-	-	2	47,337	25.7	8,076	-	-	-	-	-	-	8,076	5.1	486.1
(Recovery of) provision for risk-sharing obligations	-	(363)	(654)	-	-	-	-	(1,017)	(0.6)	-	238	-	-	-	-	-	238	0.2	N/M
Stabilization escrow reserve recovery	-	(23,549)	-	-	-	-	-	(23,549)	(12.8)	-	-	-	-	-	-	-	-	-	N/A
Other provision for losses	-	-	-	-	2,163	-	-	2,163	1.2	-	-	-	-	-	-	-	-	-	N/A
Lease termination costs	-	-	-	-	3,318	-	-	3,318	1.8	-	-	-	-	1,081	-	-	1,081	0.7	206.9
Provision for (recovery of) losses	39,585	(23,912)	(654)	-	5,481	-	2	20,502	11.1	(49,624)	238	-	-	1,081	-	-	(48,305)	(30.6)	(142.4)

Borrowing and financing	381	33,799	1,874	-	3,945	-	(202)	39,797	21.6	1,398	35,665	1,021	-	3,956	-	(684)	41,356	26.2	(3.8)
Derivatives - change in fair value	(292)	4,687	-	-	-	-	-	4,395	2.4	(752)	10,569	-	-	-	-	-	9,817	6.2	(55.2)
Preferred shares of subsidiary	-	2,880	-	-	-	-	-	2,880	1.6	-	2,880	-	-	-	-	-	2,880	1.8	-
Interest expense	89	41,366	1,874	-	3,945	-	(202)	47,072	25.6	646	49,114	1,021	-	3,956	-	(684)	54,053	34.2	(12.9)

Depreciation and amortization	110	1,268	9,544	146	880	-	-	11,948	6.5	134	1,136	8,285	193	1,218	-	-	10,966	6.9	9.0
Interest expense - consolidated partnerships	-	-	-	-	-	40,140	(23,988)	16,152	8.8	-	-	-	-	-	37,925	(24,341)	13,584	8.6	18.9
Other expense - consolidated partnerships	-	-	-	-	-	222,610	(18,571)	204,039	110.7	-	-	-	-	-	249,210	(24,924)	224,286	142.1	(9.0)
Total expenses	$62,203	$28,394	$33,769	$7,386	$43,377	$262,750	$(60,786)	$377,093	204.7%	$(22,160)	$58,073	$26,094	$7,856	$37,917	$287,135	$(68,458)	$326,457	206.7%	15.5%

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

	Nine Months Ended September 30,
	2012									2011

	Affordable	Affordable					Eliminations			Affordable	Affordable					Eliminations
	Housing	Housing	Mortgage	Asset		Consolidated	and		% of	Housing	Housing	Mortgage	Asset		Consolidated	and		% of
(in thousands)	Equity	Debt	Banking	Management	Corporate	Partnerships	Adjustments	Total	Revenues	Equity	Debt	Banking	Management	Corporate	Partnerships	Adjustments	Total	Revenues	% Change

Equity and other income (loss)	$113	$-	$-	$-	$-	$-	$-	$113	0.1%	$-	$-	$-	$-	$-	$-	$-	$-	-%	N/A %
Gain on settlement of liabilities	-	-	-	-	493	-	-	493	0.3	2,612	-	-	-	1,756	-	-	4,368	2.8	(88.7)
Gain from repayment or sale of investments	445	795	179	-	-	-	-	1,419	0.8	136	1,320	-	-	-	-	-	1,456	0.9	(2.5)
Other losses – consolidated partnerships	-	-	-	-	-	(277,403)	-	(277,403)	(150.5)	-	-	-	-	-	(237,834)	-	(237,834)	(150.7)	16.6
Other income (loss)	558	795	179	-	493	(277,403)	-	(275,378)	(149.3)	2,748	1,320	-	-	1,756	(237,834)	-	(232,010)	(147.0)	18.7

Income tax benefit/(provision)– continuing operations	-	-	-	-	505	-	-	505	0.3	-	-	-	-	(93)	-	-	(93)	(0.1)	N/M
Net (loss) income continuing operations	(35,217)	33,457	25,307	9,444	(41,995)	(458,563)	(115)	(467,682)	(253.7)	57,477	(2,683)	15,223	9,773	(35,889)	(444,958)	325	(400,732)	(253.8)	16.7
Allocation – preferred shares	-	4,669	-	-	-	-		4,669	2.5	-	4,669	-	-	-	-	-	4,669	3.0	-
Allocation – non-controlling interests	(691)	-	-	-	-	-		(691)	(0.4)	5,544	-	-	-	-	-	-	5,544	3.5	(112.5)
Allocation – consolidated partnerships	-	-	-	-	-	(458,556)		(458,556)	(248.8)	-	-	-	-	-	(444,951)	-	(444,951)	(281.9)	3.1
Net (income) loss attributable to non-controlling interest – continuing operations	(691)	4,669	-	-	-	(458,556)	-	(454,578)	(246.7)	5,544	4,669	-	-	-	(444,951)	-	(434,738)	(275.4)	4.6
Net (loss) income attributable to Centerline Holding Company shareholders - continuing operations, pre-allocations	(34,526)	28,788	25,307	9,444	(41,995)	(7)	(115)	(13,104)	(7.0)	51,933	(7,352)	15,223	9,773	(35,889)	(7)	325	34,006	21.4	(138.5)
Inter-segment expense allocation	6,658	9,144	8,903	9,165	(33,870)	-	-	-	-	6,567	5,776	7,900	9,742	(29,985)	-	-	-	-	-
Net (loss) income attributable to Centerline Holding Company shareholders – continuing operations	$(41,184)	$19,644	$16,404	$279	$(8,125)	$(7)	$(115)	$(13,104)	(7.0)%	$45,366	$(13,128)	$7,323	$31	$(5,904)	$(7)	$325	$34,006	21.4%	(138.5)%

Net income attributable to Centerline Holding Company shareholders – discontinued operations								-									253	0.2	(100.0)
Total (loss) income attributable to Centerline Holding Company shareholders								$(13,104)	(7.0)%								$34,259	21.6%	(138.2)%

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

Net income or loss is defined as the net result of total company operations, prior to allocation of income or loss to non-controlling interests. As the funds our Affordable Housing Equity segment originates and manages (“Tax Credit Fund Partnerships”) by design generate non-cash losses, primarily related to depreciation expense on real estate assets, we expect to record net losses for the foreseeable future as they represent a significant portion of our consolidated operations. After allocation of income or loss to non-controlling interests, we recorded net loss attributable to our shareholders for the three and nine months ended September 30, 2012 and net income attributable to our shareholders for the three and nine months ended September 30, 2011. For the periods presented, we highlight in the table below those items, principally non-cash in nature, which impact the comparability of results from period to period. Such items are shown prior to any adjustments for tax and allocations to non-controlling interests and are discussed within this section:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011

Reduction/(Increase) to net income:

Other items:
Affordable Housing Equity segment:
Affordable housing loss reserve (recovery)	$13,349	$(41,700)	$(7,750)	$(57,700)
(Reversals of) reserves for bad debt	(1,294)	975	47,335	8,076
Assumption fee relating to restructuring of credit intermediation agreements	(1,270)	1,307	2,402	3,599
Change in fair value of derivatives	(98)	(614)	(292)	(752)
Gain on settlement of liabilities	-	-	-	(2,612)

Affordable Housing Debt segment:
Stabilization escrow reserve recovery	-	-	(23,549)	-
(Recovery of) provision for risk-sharing obligations	(363)	-	(363)	238
Change in fair value of derivatives	1,543	8,893	4,687	10,569

Mortgage Banking segment:
Provision for (recovery of) risk sharing obligations	883	-	(654)	-

Corporate segment:
Gain on settlement of liabilities	(493)	-	(493)	(1,756)
Lease termination costs	-	1,081	3,318	1,081
Other provision for losses	2,163	-	2,163	-

Affordable Housing Equity

Our Affordable Housing Equity segment provides equity financing to properties that benefit from the LIHTC or other financial structures (collectively “Tax Credit”) intended to promote development of affordable multifamily housing properties. We sponsor and manage Tax Credit Fund Partnerships for institutional and retail investors who invest in affordable housing properties nationwide. During 2011 and the nine months ended September 30, 2012 we raised $142.2 million and $1.4 million, respectively, of gross equity for these new Tax Credit Fund Partnerships, of which we have invested $124.7 million and $18.9 million in property acquisitions during 2011 and the nine months ended September 30, 2012, respectively. We have closed one fund during 2012. We will continue to actively pursue new opportunities going forward and have been acquiring limited partnership interests in entities that own tax credit properties for potential inclusion in future Tax Credit Fund Partnership offerings. Due to current market conditions and the increased capital needed to effectively aggregate product for multi-investor structures which we do not currently have available to us, we expect that our Tax Credit Fund Partnership offerings in the near term will be single-investor structures. We will consider multi-investor structures should market conditions and our liquidity position permit. Further, investors’ concerns related to our inability to comply with certain covenants contained in our Credit Agreement and its long-term impact on our financial position has negatively impacted our ability to raise equity for single-investor and multi-investor structures.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

In addition, we began syndicating tax credit products that we do not have any continuing involvement in since we will not manage, control or retain any interest in these tax credit products going forward. These syndications will generate origination fees that will be recognized as fund sponsorship fee income.

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

Revenues

For a description of our revenue recognition policies, see Note 2 to our 2011 Form 10-K.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2012	2011	% Change	2012	2011	% Change

Interest income:
Mortgage revenue bond interest income	$141	$151	(6.6)%	$431	$463	(6.9)%
Other interest income	954	555	71.9	2,922	2,212	32.1
Fee income:
Fund sponsorship	4,922	6,316	(22.1)	15,572	19,908	(21.8)
Credit intermediation fees	594	1,170	(49.2)	2,007	3,507	(42.8)
Other revenue:
Expense reimbursements	1,800	1,921	(6.3)	4,966	5,968	(16.8)
Miscellaneous	91	105	(13.3)	530	511	3.7

Total revenues	$8,502	$10,218	(16.8)%	$26,428	$32,569	(18.9)%

Interest Income

Other Interest Income

Other interest income includes interest on voluntary loans provided to Tax Credit Fund Partnerships related to property advances, as well as interest earned on short term and other investments.

Fee Income

Fee income in our Affordable Housing Equity segment includes income generated from Consolidated Partnerships which is eliminated in consolidation.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Fund Sponsorship

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2012	2011	% Change	2012	2011	% Change

Fees based on equity invested
Property acquisition fees	$160	$292	(45.2)%	$394	$2,053	(80.8)%
Organization, offering and acquisition allowance fees	143	259	(44.8)	506	1,825	(72.3)

Fees based on management of sponsored Tax Credit Fund Partnerships
Partnership management fees	531	1,197	(55.6)	2,122	3,899	(45.6)
Asset management fees	2,718	2,151	26.4	7,567	6,364	18.9
Other fee income	1,370	2,417	(43.3)	4,983	5,767	(13.6)

Total fund sponsorship fee income	$4,922	$6,316	(22.1)%	$15,572	$19,908	(21.8)%

Assets under management – Tax Credit Fund Partnerships	$9,184,108	$9,262,343	(0.8)%
Equity raised by Tax Credit Fund Partnerships	$-	$3,990	(100.0)%	$1,417	$123,240	(98.9)%
Equity invested by Tax Credit Fund Partnerships(1)	$7,128	$16,950	(57.9)%	$18,943	$95,248	(80.1)%

(1)	Excludes warehoused properties that have not yet closed into a Tax Credit Fund Partnership.

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

Fees Based on Management of Sponsored Tax Credit Fund Partnerships

We collect partnership management fees at the time a Tax Credit Fund Partnership closes and recognize them over the first five years of a Tax Credit Fund Partnership’s life. Due to the expiration of the five-year service period for certain Tax Credit Fund Partnerships, these fees have decreased for the three and nine months ended September 30, 2012 and will continue to decrease throughout 2012. These decreases would be partially offset should we originate any new Tax Credit Fund Partnerships.

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

Other fund management fee income includes administrative fees, disposition fees and credit intermediation fees. The decrease in 2012 as compared to 2011 is primarily a result of fewer dispositions during 2012.

Credit Intermediation Fees

We collect credit intermediation fees at the time a Tax Credit Fund Partnership closes and recognize them over the fund’s life based on risk weighted periods on a straight-line basis. As the Affordable Housing Equity segment no longer provides credit intermediation for any new Tax Credit Fund Partnerships or any other new business, this fee stream will continue to decline as the revenue recognition period ends for certain Tax Credit Fund Partnerships.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Other Revenues

The decrease of $0.1 million and $1.0 million for the three and nine months ended September 30, 2012 was primarily related to a reduction in expense reimbursements due to a decrease in the number of Tax Credit Fund Partnerships with available cash flow to pay expense reimbursements.

Expenses

Expenses for the Affordable Housing Equity segment for the periods ended September 30 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2012	2011	% Change	2012	2011	% Change

General and administrative expenses:
Salaries and benefits	$1,565	$2,247	(30.4)%	$5,219	$6,070	(14.0)%
Other	3,591	6,755	(46.8)	17,200	20,614	(16.6)
Total general and administrative	5,156	9,002	(42.7)	22,419	26,684	(16.0)
Provision for (recovery of) losses	12,055	(40,725)	(129.6)	39,585	(49,624)	(179.8)
Interest expense:
Borrowings and financings	54	129	(58.1)	381	1,398	(72.7)
Derivatives – change in fair value	(98)	(614)	(84.0)	(292)	(752)	(61.2)
Depreciation and amortization	37	53	(30.2)	110	134	(17.9)

Total expenses	$17,204	$(32,155)	(153.5)%	$62,203	$(22,160)	(380.7)%

General and Administrative

Other

Assumption fees decreased by $2.6 million and $1.2 million for the three and nine months ended September 30, 2012, respectively, due to a decrease in the net assets of a subsidiary on which the fee is based (see further discussion in Note 21 under Affordable Housing Transactions to the condensed consolidated financial statements).

Other general and administrative expenses decreased by $0.6 million and $2.8 million for the three and nine months ended September 30, 2012, respectively primarily due to a decrease in acquisition expenses resulting from a decrease in property acquisitions.

Provision for (recovery of) Losses

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2012	2011	% Change	2012	2011	% Change

Affordable Housing loss reserve (recovery)	$13,349	$(41,700)	(132.0)%	$(7,750)	$(57,700)	(86.6)%
(Reversal of) reserve for bad debt	(1,294)	975	(232.7)	47,335	8,076	486.1

Total provision for (recovery of) losses	$12,055	$(40,725)	(129.6)%	$39,585	$(49,624)	(179.8)%

Affordable Housing loss reserve pertains to our expectation to restructure certain mortgage revenue bonds held by property-level partnerships for which we have assumed the role of general partner or for which we have foreclosed upon the property (“Tax Credit Property Partnerships”) which are owned by our Tax Credit Fund Partnerships which have entered into credit intermediation agreements made by our subsidiaries. The reserve also pertains to probable payments we would either make under our credit intermediation agreements, or to cover shortfalls at Tax Credit Property Partnerships in order to ensure that the limited partners in the Tax Credit Fund Partnerships do not lose their tax benefits. In 2011, as we worked with parties that have an economic interest in the properties that secure mortgage revenue bonds associated with our credit intermediation agreements, we estimated the payments that were required to be made from various sources in order to reduce the principal balance of certain mortgage revenue bonds to levels agreed to in the March 2010 agreements with such counterparties. Bad debt expenses recorded in 2011 are primarily the result of the increase in reserve recorded against property advances to Tax Credit Fund Partnerships.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

In 2012, changes to the Affordable Housing loss reserve is a result of payments that were made during June 2012 in order to complete the restructuring of 21 mortgage revenue bonds collateralized with 17 underlying properties (the “Merrill Restructuring”) utilizing collateral held by counterparties for which reserves were previously recorded. As a result, this portion of the Affordable Housing loss reserve was reversed. Partly offsetting this reversal is a $13.3 million increase in the Affordable Housing loss reserve resulting from payments expected to be made under our credit intermediation agreements due to a probable property foreclosure as well as an increase in payments expected to be made over the life of these investments to cover shortfalls at Tax Credit Property Partnerships. As part of the Merrill Restructuring we advanced funds to certain Tax Credit Fund Partnerships to allow them to make supplemental loans to the applicable Tax Credit Property Partnerships in which they invest to allow them to repay their debt. Bad debt reserves represent advances or supplemental loans we do not expect to collect, mainly relating to the advances made as part of the Merrill Restructuring.

Partially offsetting the increase in provision for losses in the Affordable Housing Equity segment in 2012 is the $23.5 million recovery of stabilization escrow used in the Merrill Restructuring and recorded in the Affordable Housing Debt segment.

Interest Expense

Interest expense on borrowings and financings decreased by $0.1 million and $1.0 million for the three and nine months ended September 30, respectively, primarily due to the payoff of the Centerline Financial Holdings LLC (“CFin Holdings”) credit facility in June 2011.

Other Income

Other income for the Affordable Housing Equity segment for the periods ended September 30 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2012	2011	% Change		2012	2011	% Change

Equity and other income	$55	$-	N/A	%	$113	$-	N/A %
Gain on settlement of liabilities	-	-	-		-	2,612	(100.0)
Gain from repayment or sales of investments	420	(18)	N/M		445	136	227.2

Total other income (loss)	$475	$(18)	N/M	%	$558	$2,748	(79.7)%

N/A - Not applicable.

N/M - Not meaningful.

Gain on settlement of liabilities

The $2.6 million recorded during 2011 relates to previously accrued and capitalized interest on the CFin Holdings credit facility, which was waived upon the payment of the original principal amount of the facility and its subsequent termination.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Profitability

Profitability for the Affordable Housing Equity segment for the periods ended September 30 was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2012	2011	% Change	2012	2011	% Change

(Loss) income before other allocations	$(8,227)	$42,355	(119.4)%	$(35,217)	$57,477	(161.3)%
Net (loss) income	$(9,402)	$35,706	(126.3)%	$(41,184)	$45,366	(190.8)%

The change in income before other allocations reflects the revenues and expense changes discussed above. Incremental costs incorporated in net income include allocations to the perpetual Centerline Equity Issuer Trust (“Equity Issuer”) preferred shares.

Affordable Housing Debt

The Affordable Housing Debt segment is responsible for providing financing to developers and owners of affordable multifamily properties. We originate and service affordable housing multifamily loans under the GSE and FHA programs. We have risk-sharing obligations on most loans we originate under the Fannie Mae Delegated Underwriting Servicer (“DUS”) program. For a majority of loans originated under the DUS program, we absorb the first 5% of any losses on the unpaid principal balance of a loan if a default occurs; above 5% we share a percentage of the loss with Fannie Mae, with our maximum loss capped at 20% of the unpaid principal balance of a loan. We also have risk-sharing obligations on loans we originated under the Freddie Mac Delegated Underwriting Initiative (“DUI”) program. For loans that we originated under the DUI program, we are obligated to reimburse Freddie Mac for a portion of any loss that may result from borrower defaults in DUI transactions. For such loans, our share of the standard loss will be the first 5% of the unpaid principal balance and 25% of the next 20% of the remaining unpaid principal balance to a maximum of 10% of the unpaid principal balance. We are no longer originating loans under DUI, as this program is no longer available. Future loans originated under the Freddie Mac Targeted Affordable Housing (“TAH”) program will not have a risk-sharing obligation from the Company.

Historically, we acquired mortgage revenue bonds that financed affordable multifamily housing projects, using our balance sheet for the initial acquisition. In December 2007, we re-securitized a major portion of our affordable housing mortgage revenue bond portfolio with Freddie Mac, which for accounting purposes, was treated as a sale with the exception of mortgage revenue bonds that were transferred into special servicing. We retained senior Freddie Mac credit-enhanced certificates that collateralize the preferred shares of one of our subsidiaries, a high-yielding residual interest in the portfolio, and servicing rights, as part of the re-securitization transaction. As a result of the re-securitization transaction, we earn interest income on the retained certificates, the interest income allocated to the high-yielding residual interest, and ongoing servicing fees.

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

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Revenues

For a description of our revenue recognition policies, see Note 2 to our 2011 Form 10-K.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2012	2011	% Change	2012	2011	% Change

Interest income:
Mortgage revenue bond interest income	$10,116	$11,170	(9.4)%	$35,852	$36,468	(1.7)%
Other interest income	5,714	4,992	14.5	15,709	12,621	24.5
Fee income:
Application and processing fees	48	26	84.6	148	139	6.5
Mortgage origination fees	375	50	N/M	1,157	421	174.8
Mortgage servicing fees	1,047	923	13.4	3,022	2,758	9.6
Other fee income	253	-	N/A	253	-	N/A
Other revenues:
Gain on sale of mortgage loans	1,338	94	N/M	4,730	1,535	208.1
Miscellaneous	78	63	23.8	185	128	44.5

Total revenues	$18,969	$17,318	9.5%	$61,056	$54,070	12.9%

N/A - Not applicable.

N/M - Not meaningful.

Interest Income

Mortgage Revenue Bond Interest Income

Our role as special servicer of the mortgage revenue bonds allows us to repurchase those bonds from the December 2007 re-securitization that are in special servicing. Accordingly, we re-recognize bonds as assets when transferring them into special servicing and de-recognize bonds when transferring them out of special servicing. The decrease in mortgage revenue bond interest income for the three and nine months ended September 30, 2012, is primarily due to the decrease in the average unpaid principal balance (as shown in the table below).

The following table presents information related to our mortgage revenue bond interest income:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2012	2011	% Change	2012	2011	% Change

Average number of bonds on the balance sheet not receiving sale recognition	88	96	(8.3)%	92	96	(4.2)%
Average balance (unpaid principal balance)	$737,221	$835,581	(11.8)%	$787,896	$851,408	(7.5)%
Weighted average yield	5.49%	5.35%		6.07%	5.71%

Other Interest Income

Other interest income includes the interest recorded on retained interests from the 2007 re-securitization transaction primarily related to the Series A-1 Freddie Mac Certificates in the amount of $5.5 million and Series B Freddie Mac Certificates in the amount of $9.9 million. The increase in other interest income of $3.1 million for the nine months ended September 30, 2012 is primarily due to an increase in the effective yield of the Series B Freddie Mac certificates from 40.32% in 2011 to 78.28% in 2012 due to the increase in projected cash flows subsequent to the impairments recorded in prior years as a result of the restructuring of certain bonds.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Fee Income

Mortgage Origination Fees

Affordable Housing Debt mortgage loan originations for the periods ended September 30 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011	% Change	2012		2011	% Change

Total mortgage origination activity(1)	$40,241		$4,060	891.2%	$89,126		$19,507	356.9%
Mortgages originated in prior periods and sold during the period	4,911		-		54,557		17,000
Less: mortgages originated but not yet sold(2)	(10,856)		(2,560)		(10,855)		(2,560)
Total mortgage origination activity recognized for GAAP and for which revenue is recognized	$34,296		$1,500	2,186.4%	$132,828		$33,947	291.3%

		% of Total		% of Total		% of Total		% of Total

Fannie Mae	$29,385	85.7%	$1,500	100.0%	$127,917	96.3%	$33,947	100.0%
FHA(3)	4,911	14.3	-	-	4,911	3.7	-	-
	$34,296	100.0%	$1,500	100.0%	$132,828	100.0%	$33,947	100.0%

(1)	Includes all mortgages funded during the period.
(2)	Included in Other Investments – mortgage loans held for sale.
(3)	Includes a $2.5 million construction loan, of which $1.9 million had been funded through September 30, 2012.

Our mortgage origination volume recognized for generally accepted accounting principles (“GAAP”) purposes increased by 2,186% and 291% for the three and nine months ended September 30, 2012, respectively, primarily due to the hiring of a highly experienced affordable debt team during the second half of 2011, resulting in increased loan origination capabilities and execution. We have several affordable housing debt origination and underwriting teams, geographically disbursed, to help us achieve future origination goals. For the three and nine months ended September 30, 2012, we originated 7 and 22 loans in the aggregate amount of $34.3 million and $132.8 million, respectively, as compared to 1 and 9 loans in the aggregate amount of $1.5 million and $33.9 million during the same periods of 2011. Primarily due to pricing, our 2012 originations earned higher trading premiums, which resulted in mortgage origination revenue not increasing proportionally to origination volume.

Mortgage Servicing Fees

Mortgage servicing fees increased in the three and nine months ended September 30, 2012 due to an increase in the Affordable Housing Debt loan servicing portfolio year over year. These increases can be attributed to an increase in new originations towards the end of 2011 and into 2012, creating a larger portfolio balance and an increase in servicing fee revenue. Originations made in 2012 were adequate to offset loan payoffs and maturities in the portfolio.

Other Fee Income

Other fee income represents revenue received from the mortgage banking segment for market rate loan referrals.  During 2012, the affordable debt originators referred two market rate loans with an aggregate unpaid principal balance of $12.4 million to mortgage banking, earning $0.3 million in fees.  There were no such loan referrals made in prior periods.

Our portfolio balances at September 30, 2012 and 2011 were as follows:

	September 30,
(dollars in thousands)	2012	2011	% Change

Primary servicing portfolio	$646,935	$475,752	36.0%

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Other Revenues

Gain on Sale of Mortgage Loans

We experienced an increase in gain on sales of loans for the three and nine months ended September 30, 2012 as compared to the same periods in 2011 due to an increase in mortgage servicing rights (“MSR”) balances and premium revenues received on new loans originated.  The valuation of new MSRs resulted in increased revenue of $0.8 million and $2.0 million and premium revenues increased by $0.5 million and $1.2 million, respectively, in the 2012 periods as compared to the 2011 periods primarily as the result of an overall increase in origination volume.

Expenses

Expenses for the Affordable Housing Debt segment for the periods ended September 30 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2012	2011	% Change	2012	2011	% Change

General and administrative expenses:
Salaries and benefits	$957	$460	108.0%	$3,196	$975	227.8%
Other	2,171	2,427	(10.5)	6,476	6,610	(2.0)
Total general and administrative	3,128	2,887	8.3	9,672	7,585	27.5
(Recovery of) provision for risk-sharing obligations	(363)	-	N/A	(363)	238	(252.5)
Stabilization escrow reserve recovery	-	-	-	(23,549)	-	N/A
Interest expense:
Borrowings and financings	10,500	11,689	(10.2)	33,799	35,665	(5.2)
Derivatives – change in fair value	1,543	8,893	(82.6)	4,687	10,569	(55.7)
Preferred shares of subsidiary	960	960	-	2,880	2,880	-
Depreciation and amortization	385	295	30.5	1,268	1,136	11.6

Total expenses	$16,153	$24,724	(34.7)%	$28,394	$58,073	(51.1)%

Average borrowing rate	6.70%	6.42%		6.60%	6.35%
Average SIFMA rate	0.15%	0.14%		0.16%	0.20%

N/A – Not applicable.

General and Administrative

General and administrative expense increased by $0.2 million and $2.1 million for the three and nine months ended September 30, 2012, respectively, primarily due to an increase in salaries and benefits from hiring an experienced Affordable Housing Debt team in the second half of 2011.

(Recovery of) Provision for Risk-Sharing Obligations

During the third quarter of 2012, we reduced our allowance on risk-sharing obligations by $0.4 million as a result of isolated property improvements in the portfolio.

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

Interest Expense

Interest expense represents direct financing costs, including on-balance sheet securitizations of mortgage revenue bonds and distributions on preferred shares of Equity Issuer. The decrease in interest expense is primarily due to a decrease in the outstanding secured financing weighted average principal balance from $646.3 million at September 30, 2011 to $586.9 million at September 30, 2012.

Derivatives – change in fair value

The decrease in interest rate derivatives during 2012 is due to favorable changes in the fair value of our free-standing derivatives as the market expectation of future SIFMA rates increased.

Other Income

Other income for the Affordable Housing Debt segment for the periods ended September 30 was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2012	2011	% Change	2012	2011	% Change

Gain from repayment or sales of investments	$-	$150	(100.0)%	$795	$1,320	(39.7)%
Total other income	$-	$150	(100.0)%	$795	$1,320	(39.7)%

Gain from repayment or sales of investments

The $0.8 million recorded for 2012 reflects gain recognized for four bonds that received sale treatment. The $1.3 million recorded for 2011 reflects gain recognized for six bonds that received sale treatment.

Profitability

Profitability for the Affordable Housing Debt segment for the periods ended September 30 was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2012	2011	% Change	2012	2011	% Change

Income (loss) before other allocations	$2,816	$(7,256)	(138.8)%	$33,457	$(2,683)	N/M	%
Net (loss) income	$(2,279)	$(11,056)	(79.4)%	$19,644	$(13,128)	(249.6)%

N/M - Not meaningful.

The change in income before other allocations and net income (loss) reflects the revenue and expense changes discussed above. Incremental costs incorporated in net income (loss) include allocations to the perpetual Equity Issuer preferred shares.

Mortgage Banking

The primary business function of the Mortgage Banking segment is to underwrite, originate, and service conventional multifamily loans under the GSE, Ginnie Mae and FHA programs. Originated loans are pre-sold to the GSEs and in many cases, are used as collateral for mortgage-backed securities issued and guaranteed by the GSE and traded in the open market. We earn origination fees and trading-premium revenues. We also recognize MSR revenues on loans we originate as in most cases we retain the servicing rights. Trading premiums and MSR values are recorded as gains on sale of mortgage loans on our Condensed Consolidated Statements of Operations. During 2012, we experienced an increase in origination volume as compared to 2011 primarily due to the efforts to increase our origination capabilities over the past year that included the growth of our small loan business and the increase in our loan origination teams located in offices nationwide. Recently, we opened new offices in Boston and Chicago in 2011 and Los Angeles and Dallas in 2012 and added small loan production representatives in Dallas and Irvine. As a result, origination fees, trading-premium revenues and MSR revenues increased during 2012.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

During the first quarter of 2012, we initiated several steps to diversify products we can offer to our customer base. These steps included: (i) negotiating origination agreements with several commercial mortgage-backed securities (“CMBS”) finance companies so that we can offer CMBS mortgage loan products to our clients; (ii) completing discussions to source joint venture equity opportunities on multifamily properties for a third party in exchange for first look opportunities to provide debt financing; and (iii) adding an origination capability for financing small multifamily properties on a correspondent basis for a life insurance company. During the third quarter of 2012, we closed a $2.7 million commercial loan and sold it to a related party. This commercial loan will be used to securitize CMBS securities. We expect these initiatives to grow and be fully implemented during the fourth quarter of 2012 and throughout the early part of 2013.

We earn mortgage-servicing fees on our servicing portfolio of approximately 1,450 loans. Our servicing fees provide a stable revenue stream. Servicing fees are based on contractual terms and earned over the life of a loan. In addition, we earn interest income from escrow deposits held on behalf of borrowers and on loans while they are being financed by our warehouse line, as well as late charges, prepayments of loans and other ancillary fees.

We have risk-sharing obligations on most loans we originate under the Fannie Mae DUS program. For a majority of loans originated under the DUS program, we absorb the first 5% of any losses on the unpaid principal balance of a loan if a default occurs; above 5% we share a percentage of the loss with Fannie Mae, with our maximum loss capped at 20% of the unpaid principal balance of a loan.

Our servicing fees for risk-sharing loans include compensation for the risk-sharing obligations and are larger than the servicing fees we receive for loans with no risk-sharing obligations. We receive a lower servicing fee for loans with modified risk-sharing than for loans with full risk-sharing. While our origination volume increased significantly from the third quarter of 2011 through the third quarter of 2012, our servicing portfolio only increased slightly due to the increases in originations occurring at a similar rate that loan maturities and payoffs occurred. However, because our risk-sharing product and the rate of related servicing fees have increased in recent years, we have experienced an increase in our overall servicing fees in 2012.

Revenues

For a description of our revenue recognition policies, see Note 2 to our 2011 Form 10-K.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2012	2011	% Change	2012	2011	% Change

Interest income	$1,133	$965	17.4%	$3,261	$2,867	13.7%
Fee income:
Mortgage origination fees	1,537	836	83.9	4,314	2,787	54.8
Mortgage servicing fees	5,671	5,205	9.0	16,486	15,172	8.7
Other fee income	288	112	157.1	646	412	56.8
Other revenues:
Gain on sale of mortgage loans	14,023	7,304	92.0	32,013	19,334	65.6
Prepayment penalties	372	106	250.9	932	265	251.7
Other	73	155	(52.9)	1,245	480	159.4

Total revenues	$23,097	$14,683	57.3%	$58,897	$41,317	42.5%

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

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Fee Income

Mortgage Origination Fees

Mortgage originations for the periods ended September 30 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2012		2011	% Change	2012		2011	% Change

Total mortgage origination activity (1)	$417,612		$217,178	92.3%	$1,040,153		$645,078	61.2%
Mortgages originated in prior periods and sold during the period	120,552		93,536		134,727		58,460
Less: mortgages originated but not yet sold(2)	(175,867)		(76,657)		(175,867)		(76,657)
Total mortgage origination activity recognized for GAAP and for
which revenue is recognized	$362,297		$234,057	54.8%	$999,013		$626,881	59.4%

		% of Total		% of Total		% of Total		% of Total

Fannie Mae	$296,800	81.9%	$192,791	82.4%	$721,271	72.2%	$525,884	83.9%
Freddie Mac	62,797	17.3	32,700	14.0	233,481	23.4	85,700	13.7
FHA	-	-	8,566	3.6	41,561	4.1	15,297	2.4
Conduit(3)	2,700	0.8	-	-	2,700	0.3	-	-
	$362,297	100.0%	$234,057	100.0%	$999,013	100.0%	$626,881	100.0%

(1)	Includes all mortgages funded during the period.
(2)	Included in Other Investments – mortgage loans held for sale.
(3)	Conduit loan was sold to a related party and will be used to securitize CMBS.

Our mortgage origination volume recognized for GAAP purposes increased by 54.8% and 59.4% for the three and nine months ended September 30, 2012, respectively, primarily due to an increase in our origination capabilities. The increase in our origination capabilities includes increasing our origination teams throughout 2011 and 2012, and the expansion of our small loans initiative, which began in the fourth quarter of 2009, to underwrite and originate smaller loans under our Fannie Mae DUS program. The small loan division increased originations by 14.6% and 29.7% for the three and nine months ended September 30, 2012 compared to the same periods in 2011.

Mortgage Servicing Fees

As previously noted, mortgage servicing fees are a significant source of revenue for us. Our portfolio of loans has increased due to increases in originations occurring at a higher rate than loan maturities, payoffs and refinancing occurred. While it has been, and will continue to be, a priority of ours to retain maturing loans and refinances in our portfolio, we are experiencing an increase in competition from lenders that had not been active in prior periods, such as banks and life insurance companies. During the next twenty-four months, 151 loans with an outstanding principal balance of $0.9 billion (which represents 10.8% of the servicing portfolio) are due to mature.

Our portfolio balances were as follows:

	September 30,
(dollars in thousands)	2012	2011	% Change

Primary servicing portfolio	$8,613,579	$8,131,758	5.9%

The portfolio has increased by 5.9% over the past year; however, due to the nature of more recent originations, we have experienced a greater increase in servicing fees earned from the portfolio. We currently earn higher servicing fees because we are originating more shared-risk product than in the past. Loans that are currently being paid off are those with lower servicing fee rates, resulting in a higher weighted-average servicing fee being earned on the portfolio. Weighted-average servicing rates increased from 25.1 basis points at September 30, 2011 to 27.1 basis points at September 30, 2012.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Other Fee Income

Other fee income includes revenue received from the affordable housing debt segment for affordable housing loan referrals.

Other Revenues

Gain on Sale of Mortgage Loans

We experienced an increase in gain on sales of loans for the three and nine months ended September 30, 2012 as compared to the same periods in 2011 due to an increase in MSR balances and premium revenues received on new loans originated.  The valuation of new MSRs resulted in increased revenue of $3.9 million and $6.8 million and premium revenues increased by $2.8 million and $5.9 million in the 2012 periods as compared to the 2011 periods primarily as the result of an overall increase in origination volume.

Other

Other revenues consist primarily of securitization profits on certain of our Freddie Mac loans if Freddie Mac packages the loan into a securitization pool.  During the three and nine months ended September 30, 2012, we received fees on securitizations of loans with a total unpaid principal balance of $29.1 million and $399.9 million as compared to $23.1 million and $118.3 million in the comparable 2011 periods, earning approximately $0.7 million in additional revenues related to this program for the nine month period ended September 30, 2012 as compared to 2011.  Revenues for the three month periods were comparable. During the third quarter of 2012, we exercised our option to purchase a defaulted property under the Fannie Mae program for a purchase price of $4.4 million.  We immediately sold the property to a third party for $4.6 million, recognizing a gain on this transaction of approximately $0.2 million.  There were no such transactions during the 2011 periods.

Expenses

Interest expense in the Mortgage Banking segment represents direct financing costs, including asset-backed warehouse lines (used for mortgage loans we originate). Other major expenses include amortization of MSRs, salaries and other costs of employees working directly in this business.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2012	2011	% Change	2012	2011	% Change

General and administrative expenses:
Salaries and benefits	$4,322	$3,253	32.9%	$12,697	$9,331	36.1%
Other	3,952	2,548	55.1	10,308	7,457	38.2
Total general and administrative	8,274	5,801	42.6	23,005	16,788	37.0

Provision for (recovery of) risk-sharing obligations	883	-	N/A	(654)	-	N/A
Interest expense	711	380	87.1	1,874	1,021	83.5
Depreciation and amortization	2,948	2,874	2.6	9,544	8,285	15.2

Total expenses	$12,816	$9,055	41.5%	$33,769	$26,094	29.4%

N/A - Not applicable.

General and Administrative

General and administrative expense increased by $2.5 million and $6.2 million for the three and nine months ended September 30, 2012, primarily due to a $1.1 million and $3.4 million increase in salaries and benefit related costs due to the initiatives made throughout 2011 and 2012 to increase origination activity by adding origination teams in certain geographical locations nationwide, as well as continued growth in the team supporting our small loan group. The number of employees increased by 20 from September 30, 2011 to September 30, 2012. We also experienced an increase of $0.4 million and $0.7 million related to fees paid for the referral of loans from external related parties (see Note 19 to the condensed consolidated financial statements) and internally across segments. The remaining variance of $1.0 million and $2.1 million for the three and nine months ended September 30, 2012, respectively, is attributed to increases in various expense items directly related to the increased volume of mortgage loan originations and increased headcount within the segment. These items include broker fees, recruiting costs, subservicing expenses and other allocable employee related costs.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Provision for (recovery of) Risk-Sharing Obligations

Provision for risk-sharing obligations reflects our estimated portion of losses on DUS loans in our loss sharing program with Fannie Mae (see Note 21 to the condensed consolidated financial statements). During the second quarter of 2012, as a result of payoffs and improved property performance on loans in our risk-sharing program with Fannie Mae in the past year, we reduced our provision for risk-sharing obligations by $1.5 million. However, during the third quarter of 2012, primarily the result of performance declines on a portfolio of loans financing a southern real estate acquisition, we increased our provision for risk-sharing obligations by $0.9 million.

Interest Expense

Interest expense increased by approximately $0.3 million and $0.9 million for the three and nine months ended September 30, 2012 primarily due to a greater number of loans being warehoused during 2012 as a direct result of increased originations.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $1.3 million for the nine months ended September 30, 2012 primarily due to greater MSR values on a larger number of loans in the portfolio being amortized as compared to the same period in 2011.

Profitability

Profitability for the Mortgage Banking segment for the periods ended September 30 was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2012	2011	% Change	2012	2011	% Change

Income before other allocations	$10,459	$5,628	85.8%	$25,307	$15,223	66.2%
Net income	$7,547	$2,486	203.6%	$16,404	$7,323	124.0%

The change in income before other allocations reflects the revenues and expense changes discussed above.

Asset Management

The Asset Management segment is responsible for the active management of multifamily real estate assets owned by our Affordable Housing Equity Tax Credit Fund Partnerships. We report on asset performance, manage construction risk during the construction process, actively manage specially serviced assets, including assets where affiliates of ours has taken over the general partner (“GP”) interest, assets that have gone into default or are in workout, or assets that have been foreclosed on and maximize the value of each asset up to the disposition of assets at the end of the fund’s life. The Asset Management segment manages construction risk during the construction process and actively manages specially serviced assets for Affordable Housing Debt loans.

For these services the Asset Management segment receives agreed upon fees from the Affordable Housing Equity and Affordable Housing Debt segments.

We continue to upgrade and restructure the Asset Management platform to enhance its reporting and management capabilities by (i) recruiting highly skilled real estate professionals who have significant experience in real estate investment management, (ii) placing our professionals closer to the assets and developer partners, enhancing the ability to manage, mitigate and solve issues that may occur with assets under management, and (iii) instituting a more extensive series of site and sponsor visits which has enhanced our relationship with developer partners, facilitating greater transparency, information sharing and shared problem solving when issues occur. Further we have made significant improvement in our technology systems. We have ensured the integrity of our data, and the enhancements to our systems have provided us with enhanced ability to analyze our portfolio in many ways to better report to our investors and to be able to identify both problems and opportunities with the portfolio.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Revenues

For a description of our revenue recognition policies, see Note 2 of our 2011 Form 10-K.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2012	2011	% Change	2012	2011	% Change

Asset management fees	$5,523	$5,775	(4.4)%	$16,765	$17,552	(4.5)%
Other revenues	60	8	N/M	65	77	(15.6)

Total revenues	$5,583	$5,783	(3.5)%	$16,830	$17,629	(4.5)%

N/M - Not meaningful.

Asset Management Fees

The decrease in asset management fees is due to the lower number of properties managed in 2012 as compared to the same period in 2011.

Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2012	2011	% Change	2012	2011	% Change

General and administrative expenses:
Salaries and benefits	$1,757	$2,549	(31.1)%	$5,568	$6,255	(11.0)%
Other	575	365	57.5	1,672	1,408	18.8
Total general and administrative	2,332	2,914	(20.0)	7,240	7,663	(5.5)
Depreciation and amortization	53	80	(33.8)	146	193	(24.4)
Total expenses	$2,385	$2,994	(20.3)%	$7,386	$7,856	(6.0)%

Profitability

Profitability for the Asset Management segment for the periods ended September 30 was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2012	2011	% Change	2012	2011	% Change

Income before other allocations	$3,198	$2,789	14.7%	$9,444	$9,773	(3.4)%
Net income (loss)	$542	$(907)	(159.8)%	$279	$31	N/M

N/M - Not meaningful.

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

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2012	2011	% Change	2012	2011	% Change

General and administrative expenses:
Salaries and benefits	$4,013	$4,478	(10.4)%	$11,839	$12,160	(2.6)%
Other	6,738	6,983	(3.5)	21,232	19,502	8.9
Total general and administrative	10,751	11,461	(6.2)	33,071	31,662	4.5
Interest expense:
Borrowings and financings	1,323	1,353	(2.2)	3,945	3,956	(0.3)
Other provision for losses	2,163	-	N/A	2,163	-	N/A
Lease termination costs	-	1,081	(100.0)	3,318	1,081	206.9
Depreciation and amortization	273	410	(33.4)	880	1,218	(27.8)

Total expenses	$14,510	$14,305	1.4%	$43,377	$37,917	14.4%

N/A - Not applicable.

General and Administrative

Other

Other general and administrative expenses increased for the nine months ended September 30, 2012 mainly due to legal fees that we incurred and advisory fees that we were required to reimburse to our lenders relating to the amendments to our Second Amended and Restated Revolving Credit and Term Loan Agreement (as amended, the “Credit Agreement”) which we entered into during 2012 as well as expenses we incurred relating to the move to our new headquarters. These were partially offset by the decrease in rent expense upon on move to the new headquarters. For the three months ended September 30, 2012 we have also seen a decrease in office related expenses, admin fees, travel expenses and advertising cost which contributed to the overall decrease in other general and administrative expenses.

Other Provision for Losses

Other provision for losses recorded in 2012 is for potential expenses to be incurred by the Company for settling Most Favored Nation Rights claims by former holders of Convertible CRA Shares (see Note 13 to the condensed consolidated financial statements).

Lease Termination Costs

Lease termination costs recorded in 2011 and 2012 were in connection with the Surrender Agreement and the fact that we vacated our former headquarters in August 2011 and February 2012.

Depreciation and Amortization

Depreciation and amortization expense decreased mainly due to certain fixed assets and certain intangible assets that were fully depreciated in 2011 partially offset by the additional leasehold improvements and other fixed assets that we acquired relating to our move to the new headquarters which we started depreciating in February 2012.

Other income

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2012	2011	% Change	2012	2011	% Change

Gain on settlement of liabilities	$493	$-	N/A	$493	$1,756	(71.9)%

N/A - Not applicable.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

The gain on settlement of liabilities recorded in 2011 is a result of the redemption of Series A Convertible Community Reinvestment Act Preferred Shares (“Convertible CRA Shares”) for cash. The cash payments were less than the carrying value of the convertible shares resulting in a $1.8 million gain on settlement of such liabilities. The gain on settlement of liabilities recorded in 2012 represents a partial recognition of deferred gains relating to the assumption of debt by The Related Companies LP (“TRCLP”) in March 2010.

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

A summary of the impact the Tax Credit Fund Partnerships and Tax Credit Property Partnerships have on our Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011

Revenues	$26,809	$26,539	$81,590	$80,011
Interest expense	(13,552)	(12,723)	(40,140)	(37,925)
Other expenses	(101,494)	(53,551)	(222,610)	(249,210)
Other losses	(56,684)	(53,798)	(277,403)	(237,834)
Allocations to limited partners	144,920	93,530	458,556	444,951

Net impact	$(1)	$(3)	$(7)	$(7)

The following table summarizes the number of Consolidated Partnerships at September 30:

	2012	2011

Tax Credit Fund Partnerships	141	141
Tax Credit Property Partnerships	89	87

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

Our revenue from Consolidated Partnerships is from assets held in funds that we manage as well as rental income from properties in partnerships we consolidate. Interest expense is from borrowings to bridge timing differences between when funds deploy capital and when subscribed investments are received for Tax Credit Fund Partnerships (“Bridge Loans”), as well as mortgages and notes held at the Tax Credit Property Partnerships. The increase in other expenses primarily relates to an increase of $51.5 million and $37.3 million in the provision for bad debt and a decrease of $59.7 million in impairments on land, buildings and improvements of Tax Credit Property Partnerships for the three and nine months ended September 30, 2012.

Other losses principally represent the equity losses that Tax Credit Fund Partnerships recognize in connection with their investments in non-consolidated Tax Credit Property Partnerships. The increase in losses during the three months ended September 30, 2012 primarily resulted from an increase of approximately $2.1 million of losses due to properties being sold or foreclosed during the third quarter of 2012 and an increase of $0.4 million in expenses recognized by certain Tax Credit Property Partnerships pertaining to the change in value of their interest rate derivatives and by an increase of $1.6 million in recognized gains, net of losses on the sale of property investments during 2012 offset by a reduction of $2.1 million in equity losses of Tax Credit Fund Partnerships whose equity investment balances in certain Tax Credit Property Partnerships have reached a zero balance. Therefore no additional losses have been recorded. The increase in losses during the nine months ended September 30, 2012 primarily resulted from an increase of $59.7 million related to impairments recognized on Tax Credit Property Partnership equity investments, an increase of $24.4 million in expenses recognized by certain Tax Credit Property Partnerships pertaining to the change in value of their interest rate derivatives and an increase of approximately $7.1 million of losses due to properties being sold or foreclosed during 2012, offset by a decrease of $30.7 million in recognized gains, net of losses on the sale of property investments during 2012 and a reduction of $27.9 million in equity losses of Tax Credit Fund Partnerships whose equity investment balances in certain Tax Credit Property Partnerships have reached a zero balance.

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

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Income Taxes

The following table details the taxable and non-taxable components of our reported income (loss) for the periods ended:

	Three Months Ended September 30,
		% of		% of
(dollars in thousands)	2012	Revenues	2011	Revenues	% Change

(Loss) Income subject to tax	$(4,581)	(7.2)%	$20,826	39.5%	(122.0)%
Loss not subject to tax	$(146,074)	(229.4)%	$(84,958)	(161.3)%	71.9%

Loss before income taxes	$(150,655)	(236.6)%	$(64,132)	(121.8)%	134.9%

Income tax benefit	$652	1.0%	$87	0.2%	N/M

Effective tax rate – consolidated basis	(0.43)%		0.14%

Effective tax rate for corporate subsidiaries subject to tax	(14.23)%		(0.42)%

	Nine Months Ended September 30,
		% of		% of
(dollars in thousands)	2012	Revenues	2011	Revenues	% Change

(Loss) Income subject to tax	$(12,595)	(6.8)%	$30,021	19.0%	(142.0)%
Loss not subject to tax	$(455,592)	(247.2)%	$(430,407)	(272.7)%	5.9%

Loss before income taxes	$(468,187)	(254.1)%	$(400,386)	(253.7)%	16.9%

Income tax benefit (provision)	$505	0.3%	$(93)	(0.1)%	N/M

Effective tax rate – consolidated basis	(0.11)%		0.02%

Effective tax rate for corporate subsidiaries subject to tax	(4.01)%		(0.31)%

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

Our primary short term business needs include payment of compensation and general business expenses, facilitating debt and equity originations, fund management and asset management activities, and funding commitments and contractual payment obligations including debt amortization. We fund these short-term business needs primarily with cash provided by operations, revolving credit facilities and asset-backed warehouse credit facilities. Our long term liquidity needs include capital needed for potential strategic acquisitions or the development of new businesses, increased financing capacity to meet growth in our businesses, and the repayment of long-term debt. Our primary sources of capital to meet long-term liquidity needs include cash provided by operations, term loan and revolver debt. Currently, our long term liquidity is constrained and in particular we have limited liquidity for potential strategic acquisitions or the development of new businesses or to enable growth in our businesses. Our limited liquidity restricts our ability to warehouse investments within our LIHTC equity business. Continued constraints on our long term liquidity, should it negatively impact our ability to grow our businesses, could increase the risk of loss of members of our executive management team and other key employees or otherwise impact our operations, which could have a material adverse effect on our ability to operate our business effectively and generate operating cash flow. We have been out of compliance with covenants contained in the Credit Agreement and have obtained successive waivers from the lenders as described in this Form 10-Q. We continue to work with the lenders under the Credit Agreement to more permanently resolve our covenant issues, and we expect to pursue any options available to us in order to avoid the consequences of covenant non-compliance (such as obtaining additional waivers for covenant non-compliance, working with our lenders to extend, modify or restructure our debt obligations, dispose of our assets or adjust our business, or otherwise pursue strategic and financial alternatives available to us in order to preserve enterprise value). However, we can provide no assurance that such efforts would enable us to avoid defaults on or the acceleration of our obligations or, if implemented, will not involve a substantial restructuring or alteration of our business operations or capital structure. We are unable to project with certainty whether our long term cash flow from operations will be sufficient to repay our long-term debt when it comes due or to meet operating needs. If our long term cash flow is insufficient, then we may need to refinance such debt or otherwise amend its terms to extend the maturity dates or delay amortization payments. We cannot make any assurances that such refinancing or amendments would be available at attractive terms, if at all. If we do not comply with the covenants and obligations in our Credit Agreement or our other loan agreements, our lenders may choose to declare a default and exercise their remedies, including acceleration of the debt obligations, and as a consequence we may determine it advisable to seek protection under the provisions of the U.S. Bankruptcy Code in order to preserve enterprise value.

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

The mortgage loans originated in our Mortgage Banking and Affordable Housing Debt segments are closed in our name using cash borrowed from warehousing and repurchase lenders and sold within one week to three months following the loan closing to the GSEs or to the market as mortgage-backed securities guaranteed by Fannie Mae or Ginnie Mae and are backed by loans that we originate and are generally AAA rated securities. We use the cash received from the sale to repay the warehouse borrowings. At September 30, 2012, we had an aggregate outstanding balance of $186.7 million on our warehouse facilities with an average interest rate of 2.05%.

Fannie Mae has established benchmark standards for capital adequacy, and reserves the right to terminate the Company’s servicing authority for all or some of the portfolio, if at any time it determines that the Company’s financial condition is not adequate to support its obligation under the DUS agreement. We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital. We believe that the Company has sufficient capital to meet the requirements under the DUS agreement.

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

Cash Flows

	Nine Months Ended
	September 30,
(in thousands)	2012	2011

Cash flow (used in) provided by operating activities	$(40,918)	$1,050
Cash flow provided by (used in) investing activities	40,262	(4,928)
Cash flow used in financing activities	(2)	(19,180)

Net decrease in cash and cash equivalents	$(658)	$(23,058)

Operating Activities

Operating cash flows include the warehousing of mortgage loans that we originate and sell to Fannie Mae and Freddie Mac, each of which has an associated sale commitment that allows us to recoup the full amount expended. During the nine months ended September 30, 2012, net proceeds from mortgage loans sold were $2.4 million compared to $3.8 million of net loans purchased in the nine months ended September 30, 2011. Excluding these amounts from both years, cash flows used in operating activities were $43.4 million in the nine months ended September 30, 2012 as compared to cash flow provided by operating activities of $4.9 million in the same period in 2011. Operating cash flow in 2011 was higher than in 2012 primarily due to $6.6 million collected during 2011 upon the closing of LIHTC funds and in 2012 the cash used for fund advances to certain Tax Credit Fund Partnerships, including those that we made as part of the Merrill Restructuring.

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

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Financing Activities

The level of financing inflows and outflows is partially impacted by the level of mortgage originations which also impacts operating cash flows as described above. During the nine months ended September 30, 2012, we had net draws on our warehouse facilities of $0.9 million compared to a net repayment of $0.2 million during the same period of 2011. Excluding these amounts from both years, cash flows used in financing activities in the nine months ended September 30, 2012 were $1.0 million as compared to $19.0 million in the nine months ended September 30, 2011. The decrease in cash used in financing activities was mainly a result of the $20.0 million repayment of CFin Holding credit facility in 2011 as compared to a $8.9 million payment on our term loan in 2012, partially offset by the $3.9 million Freddie Mac loan that we received in 2012 as part of the Merrill Restructuring and the increase of $3.7 million on the revolving credit facility.

Capital Resources

To fund our operations, we use cash provided by our operations as well as borrowings and other financing arrangements used as capital resources.

The table below reflects our financing obligations at the dates presented:

			September 30, 2012
	September 30,	December 31,	Available to		Maximum
(in thousands)	2012	2011	Borrow		Commitment

Term loan	$116,085	$125,014	$-		$116,085
Revolving credit facility	21,900	12,100	1,328	(1)	37,000
Mortgage Banking committed warehouse facilities	96,512	105,615	128,488	(2)	225,000
Mortgage Banking repurchase facilities	-	8,450	-	(2)	N/A
Multifamily ASAP facility	90,176	71,670	-	(2)	N/A
Freddie Mac loan	3,249	-	-		3,249
Centerline Financial LLC ("CFin" or "Centerline Financial") credit facility	-	-	30,000		30,000
Subtotal	327,922	322,849	159,816

Freddie Mac Secured Financing(3)	520,096	618,163	N/A		N/A
Subtotal (excluding Consolidated Partnerships)	848,018	941,012	159,816

Consolidated Partnerships	161,792	156,643	N/A		N/A

Total	$1,009,810	$1,097,655	$159,816

N/A – Not applicable.

(1)	Borrowing availability reduced by outstanding letters of credit in the amount of $13.8 million. Once these letters of credit are terminated, $12.0 million associated with these letters of credit may not be redrawn. Currently, this faciltiy may only be used for LIHTC property investments.
(2)	Borrowings under these facilities are limited to qualified mortgage loans, which serve as collateral.
(3)	Relates to mortgage revenue bonds that we re-securitized but have not been accounted for as sold for accounting purposes (see Note 11 to the condensed consolidated financial statements).

Term Loan and Revolving Credit Facility

Our Term Loan under our Credit Agreement matures in March 2017 and has an interest rate of 3.00% over either the prime rate or LIBOR at our election (which currently is LIBOR). We must repay $2.98 million in principal per quarter until maturity, at which time the remaining principal is due.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

The Revolving Credit Facility under our Credit Agreement has a total capacity of $37.0 million. The Revolving Credit Facility matures in March 2015 and bears interest at 3.00% over either the prime rate or LIBOR at our election (which currently is LIBOR). Currently, the Revolving Credit Facility may only be used for LIHTC property investments. As of September 30, 2012, $21.9 million was drawn and $13.8 million in letters of credit were issued under the Revolving Credit Facility. Once terminated, $12.0 million of the Revolving Credit Facility associated with these letters of credit cannot be redrawn. At September 30, 2012, the undrawn balance of the Revolving Credit Facility was $1.3 million.

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

In 2011, we entered into a waiver to the Credit Agreement (the “Waiver”) and two subsequent amendments to the Waiver, which among other things, added covenants to the Credit Agreement that restrict (i) the use of proceeds drawn from our Revolving Credit Facility solely to LIHTC investments, (ii) contracts and transactions with Island Centerline Manager LLC, an entity owned and operated by a subsidiary of Island Capital Group LLC (collectively, “Island”), The Related Compaies LP (“TRCLP”), and C-III Capital Partners, LLP (“C-III”) and their affiliates, subject to certain carve-outs, and (iii) other specified material and non-ordinary course contracts and transactions, including property management contracts with Island, TRCLP and C-III and their affiliates.

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

On July 16, 2012, we entered into a fifth amendment to the waiver to the Credit Agreement, for which Bank of America, N.A. is the administrative agent, (the “Fifth Amendment to the Waiver”), which among other things: (i) granted a waiver through October 5, 2012 of our noncompliance with the Consolidated EBITDA to Fixed Charges Ratio covenant contained in our Credit Agreement with respect to the fiscal quarters ended September 30, 2011, March 31, 2012 and June 30, 2012; (ii) granted a waiver through October 5, 2012 of our noncompliance with the Total Debt to Consolidated EBITDA Ratio covenant contained in our Credit Agreement with respect to the fiscal quarter ended June 30, 2012; (iii) required us to pay certain costs and expenses incurred by the administrative agent in administering the Credit Agreement; (iv) requires us to provide certain additional information regarding our Affordable Equity business; and (v) removed the terms in the Credit Agreement that restricted our ability to repurchase the Convertible CRA Shares, allowing at any time prior to August 15, 2012, subject to specified terms, for the redemption of all outstanding Convertible CRA Shares and settling, retiring and terminating any contractual obligations to certain former holders (the “Former Preferred Holders”) of our preferred shares, including the Convertible CRA Shares (collectively, the “Preferred Shares”), who previously agreed to the redemption of their Preferred Shares.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

On October 5, 2012, we entered into a sixth amendment to the waiver to the Credit Agreement, for which Bank of America, N.A. is the administrative agent, (the “Sixth Amendment to the Waiver”), which among other things: (i) granted a waiver through January 11, 2013 of our noncompliance with the Consolidated EBITDA to Fixed Charges Ratio covenant contained in our Credit Agreement with respect to the fiscal quarters ended September 30, 2011, March 31, 2012, June 30, 2012 and September 30, 2012; (ii) granted a waiver through January 11, 2013 of our noncompliance with the Total Debt to Consolidated EBITDA Ratio covenant contained in our Credit Agreement with respect to the fiscal quarters ended June 30, 2012 and September 30, 2012; (iii) required us to pay certain costs and expenses incurred by the administrative agent in administering the Credit Agreement; and (iv) removed the terms in the Credit Agreement that restricted our ability to repurchase the Convertible CRA Shares, allowing for, at any time prior to January 11, 2013, subject to specified terms, the redemption of all outstanding Convertible CRA Shares and settling, retiring and terminating of all contractual rights of certain Former Preferred Holders, who previously agreed to the redemption of their Preferred Shares provided, however, that the costs of such redemptions and termination of rights do not exceed specified amounts, which amounts are significantly less than the amount required to redeem the Convertible CRA Shares pursuant to their terms.

The redemption of the Convertible CRA Shares held by the current holders thereof may trigger rights we granted to the Former Preferred Holders that were previously redeemed to be treated no less favorably with respect to the redemption of their Preferred Shares than any holder of Convertible CRA Shares that is subsequently redeemed (“Most Favored Nation Rights”). Certain of the Former Preferred Holders also have anti-dilution rights (the “Anti-Dilution Rights”), which, for a specified period of time, prohibit us from issuing securities if such issuance would reduce such Former Preferred Holders’ ownership of our common shares below specified percentages. The Sixth Amendment to the Waiver requires us to negotiate in good faith to redeem the outstanding Convertible CRA Shares and eliminate the Most Favored Nation Rights and the Anti-Dilution Rights and allows us to effect such redemptions and elimination of rights at any time prior to January 11, 2013; provided, however, that the costs of such redemptions and elimination of rights do not exceed specified amounts, which amounts are significantly less than the amount required to redeem the Convertible CRA Shares pursuant to their terms. Bank of America, N.A. (we believe acting other than in its capacity as administrative agent under the Credit Agreement) and certain of its affiliates (collectively, the “BofA Entities”) are former Preferred Holders and have Most Favored Nation Rights and Anti-Dilution Rights.

Pursuant to the Fifth Amendment to the Waiver, on July 20, 2012, we sent the BofA Entities a proposal pursuant to which they would, in exchange for a fee, waive their Most Favored Nation Rights and terminate their Anti-Dilution Rights in connection with the redemption of the last two holders of Convertible CRA Shares. The proposed fee was within the parameters specified in the Fifth Amendment to the Waiver. The BofA Entities did not accept our proposal, and instead, by letter dated, August 6, 2012, invoked their Most Favored Nation Rights relating to a prior redemption of Convertible CRA Shares, which may require a payment of $4.0 million, which exceeds the total amounts permitted to be paid to redeem the remaining Convertible CRA Shares and settle the existing Most Favored Nation Rights and Anti-Dilution Rights under the Sixth Amendment to the Waiver. Accordingly, we are not sure, at the current time, if we will be able to redeem the remaining outstanding Convertible CRA Shares and terminate the Most Favored Nation Rights and the Anti-Dilution Rights prior to the January 11, 2013 deadline specified in the Sixth Amendment to the Waiver.

We had previously pledged certain receivables as collateral to secure our obligations under our Credit Agreement. We inadvertently closed the account into which those receivables were to be paid, which resulted in a technical default under our Credit Agreement. We have now reopened the account and are working with Bank of America, N.A., as administrative agent under the Credit Agreement, to obtain a written waiver of this technical default. This technical default may result in technical cross-defaults under certain of our warehouse facilities. We are in discussions with the lenders for these warehouse facilities to remedy, or obtain a waiver with respect to, any cross defaults that may exist.

The waivers granted in the Sixth Amendment to the Waiver will expire on January 11, 2013, and it is expected that we will not be in compliance with the Consolidated EBITDA to Fixed Charges Ratio covenant and Funded Debt to Consolidated EBITDA Ratio covenant in future periods. While we would pursue any options available to us in order to avoid the consequences of covenant non-compliance (such as obtaining additional waivers for covenant non-compliance, working with our lenders to extend, modify or restructure our debt obligations, dispose of our assets or adjust our business, or otherwise pursue strategic and financial alternatives available to us in order to preserve enterprise value), we can provide no assurance that such efforts would enable us to avoid defaults on or the acceleration of our obligations or if implemented will not involve a substantial restructuring or alteration of our business operations or capital structure. Our ability to obtain any additional waivers or concessions from our lenders will be impacted by the continued satisfaction of our covenants and obligations under the Credit Agreement, including those requiring scheduled amortization payments. In addition, a default under our Credit Agreement would result in a cross default under our mortgage banking warehouse facilities, which could eliminate our ability to originate mortgage loans, a development that would have a material adverse effect on our business, financial condition and results of operations. If we do not comply with the covenants and obligations in the Credit Agreement or our other loan agreements, our lenders may choose to declare a default and exercise their remedies, including acceleration of the debt obligations, and as a consequence we may determine it advisable to seek protection under the provisions of the U.S. Bankruptcy Code in order to preserve enterprise value.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Mortgage Banking Warehouse and Repurchase Facilities

On September 30, 2012, we had five warehouse facilities we use to fund our loan originations. Mortgages financed by these facilities (see Note 6 to the condensed consolidated financial statements), as well as the related servicing and other rights (see Note 7 to the condensed consolidated financial statements) have been pledged as security under these warehouse facilities. All loans securing these facilities have firm sale commitments with the GSEs or the FHA. Our warehouse facilities include:

•	A $100.0 million committed warehouse facility that matures in September 2013 and bears interest at a rate of LIBOR plus 1.90%. The interest rate on the warehouse facility was 2.12% as of September 30, 2012 and 2.80% as of December 31, 2011.

•	A $50.0 million committed warehouse facility that matures in November 2013 and bears interest at a rate of LIBOR plus a minimum of 1.90% and a maximum of 3.40%. There was no outstanding balance on the warehouse facility as of September 30, 2012. The interest rate on the warehouse facility was 3.05% as of December 31, 2011.

•	A $75.0 million committed warehouse facility that matures in April 2013 and bears interest at a rate of LIBOR plus a minimum of 2.50% and a maximum of 3.50%. The interest rate on the warehouse facility was 2.71% as of September 30, 2012.

•	An uncommitted warehouse repurchase facility that provides additional resources for warehousing of mortgage loans with Fannie Mae. This facility is scheduled to mature in November 2013 and bears interest at a rate of LIBOR plus 3.50% with a minimum of 4.50%. Our lender under an uncommitted warehouse repurchase facility that provided us with additional resources for warehousing of mortgage loans with Freddie Mac, no longer operates master purchase and sale agreements to fund Freddie Mac loans with any new or existing counterparties. Accordingly, this agreement was terminated as of September 14, 2012.

•	An uncommitted facility with Fannie Mae under its Multifamily As Soon As Pooled Facility funding program. This facility has no maturity date. After approval of certain loan documents, Fannie Mae will fund loans after closing and the advances are used to repay our warehouse facilities. Subsequently, Fannie Mae funds approximately 99% of the loan and Centerline Mortgage Capital Inc. (“CMC”) funds the remaining 1%. CMC is later reimbursed by Fannie Mae when the assets are sold. Effective June 2012, interest on this facility currently accrues at a rate of LIBOR plus 1.45%, with a minimum rate of 1.80%. The interest rate on this facility was 1.80% as of September 30, 2012 and 1.70% as of December 31, 2011.

Unless otherwise stated, we expect, depending on our business needs, to renew our warehouse facilities annually. Our ability to originate mortgage loans depends upon our ability to secure and maintain these types of short-term financings on acceptable terms. We believe that our existing warehouse lines and working capital will be sufficient to meet all of our borrowers' needs.

Freddie Mac Loan

In connection with the Merrill Restructuring (see Note 21 to the condensed consolidated financial statements), Freddie Mac provided Centerline Holding Company with a loan that is to be repaid in 18 equal monthly installments. Proceeds of this loan were used to repay principal on bonds included in the 2007 re-securitization to allow those bonds to stabilize. The loan is non-interest bearing to the extent there are no defaults on installment payments. Repayment of the loan is secured only by our Series B Freddie Mac Certificates.

Centerline Financial Credit Facility

In June 2006, Centerline Financial entered into a senior credit agreement. Under the terms of the agreement, Centerline Financial is permitted to borrow up to $30.0 million until its maturity in June 2036, if needed to meet payment or reimbursement requirements under the yield transactions of Centerline Financial (see Note 21 to the condensed consolidated financial statements). Borrowings under the agreement will bear interest at our election of either:

•	LIBOR plus 0.65%; or

•	1.40% plus the higher of the prime rate or the federal funds effective rate plus 0.75%.

As of September 30, 2012, no amounts were borrowed under this facility. Neither Centerline Holding Company nor its subsidiaries are guarantors of this facility. Due to a wind-down event caused by a capital deficiency under Centerline Financial’s operating agreement, which occurred in 2010, the Centerline Financial senior credit facility continues to be in default as of September 30, 2012. Amounts under the Centerline Financial senior credit facility are still available to be drawn, and we do not believe this default has a material impact on our financial statements or operations.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Also as a result of the wind-down event, Centerline Financial is restricted from making any member distributions and is restricted from engaging in any new business.

Consolidated Partnerships

As of September 30, 2012 and December 31, 2011, the capital structure of our Consolidated Partnerships comprised debt facilities that are non-recourse to us, including:

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

Redeemable Securities

As of September 30, 2012, we had 320,291 Convertible CRA Shares outstanding. As we had not repurchased these Convertible CRA Shares as of January 1, 2012, the holders of the Convertible CRA Shares have the option to require us to redeem the Convertible CRA Shares for the original gross issuance price per share, which totals $6.0 million. The two holders of Convertible CRA Shares have exercised their option. However, we have been restricted from meeting this requirement pursuant to the terms of the Credit Agreement. In addition, the redemption of the Convertible CRA Shares held by the current holders thereof may trigger rights we granted to certain Former Preferred Holders that were previously redeemed to be treated no less favorably with respect to the redemption of their Preferred Shares than any holder of Convertible CRA Shares that is subsequently redeemed (“Most Favored Nation Rights”). Certain of the Former Preferred Holders also have anti-dilution rights (the “Anti-Dilution Rights”), which, for a specified period of time, prohibit us from issuing securities if such issuance would reduce such Former Preferred Holders’ ownership of our common shares below specified percentages. See “—Capital Resources—Term Loan and Revolving Credit Facility” for additional information regarding the Convertible CRA Shares outstanding and the rights of the Former Preferred Holders.

On November 1, 2012, the holder of 214,247 Convertible CRA Shares, which in January 2012 exercised a put option to sell all of its Convertible CRA Shares to the Company, submitted to the American Arbitration Association a demand for arbitration based on the Company’s alleged failure to comply with its obligation under the option agreement to pay the gross issuance price of the Convertible CRA Shares. The arbitration claim is for approximately $4.0 million.

On November 5, 2012, the holder of the remaining 106,044 Convertible CRA Shares, which in June 2012 exercised a put option to sell all of its Convertible CRA Shares to the Company, submitted to the American Arbitration Association a demand for arbitration based on the Company’s alleged failure to comply with its obligation under the option agreement to pay the gross issuance price of the Convertible CRA Shares. The arbitration claim is for approximately $2.0 million.

Our Credit Agreement contains restrictions on distributions. Under the Credit Agreement, we generally are not permitted to make any distributions or redeem or purchase any of our shares, including Convertible CRA Shares.

The Sixth Amendment to the Waiver which the Company entered into on October 5, 2012, removes, through January 11, 2013, the terms in the Credit Agreement that restrict our ability to repurchase the Convertible CRA Shares subject to specified conditions. The Company is engaged in negotiations with the holders of the Convertible CRA Shares in an effort to redeem the outstanding Convertible CRA Shares and cancel these shares and their rights in exchange for an amount significantly less than the gross issuance price.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(continued)

Commitments and Contingencies

Off Balance Sheet Arrangements

The following table reflects our maximum exposure and the carrying amounts recorded to account payable, accrued expenses and other liabilities as of September 30, 2012 for guarantees we and our subsidiaries have entered into and other contingent liabilities:

	Maximum	Carrying
(in thousands)	Exposure	Amount

Tax Credit Fund Partnerships credit intermediation(1)	$1,235,025	$17,674
Mortgage banking loss sharing agreements(2)	906,282	20,698
Credit support to developers(3)	171,897	-
Centerline Financial credit intermediation(4)	33,715	816
Letters of credit	13,772	-
General Partner property indemnifications	11,568	-
Contingent liabilities at the Consolidated Partnerships	11,270	-

	$2,383,529	$39,188

(1)	Through isolated special purpose entities, these transactions were undertaken to expand the Affordable Housing Equity business by offering agreed-upon rates of return to third-party investors for pools of multifamily properties in certain Tax Credit Fund Partnerships. The carrying values of $17.7 million disclosed above relate to the deferred fees we earn for the transactions that we recognize over the period until maturity of these credit intermediations.
(2)	The loss sharing agreements with Fannie Mae and Freddie Mac are a normal part of the DUS and DUI lender programs. The carrying value disclosed above is our estimate of potential exposure under the guarantees. Based on current expectations of defaults in the portfolio of loans, we anticipate that we may be required to pay between $3.0 and $4.2 million in the next 12 months.
(3)	Generally relates to business requirements for developers to obtain construction financing. As part of our role as co-developer of certain properties, we issue these guarantees in order to secure properties as assets for the Tax Credit Fund Partnerships we manage. To date, we have had minimal exposure to losses under these guarantees.
(4)	These transactions were undertaken to expand our Credit Risk Products business by offering credit intermediation to third-party customers. To date, we have had minimal exposure to losses and anticipate no material liquidity requirements in satisfaction of any arrangement. The carrying values of $0.8 million disclosed above relates to the deferred fees we earn for the transactions that we recognize over the period until maturity of these derivatives.

The maximum exposure amount is not indicative of our expected losses under the guarantees. For details of these transactions, see Note 21 to the condensed consolidated financial statements.

SECTION 4 – FORWARD LOOKING STATEMENTS

Certain statements made in this report may constitute, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts, but rather our beliefs and expectations that are based on our current estimates, projections and assumptions about our Company and industry. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Some of these risks include, among other things:

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

Item 4. Controls and Procedures.

a)	Evaluation of Disclosure Controls and Procedures

Our President and Chief Operating Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act as of the end of the period covered by this quarterly report. Based on such evaluation, they have concluded that our disclosure controls and procedures as of the end of the period covered by this quarterly report were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to our management, including the President and Chief Operating Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

b)	Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s condensed consolidated financial statements and therefore no accrual is required as of September 30, 2012.

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

In March 2010, we entered into the Credit Agreement and have subsequently entered into the Waiver and six amendments to the Waiver. The Credit Agreement places certain restrictions on our activities, including, among other things:

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

We must repay $2.98 million in principal per quarter on our Term Loan under our Credit Agreement until maturity in March 2017 at which time the remaining principal is due. Our Revolving Credit Facility under our Credit Agreement matures in March 2015.

We were out of compliance with the Consolidated EBITDA to Fixed Charges Ratio covenant of the Credit Agreement with respect to the quarters ended September 30, 2011, March 31, 2012, June 30, 2012 and September 30, 2012 and the Funded Debt to Consolidated EBITDA Ratio covenant for June 30, 2012 and September 30, 2012, and have received waivers with respect to such noncompliance from the lenders under the Credit Agreement. The current waiver will expire on January 11, 2013, and it is expected that we will not be in compliance with the Consolidated EBITDA to Fixed Charges Ratio and Funded Debt to Consolidated EDITDA ratio covenants in future periods. While we would pursue any options available to us in order to avoid the consequences of covenant non-compliance (such as obtaining additional waivers for covenant non-compliance, working with our lenders to extend, modify or restructure our debt obligations, dispose of our assets or adjust our business, or otherwise pursue strategic and financial alternatives available to us in order to preserve enterprise value), we can provide no assurance that such efforts would enable us to avoid defaults on or the acceleration of our obligations or if implemented will not involve a substantial restructuring or alteration of our business operations or capital structure. Our ability to obtain any additional waivers or concessions from our lenders will be impacted by the continued satisfaction of our covenants and obligations under the Credit Agreement, including those requiring scheduled amortization payments, such as the payment due December 31, 2012. In addition, a default under our Credit Agreement would result in a cross default under our mortgage banking warehouse facilities, which could eliminate our ability to originate mortgage loans, a development that would have a material adverse effect on our business, financial condition and results of operations. If we do not comply with the covenants and obligations in the Credit Agreement or our other loan agreements, our lenders may choose to declare a default and exercise their remedies, including acceleration of the debt obligations, and as a consequence we may determine it advisable to seek protection under the provisions of the U.S. Bankruptcy Code in order to preserve enterprise value.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Equity Securities Purchased By Us

The Board of Trustees has authorized a common share repurchase plan, enabling us to repurchase, from time to time, up to 3.0 million common shares in the open market; however, under the terms of our Credit Agreement, we were restricted from acquiring capital stock while such facilities were outstanding. We did not repurchase any of our equity securities during the third quarter of 2012. The maximum number of shares that may yet be purchased under the plan is 303,854.

Unregistered Sales of Equity Securities

During the third quarter of 2012, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Item 3.	Defaults upon Senior Securities. None.

Item 4.	Mine Safety Disclosures. Not applicable

Item 5.	Other Information. None.

Item 6.	Exhibits.

The Exhibit Index appearing after the signature page of the Quarterly Report on Form 10-Q is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERLINE HOLDING COMPANY

(Registrant)

Date: November 19, 2012	By:	/s/ Robert L. Levy
Robert L. Levy
President and Chief Operating Officer
(Principal Executive Officer)

Date: November 19, 2012	By:	/s/ Michael P. Larsen
Michael P. Larsen
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3(a)	The Restated Certificate of Trust of Centerline, dated February 26, 2002, as filed in the office of the Secretary of State on February 26, 2002 (incorporated by reference to Exhibit 3.(i)a to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission (the “Commission”) on March 31, 2010).

3(b)	Certificate of Amendment of the Restated Certificate of Business Trust, dated as of November 17, 2003 (incorporated by reference to Exhibit 3.3 of our Registration Statement on Form S-8, filed with the Commission on November 25, 2003).

3(c)	Certificate of Amendment of the Restated Certificate of Trust, effective April 2, 2009 and dated March 28, 2009 (incorporated by reference to Exhibit 3.3 of our Current Report on Form 8-K filed with the Commission on April 6, 2007).

3(d)	Third Amended and Restated Trust Agreement, dated October 6, 2010 (incorporated by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A, filed with the Commission on August 24, 2010)

3(e)	Certificate of Designation of special preferred voting shares, dated November 17, 2003 (incorporated by reference to Exhibit 99.4 of our Current Report on Form 8-K, filed with the Commission on December 1, 2003).

3(f)	Amendment No. 1 to the Certificate of Designation of special preferred voting shares of Centerline Holding Company, effective May 4, 2007 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on May 10, 2007).

3(g)	Amendment No. 2 to the Certificate of Designation of the special preferred voting shares, dated as of March 5, 2010 (incorporated by reference to Exhibit 3.6 of our Current Report on Form 8-K filed with the Commission on March 11, 2010).

3(h)	Certificate of Designation relating to the creation of the Special Series B Shares, dated as of March 5, 2010 (incorporated by reference to Exhibit 3.5 of our Current Report on Form 8-K filed with the Commission on March 11, 2010).

3(i)	Sixth Amended and Restated Bylaws of Centerline Holding Company, dated October 6, 2010 (incorporated by reference to Appendix D our Definitive Proxy Statement on Schedule 14A, filed with the Commission on August 24, 2010).

10(a)	Fourth Amended and Restated Warehousing Credit and Security Agreement, dated as of September 25, 2012, among Centerline Mortgage Capital Inc. and Centerline Mortgage Partners Inc. and Bank of America, N.A., as agent for the lender, and as lender (incorporated by reference to our Current Report on Form 8-K filed with the Commission on September 28, 2012).

10(b)	First Amendment to Mortgage Warehouse Loan and Security Agreement, dated as of October 19, 2012, by and among Centerline Mortgage Capital Inc. and Centerline Mortgage Partners Inc. and Manufacturers and Traders Trust Company as lender (incorporated by reference to our Current Report on Form 8-K filed with the Commission on October 24, 2012).

10(c)	Second Amendment to Mortgage Warehouse Loan and Security Agreement, dated as of November 9, 2012, by and among Centerline Mortgage Capital Inc. and Centerline Mortgage Partners Inc. and Manufacturers and Traders Trust Company, as lender (incorporated by reference to our Current Report on Form 8-K filed with the Commission on November 14, 2012).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	Interactive Data File*

*	Filed herewith.

- 89 -